Form 10KSB
period 1994-09-30
JNS MARKETING INC
filed 1998-02-24
CIK 743758

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended:  September 30, 1994
                                     ------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

         Commission file number     0-13215


                               JNS MARKETING, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Colorado                                        84-0940146
-------------------------------                     -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)



               C/O Schlueter & Associates, P.C., 1050 17th Street,
                       Suite 1700, Denver, Colorado 80265
               ---------------------------------------------------
                    (Address of principal executive offices)



Issuer's telephone number:        (303) 292-3883
                                  --------------

Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes     No   X
                                                              ---     ---


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:   $0

As of September 30, 1997, 2,243,652 shares of the Company's Common Stock, no par value per share, were held by non-affiliates. There is no trading market for the Company's Common Stock.



The number of shares of Common Stock of the registrant outstanding as of September 30, 1997, were 25,182,245.

                       Documents incorporated by reference

                                      None

                                TABLE OF CONTENTS



PART I                                                                   PAGE



      Item 1.     Description of Business                                 1

      Item 2.     Description of Property                                 9

      Item 3.     Legal Proceedings                                       9

      Item 4.     Submission of Matters to a Vote of Security Holders     9





PART II



      Item 5.     Market for Common Equity and Related
                  Stockholder Matters                                     9

      Item 6.     Management's Discussion and Analysis or Plan
                  of Operation                                            12

      Item 7.     Financial Statements                                    12

      Item 8.     Changes in and Disagreements With Accountant
                  on Accounting and Financial Disclosure                  12





PART III



      Item 9.     Directors, Executive Officers, Promoters
                  and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act                      12

      Item 10.    Executive Compensation                                 15

      Item 11.    Security Ownership of Certain Beneficial
                  Owners and Management                                  16

      Item 12.    Certain Relationships and Related Transactions         16

      Item 13.    Exhibits and Reports on Form 8-K                       17





SIGNATURES                                                               18

                                    PART I



Item 1 - Description of Business
--------------------------------

Background

     JNS Marketing, Inc. (the "Company") was incorporated on July 15, 1983 under the laws of the State of Colorado. The Company engaged from inception through the fiscal year ended September 30, 1988 in the business of searching for and obtaining, on a buyout basis or a right-to-market basis, products which were to be sold to the general public primarily through the television media. Since 1989, the Company has not engaged in any business nor had any revenues. The Company's sole business from 1989 to the present has been to seek to acquire assets of or an interest in a company or venture actively engaged in a business generating revenues or having immediate prospects of generating revenues.

     In May 1994, the Company entered into a Plan and Agreement of Reorganization with Cedar Pacific Golf Properties ("CPGP"), a Nevada corporation, pursuant to which the Company issued an aggregate of 22,938,593 shares of its Common Stock in exchange for 100% of the issued and outstanding shares of common stock of CPGP. It was intended that CPGP would exercise an option to acquire approximately 821 acres of land near Stockton, California, and that the Company would develop the land into a golf course and planned residential community. However, certain conditions to which the Plan and Agreement of Reorganization was subject were not fulfilled, and in 1997 the Company, CPGP and CPGP's previous stockholders agreed to rescind the transactions contemplated therein, including the issuance of the 22,938,593 shares of the Company's Common Stock and the transfer of the CPGP stock to the Company.

     In July 1997, the Company entered into a Stock Purchase Agreement with certain individuals (collectively, the "Purchasers") pursuant to which the Company issued 22,938,593 shares of its Common Stock to the Purchasers for a total of $70,000.

     The Company's Articles of Incorporation, as amended, entitle it to transact any lawful business or businesses for which corporations may be incorporated pursuant to the Colorado Corporation Code. The Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

     The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. In order to comply with these various limitations, management does not intend to undertake any efforts to sell any additional securities of the Company, either debt or equity, or cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

General Business Plan

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company will not restrict its search to any specific business, industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-Ks, 10-Qs or 10-KSBs, agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

     The Company will not restrict its search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which the Company may offer.

     It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, on consummation of a proposed transaction.

     The Articles of Incorporation of the Company provide that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

     With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders. If required to so do under relevant law, management of the Company will seek shareholder approval of a proposed merger or acquisition via a Proxy Statement. However, such approval would be assured where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction. Further, a prospective transaction may be structured so that shareholder approval is not required, and such a transaction may be effectuated by the Board of Directors without shareholder approval.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB (or 10-K, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.


Competition

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.


Employees

     The Company has no full time employees. The Company's president, treasurer and secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

Investment Company Act of 1940

     The Company may participate in a business or opportunity by purchasing, trading or selling the securities of such business. However, the Company does not intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Act and the regulations promulgated thereunder.

     Section 3(a) of the Investment Act provides the definition of an "investment company" which includes an entity that engages or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities, or that engages or proposes to engage in the business of investing, reinvesting, owning, holding or trading "investment securities" (defined as all securities other than government securities, securities of majority-owned subsidiaries and certain other securities) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner that will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited. In order to avoid classification as an investment company, the Company will search for, analyze and acquire or participate in a business opportunity by use of a method that does not involve the acquisition, ownership or holding of investment securities.

     The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, which regulation has the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, its shareholders will not be afforded these purported protections.

     The Company intends to vigorously resist classification as an investment company and to take advantage of any exemptions or exceptions from application of the Investment Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time-consuming and costly, or even prohibitive, given the Company's limited resources.

Certain Risks

     The Company's business is subject to numerous risk factors, including the following:

     No Operating History or Revenue and Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

     Speculative Nature of Company's Proposed Operations. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

     Scarcity of and Competition for Business Opportunities and Combinations. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

     No Agreement for Business Combination or Other Transaction; No Standards for Business Combination. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

     Continued Management Control; Limited Time Availability. While seeking a business combination, management anticipates devoting up to 20 hours per month to the business of the Company. None of the Company's officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

     Conflicts of Interest - General. Certain of the officers and directors of the Company are directors and/or principal shareholders of other blank check companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serves as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if the Company and other blank check companies with which the Company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Conflicts of Interest."

     Reporting Requirements May Delay or Preclude Acquisition. Sections 13 and 15(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

     Lack of Market Research or Marketing Organization. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

     Lack of Diversification. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by the business opportunity or opportunities which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

     Regulation. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

     Probable Change in Control and Management. A business combination involving the issuance of the Company's Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

     Reduction of Percentage Share Ownership Following Business Combination. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued shares of Common Stock of the Company would result in a reduction in the percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

     Disadvantages of Blank Check Offering. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

     Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax- free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

     Requirement  of  Audited  Financial   Statements  May  Disqualify  Business
Opportunities. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

Item 2 - Description of Property
--------------------------------

     The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

     The Company operates from its offices at 1050 17th Street, Suite 1700, Denver, Colorado 80265, which is the office of Henry F. Schlueter, an officer and director of the Company. This space is provided to the Company on a rent free basis and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.

Item 3 - Legal Proceedings
--------------------------

     The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.



                                     PART II



Item 5 - Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     There is no trading market for the Company's Common Stock at present and there has been no trading market to date. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the aftermarket for the Company's securities and management does not intend to initiate any such discussions until such time as the Company has consummated a merger or acquisition. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Market Price

     The Company's Common Stock is not quoted at the present time.

     Effective August 11, 1993, the Securities and Exchange Commission (the "Commission") adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     The NASDAQ Stock Market, which administers NASDAQ, has recently made changes in the criteria for NASDAQ eligibility. In order to be included in NASDAQ's SmallCap Market, a company must satisfy the requirements described below. A company must meet one or more of the following three requirements: (i) net tangible assets of $4 million ($2 million for continued inclusion); (ii) have a market capitalization of $50 million ($35 million for continued inclusion); or (iii) have net income (in the latest fiscal year or two of the last three fiscal years) of $750,000 ($500,000 for continued inclusion). In addition, a company must also satisfy the following requirements: (i) 1 million shares in the public float (500,000 for continued inclusion); (ii) $5 million of market value of the public float ($1 million for continued inclusion); (iii) a minimum bid price of $4 ($1 for continued inclusion); (iv) three market makers (two for continued inclusion); (v) 300 (round lot) shareholders; (vi) an operating history of one year or market capitalization of $50 million; and (vii) certain corporate governance standards.

     Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurance that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such event, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

Holders

     There are approximately 134 record holders of the Company's Common Stock. An aggregate of 24,778,925 shares of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act.

     As of the date of filing this report, 1,840,332 of the issued and outstanding shares of the Company's Common Stock were eligible for sale under Rule 144 promulgated under the Securities Act of 1933 (the "Securities Act"), subject to certain limitations included in said Rule. However, the holder of 400,000 of those shares has executed a "lock-up" letter agreement, affirming that he will not sell those 400,000 shares prior to October 1998. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three month period a number of shares which does not exceed the greater of one percent of the then outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

Dividends

     The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

     In May 1994, the Company entered into a Plan and Agreement of Reorganization (the "Plan") with Cedar Pacific Golf Properties ("CPGP"), a Nevada corporation. Pursuant to the Plan, the Company issued an aggregate of 22,938,593 shares of its Common Stock to the six stockholders of CPGP in exchange for 100% of the issued and outstanding shares of common stock of CPGP. The Plan was subject to the fulfillment of certain conditions which were not met. As a result, in July 1997, the Plan was rescinded, all shares of the Company's Common Stock previously issued to the stockholders of CPGP were returned to the Company and canceled and all shares of CPGP previously transferred to the Company were returned to the original holders thereof.

     In July 1997, the Company entered into a Stock Purchase Agreement (the "Agreement") pursuant to which it issued and sold an aggregate of 22,938,593 shares of its Common Stock to five persons for a total of $70,000.

     No underwriter, broker or dealer, in its capacity as such, was involved in any of the above sales of the Company's unregistered securities, and no underwriting discounts, commissions or brokerage fees were paid with respect to such transactions.

     The Company considers that the above transactions are exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, (the "Securities Act") pursuant to the exemptions under Sections 4(2) and 3(b) of the Securities Act as sales of securities not involving a public offering. Management of the Company has represented that the persons who paid cash for their securities in the foregoing transactions possessed material information concerning the Company and were in a position to obtain from the Company information necessary to verify such information. All such persons were offered the opportunity to obtain information from the Company in order to evaluate the merits and risks of the proposed investment. In addition, all such persons were informed that they were obtaining "restricted securities" as defined in Rule 144 under the Securities Act, that such shares cannot be transferred without appropriate registration or exemption therefrom, that they must bear the economic risk of the investment for an indefinite period of time and that the Company would restrict the transfer of the securities in accordance with such restrictions. In addition, each certificate representing shares purchased in the above transactions bears the standard restrictive legend.

Item 6 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Plan of Operation

     The  Company  intends  to seek to  acquire  assets  or  shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. As of the date of this report, the Company has no plans, arrangements, understandings or commitments with respect to any potential merger or acquisition, nor is the Company engaged in negotiations with respect to such matter. For a complete description of the Company's plan of operation, see Item 1, "Description of Business."

     If required to so do under relevant law, management of the Company will seek shareholder approval of a proposed merger or acquisition via a Proxy Statement. However, such approval would be assured where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction. Further, a prospective transaction may be structured so that shareholder approval is not required, and such a transaction may be effectuated by the Board of Directors without shareholder approval. While any disclosure which may be provided to shareholders may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within 60 days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

Item 7 - Financial Statements
-----------------------------

     The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     The Company has not had any reported or material disagreement with its accountants on any matter of accounting principles, practices or financial statement disclosure.



                                    PART III



Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

     Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

             Name                         Age                 Position
             ----                         ---                 --------

   David Gregarek                         43            President and Director

   Frederick A. Huttner                   52            Treasurer and Director

   Henry F. Schlueter                     46            Secretary and Director


     Officers are appointed by and serve at the discretion of the Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. Each of the Company's officers and directors devotes only such time as is available to the business of the Company. There are no family relationships between any directors or executive officers of the Company.

     David J. Gregarek has served as President and director of the Company since January 6, 1996. Mr. Gregarek only devotes such time as is available to the business of the Company. Mr. Gregarek also has served on the Boards of Directors of the following blank check companies:

     Bellview Capital Corporation ("Bellview") conducted its initial public offering in August 1986 and raised gross proceeds of $150,000 through the sale of 15,000,000 units at $0.01 per unit, each unit consisting of one share of common stock and one warrant to purchase common stock. On February 27, 1987, Bellview acquired the assets of Associated Ancillary Service, Inc., and changed its name to Medical Ancillary Services, Inc. Mr. Gregarek served as a director of Medical Ancillary Services, Inc. until his resignation in August 1987. Medical Ancillary Services, Inc. is not an Exchange Act reporting company.

     Clearview Capital Corporation ("Clearview") conducted its initial public offering in June 1987 and raised gross proceeds of $200,000 through the sale of 20,000,000 units at $0.01 per unit, with each unit consisting of one share of common stock and two warrants to purchase common stock. Effective January 19, 1988, Clearview merged with Arriba Fajita, Inc., the operator of four restaurants in Austin, Texas, and changed its name to Arriba Fajita Holdings, Inc. Mr. Gregarek resigned from the Board of Directors of Arriba Fajita Holdings, Inc. in June 1988. Arriba Fajita Holdings, Inc. is not an Exchange Act reporting company.

     Ferrari Capital, Ltd. ("Ferrari") conducted its initial public offering in 1987 or early 1988 and raised gross proceeds of $125,000 through the sale of 12,500,000 units at $0.01 per unit, each unit consisting of one share of common stock and one warrant to purchase common stock. Mr. Gregarek resigned from the Board of Directors of Ferrari in 1989. Ferrari was administratively dissolved by the Colorado Secretary of State in January 1993.

     Parkway Capital Corporation ("Parkway") conducted its initial public offering in February 1988 and raised gross proceeds of $200,000 through the sale of 20,000,000 units at $0.01 per unit, each unit consisting of one share of common stock and two warrants to purchase common stock. In March 1994, Mr. Gregarek sold 19,160,000 shares of Parkway for a price of $0.001 per share, or $19,491, thereby effecting a change in control of Parkway, and resigned from its Board of Directors. In October 1994, Parkway was merged into QCS Corporation, which currently trades on the Nasdaq Bulletin Board under the symbol QCSC.

     Maui Capital Corporation ("Maui") conducted its initial public offering in May 1989 and raised gross proceeds of $250,000 through the sale of 50,000,000 units at $0.005 per unit, with each unit consisting of one share of common stock and one warrant to purchase common stock. In September 1995, Maui, through a wholly owned subsidiary, merged with Charter Communications International, Inc.

and Mr. Gregarek resigned from its Board of Directors. In January 1996, Maui acquired 90% of the stock of Phoenix DataNet, Inc. ("PDN"). In March 1996, Maui merged with Phoenix Data Systems, Inc. ("Phoenix"), the former parent of PDN, and in conjunction with that merger, Maui acquired the remaining 10% of the stock of PDN. In May 1996, Maui changed its name to Charter Communications International, Inc. ("Charter") which currently trades on the Nasdaq Bulletin Board under the symbol CHTD.

     Aurora Acquisitions, Inc. ("Aurora") filed a registration statement under the Securities Act of 1933, as amended, in 1992 in order to register units of its securities for issuance and sale; however, the registration statement was abandoned in 1993 and none of the units were issued or sold. Mr. Gregarek was one of the initial shareholders and investors in Aurora. Mr. Gregarek offered to attempt to register Aurora under the Securities Exchange Act of 1934, to find an appropriate candidate for a reverse acquisition, to obtain counsel for the company and to assemble a new management team for the company. Mr. Gregarek was appointed to the board of directors of Aurora in January 1996. As of the date of filing this Annual Report, no acquisition candidate has been identified. Aurora has been an Exchange Act reporting company since 1996.

     Frederick R. Huttner has served as Treasurer and a director of the Company since August 6, 1997. From February 1987 until his resignation in October 1992, Mr. Huttner was a director of Parkway Capital Corporation, another blank check company. Since 1981, Mr. Huttner has been the President and sole shareholder of Huttner and Company, which provides consulting services to emerging businesses. From 1992 to 1994, he also served as the controller for Orange Broussards School. Mr. Huttner received his Bachelor of Arts degree in accounting from New York University and is a member of the American Institute of Certified Public Accountants. Mr. Huttner is a director of Applied Voice Recognition, Inc., an Exchange Act reporting company.

     Henry F. Schlueter has served as Secretary and a director of the Company since August 6, 1997. Since 1992, Mr. Schlueter has been the managing director of Schlueter & Associates, P.C., a law firm, practicing in the areas of securities, mergers and acquisitions, finance and corporate law. From 1989 to 1991, prior to establishing Schlueter & Associates, P.C., Mr. Schlueter was a partner in the Denver, Colorado office of Kutak Rock (formerly Kutak, Rock & Campbell), and from 1984 to 1989, he was a partner in the Denver office of Nelson & Harding. Mr. Schlueter is a member of the American Institute of Certified Public Accountants, the Colorado Society of CPA's, the Colorado and Denver Bar Associations and the Wyoming State Bar. Mr. Schlueter received his law degree from the University of Wyoming College of Law in 1978.

Compliance with Section 16(a) of the Exchange Act

     Based upon the rescission of the sale in 1994 of shares of the Company's Common Stock and other investigation, management of the Company is not aware of any failure to timely file reports required by section 16(a) of the Exchange Act during the fiscal year ended September 30, 1994 or fiscal years prior thereto.

Conflicts of Interest

     Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

     Certain of the officers and directors of the Company are directors and principal shareholders in other blank check companies, and officers and directors of the Company may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

     The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company and the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997. All directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

     The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

     There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

Item 10 - Executive Compensation
--------------------------------

     None of the Company's officers and/or directors receives any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of filing this report, the Company has no funds available to pay officers or directors. Further, none of the officers or directors is accruing any compensation pursuant to any agreement with the Company.

     It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors were offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction would not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted Common Stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of filing this report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 30, 1997 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.


Name and Address                                 Shares Beneficially Owned
of Beneficial Owner                               Number           Percent
-------------------                               ------           -------

Henry F. Schlueter                               5,734,649           22.7%
1050 17th Street, Suite 1700
Denver, Colorado  80265

David Gregarek                                   5,734,648           22.7%
P. O. Box 518
Littleton, Colorado 80160

Frederick R. Huttner(1)                          5,734,648           22.7%
13634 Taylor Crest Road
Houston, Texas 77079

Jerrold D. Burden                                5,734,648           22.7%
Strategic Alliance Co.
680 Franklin Street
Denver, Colorado 80218

Officers and Directors                          17,203,945           68.2%
as a Group (3 persons)

-------------

(1) Includes 3,932,330 shares which are held of record by the Frederick R. Huttner-SEP.

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

     Effective July 2, 1997, the Company entered into a Stock Purchase Agreement with David Gregarek, the President of the Company, Frederick R. Huttner, the Treasurer of the Company, Henry F. Schlueter, the Secretary of the Company, and one other individual (collectively, the "Purchasers") pursuant to which the Company issued 22,938,593 shares of its Common Stock to the Purchasers. In consideration for the shares, the Purchasers paid the Company the amount of $65,000 in cash and assumed certain liabilities of the Company to the extent of $5,000. As a result of this transaction, the Purchasers acquired 91% of the issued and outstanding shares of Common Stock of the Company, thereby effecting a change in control of the Company.

     Schlueter & Associates, P.C., the law firm of which Henry F. Schlueter, the Company's Secretary and director, is managing director, is currently providing legal services to the Company.

That firm may provide such services in the future and may receive compensation therefor from the Company.

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(a)      No Exhibits are filed with this Annual Report:

(b)      Reports on Form 8-K


     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1994.

Signatures



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              JNS MARKETING, INC.



Date:                                         By: /s/  David Gregarek
                                                  ------------------------------
                                                       David Gregarek, President




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:                                    /s/  Frederick R. Huttner
                                              ----------------------------------
                                              Frederick R. Huttner, Treasurer





Date:                                    /s/  Henry F. Schlueter
                                              ----------------------------------
                                              Henry F. Schlueter, Secretary

                               JNS MARKETING, INC.
                        (A Development Stage Enterprise)
                              FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1994, 1993 AND 1992

                                    I N D E X


                                                                         PAGE
                                                                         ----

ACCOUNTANTS' AUDIT REPORT                                                 F-1

BALANCE SHEETS                                                            F-2

STATEMENTS OF OPERATIONS                                                  F-3

STATEMENTS OF CASH FLOWS                                                  F-4

STATEMENT OF STOCKHOLDERS' EQUITY                                      F-5 - F-6

NOTES TO FINANCIAL STATEMENTS                                          F-7 - F-8

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and
Stockholders of JNS Marketing, Inc.

We have audited the accompanying balance sheet of JNS Marketing, Inc. (a development stage company) as of September 30, 1994 and 1993 and the related statements of operations and stockholders' equity for the years ended September 30, 1994, 1993 and 1992 and for the period from July 15, 1983 (inception) to September 30, 1994. We have also audited the accompanying statement of cash flows for the years ended September 30, 1994, 1993 and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JNS Marketing, Inc. as of September 30, 1994 and 1993 and the results of its operations and its cash flows for the years ended September 30, 1994, 1993 and 1992 and the results of its operations from July 15, 1983 (inception) to September 30, 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception and has experienced severe liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


    LEVINE, HUGHES & MITHUEN, INC.

Englewood, Colorado
October 7, 1997



                                         JNS MARKETING, INC.
                                 (A Development Stage Enterprise)
                                           BALANCE SHEETS
                                     SEPTEMBER 30, 1994 AND 1993


                                               ASSETS
                                               ------

                                                                                1994                 1993
                                                                           -------------       ----------

Current assets:                                                            $         -         $         -
                                                                           -----------         -----------

           Total current assets                                                      -                   -
                                                                           -----------         -----------

           Total assets                                                    $         -         $         -
                                                                           ===========         ===========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

Current liabilities:
      Notes payable, current portion (Note 4)                              $         -         $    12,000
      Accounts payable                                                           7,357              11,173
      Accrued liabilities                                                            -               3,000
                                                                           -----------         -----------

           Total current liabilities                                             7,357              26,173
                                                                           -----------         -----------

Stockholders' equity:
      Common stock, no par value, 50,000,000 shares authorized,
           25,182,245 and 2,243,652 shares issued and outstanding at
            September 30, 1994 and 1993.                                       912,237             877,687

      Accumulated deficit during the development stage                        (919,594)           (903,860)
                                                                           -----------         -----------

           Total stockholders' (deficit)                                        (7,357)            (26,173)
                                                                           -----------         -----------

                                                                           $         -         $         -
                                                                           ===========         ===========



                              The accompanying notes are an integral part of the financial statements. See accountants' audit report.

                                                    F-2


                                              JNS MARKETING, INC.
                                       (A Development Stage Enterprise)
                                           STATEMENTS OF OPERATIONS


                                                         Inception
                                                      (July 15, 1983)
                                        September      to September        September          September
                                         30, 1994         30, 1994         30, 1993           30, 1992
                                       -----------     ------------       -----------        -----------
Operating revenue                      $         -     $     24,175       $         -        $         -
                                       -----------     ------------       -----------        -----------

Costs and expenses:
     Sales and marketing                         -           60,432                 -                  -
     General and administrative             15,634          483,826               403                468
     Depreciation and amortization               -           98,818                 -                  -
                                       -----------     ------------       -----------        -----------
                                            15,634          643,076               403                468
                                       -----------     ------------       -----------        -----------

     Loss from operations                  (15,634)        (618,901)             (403)              (468)
                                       -----------     ------------       -----------        -----------

Other income (expense):
     Debt forgiveness                            -          110,791            16,132                  -
     Other income                                -            9,211                 -                  -
     Interest income                             -          166,403                 -                  -
     Interest expense                         (100)         (68,108)             (178)              (207)
     Other expense                               -           (1,807)                -                  -
     Abandonment of interest in
              limited partnership                -          (18,600)                -                  -
     Refunds                                     -           (2,000)                -                  -
     Bad debts                                   -          (20,000)                -                  -
     Loss on Tri-Party purchase
              and sale                           -          (50,000)                -                  -
     Loss due to decline in value of
              investments                        -         (426,583)                -                  -
                                       ----------      ------------       -----------        -----------
                                              (100)        (300,693)           15,954               (207)
                                       -----------     ------------       -----------        -----------
Income (loss) before provision
     for income tax benefit                (15,734)        (919,594)           15,551               (675)

Provision for income tax                         -                -            (2,333)                 -
Income tax benefit (Note 2)                      -                -             2,333                  -
                                       -----------     ------------       -----------        -----------

     Net income (loss)                 $   (15,734)    $   (919,594)      $    15,551        $      (675)
                                       ===========     ============       ===========        ===========

     Net income (loss) per
     common share (note 3)             $         *     $     (0. 32)      $         *        $         *
                                       ===========     ============       ===========        ===========

     Weighted average
     number of shares
     outstanding (Note 3)                9,671,151        2,839,815         2,243,652          2,243,652
                                       ===========     ============         =========        ===========

     * Less than $.01 per share


                                 The accompanying notes are an integral part of the
                                financial statements. See accountants' audit report.

                                                    F-3

                                              JNS MARKETING, INC.
                                       (A Development Stage Enterprise)
                                           STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED SEPTEMBER 30, 1994 AND 1993


                                                                   1994             1993             1992
                                                               -----------      -----------      -----------
Cash flows from operating activities:
     Net income (loss)                                         $   (15,734)     $    15,551      $      (675)
                                                               -----------      -----------      -----------

     Change in assets and liabilities:
              Increase (decrease) in accounts payable               (3,816)         (15,551)             675
              Increase (decrease) in accrued liabilities            (3,000)               -                -
                                                               -----------      -----------      -----------

                  Total adjustments                                 (6,816)         (15,551)             675
                                                               -----------      -----------      -----------

                  Net cash used by operating activities            (22,550)               -                -
                                                               -----------      -----------      -----------

Cash flows from financing activities:
     Proceeds received from issuance of stock                       34,550                -                -
     Payments on notes payable                                     (12,000)               -                -
                                                               -----------      -----------      -----------

                  Net cash used by financing activities             22,550                -                -
                                                               -----------      -----------      -----------

                  Net decrease in cash                                   -                -                -

Cash, beginning of year                                                  -                -                -
                                                               -----------      -----------      -----------

Cash, end of year                                             $          -      $         -      $         -
                                                              ============      ===========      ===========


                               The accompanying notes are an integral part of the financialstatements. See accountants' audit report.

                                                    F-4


                                              JNS MARKETING, INC.
                                       (A Development Stage Enterprise)
                                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                           Deficit
                                                                                         Accumulated
                                                                                         During the
                                                                         No Par          Development
                                                       Shares            Value             Stage             Total
                                                    -----------       ----------        -----------       ----------
Issuance of common stock for cash at $.007
     per share                                       1,500,000        $   10,000        $     --          $   10,000
Net loss for the period ended
     September 30, 1984                                   --                --             (96,110)          (96,110)
                                                    ----------        ----------        ----------        ----------
Balance at September 30, 1984                        1,500,000            10,000           (96,110)          (86,110)

Issuance of common stock for cash from
     Public Offering at $1.00 per share                283,320           283,320              --             283,320
Deferred offering costs                                   --             (72,133)             --             (72,133)
Issuance of common stock for purchase
     of partnership interest at $2.916
     per share                                           6,000            17,500              --              17,500
Issuance of common stock pursuant to
     Tri-Party agreement at $3.00 per share            200,000           600,000              --             600,000
Issuance of common stock in principal
     reduction of note payable at $1.20
     per share                                          16,666            20,000              --              20,000
Net loss for the period ended
     September 30, 1985                                   --                --            (238,550)         (238,550)
                                                    ----------        ----------        ----------        ----------
Balance at September 30, 1985                        2,005,986           858,687          (334,660)          524,027
Issuance of common stock for services
     at $.36 per share                                  25,000             9,000              --               9,000
Issuance of common stock for purchase
     of inventory at $3.00 per share                    25,000            75,000              --              75,000
Net loss for the period ended
     September 30, 1986                                   --                --             (71,792)          (71,792)
                                                    ----------        ----------        ----------        ----------
Balance at September 30, 1986                        2,055,986           942,687          (406,452)          536,235

Cancellation of common stock                           (25,000)          (75,000)             --             (75,000)
Net loss for the period ended
September 30, 1987                                        --                --             (90,820)          (90,820)
                                                    ----------        ----------        ----------        ----------
Balance at September 30, 1987                        2,030,986           867,687          (497,272)          370,415



                              The accompanying notes are an integral part of the
                             financial statements. See accountants' audit report.






                                              JNS MARKETING, INC.
                                       (A Development Stage Enterprise)
                                       STATEMENT OF STOCKHOLDERS' EQUITY
(continued)


                                                                                         Deficit
                                                                                      Accumulated
                                                                                      During the
                                                                                      Development
                                                   Shares             Value             Stage               Total
                                                ----------         ----------         ----------          ----------

Issuance of additional common stock
     pursuant to prior agreements                  172,666         $     --           $     --            $     --
Issuance of common stock for services
     at $.25 per share                              40,000             10,000               --                10,000
Net loss for the year ended
     September 30, 1988                               --                 --             (391,533)           (391,533)
                                                ----------         ----------         ----------          ----------
Balance at September 30, 1988                    2,243,652            877,687           (888,805)            (11,118)

        Net loss for the year ended
              September 30, 1989                      --                 --              (28,287)            (28,287)
                                                ----------         ----------         ----------          ----------
        Balance at September 30, 1989            2,243,652            877,687           (917,092)            (39,405)

        Net loss for the year ended
              September 30, 1990                      --                 --                 (865)               (865)
                                                ----------         ----------         ----------          ----------
        Balance at September 30, 1990            2,243,652            877,687           (917,957)            (40,270)

        Net loss for the year ended
              September 30, 1991                      --                 --                 (779)               (779)
                                                ----------         ----------         ----------          ----------
        Balance at September 30, 1991            2,243,652            877,687           (918,736)            (41,049)

        Net loss for the year ended
              September 30, 1992                      --                 --                 (675)               (675)
                                                ----------         ----------         ----------          ----------
        Balance at September 30, 1992            2,243,652            877,687           (919,411)            (41,724)

        Net income for the year ended
              September 30, 1993                      --                 --               15,551              15,551
                                                ----------         ----------         ----------          ----------
        Balance at September 30, 1993            2,243,652            877,687           (903,860)            (26,173)

        Issuance of common stock                22,938,593             34,550               --                34,550
        Net income for the year ended
              September 30, 1994                      --                 --              (15,734)            (15,734)
                                                ----------         ----------         ----------          ----------
        Balance at September 30, 1994           25,182,245         $  912,237         $ (919,594)         $   (7,357)
                                                ==========         ==========         ==========          ==========



                              The accompanying notes are an integral part of the
                             financial statements. See accountants' audit report.

                                                    F-6

                               JNS MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION
       ------------

          JNS Marketing, Inc. (the Company) was incorporated in the State of Colorado on July 15, 1983. The Company was organized to search for and obtain, on a buyout basis or a right-to-market basis, products which will be sold to the general public primarily through the television media; and to engage in any activity or business not in conflict with the laws of the State of Colorado or of the United States of America.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

          Income Taxes

          The Company has adopted the flow-through method of accounting for tax credits. Under this method, the current provision for income taxes is reduced by the amount of the credits applied against tax otherwise payable. No provision for income taxes was required at September 30, 1994 and 1992. The Company has recognized net losses of $15,734 and $675 for fiscal years 1994 and 1992 respectively, and accumulated net losses from inception (July 15, 1983) to date of $919,594, which expire at varying dates between the years 2001 and 2008. There were no previous earnings to which losses may be carried back and there are no recorded income tax deferrals to be eliminated. The Company had taxable income of $15,551 at September 30, 1993 which resulted in income tax recognition of $2,333. The income tax was eliminated in full by recognition of the tax benefit of the Company's prior years accumulated net operating loss.

NOTE 3 PER SHARE DATA
       --------------

          Net loss per share is based on the weighted average common shares outstanding. There were no common stock equivalents for each of the years in the three year period then ended.

NOTE 4 NOTES PAYABLE AND LONG-TERM DEBT
       --------------------------------

          Notes payable at September 30, 1994 and 1993 consist of the following:

                                                         1994         1993
                                                         ----         ----
          Note payable,  Dean and  Eleonore  Voos,
               guaranteed   personally   by   J.R.
               Nelson,  the  Company's  president,
               with  interest  at 15%  per  annum.
               Principal and accrued interest were
               payable in full on March 28,  1987.
               Subsequently,  by mutual consent of
               the parties,  the note was verbally
               extended on a month-to-month  basis
               at 21% per annum.                      $      -       $ 12,000
                                                      --------       --------
                                                                       12,000
          Less Current Maturities                            -         12,000
                                                      --------       --------

                                                      $      -       $ 12,000
                                                      ========       ========

          Dean and Eleanore Voos obtained a default judgement against the Company in the amount of $32,912.47, in a suit brought in Sedgwick County, Kansas. The judgement was obtained on a promissory note executed by the Company in 1987 and guaranteed by its former president, Jerry Nelson. Effective April 29, 1994, the Company entered into an agreement whereby it agreed to settle the judgement and debt for the sum of $15,000. The Company has paid the settlement amount.


NOTE 5 CANCELLATION OF AGREEMENT AND RETURN OF COMMON STOCK
       ----------------------------------------------------

          Pursuant to an asset purchase agreement entered into April 5, 1986, the Company purchased certain assets for inventory (the "Assets") from Carl G. Waldenstrom ("Seller"), and individual dealing with his sole and separate property. In consideration of the asset purchase, the Company agreed to deliver to Seller 25,000 shares of its no par value, common stock. Subsequent to the closing of this asset purchase transaction, the Company sold the Assets to Hoseco, Inc. a privately held Colorado corporation engaged in the design, development, manufacture, marketing and distribution of hoses, clamps, connectors and related fluid transport and hydraulic system products designed and marketed for commercial and industrial use. As consideration for the sale, the Company received 2,500 shares of Hoseco, Inc. common stock. Subsequently, on August 1, 1987, in conjunction with the termination of the Plan and Agreement of Reorganization, 25,000 shares of JNS Marketing, Inc. common stock, previously issued to Carl G. Waldenstrom as consideration for certain assets delivered to Hoseco, Inc., was returned to the Company.

                               JNS MARKETING, INC.
                          NOTES TO FINANCIAL STATEMENTS






NOTE 6 AGREEMENT AND PLAN OF REORGANIZATION
       ------------------------------------

          On or about May 22, 1994 the Company entered into a plan of reorganization (the "Agreement") with Cedar Pacific Golf Properties ("CPGP"), a Nevada corporation whereby the Company acquired 100% of the issued and outstanding stock of CPGP and $34,550 in exchange for 22,938,593 shares of the Company's no par value common stock. This Agreement was subsequently rescinded July 2, 1997 (See Note 7).


NOTE 7 SUBSEQUENT EVENTS
       -----------------

          Recission Agreement

          On July 2, 1997, the Company entered into a recission agreement with CPGP Group in which CPGP Group relinquished control of the Company by returning 22,938,593 shares of the Company stock acquired pursuant to the Plan of reorganization discussed in Note 6.

          Stock Purchase Agreement

          On July 2, 1997, the Company entered into stock purchase agreement in which several individuals purchased 22,938,593 newly-issued shares of the Company's no par common stock for $70,000. Control of the Company changed as a result of this transaction.