Form 10KSB
period 1995-09-30
JNS MARKETING INC
filed 1998-02-24
CIK 743758

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

          For the fiscal year ended: September 30, 1995



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to ________________

          Commission file number 0-13215



                               JNS MARKETING, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Colorado                                              84-0940146
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


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
                                Yes      No  X
                                   -----   -----

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
    Item 8.   Changes in and Disagreements With Accountants on
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

     In July 1997, the Company entered into a Stock Purchase Agreement (the "Agreement") pursuant to which it issued and sold an aggregate of 22,938,593 shares of its Common Syock to five persons for a total of $70,000.

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

Item 8 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

     The Company has not had any reported or material disagreement with its accountants on any matter of accounting principles, practices or financial statement disclosure.


                                    PART III


Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
--------------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

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

Compliance with Section 16(a) of the Exchange Act

     Based upon the rescission of the sale in 1994 of shares of the Company's Common Stock and other investigation, management of the Company is not aware of any failure to timely file reports required by section 16(a) of the Exchange Act during the fiscal year ended September 30, 1995 or fiscal years prior thereto.

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

Name and Address                        Shares Beneficially Owned
of Beneficial Owner                     -------------------------
--------------------------              Number              Percent
                                        ------              -------


Henry F. Schlueter                      5,734,649           22.7%
1050 17th Street, Suite 1700
Denver, Colorado  80265

David Gregarek                          5,734,648           22.7%
P. O. Box 518
Littleton, Colorado 80160

Frederick R. Huttner(1)                 5,734,648           22.7%
13634 Taylor Crest Road
Houston, Texas 77079

Jerrold D. Burden                       5,734,648           22.7%
Strategic Alliance Co.
680 Franklin Street
Denver, Colorado 80218

Officers and Directors                 17,203,945           68.2%
as a Group (3 persons)

---------------------------------

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

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(a)  No Exhibits are filed with this Annual Report:

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1995.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         JNS MARKETING, INC.


Date:                                    By:
     -------------------------              ------------------------------------
                                            David Gregarek, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:
     --------------------------             ------------------------------------
                                            Frederick R. Huttner, Treasurer



Date:
     --------------------------             ------------------------------------
                                            Henry F. Schlueter, Secretary

                               JNS MARKETING, INC.
                        (A Development Stage Enterprise)
                              FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1995, 1994 AND 1993

                                    I N D E X
                                    ---------

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

STATEMENT OF STOCKHOLDERS' EQUITY                                    F-5 - F-6

NOTES TO FINANCIAL STATEMENTS                                          F-7

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and
Stockholders of JNS Marketing, Inc.

We have audited the accompanying balance sheet of JNS Marketing, Inc. (a development stage company) as of September 30, 1995 and 1994 and the related statements of operations and stockholders' equity for the years ended September 30, 1995, 1994 and 1993 and for the period from July 15, 1983 (inception) to September 30, 1995. We have also audited the accompanying statement of cash flows for the years ended September 30, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JNS Marketing, Inc. as of September 30, 1995 and 1994 and the results of its operations and its cash flows for the years ended September 30, 1995, 1994 and 1993 and the results of its operations from July 15, 1983 (inception) to September 30, 1995 in conformity with generally accepted accounting principles.

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


    LEVINE, HUGHES & MITHUEN, INC.

Englewood, Colorado
October 7, 1997

                               JNS MARKETING, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1995 AND 1994


                                     ASSETS
                                     ------

                                                           1995         1994
                                                         ---------    ---------

Current assets:                                          $    --      $    --
                                                         ---------    ---------

           Total current assets                               --           --
                                                         ---------    ---------

           Total assets                                  $    --      $    --
                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
      Accounts payable                                   $  14,131    $   7,357
                                                         ---------    ---------

           Total current liabilities                        14,131        7,357
                                                         ---------    ---------

Stockholders' equity:
      Common stock, no par value, 50,000,000
           shares authorized, 25,182,245 shares
           issued and outstanding at
           September 30, 1995 and 1994                     912,237      912,237

      Accumulated deficit during the development stage    (926,368)    (919,594)
                                                         ---------    ---------

           Total stockholders' (deficit)                   (14,131)      (7,357)
                                                         ---------    ---------

                                                         $    --      $    --
                                                         =========    =========


               The accompanying notes are an integral part of the
              financial statements. See accountants' audit report.




                                              JNS MARKETING, INC.
                                       (A Development Stage Enterprise)
                                           STATEMENTS OF OPERATIONS



                                                                 Inception
                                                              (July 15, 1983)
                                             September          to September         September           September
                                              30, 1995            30, 1995            30, 1994            30, 1993
                                            ------------        ------------        ------------        ------------


Operating revenue                           $       --          $     24,175        $       --          $       --
                                            ------------        ------------        ------------        ------------

Costs and expenses:
     Sales and marketing                            --                60,432                --                  --
     General and administrative                    6,774             490,600              15,634                 403
     Depreciation and amortization                  --                98,818                --                  --
                                            ------------        ------------        ------------        ------------
                                                   6,774             649,850              15,634                 403
                                            ------------        ------------        ------------        ------------

     Loss from operations                         (6,774)           (625,675)            (15,634)               (403)
                                            ------------        ------------        ------------        ------------
Other income (expense):
     Debt forgiveness                               --               110,791                --                16,132
     Other income                                   --                 9,211                --                  --
     Interest income                                --               166,403                (100)               (178)
     Interest expense                               --               (68,108)               --                  --
     Other expense                                  --                (1,807)               --                  --
     Abandonment of interest in
              limited partnership                   --               (18,600)               --                  --
     Refunds                                        --                (2,000)               --                  --
     Bad debts                                      --               (20,000)               --                  --
     Loss on Tri-Party purchase
              and sale                              --               (50,000)               --                  --
     Loss due to decline in value of
              investments                           --              (426,583)               --                  --
                                            ------------        ------------        ------------        ------------
                                                    --              (300,693)               (100)             15,954
                                            ------------        ------------        ------------        ------------
Income (loss) before provision
     for income tax benefit                       (6,774)           (926,368)            (15,734)             15,551

Provision for income tax                            --                  --                  --                 2,331
Income tax benefit (Note 2)                         --                  --                  --                (2,331)
                                                                                    ------------        ------------

     Net income (loss)                      $     (6,774)       $   (926,368)       $    (15,734)       $     15,551
                                            ============        ============        ============        ============

     Net income (loss) per
     common share (Note 3)                  $       *           $      (0.20)       $       *           $       *
                                            ============        ============        ============        ============

     Weighted average
     number of shares
     outstanding (Note 3)                     25,182,245           4,697,443           9,671,151           2,243,652
                                            ============        ============        ============        ============

     * Less than $.01 per share


                                   The accompanying notes are an integral part of the
                                  financial statements. See accountants' audit report.

                                                        F-3




                                    JNS MARKETING, INC.
                             (A Development Stage Enterprise)
                                 STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


                                                              1995        1994       1993
                                                           --------    --------    --------
Cash flows from operating activities:
     Net income (loss)                                     $ (6,774)   $(15,734)   $ 15,551
                                                           --------    --------    --------

     Change in assets and liabilities:
              Increase (decrease) in accounts payable         6,774      (3,816)    (15,551)
              Increase (decrease) in accrued liabilities       --        (3,000)       --
                                                           --------    --------    --------

                  Total adjustments                           6,774      (6,816)    (15,551)
                                                           --------    --------    --------

                  Net cash used by operating activities        --       (22,250)       --
                                                           --------    --------    --------

Cash flows from financing activities:
     Proceeds received from issuance of stock                  --        34,550        --
     Payments on notes payable                                 --       (12,000)       --
                                                           --------    --------    ---------

                  Net cash used by financing activities        --        22,250        --
                                                           --------    --------    --------

                  Net decrease in cash                         --          --          --

Cash, beginning of year                                        --          --          --
                                                           --------    --------    --------

Cash, end of year                                          $   --      $   --      $   --
                                                           ========    ========    ========



                    The accompanying notes are an integral part of the
                   financial statements. See accountants' audit report.

                                            F-4




                                        JNS MARKETING, INC.
                                 (A Development Stage Enterprise)
                                 STATEMENT OF STOCKHOLDERS' EQUITY


                                                                            Deficit
                                                                          Accumulated
                                                                           During the
                                                               No Par     Development
                                                Shares         Value         Stage         Total
                                              ----------    ----------    ----------    ----------

Issuance of common stock for cash at $.007
     per share                                 1,500,000    $   10,000    $     --      $   10,000
Net loss for the period ended
     September 30, 1984                                                      (96,110)      (96,110)
                                              ----------    ----------    ----------    ----------
Balance at September 30, 1984                  1,500,000        10,000       (96,110)      (86,110)

Issuance of common stock for cash from
     Public Offering at $1.00 per share          283,320       283,320          --         283,320
Deferred offering costs                                        (72,133)                    (72,133)
Issuance of common stock for purchase
     of partnership interest at $2.916
     per share                                     6,000        17,500          --          17,500
Issuance of common stock pursuant to
     Tri-Party agreement at $3.00 per share      200,000       600,000          --         600,000
Issuance of common stock in principal
     reduction of note payable at $1.20
     per share                                    16,666        20,000          --          20,000
Net loss for the period ended
     September 30, 1985                                                     (238,550)     (238,550)
                                              ----------    ----------    ----------    ----------
Balance at September 30, 1985                  2,005,986       858,687      (334,660)      524,027
Issuance of common stock for services
     at $.36 per share                            25,000         9,000          --           9,000
Issuance of common stock for purchase
     of inventory at $3.00 per share              25,000        75,000          --          75,000
Net loss for the period ended
     September 30, 1986                             --            --         (71,792)      (71,792)
                                              ----------    ----------    ----------    ----------
Balance at September 30, 1986                  2,055,986       942,687      (406,452)      536,235

Cancellation of common stock
     issuance                                    (25,000)      (75,000)         --         (75,000)
Net loss for the period ended
September 30, 1987                                  --            --         (90,820)      (90,820)
                                              ----------    ----------    ----------    ----------
Balance at September 30, 1987                  2,030,986       867,687      (497,272)      370,415


                        The accompanying notes are an integral part of the
                       financial statements. See accountants' audit report.

                                                F-5






                                                  JNS MARKETING, INC.
                                           (A Development Stage Enterprise)
                                           STATEMENT OF STOCKHOLDERS' EQUITY
                                                    (continued)


                                                                                           Deficit
                                                                                         Accumulated
                                                                                          During the
                                                                                         Development
                                                     Shares             Value               Stage               Total
                                                   ----------         ----------         ----------          ----------

Issuance of additional common stock                   172,666         $     --           $     --            $     --
     pursuant to prior agreements
Issuance of common stock for services
     at $.25 per share                                 40,000             10,000               --                10,000
Net loss for the year ended
     September 30, 1988                                  --                 --             (391,533)           (391,533)
                                                   ----------         ----------         ----------          ----------
Balance at September 30, 1988                       2,243,652            877,687           (888,805)            (11,118)

        Net loss for the year ended
              September 30, 1989                         --                 --              (28,287)            (28,287)
                                                   ----------         ----------         ----------          ----------
        Balance at September 30, 1989               2,243,652            877,687           (917,092)            (39,405)

        Net loss for the year ended
              September 30, 1990                         --                 --                 (865)               (865)
                                                   ----------         ----------         ----------          ----------
        Balance at September 30, 1990               2,243,652            877,687           (917,957)            (40,270)

        Net loss for the year ended
              September 30, 1991                         --                 --                 (779)               (779)
                                                   ----------         ----------         ----------          ----------
        Balance at September 30, 1991               2,243,652            877,687           (918,736)            (41,049)

        Net loss for the year ended
              September 30, 1992                         --                 --                 (675)               (675)
                                                   ----------         ----------         ----------          ----------
        Balance at September 30, 1992               2,243,652            877,687           (919,411)            (41,724)

        Net income for the year ended
              September 30, 1993                         --                 --               15,551              15,551
                                                   ----------         ----------         ----------          ----------
        Balance at September 30, 1993               2,243,652            877,687           (903,860)            (26,173)

        Issuance of common stock                   22,938,593             34,550               --                34,550
        Net income for the year ended
              September 30, 1994                         --                 --              (15,734)            (15,734)
                                                   ----------         ----------         ----------          ----------
        Balance at September 30, 1994              25,182,245            912,237           (919,594)             (7,357)
                             --- ----              ----------         ----------         ----------          ----------

        Net loss for the year ended
              September 30, 1995                         --                 --               (6,774)             (6,774)
                                                   ----------         ----------         ----------          ----------
        Balance at September 30, 1995              25,182,245         $  912,237         $ (926,368)         $  (14,131)
                             === ====              ==========         ==========         ==========          ==========




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

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          Income Taxes

          The Company has adopted the flow-through method of accounting for tax credits. Under this method, the current provision for income taxes is reduced by the amount of the credits applied against tax otherwise payable. No provision for income taxes was required at September 30, 1995 and 1994. The Company has recognized net losses of $6,774 and $15,734 for fiscal years 1995 and 1994 respectively, and accumulated net losses from inception (July 15, 1983) to date of $926,368, which expire at varying dates between the years 2001 and 2009. There were no previous earnings to which losses may be carried back and there are no recorded income tax deferrals to be eliminated. The Company had taxable income of $15,551 at September 30, 1993 which resulted in income tax recognition of $2,333. The income tax was eliminated in full by recognition of the tax benefit of the Company's prior years accumulated net operating loss.

NOTE 3    PER SHARE DATA
          --------------

          Net loss per share is based on the weighted average common shares outstanding. There were no common stock equivalents for each of the years in the three year period then ended.

NOTE 4    AGREEMENT AND PLAN OF REORGANIZATION
          ------------------------------------

          On or about May 22, 1994 the Company entered into a plan of reorganization (the "Agreement") with Cedar Pacific Golf Properties ("CPGP"), a Nevada corporation whereby the Company acquired 100% of the issued and outstanding stock of CPGP and $34,550 in exchange for 22,938,593 shares of the Company's no par value common stock. This Agreement was subsequently rescinded July 2, 1997 (See Note 5).

NOTE 5    SUBSEQUENT EVENTS
          -----------------

          Recission Agreement

          On July 2, 1997, the Company entered into a recission agreement with CPGP Group in which CPGP relinquished control of the Company by returning 22,938,593 shares of the Company stock acquired pursuant to the Plan of reorganization discussed in Note 4.

          Stock Purchase Agreement

          On July 2, 1997, the Company entered into stock purchase agreement in which several individuals purchased 22,938,593 newly-issued shares of the Company's no par common stock for $70,000. Control of the Company changed as a result of this transaction.