Form 10KSB
period 1996-09-30
JNS MARKETING INC
filed 1998-02-24
CIK 743758

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

          For the fiscal year ended: September 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to ________________

          Commission file number 0-13215



                               JNS MARKETING, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Colorado                                              84-0940146
--------------------------------                             -------------------
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

                       Documents incorporated by reference

                                      None

                                TABLE OF CONTENTS



PART I                                                                   PAGE
------                                                                   ----


    Item 1.  Description of Business                                        1
    Item 2.  Description of Property                                        9
    Item 3.  Legal Proceedings                                              9
    Item 4.  Submission of Matters to a Vote of Security Holders            9


PART II


    Item 5.  Market for Common Equity and Related Stockholder Matters       9
    Item 6.  Management's Discussion and Analysis or Plan of Operation     12
    Item 7.  Financial Statements                                          12
    Item 8.  Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure                           12


PART III


    Item 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act    12
    Item 10. Executive Compensation                                        15
    Item 11. Security Ownership of Certain Beneficial Owners and
             Management                                                    16
    Item 12. Certain Relationships and Related Transactions                16
    Item 13. Exhibits and Reports on Form 8-K                              17


SIGNATURES                                                                 18

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

Compliance with Section 16(a) of the Exchange Act

     Based upon the rescission of the sale in 1994 of shares of the Company's Common Stock and other investigation, management of the Company is not aware of any failure to timely file reports required by section 16(a) of the Exchange Act during the fiscal year ended September 30, 1996 or fiscal years prior thereto.

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

                                        Shares Beneficially Owned
Name and Address                        ---------------------------
of Beneficial Owner                     Number              Percent
-------------------                     ------              -------

Henry F. Schlueter                      5,734,649           22.7%
1050 17th Street, Suite 1700
Denver, Colorado  80265

David Gregarek                          5,734,648           22.7%
P. O. Box 518
Littleton, Colorado 80160

Frederick R. Huttner(1)                 5,734,648           22.7%
13634 Taylor Crest Road
Houston, Texas 77079

Jerrold D. Burden                       5,734,648           22.7%
Strategic Alliance Co.
680 Franklin Street
Denver, Colorado 80218

Officers and Directors                 17,203,945           68.2%

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

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(a)  No Exhibits are filed with this Annual Report:

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1996.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         JNS MARKETING, INC.


Date:                                    By:
     --------------------------             ------------------------------------
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


Date:
     --------------------------             ------------------------------------
                                            Frederick R. Huttner, Treasurer


Date:
     --------------------------             ------------------------------------
                                            Henry F. Schlueter, Secretary

                               JNS MARKETING, INC.
                        (A Development Stage Enterprise)
                              FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996, 1995 AND 1994

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

STATEMENT OF STOCKHOLDERS' EQUITY                                     F-5 - F-6

NOTES TO FINANCIAL STATEMENTS                                            F-7

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and
Stockholders of JNS Marketing, Inc.

We have audited the accompanying balance sheet of JNS Marketing, Inc. (a development stage company) as of September 30, 1996 and 1995 and the related statements of operations and stockholders' equity for the years ended September 30, 1996, 1995 and 1994 and for the period from July 15, 1983 (inception) to September 30, 1996. We have also audited the accompanying statement of cash flows for the years ended September 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JNS Marketing, Inc. as of September 30, 1996 and 1995 and the results of its operations and its cash flows for the years ended September 30, 1996, 1995 and 1994 and the results of its operations from July 15, 1983 (inception) to September 30, 1996 in conformity with generally accepted accounting principles.

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


    LEVINE, HUGHES & MITHUEN, INC.

Englewood, Colorado
October 7, 1997

                               JNS MARKETING, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1996 AND 1995


                                     ASSETS
                                     ------

                                                            1996         1995
                                                         ---------    ---------

Current assets:                                          $    --      $    --
                                                         ---------    ---------

           Total current assets                               --           --
                                                         ---------    ---------

           Total assets                                  $    --      $    --
                                                         =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
      Accounts payable                                   $  15,905    $  14,131
                                                         ---------    ---------

           Total current liabilities                        15,905       14,131
                                                         ---------    ---------

Stockholders' equity:
      Common stock, no par value, 50,000,000
           shares authorized, 25,182,245 shares
           issued and outstanding at
           September 30, 1995 and 1994                     912,237      912,237

      Accumulated deficit during the development stage    (928,142)    (926,368)
                                                         ---------    ---------

           Total stockholders' (deficit)                   (15,905)     (14,131)
                                                         ---------    ---------

                                                         $    --      $    --
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




                                                   JNS MARKETING, INC.
                                            (A Development Stage Enterprise)
                                                STATEMENTS OF OPERATIONS

                                                                   Inception
                                                                (July 15, 1983)
                                               September          to September          September          September
                                               30, 1996             30, 1996            30, 1995           30, 1994
                                              ------------        ------------        ------------        ------------

Operating revenue                             $       --          $     24,175        $       --          $       --
                                              ------------        ------------        ------------        ------------

Costs and expenses:
     Sales and marketing                              --                60,432                --                  --
     General and administrative                      1,774             492,374               6,774              15,634
     Depreciation and amortization                    --                98,818                --                  --
                                              ------------        ------------        ------------        ------------
                                                     1,774             651,624               6,774              15,634
                                              ------------        ------------        ------------        ------------

     Loss from operations                           (1,774)           (627,449)            (15,634)            (15,634)
                                              ------------        ------------        ------------        ------------

Other income (expense):
     Debt forgiveness                                 --               110,791                --                  --
     Other income                                     --                 9,211                --                  --
     Interest income                                  --               166,403                --                  (100)
     Interest expense                                 --               (68,108)               --                  --
     Other expense                                    --                (1,807)               --                  --
     Abandonment of interest in
              limited partnership                     --               (18,600)               --                  --
     Refunds                                          --                (2,000)               --                  --
     Bad debts                                        --               (20,000)               --                  --
     Loss on Tri-Party purchase
              and sale                                --               (50,000)               --                  --
     Loss due to decline in value of
              investments                             --              (426,583)               --                  --
                                              ------------        ------------        ------------        ------------
                                                      --              (300,693)               --                  (100)
                                              ------------        ------------        ------------        ------------
Income (loss) before provision
     for income tax benefit                         (1,774)           (928,142)             (6,774)            (15,734)

Provision for income tax                              --                  --                  --                  --
Income tax benefit (Note 2)                           --                  --                  --                  --
                                              ------------        ------------        ------------        ------------

     Net income (loss)                        $     (1,774)       $   (928,142)       $     (6,774)       $    (15,734)
                                              ============        ============        ============        ============

     Net income (loss) per
     common share (Note 3)                    $       *           $      (0.15)       $       *           $       *
                                              ============        ============        ============        ============
     Weighted average
     number of shares
     outstanding (Note 3)                       25,182,245           6,269,883          25,182,245           9,671,151
                                              ============        ============        ============        ============

     * Less than $.01 per share

                                    The accompanying notes are an integral part of the
                                   financial statements. See accountants' audit report.



                                                          F-3




                                           JNS MARKETING, INC.
                                       (A Development Stage Enterprise)
                                           STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995  AND 1994


                                                                      1996             1995            1994
                                                                     --------        --------        --------
Cash flows from operating activities:
     Net income (loss)                                               $ (1,774)       $ (6,774)       $ 15,734
                                                                     --------        --------        --------

     Change in assets and liabilities:
              Increase (decrease) in accounts payable                   1,774           6,774          (3,816)
              Increase (decrease) in accrued liabilities                 --              --            (3,000)
                                                                     --------        --------        --------

                  Total adjustments                                     1,774           6,774          (6,816)
                                                                     --------        --------        --------

                  Net cash used by operating activities                  --              --           (22,250)
                                                                     --------        --------        --------

Cash flows from financing activities:
     Proceeds received from issuance of stock                            --              --            34,550
     Payments on notes payable                                           --              --           (12,000)
                                                                     --------        --------        --------

                  Net cash used by financing activities                  --              --            22,250
                                                                     --------        --------        --------

                  Net decrease in cash                                   --              --              --

Cash, beginning of year                                                  --              --              --
                                                                     --------        --------        --------

Cash, end of year                                                    $   --          $   --          $   --
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






                                                 JNS MARKETING, INC.
                                          (A Development Stage Enterprise)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                                    (continued)

                                                                                        Deficit
                                                                                      Accumulated
                                                                                      During the
                                                                                      Development
                                                   Shares             Value              Stage                Total
                                                 ----------         ----------         ----------          ----------

Issuance of additional common stock                 172,666         $     --           $     --            $     --
     pursuant to prior agreements
Issuance of common stock for services
     at $.25 per share                               40,000             10,000               --                10,000
Net loss for the year ended
     September 30, 1988                                --                 --             (391,533)           (391,533)
                                                 ----------         ----------         ----------          ----------
Balance at September 30, 1988                     2,243,652            877,687           (888,805)            (11,118)

        Net loss for the year ended
              September 30, 1989                       --                 --              (28,287)            (28,287)
                                                 ----------         ----------         ----------          ----------
        Balance at September 30, 1989             2,243,652            877,687           (917,092)            (39,405)

        Net loss for the year ended
              September 30, 1990                       --                 --                 (865)               (865)
                                                 ----------         ----------         ----------          ----------
        Balance at September 30, 1990             2,243,652            877,687           (917,957)            (40,270)

        Net loss for the year ended
              September 30, 1991                       --                 --                 (779)               (779)
                                                 ----------         ----------         ----------          ----------
        Balance at September 30, 1991             2,243,652            877,687           (918,736)            (41,049)

        Net loss for the year ended
              September 30, 1992                       --                 --                 (675)               (675)
                                                 ----------         ----------         ----------          ----------
        Balance at September 30, 1992             2,243,652            877,687           (919,411)            (41,724)

        Net income for the year ended
              September 30, 1993                       --                 --               15,551              15,551
                                                 ----------         ----------         ----------          ----------
        Balance at September 30, 1993             2,243,652            877,687           (903,860)            (26,173)

        Issuance of common stock                 22,938,593             34,550               --                34,550
        Net income for the year ended
              September 30, 1994                       --                 --              (15,734)            (15,734)
                                                 ----------         ----------         ----------          ----------
        Balance at September 30, 1994            25,182,245            912,237           (919,594)             (7,357)
                                                 ----------         ----------         ----------          ----------

        Net loss for the year ended
              September 30, 1995                       --                 --               (6,774)             (6,774)
                                                 ----------         ----------         ----------          ----------
        Balance at September 30, 1995            25,182,245         $  912,237         $ (926,368)         $  (14,131)
                                                 ==========         ==========         ==========          ==========

        Net loss for the year ended
              September 30, 1996                       --                 --               (1,774)             (1,774)
                                                 ----------         ----------         ----------          ----------
        Balance at September 30, 1996            25,182,245         $  912,237         $ (928,142)         $  (15,905)
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