Form 10KSB
period 1997-09-30
JNS MARKETING INC
filed 1998-04-17
CIK 743758

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended:  September 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  _______________ to  ________________

                         Commission file number 0-13215

                               JNS MARKETING, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

         Colorado                                        84-0940146
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

               C/O Schlueter & Associates, P.C., 1050 17th Street,
                       Suite 1700, Denver, Colorado 80265
                     --------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number:   (303) 292-3883
                             --------------

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----

Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                           ---------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No __X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:   $ 0
                                                          ------

As of September 30, 1997, 2,243,652 shares of the Company's Common Stock, no par value per share, were held by non-affiliates. There is no trading market for the Company's Common Stock.

The number of shares of Common Stock of the registrant outstanding as of September 30, 1997, were 25,182,245.

                       Documents incorporated by reference
                                      None

                                TABLE OF CONTENTS

PART I                                                                 PAGE

      Item 1.     Description of Business .........................     1
      Item 2.     Description of Property .........................
      Item 3.     Legal Proceedings ...............................
      Item 4.     Submission of Matters to a Vote
                   of Security Holders ............................


PART II

      Item 5.     Market for Common Equity and Related
                   Stockholder Matters ............................
      Item 6.     Management's Discussion and Analysis
                   or Plan of Operation ...........................
      Item 7.     Financial Statements ............................
      Item 8.     Changes in and Disagreements With
                   Accountants on Accounting
                   and Financial Disclosure .......................


PART III

      Item 9.     Directors, Executive Officers, Promoters
                   and Control Persons; Compliance with
                   Section 16(a) of the Exchange Act ..............
      Item 10.    Executive Compensation
      Item 11.    Security Ownership of Certain Beneficial
                   Owners and Management ..........................
      Item 12.    Certain Relationships and Related Transactions ..
      Item 13.    Exhibits and Reports on Form 8-K ................


SIGNATURES ........................................................

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

     The Company's Articles of Incorporation, as amended, entitle it to transact any lawful business or businesses for which corporations may be incorporated pursuant to the Colorado Corporation Code. The Company can be defined as a "shell" company, who's sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

     Conflicts of Interest - General. Certain of the officers and directors of the Company are directors and/or principal shareholders of other blank check companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if the Company and other blank check companies with which the Company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Conflicts of Interest."

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

     Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

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

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

     The Company has not had any reported or material disagreement with its accountants on any matter of accounting principles, practices or financial statement disclosure.


                                    PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
----------------------------------------------------------------------

     Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

                Name                     Age            Position
                ----                     ---            --------
         David Gregarek                   43        President and Director
         Frederick R. Huttner             52        Treasurer and Director
         Henry F. Schlueter               46        Secretary and Director

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

     David J. Gregarek has served as President and director of the Company since August 6, 1997. Mr. Gregarek is President and a director of Centennial Bankshares, an Exchange Act reporting company. Mr. Gregarek only devotes such time as is available to the business of the Company. Mr. Gregarek also has served on the Boards of Directors of the following blank check companies:

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

Compliance with Section 16(a) of the Exchange Act

     Messrs. Schlueter, Gregarek and Huttner and Mr. Jerrold D. Burden, the holder of more than 10% of the Company's outstanding shares of Common Stock, failed to timely file Forms 3 and Forms 5 with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year ended September 30, 1997 to report their acquisitions of 22.7%, each, of the outstanding shares of Common Stock of the Company. See
Item 12, "Certain Relationships and Related Transactions."

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


------------


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

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(a)      No Exhibits are filed with this Annual Report.

(b)      Reports on Form 8-K

     The Company filed a report on Form 8-K with respect to the last quarter of the fiscal year ended September 30, 1997 reporting a change in control of the Company.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              JNS MARKETING, INC.



Date: 4/13/98                                 By:  /s/ David Gregarek
                                                   -----------------------------
                                                    David Gregarek, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 4/13/98                                   /s/ Frederick R. Huttner
                                                --------------------------------
                                                Frederick R. Huttner, Treasurer


Date: 4/13/98                                   /s/ Henry F. Schlueter
                                                --------------------------------
                                                Henry F. Schlueter, Secretary

                               JNS MARKETING, INC.
                        (A Development Stage Enterprise)
                              FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997, 1996 AND 1995

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


STATEMENT OF STOCKHOLDERS' EQUITY                                      F-5 - F-6


NOTES TO FINANCIAL STATEMENTS                                            F-7

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and
Stockholders of JNS Marketing, Inc.

We have audited the accompanying balance sheet of JNS Marketing, Inc. (a development stage company) as of September 30, 1997 and 1996 and the related statements of operations and stockholders' equity for the years ended September 30, 1997, 1996 and 1995 and for the period from July 15, 1983 (inception) to September 30, 1997. We have also audited the accompanying statement of cash flows for the years ended September 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JNS Marketing, Inc. as of September 30, 1997 and 1996 and the results of its operations and its cash flows for the years ended September 30, 1997, 1996 and 1995 and the results of its operations from July 15, 1983 (inception) to September 30, 1997 in conformity with generally accepted accounting principles.

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


/s/ LEVINE, HUGHES & MITHUEN, INC.

Englewood, Colorado
March 26, 1998

                               JNS MARKETING, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1997 AND 1996


                                     ASSETS
                                     ------

                                                           1997          1996
                                                         ---------    ---------

Current assets:

           Cash                                          $   2,138    $    --
                                                         ---------    ---------

           Total current assets                              2,138         --
                                                         ---------    ---------

           Total assets                                  $   2,138    $    --
                                                         =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
      Accounts payable                                   $    --      $  15,905
                                                         ---------    ---------

           Total current liabilities                          --         15,905
                                                         ---------    ---------

Stockholders' equity:
      Common stock, no par value, 50,000,000
           shares authorized, 25,182,245 shares
           issued and outstanding at
           September 30, 1997 and 1996                     932,372      912,237

      Accumulated deficit during the development stage    (930,234)    (928,142)
                                                         ---------    ---------

           Total stockholders' (deficit)                     2,138      (15,905)
                                                         ---------    ---------

                                                         $   2,138    $    --
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




                                              JNS MARKETING, INC.
                                       (A Development Stage Enterprise)
                                           STATEMENTS OF OPERATIONS

                                                                Inception
                                                             (July 15, 1983)
                                            September          to September         September           September
                                            30, 1997             30, 1997           30, 1996            30, 1995
                                           ------------        ------------        ------------        ------------


Operating revenue                          $       --          $     24,175        $       --          $       --
                                           ------------        ------------        ------------        ------------

Costs and expenses:
     Sales and marketing                           --                60,432                --                  --
     General and administrative                   2,092             494,466               1,774               6,774
     Depreciation and amortization                 --                98,818                --                  --
                                           ------------        ------------        ------------        ------------
                                                  2,092             653,716               1,774               6,774
                                           ------------        ------------        ------------        ------------

     Loss from operations                        (2,092)           (629,541)             (1,774)             (6,774)
                                           ------------        ------------        ------------        ------------

Other income (expense):
     Debt forgiveness                              --               110,791                --                  --
     Other income                                  --                 9,211                --                  --
     Interest income                               --               166,403                --                  --
     Interest expense                              --               (68,108)               --                  --
     Other expense                                 --                (1,807)               --                  --
     Abandonment of interest in
              limited partnership                  --               (18,600)               --                  --
     Refunds                                       --                (2,000)               --                  --
     Bad debts                                     --               (20,000)               --                  --
     Loss on Tri-Party purchase
              and sale                             --               (50,000)               --                  --
     Loss due to decline in value of
              investments                          --              (426,583)               --                  --
                                           ------------        ------------        ------------        ------------
                                                   --              (300,693)               --                  --
                                           ------------        ------------        ------------        ------------
Income (loss) before provision
     for income tax benefit                      (2,092)           (930,234)             (1,774)             (6,774)

Provision for income tax (Note 2)                  --                  --                  --                  --
                                           ------------        ------------        ------------        ------------


     Net income (loss)                     $     (2,092)       $   (930,234)       $     (1,774)       $     (6,774)
                                           ============        ============        ============        ============


     Net income (loss) per
     common share (Note 3)                 $        *          $      (0.12)       $        *          $        *
                                           ============        ============        ============        ============

     Weighted average
     number of shares
     outstanding (Note 3)                    25,182,245           7,618,127          25,182,245          25,182,245
                                           ============        ============        ============        ============

     * Less than $.01 per share

                                 The accompanying notes are an integral part of the
                                financial statements. See accountants' audit report.



                                                      F-3




                                              JNS MARKETING, INC.
                                       (A Development Stage Enterprise)
                                           STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                                                         1997              1996              1995
                                                                       ---------         --------          --------
Cash flows from operating activities:
     Net income (loss)                                                 $ (2,092)         $ (1,774)         $ (6,774)

     Change in assets and liabilities:
              Increase (decrease) in accounts payable                   (15,905)            1,774             6,774
                                                                       --------          --------          --------

                  Net cash used by operating activities                 (17,997)             --                --
                                                                       --------          --------          --------

Cash flows from financing activities:
     Proceeds received from issuance of stock                            70,000              --                --
     Payments on cancellation and redemption of stock                   (49,865)             --                --
                                                                       --------          --------          --------

                  Net cash provided by financing activities              20,135              --                --
                                                                       --------          --------          --------

                  Net increase in cash                                    2,138              --                --

Cash, beginning of year                                                    --                --                --
                                                                       --------          --------          --------

Cash, end of year                                                      $  2,138          $   --            $   --
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



                                                     F-4




                                                JNS MARKETING, INC.
                                         (A Development Stage Enterprise)
                                         STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                            Deficit
                                                                                          Accumulated
                                                                                          During the
                                                                           No Par         Development
                                                        Shares             Value             Stage            Total
                                                      ----------        ----------        ----------        ----------
Issuance of common stock for cash at $.007
     per share                                         1,500,000        $   10,000        $     --          $   10,000
Net loss for the period ended
     September 30, 1984                                                                      (96,110)          (96,110)
                                                      ----------        ----------        ----------        ----------
Balance at September 30, 1984                          1,500,000            10,000           (96,110)          (96,110)
Issuance of common stock for cash from
     Public Offering at $1.00 per share                  283,320           283,320              --             283,320
Deferred offering costs                                                    (72,133)                            (72,133)
Issuance of common stock for purchase
     of partnership interest at $2.916
     per share                                             6,000            17,500              --              17,500
Issuance of common stock pursuant to
     Tri-Party agreement at $3.00 per share              200,000           600,000              --             600,000
Issuance of common stock in principal
     reduction of note payable at $1.20
     per share                                            16,666            20,000              --              20,000
Net loss for the period ended
     September 30, 1985                                     --                --            (238,550)         (238,550)
                                                      ----------        ----------        ----------        ----------
Balance at September 30, 1985                          2,005,986           858,687          (334,660)          524,027
Issuance of common stock for services
     at $.36 per share                                    25,000             9,000              --               9,000
Issuance of common stock for purchase
     of inventory at $3.00 per share                      25,000            75,000              --              75,000
Net loss for the period ended
     September 30, 1986                                     --                --             (71,792)          (71,792)
                                                      ----------        ----------        ----------        ----------
Balance at September 30, 1986                          2,055,986           942,687          (406,452)          536,235
Cancellation of common stock
     issuance                                            (25,000)          (75,000)             --             (75,000)
Net loss for the period ended
September 30, 1987                                          --                --             (90,820)          (90,820)
                                                      ----------        ----------        ----------        ----------
Balance at September 30, 1987                          2,030,986           867,687          (497,272)          370,415
Issuance of additional common stock                      172,666              --                --                --
     pursuant to prior agreements
Issuance of common stock for services
     at $.25 per share                                    40,000            10,000              --              10,000
Net loss for the year ended
     September 30, 1988                                     --                --            (391,533)         (391,533)
                                                      ----------        ----------        ----------        ----------
Balance at September 30, 1988                          2,243,652           877,687          (888,805)          (11,118)





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






                                              JNS MARKETING, INC.
                                       (A Development Stage Enterprise)
                                       STATEMENT OF STOCKHOLDERS' EQUITY
(continued)

                                                                                      Deficit
                                                                                    Accumulated
                                                                                    During the
                                                                                    Development
                                                Shares              Value              Stage              Total
                                              -----------        -----------        -----------        -----------
Net loss for the year ended
      September 30, 1989                             --          $      --          $   (28,287)       $   (28,287)
                                              -----------        -----------        -----------        -----------
Balance at September 30, 1989                   2,243,652            877,687           (917,092)           (39,405)

Net loss for the year ended
      September 30, 1990                             --                 --                 (865)              (865)
                                              -----------        -----------        -----------        -----------
Balance at September 30, 1990                   2,243,652            877,687           (917,957)           (40,270)

Net loss for the year ended
      September 30, 1991                             --                 --                 (779)              (779)
                                              -----------        -----------        -----------        -----------
Balance at September 30, 1991                   2,243,652            877,687           (918,736)           (41,049)

Net loss for the year ended
      September 30, 1992                             --                 --                 (675)              (675)
                                              -----------        -----------        -----------        -----------
Balance at September 30, 1992                   2,243,652            877,687           (919,411)           (41,724)

Net income for the year ended
      September 30, 1993                             --                 --               15,551             15,551
                                              -----------        -----------        -----------        -----------
Balance at September 30, 1993                   2,243,652            877,687           (903,860)           (26,173)

Issuance of common stock                       22,938,593             34,550               --               34,550
Net loss for the year ended
      September 30, 1994                             --                 --              (15,734)           (15,734)
                                              -----------        -----------        -----------        -----------
Balance at September 30, 1994                  25,182,245            912,237           (919,594)            (7,357)

Net loss for the year ended
      September 30, 1995                             --                 --               (6,774)            (6,774)
                                              -----------        -----------        -----------        -----------
Balance at September 30, 1995                  25,182,245            912,237           (926,368)           (14,131)

Net loss for the year ended
      September 30, 1996                             --                 --               (1,774)            (1,774)
                                              -----------        -----------        -----------        -----------
Balance at September 30, 1996                  25,182,245            912,237           (928,142)           (15,905)
                                                                                                       -----------

Redemption and cancellation of common
      stock pursuant to recission agreement   (22,938,593)           (49,865)              --              (49,865)
Issuance of common stock                       22,938,593             70,000                                70,000
Net loss for the year ended
      September 30, 1997                                                                 (2,092)            (2,092)
                                              -----------        -----------        -----------        -----------
Balance at September 30, 1997                  25,182,245        $   932,372        $  (930,234)       $     2,138
                                              ===========        ===========        ===========        ===========


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

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          Income Taxes

          The Company has adopted the flow-through method of accounting for tax credits. Under this method, the current provision for income taxes is reduced by the amount of the credits applied against tax otherwise payable. No provision for income taxes was required at September 30, 1997 and 1996. The Company has recognized net losses of $2,092 and $1,774 for fiscal years 1997 and 1996 respectively, and accumulated net losses from inception (July 15, 1983) to date of $930,234, which expire at varying dates between the years 2001 and 2011. There were no previous earnings to which losses may be carried back and there are no recorded income tax deferrals to be eliminated. The Company had taxable income of $15,551 at September 30, 1993 which resulted in income tax recognition of $2,333. The income tax was eliminated in full by recognition of the tax benefit of the Company's prior years accumulated net operating loss.

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

NOTE 5    STOCKHOLDER'S EQUITY
          --------------------

          Recission Agreement

          On July 2, 1997, the Company entered into a recission agreement with CPGP Group in which CPGP relinquished control of the Company by returning 22,938,593 shares of the Company stock acquired pursuant to the Plan of reorganization discussed in Note 4. CPGP received $49,865 for the redemption and cancellation of the shares.

          Stock Purchase Agreement

          On July 2, 1997, the Company entered into stock purchase agreement in which several individuals purchased 22,938,593 newly-issued shares of the Company's no par common stock for $70,000. Control of the Company changed as a result of this transaction.