Form 10QSB
period 1997-12-31
JNS MARKETING INC
filed 1998-05-08
CIK 743758

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

         [X]   QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended:  December 31, 1997

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________________to________________

                         Commission file number 0-13215

                               JNS MARKETING, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                      84-0940146
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              1050 17th Street, Suite 1700, Denver, Colorado 80265
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 292-3883
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No  X
   -----   -----

As of December 31, 1997, 25,182,245 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                   -----   -----

                          PART I--FINANCIAL INFORMATION


Item 1. Financial Statements.
-----------------------------

     For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by JNS Marketing, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at September 30, 1997, included in the Company's Form 10-KSB.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

     (a) Plan of Operation. JNS Marketing, Inc. (the "Company") intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. As of the date of this report, the Company has no plans, arrangements, understandings or commitments with respect to any potential merger or acquisition, nor is the Company engaged in negotiations with respect to such matter.

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

     (b) Liquidity and Capital Resources. At December 31, 1997, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

                               JNS MARKETING, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                     ASSETS


                                                    December 31,   September 30,
                                                        1997           1997
                                                      ---------     ---------
                                                     (unaudited)    (audited)

CURRENT ASSETS:

   Cash                                               $   3,323     $   2,138
                                                      ---------     ---------

   Total current assets                                   3,323         2,138
                                                      ---------     ---------

   Total assets                                       $   3,323     $   2,138
                                                      =========     =========


                      LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:

   Accounts Payable - shareholders                    $   4,500     $    --
                                                      ---------     ---------

   Total current liabilities                          $   4,500     $    --
                                                      ---------     ---------


Shareholders Equity:
   Common stock, no par value, 50,000,000
     authorized, 25,182,245 shares issued
     and outstanding at December 31, 1997
     and September 30, 1997                           $ 932,372     $ 932,372
                                                      ---------     ---------

   Accumulated deficit during development stage        (933,549)     (930,234)
                                                      ---------     ---------

   Total stockholders equity (deficit)                   (1,177)        2,138
                                                      ---------     ---------

   Total liabilities and shareholders equity          $   3,323     $   2,138
                                                      =========     =========

                               JNS MARKETING, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                                   Inception
                                          Three months ended  (July 15, 1983) to
                                           December 31, 1997   December 31, 1997
                                           -----------------   -----------------
                                              (unaudited)         (unaudited)

Operating Revenue                             $       --         $     24,175
                                              ------------       ------------

Costs and Expenses:
     Sales and marketing                                               60,432
     General and administrative                      3,315            497,781
     Depreciation and amortization                                     98,818
                                              ------------       ------------
                                                     3,315            657,031
                                              ------------       ------------

     Loss from operations                           (3,315)          (632,856)
                                              ------------       ------------

Other income (expense):
     Debt forgiveness                                 --              110,791
     Other Income                                     --                9,211
     Interest income                                  --              166,403
     Interest expense                                 --              (68,108)
     Other expense                                    --               (1,807)
     Abandonment of interest in
       limited partnership                            --              (18,600)
     Refunds                                          --               (2,000)
     Bad debts                                        --              (20,000)
     Loss on Tri-Party purchase and sale              --              (50,000)
     Loss due to decline in value of
       investments                                    --             (426,583)
                                                      --             (300,693)

Income (loss) before provision for
  income tax benefit                                (3,315)          (933,549)

Provision for income tax                              --                 --

     Net Income (loss)                              (3,315)          (933,549)
                                              ============       ============

     Net income (loss) per common share       $       --         $        104
                                              ============       ============

     Weighted average number of
     shares outstanding                       $ 25,182,245       $  8,988,028
                                              ============       ============



                                 JNS MARKETING, INC.
                            (A Development Stage Company)
                               STATEMENT OF CASH FLOWS


                                               Three months ended  Twelve months ended
                                                December 31, 1997  September 30, 1997
                                                -----------------  ------------------
                                                   (unaudited)          (audited)

Cash flows from operating activities
     Net Income (loss)                               $ (3,315)          $ (2,092)

     Change in assets and liabilities:
       Increase (decrease) in accounts payable          4,500            (15,905)
                                                     --------           --------

         Net cash used by operating activities          1,185            (17,997)
                                                     --------           --------


Cash flows from financing activities:
     Proceeds received from issuance of stock            --               70,000
     Payments on cancellation on stock redemption        --              (49,865)

         Net cash provided by financing activities       --               20,135
                                                     --------           --------

         Net increase in cash                           1,185              2,138

Cash, beginning of period                            $  2,138           $   --
                                                     --------           --------

Cash, end of period                                  $  3,323           $  2,138
                                                     ========           ========



                                         -5-



                                                  JNS MARKETING, INC.
                                             (A Development Stage Company)
                                           STATEMENT OF STOCKHOLDERS' EQUITY
                                                      (Unaudited)
                                                                                             Deficit
                                                                                           Accumulated
                                                                                           During the
                                                                           No Par          Development
                                                           Shares           Value             Stage             Total
                                                           ------           -----             -----             -----
Issuance of common stock for cash at $.007
  per share                                              1,500,000        $   10,000        $     --          $   10,000
Net loss for the period ended September 30, 1984                                               (96,110)          (96,110)
                                                        ----------        ----------        ----------        ----------
Balance at September 30, 1984                            1,500,000        $   10,000        $  (96,110)       $  (86,110)


Issuance of common stock for cash from
  Public Offering at $1.00 per share                       283,320        $  283,320        $     --          $  283,320
Deferred offering costs                                                      (72,133)                            (72,133)
Issuance of common stock for purchases
  of partnership interest at $2.916 per share                6,000            17,500              --              17,500
Issuance of common stock pursuant to
  Tri-Party agreement at $3.00 per share                   200,000           600,000              --             600,000
Issuance of common stock in principal
  reduction of note payable at $1.20 per share              16,666            20,000              --              20,000
Net loss for the period ended September 30, 1985              --                --            (238,550)       $ (238,550)
                                                        ----------        ----------        ----------        ----------
Balance at September 30, 1985                            2,005,986        $  858,687        $ (334,660)       $  524,027


Issuance of common stock for services at $.36
  per share                                                 25,000        $    9,000        $     --          $    9,000
Issuance of common stock for purchase of inventory
  at $3.00 per share                                        25,000            75,000              --              75,000
Net loss for the period ended September 30, 1986              --                --             (71,792)          (71,792)
                                                        ----------        ----------        ----------        ----------
Balance at September 30, 1986                            2,055,966        $  942,687        $ (406,452)       $  536,235


Cancellation of common stock issuance                      (25,000)       $  (75,000)       $     --          $   75,000
Net loss for the period ended September 30, 1987              --                --             (90,820)          (90,820)
                                                        ----------        ----------        ----------        ----------
Balance at September 30, 1987                            2,030,966        $  867,687        $ (497,272)       $  370,415


Issuance of additional common stock pursuant
  to prior agreements                                      172,666        $     --          $     --          $     --
Issuance of common stock for services at $.25
  per share                                                 40,000            10,000              --              10,000
Net loss for the year ended September 30, 1988                --                --            (391,533)         (391,533)
                                                        ----------        ----------        ----------        ----------
Balance at September 30, 1988                            2,243,652        $  877,887        $ (888,805)       $  (11,118)


Net loss for the year ended September 1989                    --          $     --          $  (28,287)       $  (28,287)
                                                        ----------        ----------        ----------        ----------
Balance at September 30, 1989                            2,243,652        $  877,687        $ (917,092)       $  (39,405)


Net loss for the year ended September 1990                    --          $     --          $     (865)       $     (865)
                                                        ----------        ----------        ----------        ----------
Balance at September 30, 1990                            2,243,652        $  877,687        $ (917,957)       $  (40,270)





                                                  JNS MARKETING, INC.
                                             (A Development Stage Company)
                                           STATEMENT OF STOCKHOLDERS' EQUITY
                                                      (Unaudited)

(Continued)
                                                                                            Deficit
                                                                                          Accumulated
                                                                                          During the
                                                                         No Par           Development
                                                      Shares              Value              Stage              Total
                                                      ------              -----              -----              -----

Net loss for the year ended September 1991                 --          $      --          $      (779)              (779)
                                                    -----------        -----------        -----------        -----------
Balance at September 30, 1991                         2,243,652        $   877,687        $  (918,736)       $   (41,049)


Net loss for the year ended September 1992                 --          $      --          $      (675)       $      (675)
                                                    -----------        -----------        -----------        -----------
Balance at September 30, 1992                         2,243,652        $   877,687        $  (918,411)       $   (41,724)


Net loss for the year ended September 1993                 --          $      --          $    15,551        $    15,551
                                                    -----------        -----------        -----------        -----------
Balance at September 30, 1993                         2,243,652        $   877,687        $  (903,860)       $   (26,173)


Issuance of common stock                             22,938,593        $    34,550        $      --          $    34,550
Net loss for the year ended September 1994                 --                 --              (15,734)           (15,734)
                                                    -----------        -----------        -----------        -----------
Balance at September 30, 1994                        25,182,245        $   912,237        $  (919,594)       $    (7,357)


Net loss for the year ended September 1995                 --          $      --          $    (6,774)       $    (6,774)
                                                    -----------        -----------        -----------        -----------
Balance at September 30, 1995                        25,182,245        $   912,237        $  (926,368)       $   (14,131)


Net loss for the year ended September 1996                 --          $      --          $    (1,774)       $    (1,774)
                                                    -----------        -----------        -----------        -----------
Balance at September 30, 1996                        25,182,245        $   912,237        $  (926,142)       $   (15,905)


Redemption and cancellation of common stock
  pursuant to recission agreement                   (22,938,593)       $   (49,865)       $      --          $   (49,865)
Issuance of common stock                             22,938,593             70,000               --               70,000
Net loss for the year ended September 1997                 --                 --               (2,092)            (2,092)
                                                    -----------        -----------        -----------        -----------
Balance at September 30, 1997                        25,182,245        $   932,372        $  (930,234)       $     2,138


Net loss for the three months ended
  December 1997                                            --          $      --          $    (3,315)       $    (3,315)
                                                    -----------        -----------        -----------        -----------
Balance at December 30, 1997                         25,182,245        $   932,372        $  (933,549)       $    (1,177)
                                                    ===========        ===========        ===========        ===========






                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
------------------------------

     (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

     (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

     (Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     (Not applicable.)

Item 5. Other Information.
--------------------------

     (Not applicable.)

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a) Exhibits

     No exhibits as set forth in Regulation SB, are considered necessary for this filing.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            JNS MARKETING, INC.


Date:  May 8, 1998                          /s/ David J. Gregarek
                                            ------------------------------------
                                            David J. Gregarek, President