Form 10QSB
period 1998-03-31
JNS MARKETING INC
filed 1998-05-08
CIK 743758

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

         [X]   QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended:  March 31, 1998

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

                                 (303) 292-3883
                            -------------------------
                           (Issuer's telephone number)

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

     (b) Liquidity and Capital Resources. At March 31, 1998, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

                               JNS MARKETING, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                     ASSETS


                                                     March 31,   September 30,
                                                       1998          1997
                                                     ---------     ---------
                                                    (unaudited)    (audited)
CURRENT ASSETS:

    Cash                                             $     914     $   2,138
                                                     ---------     ---------

    Total current assets                                   914         2,138
                                                     ---------     ---------

    Total assets                                     $     914     $   2,138
                                                     =========     =========


                      LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:

    Accounts Payable - shareholders                  $   4,500     $    --
                                                     ---------     ---------

    Total current liabilities                        $   4,500     $    --
                                                     ---------     ---------


Shareholders Equity:
    Common stock, no par value, 50,000,000
      authorized, 25,182,245 shares issued
      and outstanding at March 31, 1997
      and September 30, 1997                         $ 932,372     $ 932,372
                                                     ---------     ---------

    Accumulated deficit during development stage      (935,958)     (930,234)
                                                     ---------     ---------

    Total stockholders equity (deficit)                 (3,586)        2,138
                                                     ---------     ---------

    Total liabilities and shareholders equity        $     914     $   2,138
                                                     =========     =========




                                       JNS MARKETING, INC.
                                  (A Development Stage Company)
                                     STATEMENT OF OPERATIONS


                                               Six months        Three months         Inception
                                                  ended              ended       (July 15, 1983) to
                                             March 31, 1998     March 31, 1998     March 31, 1998
                                             --------------     --------------     --------------
                                               (unaudited)        (unaudited)        (unaudited)

Operating Revenue                             $       --         $       --         $     24,175
                                              ------------       ------------       ------------

Costs and Expenses:
        Sales and marketing                           --                 --               60,432
        General and administrative                   5,724              2,409            500,200
        Depreciation and amortization                 --                 --               98,818
                                              ------------       ------------       ------------
                                                     5,724              2,409            659,450
                                              ------------       ------------       ------------

        Loss from operations                        (5,724)            (2,409)          (635,275)
                                              ------------       ------------       ------------

Other income (expense):
        Debt forgiveness                              --                 --              110,791
        Other Income                                  --                 --                9,211
        Interest income                               --                 --              166,403
        Interest expense                              --                 --              (68,108)
        Other expense                                 --                 --               (1,807)
        Abandonment of interest in
          limited partnership                         --                 --              (18,600)
        Refunds                                       --                 --               (2,000)
        Bad debts                                     --                 --              (20,000)
        Loss on Tri-Party purchase and sale           --                 --              (50,000)
        Loss due to decline in value of
          investments                                 --                 --             (426,533)
                                              ------------       ------------       ------------

Income (loss) before provision for
  income tax benefit                                (5,724)            (3,315)          (935,968)

Provision for income tax                              --                 --                 --
                                              ------------       ------------       ------------

        Net Income (loss)                     $     (5,724)      $     (3,315)      $   (935,968)
                                              ============       ============       ============

        Net income (loss) per common share    $       --         $       --         $        101
                                              ============       ============       ============

        Weighted average number of shares
          outstanding                         $ 25,182,245       $ 25,182,245       $  9,267,239
                                              ============       ============       ============


                                               -4-




                                            JNS MARKETING, INC.
                                       (A Development Stage Company)
                                          STATEMENT OF CASH FLOWS


                                                       Six months         Three months        Twelve months
                                                         ended               ended                ended
                                                     March 31, 1998     December 31, 1997   September 30, 1997
                                                     --------------     -----------------   ------------------
                                                      (unaudited)          (unaudited)           (audited)

Cash flows from operating activities
   Net Income (loss)                                   $ (5,724)            $ (3,315)            $ (2,092)

   Change in assets and liabilities:
     Increase (decrease) in accounts payable              4,500                1,185              (15,905)
                                                       --------             --------             --------

       Net cash used by operating activities             (1,224)               4,500              (17,997)
                                                       --------             --------             --------


Cash flows from financing activities:
   Proceeds received from issuance of stock                --                   --                 70,000
   Payments on cancellation on stock redemption            --                   --                (49,865)

       Net cash provided by financing activities           --                   --                 20,135
                                                       --------             --------             --------

       Net increase in cash                              (1,224)               1,185                2,138

Cash, beginning of period                              $  2,138             $  2,138             $   --
                                                       --------             --------             --------

Cash, end of period                                    $    914             $  3,323             $  2,138
                                                       ========             ========             ========



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





                                           JNS MARKETING, INC.
                                      (A Development Stage Company)
                                    STATEMENT OF STOCKHOLDERS' EQUITY
                                               (Unaudited)

(Continued)
                                                                                     Deficit
                                                                                   Accumulated
                                                                                   During the
                                                                    No Par         Development
                                                     Shares          Value            Stage          Total
                                                     ------          -----            -----          -----

Net loss for the year ended September 1991               --       $      --       $      (779)           (779)
                                                  -----------     -----------     -----------     -----------
Balance at September 30, 1991                       2,243,652     $   877,687     $  (918,736)    $   (41,049)


Net loss for the year ended September 1992               --       $      --       $      (675)    $      (675)
                                                  -----------     -----------     -----------     -----------
Balance at September 30, 1992                       2,243,652     $   877,687     $  (918,411)    $   (41,724)


Net loss for the year ended September 1993               --       $      --       $    15,551     $    15,551
                                                  -----------     -----------     -----------     -----------
Balance at September 30, 1993                       2,243,652     $   877,687     $  (903,860)    $   (26,173)


Issuance of common stock                           22,938,593     $    34,550     $      --       $    34,550
Net loss for the year ended September 1994               --              --           (15,734)        (15,734)
                                                  -----------     -----------     -----------     -----------
Balance at September 30, 1994                      25,182,245     $   912,237     $  (919,594)    $    (7,357)


Net Loss for the year ended September 1995               --       $      --       $    (6,774)    $    (6,774)
                                                  -----------     -----------     -----------     -----------
Balance at September 30, 1995                      25,182,245     $   912,237     $  (926,368)    $   (14,131)


Net loss for the year ended September 1996               --       $      --       $    (1,774)    $    (1,774)
                                                  -----------     -----------     -----------     -----------
Balance at September 30, 1996                      25,182,245     $   912,237     $  (926,142)    $   (15,905)


Redemption and cancellation of common stock
  pursuant to recission agreement                 (22,938,593)    $   (49,865)    $      --       $   (49,865)
Issuance of common stock                           22,938,593          70,000            --            70,000
Net loss for the year ended September 1997               --              --            (2,092)         (2,092)
                                                  -----------     -----------     -----------     -----------
Balance at September 30, 1997                      25,182,245     $   932,372     $  (930,234)    $     2,138


Net loss for the three months ended
  March 1998                                             --       $      --       $    (5,724)    $    (5,724)
                                                  -----------     -----------     -----------     -----------
Balance at March 31, 1998                          25,182,245     $   932,372     $  (935,958)    $    (3,586)



                                                  -7-



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

                                           JNS MARKETING, INC.


Date:  May 8, 1998                         /s/ David J. Gregarek
                                           -------------------------------------
                                           David J. Gregarek, President