Form 10QSB
period 1998-06-30
JNS MARKETING INC
filed 1998-10-22
CIK 743758

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period ended:  June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        -------------      ---------------

                         Commission file number 0-13215

                               JNS MARKETING, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Colorado                                      84-0940146
 ------------------------------              ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              1050 17th Street, Suite 1700, Denver, Colorado 80265
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 292-3883
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No_X_

As of June 30, 1998, 25,182,245 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes_____   No X

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

     (b) Liquidity and Capital Resources. At June 30, 1998, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

                               JNS MARKETING, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                     ASSETS


                                                       June 30,    September 30,
                                                         1998            1997
                                                      ----------   -------------
                                                      (unaudited)     (audited)
CURRENT ASSETS:

   Cash                                                $   2,670      $   2,138
                                                       ---------      ---------

   Total current assets                                    2,670          2,138
                                                       ---------      ---------

   Total assets                                        $   2,670      $   2,138
                                                       =========      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts Payable                                    $   1,108      $    --
   Accounts Payable - shareholders                     $   7,500      $    --
                                                       ---------      ---------

 Total current liabilities                             $   8,608      $    --
                                                       ---------      ---------


Shareholders Equity:
 Common stock, no par value, 50,000,000
  authorized, 25,182,245 shares issued and
  outstanding at March 31, 1997 and
  September 30, 1997                                   $ 932,372      $ 932,372
                                                       ---------      ---------

 Accumulated deficit during development stage           (938,310)      (930,234)
                                                       ---------      ---------

 Total stockholders equity (deficit)                      (5,938)         2,138
                                                       ---------      ---------

 Total liabilities and shareholders equity             $   2,670      $   2,138
                                                       =========      =========


                                                JNS MARKETING, INC.
                                           (A Development Stage Company)
                                              STATEMENT OF OPERATIONS


                                                             Nine months       Six months      Three months          Inception
                                                                ended             ended            ended         (July 15, 1983) to
                                                            June 30, 1998     June 30, 1998  December 31, 1997       March 31, 1998
                                                            -------------     -------------  -----------------       --------------
                                                              (unaudited)       (unaudited)      (unaudited)

Operating Revenue                                             $       --         $       --         $       --         $     24,175
                                                              ------------       ------------       ------------       ------------

Costs and Expenses:
    Sales and marketing                                               --                 --                 --               60,432
    General and administrative                                       8,076              5,724              2,409            502,542
    Depreciation and amortization                                     --                 --                 --               98,818
                                                              ------------       ------------       ------------       ------------
                                                                     8,076              5,724              2,409            661,792

    Loss from operations                                            (8,076             (5,724)            (2,409)          (637,617)
                                                              ------------       ------------       ------------       ------------

Other income (expense):
    Debt forgiveness                                                  --                 --                 --              110,791
    Other Income                                                      --                 --                 --                9,211
    Interest income                                                   --                 --                 --              166,403
    Interest expense                                                  --                 --                 --              (68,108)
    Other expense                                                     --                 --                 --               (1,807)
     Abandonment of interest in
      limited partnership                                             --                 --                 --              (18,600)
    Refunds                                                           --                 --                 --               (2,000)
    Bad debts                                                         --                 --                 --              (20,000)
    Loss on Tri-Party purchase and sale                               --                 --                 --              (50,000)
    Loss due to decline in value of investments                       --                 --                 --             (426,533)
                                                              ------------       ------------       ------------       ------------
                                                                      --                 --                 --             (300,693)
                                                              ------------       ------------       ------------       ------------

Income (loss) before provision for
   income tax benefit                                               (8,076)            (5,724)            (3,315)          (938,310)

Provision for income tax                                              --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------

    Net Income (loss)                                         $     (8,076)      $     (5,724)      $     (3,315)      $   (938,310)
                                                              ============       ============       ============       ============

    Net income (loss) per common share                        $      --          $       --         $       --         $       .101
                                                              ============       ============       ============       ============

    Weighted average number of shares
     outstanding                                                25,182,245         25,182,245         25,182,245          9,267,239
                                                              ============       ============       ============       ============

                                                       -4-

                                                JNS MARKETING, INC.
                                           (A Development Stage Company)
                                              STATEMENT OF CASH FLOWS

                                                             Nine months    Six month       Three months
                                                                ended          ended            ended
                                                            June 30, 1998 March 31, 1998  December 31, 1997    1997
                                                            ------------- --------------  -----------------    ----
                                                             (unaudited)    (unaudited)     (unaudited)      (audited)

Cash flows from operating activities
   Net Income (loss)                                          $ (8,086)        $(5,724)      $ (3,315)       $ (2,092)

Change in assets and liabilities:
   Increase (decrease) in accounts payable                       8,608          4,500           4,500         (15,905)

      Net cash used by operating activities                        532         (1,224)          1,185         (17,997)
                                                              --------         ------        --------        --------

Cash flows from financing activities:
   Proceeds received from issuance of stock                       --             --              --            70,000
   Payments on cancellation on stock redemption                   --             --              --           (49,865)

      Net cash provided by financing activities                   --             --              --            20,135
                                                              --------         ------        --------        --------

      Net increase in cash                                         532         (1,224)          1,185           2,138

Cash, beginning of period                                     $  2,138         $2,138        $  2,138        $   --
                                                              --------         ------        --------        --------

Cash, end of period                                           $  2,670         $  914        $  3,323        $  2,138
                                                              ========         ======        ========        ========





                                                 JNS MARKETING, INC.
                                            (A Development Stage Company)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                                     (Unaudited)
                                                                                                Deficit
                                                                                              Accumulated
                                                                                               During the
                                                                               No Par          Development
                                                              Shares            Value             Stage            Total
                                                              ------           ------         ------------         -----
Issuance of common stock for cash at
  $.007 per share                                            1,500,000       $    10,000       $      --         $    10,000
Net loss for the period ended September 30, 1984                  --                --             (96,110)          (96,110)
                                                           -----------       -----------       -----------       -----------
Balance at September 30, 1984                                1,500,000       $    10,000       $   (96,110)      $   (86,110)

Issuance of common stock for cash from
  Public Offering at $1.00 per share                           283,320       $   283,320       $      --         $   283,320
Deferred offering costs                                           --             (72,133)             --             (72,133)
Issuance of common stock for purchases
  of partnership interest at $2.916 per share                    6,000            17,500              --              17,500
Issuance of common stock pursuant to
  Tri-Party agreement at $3.00 per share                       200,000           600,000              --             600,000
Issuance of common stock in principal
  reduction of note payable at $1.20 per share                  16,666            20,000              --              20,000
Net loss for the period ended September 30, 1985                  --                --            (238,550)      $  (238,550)
                                                           -----------       -----------       -----------       -----------
Balance at September 30, 1985                                2,005,986       $   858,687       $  (334,660)      $   524,027

Issuance of common stock for services at
  $.36 per share                                                25,000       $     9,000       $      --         $     9,000
Issuance of common stock for purchase of inventory
  at $3.00 per share                                            25,000            75,000              --              75,000
Net loss for the period ended September 30, 1986                  --                --             (71,792)          (71,792)
                                                           -----------       -----------       -----------       -----------
Balance at September 30, 1986                                2,055,986       $   942,687       $  (406,452)      $   536,235

Cancellation of common stock issuance                          (25,000)      $   (75,000)      $      --         $    75,000
Net loss for the period ended September 30, 1987                  --                --             (90,820)          (90,820)
                                                           -----------       -----------       -----------       -----------
Balance at September 30, 1987                                2,030,986       $   867,687       $  (497,272)      $   370,415

Issuance of additional common stock pursuant
to prior agreements                                            172,666       $      --         $      --         $      --
Issuance of common stock for services at
  $.25 per share                                                40,000            10,000              --              10,000
Net loss for the year ended September 30, 1988                    --                --            (391,533)         (391,533)
                                                           -----------       -----------       -----------       -----------
Balance at September 30, 1988                                2,243,652       $   877,687       $  (888,805)      $   (11,118)

Net loss for the year ended September 1989                        --         $      --         $   (28,287)      $   (28,287)
                                                           -----------       -----------       -----------       -----------
Balance at September 30, 1989                                2,243,652       $   877,687       $  (917,092)      $   (39,405)

Net loss for the year ended September 1990                        --         $      --         $      (865)      $      (865)
                                                           -----------       -----------       -----------       -----------
Balance at September 30, 1990                                2,243,652       $   877,687       $  (917,957)      $   (40,270)








                                                 JNS MARKETING, INC.
                                            (A Development Stage Company)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                                     (Unaudited)

(Continued)
                                                                                            Deficit
                                                                                          Accumulated
                                                                                           During the
                                                                        No Par             Development
                                                      Shares             Value                Stage             Total
                                                      ------             -----                -----             -----

Net loss for the year ended September 1991                 --          $      --          $      (779)       $      (779)
                                                    -----------        -----------        -----------        -----------
Balance at September 30, 1991                         2,243,652        $   877,687        $  (918,736)       $   (41,049)

Net loss for the year ended September 1992                 --          $      --          $      (675)       $      (675)
                                                    -----------        -----------        -----------        -----------
Balance at September 30, 1992                         2,243,652        $   877,687        $  (919,411)       $   (41,724)

Net loss for the year ended September 1993                 --          $      --          $    15,551        $    15,551
                                                    -----------        -----------        -----------        -----------
Balance at September 30, 1993                         2,243,652        $   877,687        $  (903,860)       $   (26,173)

Issuance of common stock                             22,938,593        $    34,550        $      --          $    34,550
Net loss for the year ended September 1994                 --                 --              (15,734)           (15,734)
                                                    -----------        -----------        -----------        -----------
Balance at September 30, 1994                        25,182,245        $   912,237        $  (919,594)       $    (7,357)

Net Loss for the year ended September 1995                 --          $      --          $    (6,774)       $    (6,774)
                                                    -----------        -----------        -----------        -----------
Balance at September 30, 1995                        25,182,245        $   912,237        $  (926,368)       $   (14,131)

Net loss for the year ended September 1996                 --          $      --          $    (1,774)       $    (1,774)
                                                    -----------        -----------        -----------        -----------
Balance at September 30, 1996                        25,182,245        $   912,237        $  (928,142)       $   (15,905)

Redemption and cancellation of common stock
  pursuant to recission agreement                   (22,938,593)       $   (49,865)       $      --          $   (49,865)
Issuance of common stock                             22,938,593             70,000               --               70,000
Net loss for the year ended September 1997                 --                 --               (2,092)            (2,092)
                                                    -----------        -----------        -----------        -----------
Balance at September 30, 1997                        25,182,245        $   932,372        $  (930,234)       $     2,138
                                                    ===========        ===========        ===========        ===========

Net loss for the nine months ended
  June 30, 1998                                            --          $      --          $    (8,076)       $    (8,076)
                                                    -----------        -----------        -----------        -----------
Balance at June 30, 1998                             25,182,245        $   932,372        $  (938,310)       $    (5,938)
                                                    ===========        ===========        ===========        ===========






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

                                       JNS MARKETING, INC.


Date:  October 20, 1998               /s/ David J. Gregarek
                                      ------------------------------------------
                                          David J. Gregarek, President