Form 10QSB
period 1998-12-31
JNS MARKETING INC
filed 1999-03-26
CIK 743758

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: December 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to _________________

                         Commission file number 0-13215

                               JNS MARKETING. INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                      84-0940146
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

               1050 17th Street, Suite 1700 Denver. Colorado 80265
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 292-3883
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes______   No  X

As of December 31, 1998, 251,822 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes _____    No  X

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------

     For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by JNS Marketing, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at September 30, 1998, included in the Company's Form 10-SB.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

     (a) Plan of Operation. JNS Marketing, Inc. (the "Company") intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, m exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. As of the date of this report, the Company has no plans, arrangements, understandings or commitments with respect to any potential merger or acquisition, nor is the Company engaged in negotiations with respect to such matter.

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

     (b) Liquidity and Capital Resources. At December 31, 1998, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

     (c) Year 2000 issues "Year 2000 problems" result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. The Company is engaged primarily in organizational and fund raising activities and accordingly, does not rely on information technology ("IT") systems. Accordingly the Company does not believe that it will be materially affected by Year 2000 problems. The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems, facsimile and other office machines. Moreover, the Company relies on third-parties that may suffer from Year 2000 problems that could affect the Company's operations including banks and utilities. In light of the Company's minimal operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or develop a detained contingency plan with respect to Year 2000 problems that may affect the Company or third-parties.

          The foregoing is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

                              Financial Statements
                              --------------------

                               JNS MARKETING. INC.
                               -------------------
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                   (Unaudited)
                                     ASSETS

                                                                    December 31,
                                                                        1998
                                                                        ----
CURRENT ASSETS:
  Cash                                                                $   3,246
                                                                      ---------
    Total current assets                                                  3,246
                                                                      ---------
                                                                      $   3,246
                                                                      =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable, trade                                             $   4,346
  Payable to shareholders                                                 9,250
                                                                      ---------
    Total current liabilities                                            13,596
                                                                      ---------

SHAREHOLDERS' DEFICIT:

  Common stock, 50,000,000 shares authorized,
  No par value; 251,822 shares issued and
  outstanding                                                           932,372
  Deficit accumulated during development stage                         (942,722)
                                                                      ---------
    Total shareholders' deficit                                         (10,350)
                                                                      ---------


                                                                      $   3,246
                                                                      =========



               See accompanying notes to these fnancial statements

                               JNS MARKETING, INC.
                               -------------------
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Cumulative from
                                                                    Inception
                                                                  (July 15,1983)
                                                                         To
                                                December 31         December 31
                                             1998         1997          1998
                                             ----         ----          ----

Operating revenue                          $    --      $    --      $  24,175

Operating expenses                               131        3,315      666,204
                                           ---------    ---------    ---------
                                                 131        3,315     (642,029)

Other income and expense:
  Interest income                               --           --        166,403
  Interest expense                              --           --        (68,108)
  Other                                         --           --       (398,988)
                                           ---------    ---------    ---------

                                                --           --       (300,693)
                                           ---------    ---------    ---------

(Loss) before income taxes                      (130)      (3,315)    (942,722)

Provision for income taxes                      --           --           --
                                           ---------    ---------    ---------

Net (loss)                                 $    (130)   $  (3,315)   $(942,722)
                                           =========    =========    =========

Per share information:
  Basic and diluted (loss) per common
   Share                                   $    --      $    (.01)   $  (12.26)
                                           =========    =========    =========
Weighted average shares outstanding          251,822      251,822       76,884
                                           =========    =========    =========




              See accompanying notes to these financial statements

                               JNS MARKETING INC.
                               ------------------
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   July 15, 1983
                                                                    (inception)
                                              Nine Months Ended       Through
                                                 September 30,      Septemer 30,
                                               1998        1997         1998
                                               ----        ----         ----

Net income (loss)                          $    (130)   $  (3,323)   $(942,722)

Transactions not requiring cash:
  Depreciation and amortization                                         98,818
  Stock issued for services inventory                                   19,000
  Forgiveness of indebtedness                                         (110,791)
  Loss on investments                                                  476,583
  Bad debts                                                             20,000
  Abandonment of partnership interest                                   18,600
Change in assets and liabilities:
  Increase (decrease) in accounts
    Payable                                      130        4,500        4,346
                                           ---------    ---------    ---------

Total adjustments                                130        4,500      526,556

Net cash provided by (used in)
  operating activities                          --          1,185     (416,166)
                                           ---------    ---------    ---------

Cash flows from financing activities:
  Proceeds from notes payable                                          141,853
  Advances from shareholders                                             9,250
  Accounts payable                                                       4,436
  Repayment of notes payable                                           (12,000)
  Common stock sold for cash                                           325,737
  Payment for cancellation of stock             --           --        (49,865)
                                           ---------    ---------    ---------
Net cash provided by (used in)
  financing activities                          --           --        419,411
                                           ---------    ---------    ---------

Increase (decrease) in cash                     --          1,185        3,245
                                           ---------    ---------    ---------

Cash and cash equivalents at
  beginning of period                          3,245        2,138         --
                                           ---------    ---------    ---------

Cash and cash equivalents at
  end of period                            $   3,245    $   3,245    $   3,245
                                           =========    =========    =========




              See accompanying notes to these financial statements

                               JNS MARKETING INC.
                               ------------------

                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary for a fair presentation of the financial position of the Company at December 31, 1998 and the results of operations and cash flows for the three month periods ended December 31, 1998 and 1997 and cumulative since inception to December 31, 1998. Quarterly results are not necessarily indicative of the expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended September 30, 1998, previously filed with the U.S. Securities and Exchange Commission. Common Stock On March 3, 1999 the Company effected a reverse split of 100 to one and the financial statements are adjusted to reflect the change retroactively.

2.   Common Stock

     On March 3, 1999, the Company effected a reverse split of 100 to one and the financial statements are adjusted to reflect the change retroactively.

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

     (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     (Not applicable)

Item 5. Other Information.
--------------------------

     (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a)  Exhibits

          No exhibits as set forth in Regulation SB, are considered necessary for this filing.

     (b)  Reports on Form,-K

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, "hereunto duly authorized.

                                         JNS MARKETING, INC.


                                         /s/ David J. Gregarek
Date: March 22, 1999                     ---------------------------------------
                                         David J. Gregarek, Secretary, Treasurer