Form 10KSB
period 1998-09-30
JNS MARKETING INC
filed 1999-05-11
CIK 743758

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: September 30, 1998

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF   1934
    For  the   transition   period   from_________________to
    Commission file number 0-13215
                           --------

                               JNS MARKETING, INC.
                               -------------------
                 (Name of small business issuer in its charter)
        Colorado                                    84-0940146
        --------                                    ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

C/O Schlueter & Associates, P.C.
1050 17th Street, Suite 1700
Denver, Colorado 80265
----------------------
(Address of principal executive offices)

Issuer's telephone number:             (303) 292-3883
                                      -----------------
Securities registered under Section 12(b) of the Exchange Act: None
                                                               -----
Securities registered under Section 12(g) of the Exchange Act:Common Stock,
                                                              -------------
                                                              no par value
                                                              ------------
                                                             (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes       No    X
           ----       ----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:   $0
                                                           ---
As of September 30, 1998, 22,436 shares of the Company's Common Stock, no par value per share, were held by non-affiliates. There is no trading market for the Company's Common Stock.

The number of shares of Common Stock of the registrant outstanding as of September 30, 1998, were 251,822. Documents incorporated by reference None

                                TABLE OF CONTENTS

PART I                                                                     PAGE
                                                                             1
     Item 1.   Description of Business
     Item 2.   Description of Property
     Item 3.   Legal Proceedings
     Item 4.   Submission of Matters to a Vote of Security Holders


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters
     Item 6.   Management's Discussion and Analysis or Plan of Operation
     Item 7.   Financial Statements
     Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
     Item 10.  Executive Compensation
     Item 11.  Security Ownership of Certain Beneficial Owners and Management
     Item 12.  Certain Relationships and Related Transactions
     Item 13.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I

Item 1 - Description of Business

Background

        JNS Marketing, Inc. (the "Company") was incorporated on July 15, 1983 under the laws of the State of Colorado. The Company engaged from inception through the fiscal year ended September 30, 1988 in the business of searching for and obtaining, on a buy out basis or a right-to-market basis, products which were to be sold to the general public primarily through the television media. Since 1989, the Company has not engaged in any business nor had any revenues. The Company's sole business from 1989 to the present has been to seek to acquire assets of or an interest in a company or venture actively engaged in a business generating revenues or having immediate prospects of generating revenues.

        In May 1994, the Company entered into a Plan and Agreement of Reorganization with Cedar Pacific Golf Properties ("CPGP"), a Nevada corporation, pursuant to which the Company issued an aggregate of 229,386 (after giving effect to the 100 to 1 reverse split effective March 9, 1999) shares of its Common Stock in exchange for 100% of the issued and outstanding shares of common stock of CPGP. It was intended that CPGP would exercise an option to acquire approximately 821 acres of land near Stockton, California, and that the Company would develop the land into a golf course and planned residential community. However, certain conditions to which the Plan and Agreement of Reorganization was subject were not fulfilled, and in 1997 the Company, CPGP and CPGP's previous stockholders agreed to rescind the transactions contemplated therein, including the issuance of the 229,386 (after giving effect to the 100 to 1 reverse split effective March 9, 1999) shares of the Company's Common Stock and the transfer of the CPGP stock to the Company.

        In July 1997, the Company entered into a Stock Purchase Agreement with certain individuals (collectively, the "Purchasers") pursuant to which the Company issued 229,386 shares (after giving effect to the 100 to 1 reverse split effective March 9, 1999) of its Common Stock to the Purchasers for a total of $70,000.

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

General Business Plan

        The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934 (the oExchange Acto). The Company will not restrict its search to any specific business, industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

Investment Company Act of 1940

        The Company may participate in a business or opportunity by purchasing, trading or selling the securities of such business. However, the Company does not intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an oinvestment companyo under the Investment Company Act of 1940 (the oInvestment
Acto),   and  therefore   avoid   application  of  the  costly  and  restrictive
registration and other provisions of the Investment Act and the regulations promulgated thereunder.

        Section 3(a) of the Investment Act provides the definition of an oinvestment companyo which includes an entity that engages or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities, or that engages or proposes to engage in the business of investing, reinvesting, owning, holding or trading oinvestment securitieso (defined as all securities other than government securities, securities of majority-owned subsidiaries and certain other securities) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner that will result in the availability of this exception from the definition of oinvestment company.o Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited. In order to avoid classification as an investment company, the Company will search for, analyze and acquire or participate in a business opportunity by use of a method that does not involve the acquisition, ownership or holding of investment securities.

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

        The Company intends to vigorously resist classification as an investment company and to take advantage of any exemptions or exceptions from application of the Investment Act, which allows an entity a one-time option during any three-year period to claim an exemption as a otransiento investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time-consuming and costly, or even prohibitive, given the Company's limited resources.

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

Holders

        There are approximately 134 record holders of the Company's Common Stock. An aggregate of 248,040 shares of the issued and outstanding shares of the Company's Common Stock are "restricted" securities.

        As of the date of filing this report, 248,040 of the issued and outstanding shares of the Company's Common Stock were eligible for sale under Rule 144 promulgated under the Securities Act of 1933 (the "Securities Act"), subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three month period a number of shares which does not exceed the greater of one percent of the then outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

Dividends

        The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

        In May 1994, the Company entered into a Plan and Agreement of Reorganization (the "Plan") with Cedar Pacific Golf Properties ("CPGP"), a Nevada corporation. Pursuant to the Plan, the Company issued an aggregate of 229,386 (after giving effect to the 100 to 1 reverse split effective March 9, 1999) shares of its Common Stock to the six stockholders of CPGP in exchange for 100% of the issued and outstanding shares of common stock of CPGP. The Plan was subject to the fulfillment of certain conditions which were not met. As a result, in July 1997, the Plan was rescinded, all shares of the Company's Common Stock previously issued to the stockholders of CPGP were returned to the Company and canceled and all shares of CPGP previously transferred to the Company were returned to the original holders thereof.

        In July 1997, the Company entered into a Stock Purchase Agreement (the "Agreement") pursuant to which it issued and sold an aggregate of 229,386 (aftergiving effect to the 100 to 1 reverse split effective March 9, 1999) shares of its Common Stock to five persons for a total of $70,000.

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

Year 2000 Issues

        "Year 2000 problems" result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. These problems may affect may computers and other devices that contain oembeddedo computer chips. The Company's operations, however, do not rely extensively on information technology ("IT") systems. The IT software and hardware systems the Company operates are all publicly available, pre-packaged systems that are readily replaceable with other functionally similar systems. Accordingly, the Company does not believe that it will be materially affected by Year 2000 problems in its IT software and hardware systems.

        The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems and facsimile and other office machines. Moreover, the Company relies on third-parties that may suffer from Year 2000 problems that could affect the Company's operations, including banks, oil field operators and utilities. In light of the Company's substantially reduced operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies or industry generally. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or to develop a detailed contingency plan with respect to Year 2000 problems that may affect the Company's IT and non-IT systems or third-parties.

Item 7 - Financial Statements
-----------------------------

        The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

        On April 9, 1999, the Company filed a report on Form 8-K with the Securities and Exchange Commission relating to a change in auditors. The Form 8-K disclosed that effective March 18, 1999, the Company dismissed the accounting firm of Levine Hughes & Mithuen Inc., Englewood, Colorado, as its principal independent accountant. The Company's financial statements for the fiscal year ended September 30, 1997, were prepared assuming that the Company will continue as a going concern.

        On March 18, 1999, the Company engaged James E. Scheifley & Associates, P.C., Denver, Colorado, as its new principal independent accountant to audit the Company's financial statements. Neither the Company nor anyone on its behalf consulted James E. Scheifley & Associates, P.C. regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements.

PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
--------------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

        Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

            Name                         Age                      Position
            ----                         ---                      --------

        David Gregarek                    44              President and Director
        Frederick R. Huttner              53              Treasurer and Director
        Henry F. Schlueter                47              Secretary and Director

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

        Bellview Capital Corporation  ("Bellview")  conducted its initial public
        -----------------------------
offering in August 1986 and raised gross proceeds of $150,000 through the sale of 15,000,000 units at $0.01 per unit, each unit consisting of one share of common stock and one warrant to purchase common stock. On February 27, 1987, Bellview acquired the assets of Associated Ancillary Service, Inc., and changed its name to Medical Ancillary Services, Inc. Mr. Gregarek served as a director of Medical Ancillary Services, Inc. until his resignation in August 1987. Medical Ancillary Services, Inc. is not an Exchange Act reporting company.

        Clearview Capital Corporation ("Clearview") conducted its initial public
        -----------------------------
offering in June 1987 and raised gross proceeds of $200,000 through the sale of 20,000,000 units at $0.01 per unit, with each unit consisting of one share of common stock and two warrants to purchase common stock. Effective January 19, 1988, Clearview merged with Arriba Fajita, Inc., the operator of four restaurants in Austin, Texas, and changed its name to Arriba Fajita Holdings, Inc. Mr. Gregarek resigned from the Board of Directors of Arriba Fajita Holdings, Inc. in June 1988. Arriba Fajita Holdings, Inc. is not an Exchange Act reporting company.

        Ferrari Capital,  Ltd. ("Ferrari") conducted its initial public offering
        ----------------------
in 1987 or early 1988 and raised gross proceeds of $125,000 through the sale of 12,500,000 units at $0.01 per unit, each unit consisting of one share of common stock and one warrant to purchase common stock. Mr. Gregarek resigned from the Board of Directors of Ferrari in 1989. Ferrari was administratively dissolved by the Colorado Secretary of State in January 1993.

        Parkway  Capital  Corporation  ("Parkway")  conducted its initial public
        -----------------------------
offering in February 1988 and raised gross proceeds of $200,000 through the sale of 20,000,000 units at $0.01 per unit, each unit consisting of one share of common stock and two warrants to purchase common stock. In March 1994, Mr. Gregarek sold 19,160,000 shares of Parkway for a price of $0.001 per share, or $19,491, thereby effecting a change in control of Parkway, and resigned from its Board of Directors. In October 1994, Parkway was merged into QCS Corporation, which currently trades on the Nasdaq Bulletin Board under the symbol QCSC.

        Maui Capital Corporation  ("Maui") conducted its initial public offering
        ------------------------
in May 1989 and raised gross proceeds of $250,000 through the sale of 50,000,000 units at $0.005 per unit, with each unit consisting of one share of common stock and one warrant to purchase common stock. In September 1995, Maui, through a wholly owned subsidiary, merged with Charter Communications International, Inc. and Mr. Gregarek resigned from its Board of Directors. In January 1996, Maui acquired 90% of the stock of Phoenix DataNet, Inc. ("PDN"). In March 1996, Maui merged with Phoenix Data Systems, Inc. ("Phoenix"), the former parent of PDN, and in conjunction with that merger, Maui acquired the remaining 10% of the stock of PDN. In May 1996, Maui changed its name to Charter Communications International, Inc. ("Charter") which currently trades on the Nasdaq Bulletin Board under the symbol PCOM.

        Aurora Acquisitions, Inc.("Aurora")filed a registration  statement under
        -------------------------
the Securities Act of 1933, as amended, in 1992 in order to register units of its securities for issuance and sale; however, the registration statement was abandoned in 1993 and none of the units were issued or sold. Mr. Gregarek was one of the initial shareholders and investors in Aurora. Mr. Gregarek offered to attempt to register Aurora under the Securities Exchange Act of 1934, to find an appropriate candidate for a reverse acquisition, to obtain counsel for the company and to assemble a new management team for the company. Mr. Gregarek was appointed to the board of directors of Aurora in January 1996. As of the date of filing this Annual Report, no acquisition candidate has been identified. Aurora has been an Exchange Act reporting company since 1996.

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

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all
Section 16(s) forms they file.

        Based solely on its review of the copies of such forms received by, or written representations from certain reporting persons, the Company believes that during its fiscal year ended September 30, 1998, all such filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were compiled with.

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

Item 11 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

        The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 30, 1998 (adjusted to reflect the 1:100 reverse stock split) by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

           Name and Address                          Shares Beneficially Owned
           of Beneficial Owner                     Number                Percent
           -------------------                     ------                -------

           Henry F. Schlueter                      57,347                 22.7%
           1050 17th Street, #1700
           Denver, Colorado 80265

           David Gregarek                          57,347                 22.7%
           P.O. Box 518
           Littleton, Colorado 80160

           Frederick R. Huttner(1)                 57,347                 22.7%
           651 Bering Drive #2002
           Houston, Texas 77057

           Jerrold D. Burden                       57,347                 22.7%
           6970 S. Holly Circle #105
           Englewood, Colorado 80021

           Officers and Directors                  172,041                68.3%
           as a Group (3 persons)

---------------------------------
(1) Includes 39,323 (adjusted for the 1:100 reverse stock split) shares which are held of record by the Frederick R. Huttner-SEP.

Change of Control

        Messrs. Burden, Gregarek, Huttner (including Mr. Huttner's SEP), and Schlueter (collectively the "Sellers") have entered into an agreement under which each of them will sell 56,250 shares of the Common Stock to Mr. Walter Galdenzi. Under the agreement, the 225,000 (post reverse stock split) shares of stock will be sold to Mr. Galdenzi for $125,000, subject to the Sellers satisfying several conditions, including among others, the requirement that the Sellers pay most of the Company's outstanding liabilities and that all reports required to be filed with the Securities and Exchange Commission under the Exchange Act are filed. Mr. Galdenzi's money is in escrow pending the closing which is anticipated to occur on or about May 6, 1999. Following the closing, it is anticipated that Mr. Galdenzi will take appropriate steps to change the Board of Directors of the Company, and that Mr. Galdenzi will pursue the same business plan and objectives as have been pursued by the current management and controlling shareholders of the Company. Mr. Galdenzi will be acquiring 89.34% of the Company's issued and outstanding shares of common stock.

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

        Effective July 2, 1997, the Company entered into a Stock Purchase Agreement with David Gregarek, the President of the Company, Frederick R. Huttner, the Treasurer of the Company, Henry F. Schlueter, the Secretary of the Company, and one other individual (collectively, the "Purchasers") pursuant to which the Company issued 229,386 (after giving effect to the 100 to 1 reverse split effective March 9, 1999) shares of its Common Stock to the Purchasers. In consideration for the shares, the Purchasers paid the Company the amount of $65,000 in cash and assumed certain liabilities of the Company to the extent of $5,000. As a result of this transaction, the Purchasers acquired 91% of the issued and outstanding shares of Common Stock of the Company, thereby effecting a change in control of the Company.

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

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(a)     No Exhibits are filed with this Annual Report.

(b)     Reports on Form 8-K

        The Company filed a report on Form 8-K with respect to a change in auditors on April 9, 1999.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    JNS MARKETING, INC.



Date:  5/4/99                                       By:  /s/ David Gregarek
       ------                                            ------------------
                                                    David Gregarek, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  5/4/99                       By:    /s/ David Gregarek
       ------                       ----------------------------------------
                                    David Gregarek, President and Director


Date:  5/4/99                              /s/ Frederick R. Huttner
       ------                       -----------------------------------------
                                    Frederick R. Huttner, Treasurer and Director


Date:  5/4/99                              /s/ Henry F. Schlueter
       ------                       -----------------------------------------
                                    Henry F. Schlueter, Secretary and Director

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
JNS Marketing, Inc.


We have audited the balance sheet of JNS Marketing, Inc. as of September 30, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of JNS Marketing, Inc. as of September 30, 1998, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.




                          James E. Scheifley & Associates, P.C.
                          Certified Public Accountants

Denver, Colorado
March 24, 1999

                              JNS Marketing, Inc.
                         (A Development Stage Company)
                                 Balance Sheet
                               September 30, 1998

                    ASSETS
                    ------
Current assets:                                                           1998
                                                                          -----
  Cash                                                                   $3,246
      Total current assets                                                3,246

                                                                         $3,246

             STOCKHOLDERS' EQUITY
             --------------------
Current liabilities:
  Accounts payable                                                         $300
  Accounts payable - related party                                        3,915
      Total current liabilities                                           4,215

Stockholder advances                                                      9,250

Commitments and contingencies

Stockholders' equity:
 Common stock, no par value,
  50,000,000 shares authorized, 251,822 shares
  issued and outstanding                                                932,372
 (Deficit) accumulated during
  development stage                                                    (942,591)
                                                                        (10,219)
                                                                         $3,246




                See accompanying notes to financial statements.




                              JNS Marketing, Inc.
                         (A Development Stage Company)
                            Statements of Operations
                For The Years Ended September 30, 1998 and 1997
    And For the Period From Inception (July 15, 1983) to September 30, 1998

                                                                   Period From
                                     Year Ended     Year Ended     Inception To
                                     September 30,  September 30,  September 30,
                                     1998           1997           1999

Operating revenue                   $      -      $     -             $  24,175

Operating expenses                     1,119            -                 1,119
Operating expenses -
 related party                        11,238        2,092               664,954
(Loss) from operations               (12,357)      (2,092)             (641,898)

Other income and expense:
 Interest income                           -            -               166,403
 Interest expense                          -            -               (68,108)
 Other                                     -            -              (398,988)
                                           -            -              (300,693)

(Loss) before income taxes           (12,357)      (2,092)             (942,591)

Provision for income taxes                 -            -                      -
Net (loss)                          $(12,357)     $(2,092)            $(942,591)

Per share information:
 Basic and diluted (loss)
  per common share                  $  (0.05)     $ (0.01)            $  (12.26)

 Weighted average shares
  outstanding                        251,822      251,822                76,884






                See accompanying notes to financial statements.

                              JNS Marketing, Inc.
                         (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
    And For the Period From Inception (July 15, 1983) to September 30, 1998

                                                          Deficit
                                                          Accumulated
                                      Common   Stock      During Develop-
                                      Shares   Amount     ment Stage       Total
 ACTIVITY
Issuance of stock for cash
 at $6.67 per share in 1984           15,000    $10,000    $      -    $ 10,000
Net (loss) for 1984                                        (96,110)    $(96,110)

Issuance of stock for cash
 at $100.00 per share in 1985          2,833    283,320           -     283,320
Expenses of offering                            (72,133)          -     (72,133)
Issuance of stock for partnership
 share at $291.60 per share
  in 1985                                 60     17,500           -      17,500
Issuance of stock for Tri-Party
 agreement at $300.00 per share
  in 1985                              2,000    600,000           -     600,000
Issuance of stock for principal
 reduction of note payable at
  $120.00 per share in 1985              167     20,000           -      20,000
Net (loss) for 1985                                       (238,550)    (238,550)

Issuance of stock for services
 at $36.00 per share in 1986             250      9,000           -       9,000
Issuance of stock for purchase of
 inventory at $300.00 per share
  in 1986                                250     75,000           -      75,000
Net (loss) for 1986                                        (71,792)     (71,792)

Cancellation of common stock
 issuance at $300.00 per share
  in 1987                               (250)   (75,000)          -     (75,000)
Net (loss) for 1987                                        (90,820)     (90,820)

Issuance of stock for services
 at $25.00 per share in 1988             400     10,000           -      10,000
Issuance of additional common
 stock pursuant to prior
  agreements in 1998                   1,727           -          -            -
Net (loss) for 1988                                       (391,533)    (391,533)
Net (loss) for 1989                                        (28,287)     (28,287)
Net (loss) for 1990                                           (865)        (865)
Net (loss) for 1991                                           (779)        (779)
Net (loss) for 1992                                           (675)        (675)
Net income for 1993                                         15,551       15,551

Sale of common stock at
 $.15 in 1994                        229,386     34,550           -      34,550
Net (loss) for 1994                                        (15,734)     (15,734)
Net (loss) for 1995                                         (6,774)      (6,774)
Net (loss) for 1996                      -             -    (1,774)      (1,774)

Balance September 30, 1996           251,822    912,237   (928,142)     (15,905)

Issuance of common stock at
 $.30 in 1997                        229,386     70,000           -      70,000
Redemption and cancellation
 of common stock pursuant to
  recission agreement               (229,386)   (49,865)          -     (49,865)

Net (loss) for 1997                         -          -    (2,092)      (2,092)

Balance, September 30, 1997          251,822    932,372   (930,234)       2,138

Net (loss) for 1998                         -         -   (12,357)     (12,357)

Balance, September 30, 1998          251,822   $932,372  $(942,591)    $(10,219)



                See accompanying notes to financial statements.



                              JNS Marketing, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
    And For the Period From Inception (July 15, 1983) to September 30, 1998

                                                                    Period From
                                          Year Ended   Year Ended   Inception To
                                          September    September    September
                                          30, 1998     30, 1997     30, 1998


Net income (loss)                            $(12,357)   $ (2,092)    $(942,591)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                        98,818
    Stock issued for services and inventory                              19,000
    Forgiveness of indebtedness                                        (110,791)
    Loss on investments                                                 476,583
    Bad debts                                                            20,000
    Abandonment of partnership interest                                  18,600
  Change in assets and liabilities:
   Increase (decrease) in accounts payable      4,215     (15,905)        4,215

  Total adjustments                             4,215     (15,905)      526,425
  Net cash provided by (used in)
   operating activities                        (8,142)    (17,997)     (416,166)


Cash flows from financing activities:
   Proceeds from notes payable                      --    146,290
   Advances from shareholders                   9,250       9,250
   Repayment of notes payable                       --    (12,000)
   Common stock sold for cash                  70,000     325,737
   Payment for cancellation of stock                --    (49,865)      (49,865)
  Net cash provided by (used in)
   financing activities                         9,250      20,135       419,412

Increase (decrease) in cash                     1,108       2,138         3,246
Cash and cash equivalents,
 beginning of period                            2,138          --             --
Cash and cash equivalents,
 end of period                               $  3,246    $  2,138     $   3,246






                See accompanying notes to financial statements.



                              JNS Marketing, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
     And For the Period From Inception (July 15, 1983) to September 30, 1998

                                                                                                                   Period From
                                    Year Ended      Year Ended     Inception To
                                    September 30,   September 30,  September 30,
                                    1998            1997           1998

Supplemental cash flow information:
   Cash paid for interest           $-              $-             $68,108
   Cash paid for income taxes       $-              $-             $-








                See accompanying notes to financial statements.

                              JNS Marketing, Inc.
                         Notes to Financial Statements
                               September 30, 1998


Note 1. Organization and Summary of Significant Accounting Policies.

The Company was incorporated in Colorado on July 15, 1983. The Company is in its development stage and to date its activities have been limited to organization and capital formation. The Company was organized to search for and obtain, on a buyout basis or a right-to-market basis, products which will be sold to the general public primarily through the television media; and to engage in any activity or business not in conflict with the laws of the State of Colorado or of the United States of America.

During March 1999, the Company effected a 1 share for 100 shares reverse stock split. All share and per share amounts in the foregoing financial statements and the accompanying notes have been restated to give effect to the reverse stock split.

     Loss per share:
     ---------------
Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

      Cash:
      -----
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Estimates:
     ----------
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates

     Fair value of financial instruments
     -----------------------------------
The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.

During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

     Stock-based Compensation
     ------------------------
The Company  adopted  Statement  of Financial  Accounting  Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. No stock based compensation was paid by the Company during the years ended September 30, 1998 and 1997, respectively.

New Accounting Pronouncements
-----------------------------
SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred.

Effective in 1998, the Company adopted SOP 98-1, however the Company has not incurred costs to date which would require evaluation in accordance with the SOP.

Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business
Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. To date, the Company has not operated in its one planned business activity.

Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position.

The Company has not initiated benefit plans to date which would require disclosure under the statement.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company, however it believes that it has not to date engaged in significant transactions encompassed by the statement.


Note 2. Income taxes

The Company has adopted the flow-through method of accounting for tax credits. Under this method, the current provision for income taxes is reduced by the amount of the credits applied against tax otherwise payable. No provision for income taxes was required at September 30, 1998 and 1997 due to losses from operations. The Company has recognized net losses of $12,357 and $2,092 for fiscal years 1998 and 1997 respectively, and accumulated net losses from inception (July 15, 1983) to date of $942,591, which expire at varying dates between the years 2001 and 2011. There were no previous earnings to which losses may be carried back and there are no recorded income tax deferrals to be eliminated. The Company had taxable income of $15,551 at September 30, 1993 which resulted in income tax recognition of $2,333. The income tax was eliminated in full by recognition of the tax benefit of the Company's prior years accumulated net operating loss. The deferred tax asset resulting from the operating loss carry forward described above is estimated to be approximately $320,500 has been fully reserved. The reserve increased by approximately $4,200 and $700 during the years ended September 30, 1998 and 1997 respectively.

Note 3. Agreement and plan of reorganization

On or about May 22, 1994 the Company entered into a plan of reorganization (the "Agreement") with Cedar Pacific Golf Properties ("CPGP"), a Nevada corporation whereby the Company acquired 100% of the issued and outstanding stock of CPGP and $34,550 in exchange for 229,386 shares of the Company's no par value common stock. This Agreement was subsequently rescinded July 2, 1997 (See Note 4).


Note 4.  Stockholders' Equity.

During the periods covered by these financial statements the Company issued certain of its securities in reliance upon an exemption from registration with the Securities and Exchange Commission. Although the Company believes that the sales did not involve a public offering and that it did comply with the exemptions from registration, it could be liable for rescission of said sales if such exemption was found not to apply. The Company has not received a request for rescission of shares nor does it believe that it is probable that its shareholders would pursue rescission nor prevail if such action were undertaken

Recission agreement
-------------------

On July 2, 1997, the Company entered into a recission agreement with CPGP Group in which CPGP relinquished control of the Company by returning 229,386 shares of the Company stock acquired pursuant to the Plan of reorganization discussed in
Note 4. CPGP received $49,865 for the redemption and cancellation of the shares.

Stock purchase agreement
------------------------

On July 2, 1997, the Company entered into stock purchase agreement in which several individuals purchased 229,386 newly-issued shares of the Company's no par common stock for $70,000. Control of the Company changed as a result of this transaction.


Note 5. Related party transactions

During the year ended September 30, 1998, an individual who is an officer and significant shareholder of the Company paid an aggregate of $11,238 in general and administrative expenses in behalf of the Company of which $3,915 remained unpaid at that date The individual also provides office services for the Company without charge.

During the year ended September 30, 1998, four of the Company's principal shareholders made working capital advances to the Company in the amount of $9,250. The advances are non interest bearing and are due on demand, however they are not expected to be repaid currently.