Form 10QSB
period 1999-03-31
JNS MARKETING INC
filed 1999-07-01
CIK 743758

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: March 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___________________ to
                                -----------------

                         Commission file number 0-13215

                               JNS MARKETING. INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                                84-0940146
         --------                                ----------
(State or other jurisdiction of                  (I.R.S. Employer incorporation
or organization)                                 Identification No.)


             10200 W. 44th Avenue, Suite 400, Wheat Ridge, CO 80033
               ---------------------------------------------------
                     Address of principal executive offices)

                                 (303) 292-3883
                                 ---------------
                           (Issuer's telephone number)


               1050 17th Street, Suite 1700 Denver, Colorado 80265
        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No

As of March 31, 1999, 251,822 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

         The financial statements have been prepared by JNS Marketing, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at September 30, 1998, included in the Company's Form 10-KSB.

Financial Statements


                                                JNS Marketing, Inc.
                                                   BALANCE SHEET
                                                  MARCH 31, 1999
                                                    (Unaudited)


                                                     ASSETS                                                   Year
                                                                                                              Ended
                                                                                   March 31,                  Sept 30,
                                                                                   1999                       1998
CURRENT ASSETS
 CASH                                                                                            $3,116.38                3,246.00
                                                                                 -------------------------  ----------------------
 TOTAL CURRENT ASSETS                                                                             3,116.38                3,246.00
                                                                                 -------------------------  ----------------------
 TOTAL ASSETS                                                                                    $3,116.38               $3,246.00
                                                                                 =========================  ======================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 =========================  ======================
CURRENT LIABILITIES
ACCOUNTS PAYABLE                                                                                  9,620.19                  300.00
Due Shareholders                                                                                         0                3,915.00
                                                                                 -------------------------  ----------------------
TOTAL CURRENT LIABILITIES                                                                         9,620.19                4,215.00
                                                                                 -------------------------  ----------------------
 SHAREHOLDER ADVANCES                                                                             9,250.19                9,250.00
                                                                                 =========================  ======================
STOCKHOLDERS' EQUITY
 COMMON STOCK                                                                                   932,372.00                 932,372
 RETAINED EARNINGS - PRIOR                                                                    (942,591.26)
 RETAINED EARNINGS - CURRENT YEAR                                                               (5,534.55)               (942,491)
                                                                                 -------------------------  ----------------------
TOTAL STOCKHOLDERS' EQUITY                                                                     (15,753.81)                (10,219)
                                                                                  -------------------------  ----------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $3,116.38               $3,246.00
                                                                                 =========================  ======================




                               JNS Marketing, Inc.
                             STATEMENT OF OPERATIONS
                           FOR QUARTER ENDED MARCH 31
                                   (Unaudited)


                                                  1999                          1998
                                        ----------------------------- ----------------------------
REVENUES                                                     $0                           $0
EXPENSES:
 General & Administrative                              5,403.15                     2,409.00
                                        ----------------------------- ----------------------------
 Total Expenses                                        5,403.15                     2,409.00
                                        ----------------------------- ----------------------------
Loss from Operations                                  (5,403.15)                   (2,409.00)
                                        ----------------------------- ----------------------------
Earnings Before Income Tax                            (5,403.15)                   (2,409.00)
                                        ----------------------------- ----------------------------
Net Income (Loss)                                     (5,403.15)                   (2,409.00)
                                        ============================= ============================
Loss per share                                             (.02)                        (.01)
Weighted Average Number of Shares                       251,822                      251,822
                                        ============================= ============================




                               JNS Marketing, Inc.
                             STATEMENT OF OPERATIONS
                       FOR SIX MONTH PERIOD ENDED MARCH 31
                                   (Unaudited)



                                                 1999                          1998
                                       ----------------------------- ----------------------------
REVENUES                                                   $0                           $0
EXPENSES:
 General & Administrative                            5,534.55                     5,724.00
                                       ----------------------------- ----------------------------
 Total Expenses                                      5,534.55                     5,724.00
                                       ----------------------------- ----------------------------
Loss from Operations                                (5,534.55)                   (5,724.00)
                                       ----------------------------- ----------------------------
Earnings Before Income Tax                          (5,534.55)                   (5,724.00)
                                       ----------------------------- ----------------------------
Net Income (Loss)                                   (5,534.55)                   (5,724.00)
                                       ============================= ============================
Net Loss Per Common Share                                (.02)                        (.02)
Weighted Average Number of Shares                     251,822                      251,822
                                       ============================= ============================




                               JNS Marketing, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS



                                                        Six months                      Six months
                                                        ended March                     Ended March
                                                        31, 1999                        31, 1998
                                                        (unaudited)                     (unaudited)
                                                ------------------------------  -------------------------------
Cash flows from operating activities
 Net Income (loss)                                           (5,534)                          (5,724)
 Change in assets and Liabilities:
  Increase (decrease) in accounts
  payable                                                     5,405                            4,500
                                                ------------------------------  -------------------------------
  Net cash used by operating
  activities                                                   (130)                          (1,224)
                                                ------------------------------  -------------------------------
Cash flows from financing activities:
 Proceeds received from issuance of
  stock                                                           0                                0
 Payments on cancellation on stock
  redemption                                                      0                                0
 Net cash provided by financing
  activities                                                      0                                0
                                                ------------------------------  -------------------------------
Net increase in cash                                           (130)                          (1,224)
Cash, beginning of period                                     3,246                            2,138
                                                ------------------------------  -------------------------------
Cash, end of period                                          $3,116                             $914
                                                ==============================  ===============================


                                                JNS Marketing, Inc.
                                           Notes to Financial Statements
                                                  March 31, 1999
                                                    (unaudited)


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

     Estimates:

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

Stock-based Compensation
------------------------

The Company  adopted  Statement  of Financial  Accounting  Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. No stock based compensation was paid by the Company during the years ended September 30, 1998 and 1997, respectively, or through March 31, 1999.

New Accounting Pronouncements
-----------------------------

SFAS No. 130, "Reporting Comprehensive Income," establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

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

Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position.

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

During the year ended September 30, 1998, four of the Company's principal shareholders made working capital advances to the Company in the amount of $9,250. The advances are non interest bearing and are due on demand, however, they were repaid after quarter ended March 31, 1999.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Results of Operations for the Quarter Ended March 31, 1999
----------------------------------------------------------

         The Company had no revenue or operations for the period. The Company incurred a total of $5,403 in general and administrative expenses in the period in 1999 as compared to $2,409 in general and administration expenses in the same period in 1998. The Company had a net loss for the period in 1999 of ($5,403) as compared to a loss of ($2,409) in the period in 1998.

Results of Operations for the Six Month Period Ended March 31, 1999
-------------------------------------------------------------------

         The Company had no revenue or operations for the six month period ended March 31, 1999. The Company incurred $5,534 in general and administrative expenses for the six month period ended March 31, 1999 compared to 45,724 in general and administrative expenses in the same period ended March 31, 1998. The Company incurred a net loss of ($5,534) for the six month period ended March 31, 1999 as compared to a net loss of ($5,724) for the six month period ended March 31, 1998.

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

         (b) Liquidity and Capital Resources. At March 31,1999, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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

                                                     JNS MARKETING, INC.


Date:  July 1, 1999
                                                  ------------------------------
                                                    Walter Galdenzi, President