Form 10KSB
period 1999-09-30
JNS MARKETING INC
filed 2000-04-27
CIK 743758

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: September 30, 1999

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF   1934

    For  the   transition   period   from _________________ to

                         Commission file number 0-13215

                               JNS MARKETING, INC.
                               -------------------
                 (Name of small business issuer in its charter)
        Colorado                                    84-0940146
        --------                                    ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

10200 W. 44th Avenue, Suite 400, Wheat Ridge, CO  80033
-------------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number:             (303) 422-8127
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

        Yes X     No
           ----       ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:   $0
                                                           ---
As of September 30, 1999, 22,822 shares of the Company's Common Stock, no par value per share, were held by non-affiliates. There is no trading market for the Company's Common Stock.

The number of shares of Common Stock of the registrant outstanding as of September 30, 1999, were 251,822. Documents incorporated by reference. None

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

     The Company's mailing address is 10200 W. 44th Avenue, Suite 400, Wheat Ridge, Colorado 80033, which is the office of M.A. Littman, the Company's attorney. This address is provided to the Company on a rent free basis and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this address arrangement will meet the Company's needs for the foreseeable future. No office space is needed.

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

Holders

        There are approximately 134 record holders of the Company's Common Stock. An aggregate of 225,000 shares of the issued and outstanding shares of the Company's Common Stock are "restricted" securities.

        As of the date of filing this report, 26,822 of the issued and outstanding shares of the Company's Common Stock were eligible for sale under Rule 144 promulgated under the Securities Act of 1933 (the "Securities Act"), subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three month period a number of shares which does not exceed the greater of one percent of the then outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

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

Results of Operations for the Year Ended September 1999 Compared to Year Ended September 30, 1998.

     The Company had no revenues or operations in years ended September 30, 1999 or 1998. The Company incurred expenses in the year ended September 30, 1999 of $9,265 compared to $12,357 in the same period in 1998. The company had a net loss of ($9,265) in the year ended September 30, 1999, compared to a net loss of ($12,357) in the same period in 1998. The loss per share was ($.04) in 1999 and (.05) in 1998.

     The losses should be expected to continue until a profitable business can be achieved through merger acquisition, or development, of which there can be no assurance.

     At year end, the Company had nominal operating capital and is reliant upon advances from shareholders or loans to pay any expenses incurred.

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

PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
--------------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

        Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

            Name                         Age                      Position
            ----                         ---                      --------

        Walter Galdenzi                  49               President and Director
        Susan Galdenzi                   47               Treasurer and Director
        Wesley F. Whiting                64               Secretary and Director

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


RESUMES

     Walter Galdenzi, age 49, received a B.A. in Business from Mohawk College in 1974. He has been President and Director and a principal shareholder of Galwan Texas, Inc. since. 1989.

     Susan Galdenzi, age 47, received her B.A. from Mohawk College in 1975. She has been Vice President and Secretary and a Director and a principal shreholder of Galwan Texas, Inc. since 1989.

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

Item 11 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

        The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 30, 1999 (adjusted to reflect the 1:100 reverse stock split) by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

           Name and Address                          Shares Beneficially Owned
           of Beneficial Owner                     Number                Percent
           -------------------                     ------                -------

           Galwan Texas, Inc.
           Walter Galdenzi                         225,000(1)             89.3%
           President & Director

           Galwan Texas, Inc.
           Susan Galdenzi                          225,000(1)             89.3%
           Secretary/Treasurer & Director

           Wesley F. Whiting                       0                      0%
           Director

           Officers and Directors                  225,000                89.3%
           as a Group (3 persons)

---------------------------------
(1) Walter Galdenzi and Susan Galdenzi are married to each other and are beneficial owners of Galwan Texas, Inc.

Change of Control

     Messrs. Jerrold Burden, David Gregarek, Frederick Huttner (including Mr. Huttner's SEP), and Henry F. Schlueter (collectively the "Sellers") each sold 56,250 shares of the Common Stock to Mr. Walter Galdenzi. The 225,000 (post reverse stock split) shares of stock were sold to Mr. Galdenzi for $125,000, in June 1999. Sellers paid the Company's outstanding liabilities and brought all reports required to be filed with the Securities and Exchange Commission current. Mr. Galdenzi acquired 89.34% of the Company's issued and outstanding shares of common stock.

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

     During June 1999, the Company's major shareholders sold the Company's common stock held by them to an unrelated group of investors for cash. In connection therewith, the shareholders forgave an aggregate of $9,250 of advanced made by them during the year ended September 30, 1998. The forgiveness of indebtedness by the shareholders was accounted for as a contribution of capital to the Company. Additionally, an aggregate of $11,105 of costs and legal fees incurred by the Company's attorney, Henry F. Schleuter, (who was also a significant shareholder) and included in accounts payable was converted to a common stock subscription for 20,000 shares of the Company's common stock.

     Schlueter & Associates, P.C., the law firm of which Henry F. Schlueter, the Company's former Secretary and former director, is managing director, is currently providing legal services to the Company. That firm provided services in 1999 and received compensation from the Company in the form of an agreement for 20,000 shares in lieu of cash.

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


                                                    JNS MARKETING, INC.



Date:                                               By:
       ------------------                              -------------------------
                                                    Walter Galdenzi, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:                               By:
       --------                        ----------------------------------------
                                       Walter Galdenzi, President and Director


Date:
       --------                       -----------------------------------------
                                      Susan Galdenzi, Treasurer and Director


Date:
       --------                       -----------------------------------------
                                      Wesley F. Whiting, Secretary and Director

INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
JNS Marketing, Inc.


We have audited the balance sheet of JNS Marketing, Inc. (a development stage company) as of September 30, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of JNS Marketing, Inc. as of September 30, 1999, and the results of its operations and cash flows for each of the years in the two year period then ended, in conformity with generally accepted accounting principles.



                               /s/ James E. Scheifley & Associates, P.C.
                               James E. Scheifley & Associates, P.C.
                               Certified Public Accountants

Denver, Colorado
March 29, 2000

                               JNS Marketing, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 1999

                           ASSETS
Current assets:                                                   1999
                                                                  ----
  Cash                                                            $ 871
                                                                  -----
      Total current assets                                          871

                                                                  $ 871
                                                                 ======
                    STOCKHOLDERS' EQUITY
Current liabilities:
      Total current liabilities                                     $ -


Commitments and contingencies

Stockholders' equity:
 Common stock, no par value,
  50,000,000 shares authorized, 251,822 shares
  issued and outstanding                                        952,727
 (Deficit) accumulated during
  development stage                                            (951,856)
                                                               ---------
                                                                    871
                                                               ---------
                                                                  $ 871
                                                               =========



                 See accompanying notes to financial statements.



                               JNS Marketing, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                 For The Years Ended September 30, 1999 and 1998
     And For the Period From Inception (July 15, 1983) to September 30, 1999

                                                                                          Period From
                                                  Year Ended          Year Ended         Inception To
                                                  September 30,       September 30,       September 30,
                                                     1999                1998                1999
                                                     -----               -----               ----
Operating revenue                                      $ -                 $ -            $ 24,175

Operating expenses                                   9,265              12,357             675,338
                                                    ------             -------            -------
(Loss) from operations                              (9,265)            (12,357)           (651,163)

Other income and expense:
 Interest income                                         -                   -             166,403
 Interest expense                                        -                   -             (68,108)
 Other                                                   -                   -             (398,988)
                                                    ------             -------             ---------
                                                         -                   -             (300,693)
                                                    ------             -------             ---------

(Loss) before income taxes                          (9,265)            (12,357)            (951,856)

Provision fro income taxes                               -                   -                    -
                                                    ------             -------             ---------
Net (loss)                                        $ (9,265)           $(12,357)          $ (951,856)
                                                  =========           =========          ===========

Per share information:
 Basic and diluted (loss) per common share         $ (0.04)            $ (0.05)            $ (12.30)
                                                   ========            ========            =========

 Weighted average shares outstanding               251,822             251,822               77,407
                                                   ========            ========            =========



                 See accompanying notes to financial statements.



                                        JNS Marketing, Inc.
                                   (A Development Stage Company)
                           Statement of Changes in Stockholders' Equity
              And For the Period From Inception (July 15, 1983) to September 30, 1999

                                                                                        Deficit
                                                                           Common      Accumulated
                                                 Common      Stock         Stock       During Develop-
                  ACTIVITY                      Shares       Amount      Subscription  ment Stage       Total
                                                -------      -------    -------------- -----------      -----
Issuance of stock for cash
 at $6.67 per share in 1984                       210,000      $ 10,000          $ -            $ -       $ 10,000
Net (loss) for 1984                                                                         (96,110)       (96,110)

Issuance of stock for cash
 at $100.00 per share in 1985                      39,665       283,320                           -        283,320
Expenses of offering                                            (72,133)                                   (72,133)
Issuance of stock for partnership share
 at $291.60 per share in 1985                         840        17,500                           -         17,500
Issuance of stock for Tri-Party agreement
 at $300.00 per share in 1985                      28,000       600,000                           -        600,000
Issuance of stock for principal reduction of
 note payable at $120.00 per share in 1985          2,333        20,000                           -         20,000
Net (loss) for 1985                                                                        (238,550)      (238,550)

Issuance of stock for services
 at $36.00 per share in 1986                        3,500         9,000                           -          9,000
Issuance of stock for purchase of
 inventory at $300.00 per share in 1986             3,500        75,000                           -         75,000
Net (loss) for 1986                                                                         (71,792)       (71,792)

Cancellation of common stock
 issuance at $300.00 per share in 1987             (3,500)      (75,000)                          -        (75,000)
Net (loss) for 1987                                                                         (90,820)       (90,820)

Issuance of stock for services
 at $25.00 per share in 1988                        5,600        10,000                           -         10,000
Issuance of additional common stock
 pursuant to prior agreements in 1998              24,173             -                           -              -
Net (loss) for 1988                                                                        (391,533)      (391,533)
Net (loss) for 1989                                                                         (28,287)       (28,287)
Net (loss) for 1990                                                                            (865)          (865)
Net (loss) for 1991                                                                            (779)          (779)
Net (loss) for 1992                                                                            (675)          (675)
Net income for 1993                                                                          15,551         15,551

Sale of common stock at $.15 in 1994            3,211,397        34,550                                     34,550
Net (loss) for 1994                                                                         (15,734)       (15,734)
Net (loss) for 1995                                                                          (6,774)        (6,774)
Net (loss) for 1996                                    -             -            -          (1,774)        (1,774)

                                                ---------      --------      -------         -------        -------


Balance September 30, 1996                      3,525,508       912,237            -       (928,142)       (15,905)

Issuance of common stock at $.30 in 1997        3,211,403        70,000                                     70,000
Redemption and cancellation of common
 stock pursuant to recission agreement         (3,211,403)      (49,865)                                   (49,865)

Net (loss) for 1997                                    -             -            -          (2,092)        (2,092)
                                               ----------       -------      -------         -------        -------

Balance, September 30, 1997                     3,525,508       932,372           -        (930,234)         2,138

Net (loss) for 1998                                    -             -            -         (12,357)       (12,357)
                                                ---------       -------      -------        --------       --------

Balance, September 30, 1998                     3,525,508       932,372           -        (942,591)       (10,219)

Rounding adjustment due to stock split
 and stock dividend                                   350

Forgiveness of indebtedness by shareholders                       9,250      11,105              -         20,355

Net (loss) for 1999                                    -             -            -          (9,265)        (9,265)
                                                ---------     ---------    ---------         -------        -------

Balance, September 30, 1999                    3,525,858     $ 941,622     $ 11,105      $ (951,856)        $ 871
                                               ==========    ==========    =========     ===========        =====




                 See accompanying notes to financial statements.



                                                   JNS Marketing, Inc.
                                              (A Development Stage Company)
                                                 Statement of Cash Flows
                         And For the Period From Inception (July 15, 1983) to September 30, 1999

                                                                                                      Period From
                                                                 Year Ended         Year Ended        Inception To
                                                                September 30,     September 30,      September 30,
                                                                    1999               1998               1999
                                                                    -----              -----              ----
Net income (loss)                                                      $ (9,265)         $ (12,357)         $(951,856)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                             -                  -             98,818
    Stock issued for services and inventory                                   -                  -             19,000
    Forgiveness of indebtedness                                          11,105                  -            (99,686)
    Loss on investments                                                       -                  -            476,583
    Bad debts                                                                 -                  -             20,000
    Abandonment of partnership interest                                       -                  -             18,600
  Change in assets and liabilities:
   Increase (decrease) in accounts payable                               (4,215)             4,215                  -
                                                                         -------            ------                  -

  Total adjustments                                                       6,890              4,215            533,315
  Net cash provided by (used in)
   operating activities                                                  (2,375)            (8,142)          (418,541)


Cash flows from financing activities:
   Proceeds from notes payable                                                -                 -            146,290
   Advances from shareholders                                                 -             9,250              9,250
   Repayment of notes payable                                                 -                 -            (12,000)
   Common stock sold for cash                                                                                325,737
   Payment for cancellation of stock                                          -                 -            (49,865)
                                                                        -------             ------           --------
  Net cash provided by (used in)
   financing activities                                                      -              9,250            419,412
                                                                         ------             ------           -------

Increase (decrease) in cash                                              (2,375)            1,108                871
Cash and cash equivalents,
 beginning of period                                                      3,246             2,138                  -
                                                                         ------             ------                 -
Cash and cash equivalents,
 end of period                                                           $  871           $ 3,246              $ 871
                                                                         ======           ========             =====




                 See accompanying notes to financial statements.



                               JNS Marketing, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                       And For the Period From Inception (July 15, 1983) to September 30, 1999

                                                                                  Period From
                                              Year Ended        Year Ended        Inception To
                                             September 30,     September 30,     September 30,
                                                 1999              1998               1999
                                                 -----             -----              ----
Supplemental cash flow information:
   Cash paid for interest                          $ -               $ -           $ 68,108
   Cash paid for income taxes                      $ -               $ -                $ -





                 See accompanying notes to financial statements.

JNS Marketing, Inc.
Notes to Financial Statements
September 30, 1999


Note 1. Organization and Summary of Significant Accounting Policies.

The Company was incorporated in Colorado on July 15, 1983. The Company is in its development stage and to date its activities have been limited to organization and capital formation. The Company was organized to search for and obtain, on a buyout basis or a right-to-market basis, products that will be sold to the general public primarily through the television media; and to engage in any activity or business not in conflict with the laws of the State of Colorado or of the United States of America.

During March 1999, the Company affected a 1 share for 100 shares reverse stock split which had been approved by the shareholders in 1998. During December 1999, the Company effected a 14 share for 1 share stock dividend. All share and per share amounts in the foregoing financial statements and the accompanying notes have been restated to give effect to the reverse stock split but not the dividend subsequent to September 30, 1999.

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

     Estimates:
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates

     Fair value of financial instruments
The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.

During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

      Stock-based Compensation
The Company  adopted  Statement  of Financial  Accounting  Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. No stock based compensation was paid by the Company during the years ended September 30, 1999 and 1998, respectively.

      New Accounting Pronouncements
SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

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

During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 - Reporting on the Costs of Start-Up Activities. The statement is effective for fiscal years beginning after December 15, 1998 and requires that the cost of start-up activities, including organization costs be expensed as incurred. The Company adopted the statement upon its inception however, the statement has had no effect on the financial statements of the Company as its organization costs has been fully amortized prior to the effective date of the statement.



Note 2. Income taxes

The Company has adopted the flow-through method of accounting for tax credits. Under this method, the current provision for income taxes is reduced by the amount of the credits applied against tax otherwise payable. No provision for income taxes was required at September 30, 1999 and 1998 due to losses from operations. The Company has recognized net losses of $12,357 and $9,265 for fiscal years 1999 and 1998 respectively, and accumulated net losses from inception (July 15, 1983) to date of $951,856, which expire at varying dates between the years 2001 and 2013.

There were no previous earnings to which losses may be carried back and there are no recorded income tax deferrals to be eliminated. The Company had taxable income of $15,551 at September 30, 1993, which resulted in income tax recognition of $2,333. The income tax was eliminated in full by recognition of the tax benefit of the Company's prior years accumulated net operating loss. The deferred tax asset resulting from the operating loss carry forward described above is estimated to be approximately $323,500 has been fully reserved. The reserve increased by approximately $3,000 and $4,200 during the years ended September 30, 1999 and 1998 respectively.


Note 3. Agreement and plan of reorganization

On or about May 22, 1994 the Company entered into a plan of reorganization (the "Agreement") with Cedar Pacific Golf Properties ("CPGP"), a Nevada corporation whereby the Company acquired 100% of the issued and outstanding stock of CPGP and $34,550 in exchange for 3,211,403 shares of the Company's no par value common stock. This Agreement was subsequently rescinded July 2, 1997 (See Note
4).


Note 4.  Stockholders' Equity.

Rescission agreement

On July 2, 1997, the Company entered into a rescission agreement with CPGP Group in which CPGP relinquished control of the Company by returning 3,211,403 shares of the Company stock acquired pursuant to the Plan of reorganization discussed in Note 3. CPGP received $49,865 for the redemption and cancellation of the shares.

Stock purchase agreement

On July 2, 1997, the Company entered into stock purchase agreement in which several individuals purchased 3,211,403 newly issued shares of the Company's no par common stock for $70,000. Control of the Company changed as a result of this transaction.

Change in control

During June 1999 the Company's major shareholders sold the Company's common stock held by them to an unrelated group of investors for cash. In connection therewith, the shareholders forgave an aggregate of $9,250 of advances made by them during the year ended September 30, 1998. The forgiveness of indebtedness by the shareholders was accounted for as a contribution of capital to the Company. Additionally, an aggregate of $11,105 of costs and legal fees incurred by the Company's attorney who was also a significant shareholder and included in accounts payable was converted to a common stock subscription for 20,000 shares of the Company's common stock.

Note 5. Related party transactions

During the year ended September 30, 1998, an individual who is an officer and significant shareholder of the Company paid an aggregate of $11,238 in general and administrative expenses in behalf of the Company of which $3,915 remained unpaid at that date. The individual also provides office services for the Company without charge. The accumulated costs were converted to a common stock subscription as described above.

During the year ended September 30, 1998, four of the Company's principal shareholders made working capital advances to the Company in the amount of $9,250. The advances are non-interest bearing and were due on demand and were forgiven by the shareholders as described in Note 4.