Form 10QSB
period 1999-12-31
JNS MARKETING INC
filed 2000-04-28
CIK 743758

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: December 31, 1999

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

              10200 W. 44th Ave., Suite 400, Wheat Ridge, CO 80033
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 422-8127
                                 --------------
                           (Issuer's telephone number)


- -----------------------------------------------------------------------------

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes___X___   No ____

As of December 31, 1999, 3,724,783 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes _____    No __X__

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.
- -----------------------------

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

Item 2. Management's Discussion and Analysis or Plan of Operation.
- ------------------------------------------------------------------

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

     (b) Liquidity and Capital Resources. At December 31, 1999 the Company had no minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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

          The foregoing is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

                              Financial Statements
                              --------------------

                               JNS MARKETING. INC.
                               -------------------
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                   (Unaudited)
                                     ASSETS

                                                                    December 31,
                                                                            1999
                                                                        ----
CURRENT ASSETS:
  Cash                                                                $     871
                                                                      ---------
    Total current assets                                                    871
                                                                      ---------
    Total assets                                                       $    871
                                                                      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade                                             $   0
  Payable to shareholders                                                 0
                                                                      ---------
    Total current liabilities                                             0
                                                                      ---------

SHAREHOLDERS' DEFICIT:

  Common stock, 50,000,000 shares authorized,
  No par value; 3,724,783 shares issued and
  outstanding                                                           952,727
  Deficit accumulated during development stage                         (951,856)
                                                                      ---------
    Total shareholders' equity                                              871
                                                                      ---------


                                                                       $    871
                                                                      =========



               See accompanying notes to these fnancial statements

                               JNS MARKETING, INC.
                               -------------------
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                December 31
                                        1999                  1998
                                        ----                  ----

Operating revenue                        $0                  $    --

Operating expenses                        0                      131
                                       --------               ---------
                                          0                      131

Other income and expense:
  Interest income                         0                       --
  Interest expense                        0                       --
  Other                                   0                       --
                                       --------               ---------

                                          0                       --
                                       --------               ---------

(Loss) before income taxes                0                      (130)
Provision for income taxes                0                        --
                                       --------               ---------

Net (loss)                                0                  $    (130)
                                       ========               =========

Per share information:
  Basic and diluted (loss) per common
   Share                                  0                  $     (.0)
                                       ========               =========
Weighted average shares outstanding  3,724,783               3,724,783*
                                       ========               =========

* Adjusted for dividend



              See accompanying notes to these financial statements

                               JNS MARKETING INC.
                               ------------------
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                              Three Months Ended
                                                 September 30,
                                               1999        1998
                                               ----        ----

Net income (loss)                               $0            $    (130)

Transactions not requiring cash:
  Depreciation and amortization
  Stock issued for services inventory
  Forgiveness of indebtedness
  Loss on investments
  Bad debts
  Abandonment of partnership interest
Change in assets and liabilities:
  Increase (decrease) in accounts
    Payable                                     $0                  130
                                               --------          ---------

Total adjustments                                0                 130

Net cash provided by (used in)
  operating activities                           0                  --
                                               --------          ---------
Cash flows from financing activities:
  Proceeds from notes payable
  Advances from shareholders
  Accounts payable
  Repayment of notes payable
  Common stock sold for cash
  Payment for cancellation of stock              0                   --
                                               --------          ---------
Net cash provided by (used in)
  financing activities                           0                   --
                                               --------          ---------

Increase (decrease) in cash                      0                   --
                                               --------          ---------

Cash and cash equivalents at
  beginning of period                            871               3,245
                                               --------          ---------

Cash and cash equivalents at
  end of period                                 $871           $   3,245
                                               ========          =========




              See accompanying notes to these financial statements

                               JNS MARKETING INC.
                               ------------------

                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary for a fair presentation of the financial position of the Company at December 31, 1999 and the results of operations and cash flows for the three month periods ended December 31, 1999 and 1998 . Quarterly results are not necessarily indicative of the expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended September 30, 1999, previously filed with the U.S. Securities and Exchange Commission. Common Stock. On March 3, 1999 the Company effected a reverse split of 100 to one and the financial statements are adjusted to reflect the change retroactively. On November 15, 1999 the Board of Directors approved and effected a dividend of fourteen shares for each share issued and outstanding.

2.   Common Stock

On March 3, 1999, the Company effected a reverse split of 100 to one and the financial statements are adjusted to reflect the change retroactively. On November 15, 1999, the company effected a dividend of fourteen shares for each share issued and outstanding

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
- --------------------------

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
- ------------------------------

     (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

     (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

     (c) On November 15, 1999, the company effected a dividend of fourteen shares for each share issued and outstanding.

Item 3. Defaults Upon Senior Securities.
- ----------------------------------------

     (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

     (Not applicable)

Item 5. Other Information.
- --------------------------

     (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- -----------------------------------------

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

                                         JNS MARKETING, INC.


                                         /s/ Walter Galdenzi
Date: March 22, 1999                     ---------------------------------------
                                         Walter Galdenzi, President