Form 10QSB
period 2000-03-31
JNS MARKETING INC
filed 2000-04-28
CIK 743758

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: March 31, 2000

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

                                 (303) 422-8127
                                 ---------------
                           (Issuer's telephone number)


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No

As of March 31, 2000, 3,724,783 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

         The financial statements have been prepared by JNS Marketing, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at September 30, 1999, included in the Company's Form 10-KSB.

Financial Statements


                                                JNS Marketing, Inc.
                                                   BALANCE SHEET
                                                  MARCH 31, 2000
                                                    (Unaudited)


                                                     ASSETS                                                   Year
                                                                                                              Ended
                                                                                   March 31,                  Sept 30,
                                                                                   2000                       1999
CURRENT ASSETS
 CASH                                                                                            $871                     871
                                                                                 -------------------------  ----------------------
 TOTAL CURRENT ASSETS                                                                             871                     871
                                                                                 -------------------------  ----------------------
 TOTAL ASSETS                                                                                    $871                    $871
                                                                                 =========================  ======================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 =========================  ======================
CURRENT LIABILITIES
ACCOUNTS PAYABLE                                                                                         0                       0
Due Shareholders                                                                                         0                       0
                                                                                 -------------------------  ----------------------
TOTAL CURRENT LIABILITIES                                                                                0                       0
                                                                                 -------------------------  ----------------------
 SHAREHOLDER ADVANCES                                                                                    0                       0
                                                                                 =========================  ======================
STOCKHOLDERS' EQUITY
 COMMON STOCK                                                                                      952,727                952,727
Deficit Accumulated during Development Stage                                                      (951,856)              (951,856)
 RETAINED EARNINGS - CURRENT YEAR                                                                        0
                                                                                 -------------------------  ----------------------
TOTAL STOCKHOLDERS' EQUITY                                                                             871                    871
                                                                                  -------------------------  ----------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $     871               $    871
                                                                                 =========================  ======================




                               JNS Marketing, Inc.
                             STATEMENT OF OPERATIONS
                           FOR QUARTER ENDED MARCH 31
                                   (Unaudited)


                                                  2000                          1999
                                        ----------------------------- ----------------------------
REVENUES                                                     $0                           $0
EXPENSES:
 General & Administrative                                     0                     5,403.15
                                        ----------------------------- ----------------------------
 Total Expenses                                               0                     5,403.15
                                        ----------------------------- ----------------------------
Loss from Operations                                          0                    (5,403.15)
                                        ----------------------------- ----------------------------
Earnings Before Income Tax                                    0                    (5,403.15)
                                        ----------------------------- ----------------------------
Net Income (Loss)                                             0                    (5,403.15)
                                        ============================= ============================
Loss per share                                                0                         (.00)
Weighted Average Number of Shares                     3,724,783                    3,724,783*
                                        ============================= ============================

* Adjusted for dividend




                               JNS Marketing, Inc.
                             STATEMENT OF OPERATIONS
                       FOR SIX MONTH PERIOD ENDED MARCH 31
                                   (Unaudited)



                                                 2000                          1999
                                       ----------------------------- ----------------------------
REVENUES                                                   $0                           $0
EXPENSES:
 General & Administrative                                   0                     5,534.55
                                       ----------------------------- ----------------------------
 Total Expenses                                             0                     5,534.55
                                       ----------------------------- ----------------------------
Loss from Operations                                        0                    (5,534.55)
                                       ----------------------------- ----------------------------
Earnings Before Income Tax                                  0                    (5,534.55)
                                       ----------------------------- ----------------------------
Net Income (Loss)                                           0                    (5,534.55)
                                       ============================= ============================
Net Loss Per Common Share                                   0                         (.00)
Weighted Average Number of Shares                   3,724,783                    3,724,783*
                                       ============================= ============================


* Adjusted for dividend




                               JNS Marketing, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS



                                                        Six months                      Six months
                                                        ended March                     Ended March
                                                        31, 2000                        31, 1999
                                                        (unaudited)                     (unaudited)
                                                ------------------------------  -------------------------------
Cash flows from operating activities
 Net Income (loss)                                                0                           (5,534)
 Change in assets and Liabilities:
  Increase (decrease) in accounts
  payable                                                         0                            4,505
                                                ------------------------------  -------------------------------
  Net cash used by operating
  activities                                                      0                             (130)
                                                ------------------------------  -------------------------------
Cash flows from financing activities:
 Proceeds received from issuance of
  stock                                                           0                                0
 Payments on cancellation on stock
  redemption                                                      0                                0
 Net cash provided by financing
  activities                                                      0                                0
                                                ------------------------------  -------------------------------
Net increase in cash                                              0                             (130)
Cash, beginning of period                                       871                            3,246
                                                ------------------------------  -------------------------------
Cash, end of period                                          $  871                           $3,116
                                                ==============================  ===============================


                               JNS Marketing, Inc.
                          Notes to Financial Statements
                                 March 31, 2000
                                   (unaudited)


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

During March 1999, the Company effected a 1 share for 100 shares reverse stock split. All share and per share amounts in the foregoing financial statements and the accompanying notes have been restated to give effect to the reverse stock split. During November 1999, the Company effected a fourteen share dividend for each share of outstanding common stock.

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

Stock-based Compensation
------------------------

The Company  adopted  Statement  of Financial  Accounting  Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. No stock based compensation was paid by the Company during the years ended September 30, 1999 and 1998, respectively, or through March 31, 2000.

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

Note 2. Income taxes

The Company has adopted the flow-through method of accounting for tax credits. Under this method, the current provision for income taxes is reduced by the amount of the credits applied against tax otherwise payable. No provision for income taxes was required at September 30, 1999 and 1998 due to losses from operations. The Company hasrecognized net losses of ($9,265) and ($12,357) for fiscal years 1999 and 1998 respectively, and accumulated net losses from inception (July 15, 1983) to date of $942,591, which expire at varying dates between the years 2001 and 2011. There were no previous earnings to which losses may be carried back and there are no recorded income tax deferrals to be eliminated. The Company had taxable income of $15,551 at September 30, 1993 which resulted in income tax recognition of $2,333. The income tax was eliminated in full by recognition of the tax benefit of the Company's prior years accumulated net operating loss. The deferred tax asset resulting from the operating loss carry forward described above is estimated to be approximately $320,500 has been fully reserved. The reserve increased by approximately $4,200 and $700 during the years ended September 30, 1998 and 1997 respectively.

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

During the year ended September 30, 1998, four of the Company's principal shareholders made working capital advances to the Company in the amount of $9,250. The advances are non interest bearing and are due on demand, however, they were forgiven after quarter ended March 31, 1999.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Results of Operations for the Quarter Ended March 31, 2000
----------------------------------------------------------

     The Company had no revenue or operations for the period. The Company incurred no in general and administrative expenses in the period in 2000 as compared to $5,403 in general and administration expenses in the same period in 1999. The Company had no profit or loss for the period in 2000 as compared to a loss of ($5,403) in the period in 1999.

Results of Operations for the Six Month Period Ended March 31, 2000
-------------------------------------------------------------------

     The Company had no revenue or operations for the six month period ended March 31, 2000. The Company incurred no general and administrative expenses for the six month period ended March 31, 2000 compared to $5,534 in general and administrative expenses in the same period ended March 31, 1999. The Company incurred no profit or loss for the six month period ended March 31, 2000 as compared to a net loss of ($5,534) for the six month period ended March 31, 1999.

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

         (b) Liquidity and Capital Resources. At March 31, 2000, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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

                                                     JNS MARKETING, INC.


Date:  ________________
                                                  ------------------------------
                                                    Walter Galdenzi, President