Form 10QSB
period 2000-06-30
JNS MARKETING INC
filed 2000-08-15
CIK 743758

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: June 30, 2000


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

Yes  X  No

As of June 30, 2000, 3,724,783 shares of common stock were outstanding.

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

Financial Statements


                                                JNS Marketing, Inc.
                                                   BALANCE SHEET
                                                  June 30, 2000
                                                    (Unaudited)


                                                     ASSETS                                                   Year
                                                                                                              Ended
                                                                                   June 30,                  Sept 30,
                                                                                   2000                       1999
CURRENT ASSETS
 CASH                                                                                            $871                     871
                                                                                 -------------------------  ----------------------
 TOTAL CURRENT ASSETS                                                                             871                     871
                                                                                 -------------------------  ----------------------
 TOTAL ASSETS                                                                                    $871                    $871
                                                                                 =========================  ======================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 =========================  ======================
CURRENT LIABILITIES
ACCOUNTS PAYABLE                                                                                         0                       0
Due Shareholders                                                                                     3,050                       0
                                                                                 -------------------------  ----------------------
TOTAL CURRENT LIABILITIES                                                                            3,050                       0
                                                                                 -------------------------  ----------------------
STOCKHOLDERS' EQUITY
 COMMON STOCK                                                                                      952,727                952,727
Deficit Accumulated during Development Stage                                                      (954,906)              (951,856)
 RETAINED EARNINGS - CURRENT YEAR                                                                        0
                                                                                 -------------------------  ----------------------
TOTAL STOCKHOLDERS' EQUITY                                                                             871                    871
                                                                                  -------------------------  ----------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $     871               $    871
                                                                                 =========================  ======================




                               JNS Marketing, Inc.
                             STATEMENT OF OPERATIONS
                           FOR QUARTER ENDED JUNE 30
                                   (Unaudited)


                                                  2000                          1999
                                        ----------------------------- ----------------------------
REVENUES                                                     $0                           $0
EXPENSES:
 General & Administrative                                 3,050                        3,247
                                        ----------------------------- ----------------------------
 Total Expenses                                           3,050                        3,247
                                        ----------------------------- ----------------------------
Loss from Operations                                     (3,050)                      (3,247)
                                        ----------------------------- ----------------------------
Earnings Before Income Tax                               (3,050)                      (3,247)

Gain on settlement of
Shareholder debt                                              0                       18,870
                                        ----------------------------- ----------------------------
Net Income (Loss)                                        (3,050)                      15,623
                                        ============================= ============================
Loss per share                                             (.00)                         .06
Weighted Average Number of Shares                     3,724,783                    3,724,783*
                                        ============================= ============================

* Adjusted for dividend




                               JNS Marketing, Inc.
                             STATEMENT OF OPERATIONS
                       FOR NINE MONTH PERIOD ENDED JUNE 30
                                   (Unaudited)



                                                 2000                          1999
                                       ----------------------------- ----------------------------
REVENUES                                                   $0                           $0
EXPENSES:
 General & Administrative                               3,050                        8,781
                                       ----------------------------- ----------------------------
 Total Expenses                                         3,050                        8,871
                                       ----------------------------- ----------------------------
Loss from Operations                                   (3,050)                      (8,781)
                                       ----------------------------- ----------------------------
Earnings Before Income Tax                             (3,050)                      (8,871)
                                       ----------------------------- ----------------------------
Gain on settlement of debt
to Shareholders and account
payable                                                     0                       18,870
                                       ----------------------------- ----------------------------
Net Income (Loss)                                      (3,050)                      10,089
                                       ============================= ============================
Net Loss Per Common Share                                (.00)                         .04
Weighted Average Number of Shares                   3,724,783                    3,724,783*
                                       ============================= ============================


* Adjusted for dividend




                               JNS Marketing, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS



                                                        Nine months                     Nine months
                                                        ended June                      Ended June
                                                        30, 2000                        30, 1999
                                                        (unaudited)                     (unaudited)
                                                ------------------------------  -------------------------------
Cash flows from operating activities
 Net Income (loss)                                           (3,050)                           8,871
 Change in assets and Liabilities:
  Increase (decrease) in accounts
  payable                                                     3,050                                0
                                                ------------------------------  -------------------------------
  Net cash used by operating
  activities                                                 (3,050)                          (8,871)
                                                ------------------------------  -------------------------------
Cash flows from financing activities:
 Proceeds received from issuance of
  stock                                                           0                                0
 Contributed Capital                                              0                           18,870
                                                ------------------------------  -------------------------------
 Net cash provided by financing
  activities                                                      0                           18,870
                                                ------------------------------  -------------------------------
Net increase in cash                                              0                                0
Cash, beginning of period                                       871                            3,116
                                                ------------------------------  -------------------------------
Cash, end of period                                          $  871                           $    0
                                                ==============================  ===============================


                               JNS Marketing, Inc.
                          Notes to Financial Statements
                                 June 30, 2000
                                   (unaudited)


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

Fair value of financial instruments
- -----------------------------------

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

Stock-based Compensation
- ------------------------

The Company  adopted  Statement  of Financial  Accounting  Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. No stock based compensation was paid by the Company during the years ended September 30, 1999 and 1998, respectively, or through June 30, 2000.

New Accounting Pronouncements
- -----------------------------

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


Note 4.  Stockholders' Equity.

During the periods covered by these financial statements the Company issued certain of its securities in reliance upon an exemption from registration with the Securities and Exchange Commission. Although the Company believes that the sales did not involve a public offering and that it did comply with the exemptions from registration, it could be liable for rescission of said sales if such exemption was found not to apply. The Company has not received a request for rescission of shares nor does it believe that it is probable that its shareholders would pursue rescission nor prevail if such action were undertaken

Recission agreement
- -------------------

On July 2, 1997, the Company entered into a recission agreement with CPGP Group in which CPGP relinquished control of the Company by returning 229,386 shares of the Company stock acquired pursuant to the Plan of reorganization discussed in
Note 4. CPGP received $49,865 for the redemption and cancellation of the shares.

Stock purchase agreement
- ------------------------

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

During the year ended September 30, 1998, four of the Company's principal shareholders made working capital advances to the Company in the amount of $9,250. The advances are non interest bearing and are due on demand, however, they were forgiven after quarter ended June 30, 1999.

Item 2. Management's Discussion and Analysis or Plan of Operation.
- ------------------------------------------------------------------

Results of Operations for the Quarter Ended June 30, 2000
- ----------------------------------------------------------

     The Company had no revenue or operations for the period. The Company incurred $3,050 in general and administrative expenses in the period in 2000 as compared to $3,247 in general and administration expenses in the same period in 1999. The Company had a loss on operations for the period in 2000 of ($3,050) as compared to a loss of ($3,247) in the period in 1999. The net loss was ($3,050) in the period in 2000 compared to net income of $5,623 in the period in 1999 due to an extraordinary gain on settlement of shareholder debt.

Results of Operations for the Nine Month Period Ended June 30, 2000
- -------------------------------------------------------------------
     The Company had no revenue or operations for the nine month period ended June 30, 2000. The Company incurred general and administrative expenses for the nine month period ended June 30, 2000 of $3,050 compared to $8,781 in general and administrative expenses in the same period ended June 30, 1999. The Company incurred an operating loss for the nine month period ended June 30, 2000 of ($3,050) as compared to a net loss of ($8,781) for the nine month period ended June 30, 1999.

     The net loss was ($3,050) in the nine month period in 2000 compared to net income of $10,089 in the period in 1999 due to an extraordinary gain on settlement of shareholder debt.

     The trend of operating losses can be expected to continue until and unless the company acquires or merges with a profitable business.

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

         (b) Liquidity and Capital Resources. At June 30, 2000, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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

                                                     JNS MARKETING, INC.


Date:  August 15,2000
                                                 /s/Walter Galdenzi
                                                 ------------------
                                                    Walter Galdenzi, President