Form 10KSB/A
period 1999-09-30
JNS MARKETING INC
filed 2001-01-19
CIK 743758

FORM 10-KSB/A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: September 30, 1999

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF   1934

    For  the   transition   period   from _________________ to

                         Commission file number 0-13215

                               JNS MARKETING, INC.
                               -------------------
                 (Name of small business issuer in its charter)
        Colorado                                    84-0940146
        --------                                    ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

10200 W. 44th Avenue, Suite 400, Wheat Ridge, CO  80033
- -------------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number:             (303) 422-8127
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

The number of shares of Common Stock of the registrant outstanding as of September 30, 1999, were 251,822. Documents incorporated by reference. None

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         9
     Item 3.   Legal Proceedings                                               9
     Item 4.   Submission of Matters to a Vote of Security Holders             9


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        9
     Item 6.   Management's Discussion and Analysis or Plan of Operation      11
     Item 7.   Financial Statements                                           13
     Item 8. Changes in and Disagreements With Accountants on Accounting 13 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              13
     Item 10.  Executive Compensation                                         15
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 15
     Item 12.  Certain Relationships and Related Transactions                 16
     Item 13.  Exhibits and Reports on Form 8-K                               17


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

Item 2 - Description of Property
- --------------------------------

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

Item 3 - Legal Proceedings
- --------------------------

        The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

        No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters
- -----------------------------------------------------------------

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

Recent Sales of Unregistered Securities

Item 6 - Management's Discussion and Analysis or Plan of Operation
- ------------------------------------------------------------------

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

Item 7 - Financial Statements
- -----------------------------

        The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
- ------------------------------------------------------------------------------
Financial Disclosure
- --------------------

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

PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
- ------------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
- -------------------------------------------------

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

     Wesley Whiting, age 65. Mr. Whiting was president, director, and secretary of Berge Exploration, Inc. (1978-88) and was president, vice president, and director of NELX, Inc. (1994- 1997), and was vice president and director of Intermountain Methane Corporation (1988-91), and president of Westwind Production, Inc. (1997-1998). He has been a director of Kimbell de Car Corp. 1998-2000. He has been President and a director of Dynadapt Systems, Inc. from 1998 to date. He is President and director of Business Exchange Holding corp.
(2000) and he is a director and Vice President of Utilitec, Inc. 1999 to date.

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

Item 10 - Executive Compensation
- --------------------------------

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

Item 11 - Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

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
           as a Group (3 persons)

- ---------------------------------
(1) Walter Galdenzi and Susan Galdenzi are married to each other and are beneficial owners of Galwan Texas, Inc.

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

Item 12 - Certain Relationships and Related Transactions
- --------------------------------------------------------

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

Item 13 - Exhibits and Reports on Form 8-K
- ------------------------------------------

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


                                                    JNS MARKETING, INC.



Date:   January 19, 2000                         By:/s/ Walter Galdenzi
        ----------------                         ----------------------

                                                    Walter Galdenzi, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: 1/19/2000                        By: /s/ Walter Galdenzi
       --------                        ----------------------------------------
                                       Walter Galdenzi, President and Director


Date: 1/19/2000                         /s/Susan Galdenzi
       --------                       -----------------------------------------
                                      Susan Galdenzi, Treasurer and Director


Date: 1/19/2000                        /s/ Wesley F. Whiting
       --------                       -----------------------------------------
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

                                                                                          Period From
                                                  Year Ended          Year Ended         Inception To
                                                  September 30,       September 30,       September 30,
                                                     1999                1998                1999
                                                     -----               -----               ----
Operating revenue                                      $ -                 $ -            $ 24,175

Operating expenses                                   9,265              12,357             675,338
                                                    ------             -------            -------
(Loss) from operations                              (9,265)            (12,357)           (651,163)

Other income and expense:
 Interest income                                         -                   -             166,403
 Interest expense                                        -                   -             (68,108)
 Other                                                   -                   -             (398,988)
                                                    ------             -------             ---------
                                                         -                   -             (300,693)
                                                    ------             -------             ---------

(Loss) before income taxes                          (9,265)            (12,357)            (951,856)

Provision fro income taxes                               -                   -                    -
                                                    ------             -------             ---------
Net (loss)                                        $ (9,265)           $(12,357)          $ (951,856)
                                                  =========           =========          ===========

Per share information:
 Basic and diluted (loss) per common share         $ (0.00)            $ (0.00)            $ (00.82)
                                                   ========            ========            =========

 Weighted average shares outstanding             3,781,455           3,781,455            1,161,105
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

                                                                                               Deficit
                                                                           Common             Accumulated
                                                 Common        Stock       Stock           During Develop-
                  ACTIVITY                      Shares         Amount      Subscription     ment Stage       Total
                  --------                      ------         ------      ------------     ----------       -----

Issuance of stock for cash
 at $.05 per share in 1984                        225,000      $ 10,000          $ -            $ -       $ 10,000
Net (loss) for 1984                                                                         (96,110)       (96,110)

Issuance of stock for cash
 at $9.02 per share in 1985                        42,498       283,320                           -        283,320
Expenses of offering                                            (72,133)                                   (72,133)
Issuance of stock for partnership share
 at $19.45 per share in 1985                          900        17,500                           -         17,500
Issuance of stock for Tri-Party agreement
 at $20 per share in 1985                          30,000       600,000                           -        600,000
Issuance of stock for principal reduction of
 note payable at $.80 per share in 1985             2,500        20,000                           -         20,000
Net (loss) for 1985                                                                        (238,550)      (238,550)

Issuance of stock for services
 at $2.40 per share in 1986                         3,750         9,000                           -          9,000
Issuance of stock for purchase of
 inventory at $20 per share in 1986                 3,750        75,000                           -         75,000
Net (loss) for 1986                                                                         (71,792)       (71,792)

Cancellation of common stock
 issuance at $20 per share in 1987                 (3,750)      (75,000)                          -        (75,000)
Net (loss) for 1987                                                                         (90,820)       (90,820)

Issuance of stock for services
 at $.17 per share in 1988                          6,000        10,000                           -         10,000
Issuance of additional common stock
 pursuant to prior agreements in 1998              25,900             -                           -              -
Net (loss) for 1988                                                                        (391,533)      (391,533)
Net (loss) for 1989                                                                         (28,287)       (28,287)
Net (loss) for 1990                                                                            (865)          (865)
Net (loss) for 1991                                                                            (779)          (779)
Net (loss) for 1992                                                                            (675)          (675)
Net income for 1993                                                                          15,551         15,551

Sale of common stock at $.01 in 1994            3,440,783        34,550                                     34,550
Net (loss) for 1994                                                                         (15,734)       (15,734)
Net (loss) for 1995                                                                          (6,774)        (6,774)
Net (loss) for 1996                                    -             -            -          (1,774)        (1,774)
                                                       --            --           --         -------        -------

Balance September 30, 1996                      3,777,331       912,237            -       (928,142)       (15,905)

Issuance of common stock at $.02 in 1997        3,440,789        70,000                                     70,000
Redemption and cancellation of common
 stock pursuant to recission agreement         (3,440,789)      (49,865)                                   (49,865)

Net (loss) for 1997                                    -             -            -          (2,092)        (2,092)
                                                       --            --           --         -------        -------

Balance, September 30, 1997                     3,777,331       932,372            -       (930,234)         2,138

Net (loss) for 1998                                    -             -            -         (12,357)       (12,357)
                                                       --            --           --        --------       --------

Balance, September 30, 1998                     3,777,331       932,372            -       (942,591)       (10,219)

Rounding adjustment due to stock split
 and stock dividend                                 4,124

Forgiveness of indebtedness by shareholders                       9,250       11,105              -         20,355

Net (loss) for 1999                                    -             -            -          (9,265)        (9,265)
                                                       --            --           --         -------        -------

Balance, September 30, 1999                    3,781,455     $ 941,622     $ 11,105      $ (951,856)        $ 871
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

JNS Marketing, Inc.
Notes to Financial Statements
September 30, 1999


JNS Marketing, Inc.
Notes to Financial Statements
September 30, 1999


Note 1. Organization and Summary of Significant Accounting Policies.
        ------------------------------------------------------------

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

During March 1999, the Company affected a 1 share for 100 shares reverse stock split. During December 1999, the Company affected a 14 share for 1 share stock dividend. All share and per share amounts in the foregoing financial statements and the accompanying notes have been restated to give effect to the stock split and dividend.

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


Note 4.  Stockholders' Equity.

Rescission agreement

On July 2, 1997, the Company entered into a rescission agreement with CPGP Group in which CPGP relinquished control of the Company by returning 3,440,789 shares of the Company stock acquired pursuant to the Plan of reorganization discussed in Note 3. CPGP received $49,865 for the redemption and cancellation of the shares.

Stock purchase agreement

On July 2, 1997, the Company entered into stock purchase agreement in which several individuals purchased 3,440,789 newly issued shares of the Company's no par common stock for $70,000. Control of the Company changed as a result of this transaction.

Change in control

During August 1999 the Company's major shareholders sold the Company's common stock held by them to an unrelated group of investors for cash. In connection therewith, the shareholders forgave an aggregate of $9,250 of advances made by them during the year ended September 30, 1998. The forgiveness of indebtedness by the shareholders was accounted for as a contribution of capital to the Company. Additionally, an aggregate of $11,105 of costs and legal fees incurred by the Company's attorney who was also a significant shareholder and included in accounts payable was converted to a common stock subscription for 20,000 shares of the Company's common stock.

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