Form 10KSB
period 2000-09-30
JNS MARKETING INC
filed 2001-01-19
CIK 743758

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: September 30, 2000


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

7609 Ralston Road, Arvada, CO 80002
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

As of September 30, 2000, 406,455 shares of the Company's Common Stock, no par value per share, were held by non-affiliates. There is no trading market for the Company's Common Stock.

The number of shares of Common Stock of the registrant outstanding as of September 30, 2000, were 3,781,455. Documents incorporated by reference. None

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

     In December 1999, the Board of Directors approved and implemented a dividend of fourteen shares for each share issued and outstanding.

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

     The Company's mailing address is 7609 Ralston Road, Arvada CO, 80002 which is the office of M.A. Littman, the Company's attorney. This address is provided to the Company on a rent free basis and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this address arrangement will meet the Company's needs for the foreseeable future. No office space is needed.

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

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters
- -----------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
               (a) The Registrant's common stock is traded in the over-the-counter market under the symbol JNMI (OTC Bulletin Board Symbol). The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.

FY 1999 (Ended September 30, 2000):
                                                   High Bid      Low Bid
                                                   --------      -------
          1st quarter                                 *             *
          2nd quarter                                 *             *
          3rd quarter                                 *             *
          4th quarter                                .01           .0

FY 1998 (Ended May 31, 1999):
                                                   High Bid      Low Bid
                                                   --------      -------
          1st quarter
          2nd quarter
          3rd quarter                              No Quotes (Not Trading)
          4th quarter

* Stock was not approved for trading.

        The  above  quotations  reflect  inter-dealer  prices,   without  retail
mark-up, mark-down, or commission and may not necessarily represent actual transactions.

        The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

     (b) As of September 30, 2000, there were 134 holders of record of the Registrant's common stock.

     (c) The Registrant has neither declared nor paid any cash dividends on its common stock, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

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

Holders

     There are approximately 134 record holders of the Company's Common Stock. An aggregate of 3,781,455 shares of the issued and outstanding shares of the Company's Common Stock are "restricted" securities.

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

Results of Operations for the Year Ended September 2000 Compared to Year Ended September 30, 1999.

     The Company had no revenues or operations in years ended September 30, 2000 or 1999. The Company incurred expenses in the year ended September 30, 2000 of $6,086 compared to $9,265 in the year ended September 30, 1999. The company had a net loss of ($6,086) in the year ended September 30, 2000 compared to a net loss of ($9,265) in the year ended September 30, 1999. The loss per share was ($.0) in 2000 and (.04) in 1999.

     The losses should be expected to continue until a profitable business can be achieved through merger, acquisition, or development, of which there can be no assurance.

     At year end, the Company had no operating capital and is reliant upon advances from shareholders or loans to pay any expenses incurred.

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

Item 8 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
- ------------------------------------------------------------------------------
Financial Disclosure
- --------------------

     In January 2001, the Company engaged Michael Johnson & Co., Denver, Colorado, as its new principal independent accountant to audit the Company's financial statements. The prior accountant was James E. Scheifley & Associates, P.C. There has been no disagreement between accountants regarding the application of accounting principles to any specific completed or contemplated transaction, or as to policies as to accounting.

PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
- ------------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
- -------------------------------------------------

        Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

            Name                         Age                      Position
            ----                         ---                      --------

        Walter Galdenzi                  50               President and Director
        Susan Galdenzi                   48               Treasurer and Director
        Wesley F. Whiting                65               Secretary and Director

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


BIOGRAPHICAL INFORMATION

     Walter Galdenzi, age 50, received a B.A. in Business from Mohawk College in 1974. He has been President and Director and a principal shareholder of Galwan Texas, Inc. since. 1989.

     Susan Galdenzi, age 48, received her B.A. from Mohawk College in 1975. She has been Vice President and Secretary and a Director and a principal shreholder of Galwan Texas, Inc. since 1989.

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



Date:  January 19,2000                              By:/s/Walter Galdenzi
       ------------------                              -------------------------
                                                    Walter Galdenzi, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: 1/19/2000                        By: /s/Walter Galdenzi
       --------                        ----------------------------------------
                                       Walter Galdenzi, President and Director


Date: 1/19/2000                         /s/Susan Galdenzi
       --------                       -----------------------------------------
                                      Susan Galdenzi, Treasurer and Director


Date: 1/19/2000                         /s/Wesley F. Whiting
       --------                       -----------------------------------------
                                      Wesley F. Whiting, Secretary and Director

                               JNS MARKETING, INC.

                                    FORM 10-K

                          INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditors Report- Michael Johnson & CO                                        F-1

Auditors Report - James E. Scheifley & Ass.                                  F-2

Balance Sheets                                                               F-3

Statements of Operations                                                     F-4

Statements of Changes in Stockholders Deficit                                F-5

Statements of Cash Flows                                                 F-6 F-7

Notes to Financial Statements                                         F-8 - F-10

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
JNS Marketing, Inc.
Wheatridge, Colorado

We have audited the accompanying balance sheet of JNS Marketing, Inc. (A Development Stage Company) as of September 30, 2000, and the related statement of operations, cash flows, and changes in stockholders' equity for the year then ended September 30, 2000 and for the period from July 15, 1983 (inception) to September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JNS Marketing, Inc. at September 30, 2000, and the results of their operations and their cash flows for the year ended September 30, 2000 and for the period from July 15, 1983 (inception) to September 30, 2000 in conformity with generally accepted accounting principles.

The financial statements for the year ended September 30, 1999 and from the period July 15, 1983 (inception) to September 30, 1999, were audited by other accountants, whose report dated March 29, 2000, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Michael Johnson & Co., LLC
Denver, Colorado
January 10, 2000

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




                               James E. Scheifley & Associates, P.C.
                               Certified Public Accountants

Denver, Colorado
March 29, 2000


                               JNS MARKETING, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS
                           September 30, 2000 and 1999





                                                                                  2000               1999
                                                                             ----------------    -------------
ASSETS:
Current Assets:
  Cash                                                                                   $ -            $ 871
                                                                             ----------------    -------------
     Total Current Assets                                                                  -              871
                                                                             ----------------    -------------

TOTAL ASSETS                                                                             $ -            $ 871
                                                                             ================    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable and accrued expenses                                              $ 5,215              $ -
                                                                             ----------------    -------------
    Total Current Liabilities                                                          5,215                -
                                                                             ----------------    -------------


Stockholders' Equity (Deficit):
  Common stock, no par value; 50,000,000
    shares authorized; 3,781,455 shares issued
     and outstanding at September 30, 2000 and 1999, respectively                    952,727          952,727
  Deficit accumulated during the development stage                                  (957,942)        (951,856)
                                                                             ----------------    -------------

Total Stockholders' Equity (Deficit)                                                  (5,215)             871
                                                                             ----------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     $ -            $ 871
                                                                             ================    =============

The accompanying notes are an integral part of these financial statements


JNS MARKENTING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS






                                                     For the              For the          July 15, 1983
                                                    Year Ended           Year Ended        (Inception) thru
                                                     September 30      September 30,       September 30,
                                                       2000                 1999               2000
                                                  ---------------     -----------------    --------------


REVENUES:                                                    $ -                   $ -          $ 24,175


OPERATING EXPENSES:
  Sales and marketing                                          -                     -                 -
  General and administrative                               6,086                 9,265           681,424
                                                  ---------------     -----------------    --------------
Total Operating Expenses                                   6,086                 9,265           681,424
                                                  ---------------     -----------------    --------------

                                                  ---------------     -----------------    --------------
Net Loss from Operations                                  (6,086)               (9,265)         (657,249)
                                                  ---------------     -----------------    --------------

Other Income and expenses:
  Interest income                                              -                     -           166,403
  Interest expense                                             -                     -           (68,108)
  Other                                                        -                     -          (398,988)
                                                  ---------------     -----------------    --------------
                                                               -                     -          (300,693)
                                                  ---------------     -----------------    --------------

Net Loss                                                $ (6,086)             $ (9,265)       $ (957,942)
                                                  ===============     =================    ==============

Weighted average number of
  shares outstanding                                   3,781,455               251,822
                                                  ===============     =================

Basic and diluted net loss per share                    $ (0.001)              $ (0.04)
                                                  ===============     =================

The accompanying notes are an integral part of these financial statements.

                               JNS MARKETING, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS





                                                                       For the             For the        July 15, 1983
                                                                      Year Ended         Year Ended       (Inception) to
                                                                    September 30,         September 30,   September 30,
                                                                         2000               1999               2000
                                                                   -----------------    --------------    ---------------

Cash Flows From Operating Activities:
  Net (Loss)                                                               $ (6,086)         $ (9,265)         $(957,942)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                                 -                 -             98,818
     Stock issued for services and inventory                                      -                 -             19,000
     Forgiveness of indebtedness                                                  -            11,105            (99,686)
     Loss on investments                                                          -                 -            476,583
     Bad debts                                                                    -                 -             20,000
     Abandonment of partnership interest                                          -                 -             18,600
   Changes in assets and liabilities:
     Increase in accounts payables and accrued expenses                       5,215            (4,215)             5,215
                                                                   -----------------    --------------    ---------------
                                                                              5,215             6,890            538,530
                                                                   -----------------    --------------    ---------------
Net Cash Used in Operating Activities                                          (871)           (2,375)          (419,412)
                                                                   -----------------    --------------    ---------------


Cash Flow From Financing Activities:
   Proceeds from notes payable                                                    -                 -            146,290
   Advances from shareholders                                                     -                 -              9,250
   Repayment of notes payable                                                     -                 -            (12,000)
   Proceeds from  the issuance of common shares                                   -                 -            325,737
   Payment for cancellation of stock                                              -                 -            (49,865)
                                                                   -----------------    --------------    ---------------
Net Cash Provided By Financing Activites                                          -                 -            419,412
                                                                   -----------------    --------------    ---------------

Increase (Decrease) in Cash                                                    (871)           (2,375)                 -

Cash and Cash Equivalents - Beginning of period                                 871             3,246                  -
                                                                   -----------------    --------------    ---------------

Cash and Cash Equivalents - End of period                                       $ -             $ 871                $ -
                                                                   =================    ==============    ===============



Supplemental Cash Flow Information:
 Cash paid during period for:
  Interest paid                                                                 $ -               $ -           $ 68,108
                                                                   =================    ==============    ===============
                                                                   =================                      ===============
  Taxes paid                                                                    $ -               $ -                $ -
                                                                   =================    ==============    ===============

Non-cash

The accompanying notes are an integral part of these financial statements.

                              JNS MARKETING, INC.
                         (A Development Stage Company)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                Deficit
                                                                                              Accumulated
                                                                                               During the
                                                            Common Stock                      Development
                                                              Shares           Amount            Stage             Totals
                                                              ------           ------            -----             ------
Balance -  July 15, 1983                                               -               $ -              $ -               $ -

Stock issuance for cash at $.6.67 per share                      210,000            10,000                -            10,000
Net loss for period                                                    -                 -          (96,110)          (96,110)
                                                                 -------           -------           -------          -------
Balance -   September 30, 1984                                   210,000            10,000          (96,110)          (86,110)
                                                                 -------           -------           -------          -------
Stock issuance for cash at $100 per share                         39,665           283,320                -           283,320
Expenses of offering                                                   -           (72,133)               -           (72,133)
Stock issuance for partnership share at $291.60
 per share                                                           840            17,500                -            17,500
Stock issuance for Tri-Party agreement at $300
 per share                                                        28,000           600,000                -           600,000
Stock issuance for principal reduction of note
 payable at $120 per share                                         2,333            20,000                -            20,000
Net loss for year                                                      -                 -         (238,550)         (238,550)
                                                                 -------           -------           -------          -------
Balance -   September 30, 1985                                   280,838           858,687         (334,660)          524,027
                                                                 -------           -------           -------          -------
Stock issuance for services at $36 per share                       3,500             9,000                -             9,000
Stock issuance for purchase of inventory at
 $300 per share                                                    3,500            75,000                -            75,000
Net loss for year                                                      -                 -          (71,792)          (71,792)
                                                                 -------           -------           -------           -------
Balance -   September 30, 1986                                   287,838           942,687         (406,452)          536,235
                                                                 -------           -------           -------           -------
Cancellation of common stock issuance at $300
 per share                                                        (3,500)          (75,000)               -           (75,000)
Net loss for year                                                      -                 -          (90,820)          (90,820)
                                                                 -------           -------           -------           -------
Balance -   September 30, 1987                                   284,338           867,687         (497,272)          370,415
                                                                 -------           -------           -------           -------
Stock issuance for services at $25 per share                       5,600            10,000                -            10,000
Stock issuance of additional common stock
 pursuant to prior agreements in 1998                             24,173                 -                -                 -
Net loss for year                                                      -                 -         (391,533)         (391,533)
                                                                 --------          -------           -------           -------
Balance -   September 30, 1988                                   314,111           877,687         (888,805)          (11,118)
                                                                 -------           -------           -------           -------

Net loss for year                                                      -                 -          (28,287)          (28,287)
                                                                 -------           -------           -------           -------
Balance -   September 30, 1989                                   314,111           877,687         (917,092)          (39,405)
                                                                 -------           -------           -------           -------
Net loss for year                                                      -                 -             (865)             (865)
                                                                 -------           -------           -------           -------
Balance -   September 30, 1990                                   314,111           877,687         (917,957)          (40,270)
                                                                 -------           -------           -------           -------
Net loss for year                                                      -                 -             (779)             (779)
                                                                 -------           -------           -------           -------
Balance -   September 30, 1991                                   314,111           877,687         (918,736)          (41,049)
                                                                 -------           -------           -------           -------

The accompanying notes are an integral part of these financial statements.


                              JNS MARKETING, INC.
                          (A Development Stage Company)
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

                                                                                               Deficit
                                                                                             Accumulated
                                                                                             During the
                                                           Common Stock                      Development
                                                            Shares            Amount            Stage             Totals
                                                            ------            ------            -----             ------



Balance -   September 30, 1991                                 314,111          877,687           (918,736)         (41,049)
                                                               -------          -------            --------          -------
Net loss for year                                                    -                -               (675)            (675)
                                                               -------          -------            --------          -------
Balance -   September 30, 1992                                 314,111          877,687           (919,411)         (41,724)
                                                               -------          -------            --------          -------
Net loss for year                                                    -                -             15,551           15,551
                                                               -------          -------            --------          --------
Balance -   September 30, 1993                                 314,111          877,687           (903,860)         (26,173)
                                                               -------          -------            --------          --------
Stock issuance for cash at $.15 per share                    3,211,397           34,550                  -           34,550
Net income for year                                                  -                -            (15,734)         (15,734)
                                                               -------          --------           --------          --------
Balance -   September 30, 1994                               3,525,508          912,237           (919,594)          (7,357)
                                                               -------          --------           --------          --------
Net loss for year                                                    -                -             (6,774)          (6,774)
                                                               -------          --------           --------          --------
Balance -   September 30, 1995                               3,525,508          912,237           (926,368)         (14,131)
                                                               -------          --------           --------          --------
Net loss for year                                                    -                -             (1,774)          (1,774)
                                                               -------          --------           --------          --------
Balance -   September 30, 1996                               3,525,508          912,237           (928,142)         (15,905)
                                                               -------          --------           --------          --------
Stock issuance for $.30 per share                            3,211,403           70,000                  -           70,000
Redemption and cancellation of common stock                                                                               -
 pursuant to recission agreement                            (3,211,403)         (49,865)                 -          (49,865)
Net income for year                                                  -                -             (2,092)          (2,092)
                                                               -------          --------           --------          --------
Balance -   September 30, 1997                               3,525,508          932,372           (930,234)           2,138
                                                               -------          --------           --------          --------
Net loss for year                                                    -                -            (12,357)         (12,357)
                                                               -------          --------           --------          --------
Balance -   September 30, 1998                               3,525,508          932,372           (942,591)         (10,219)
                                                               -------          --------           --------          --------
Reverse stock split - 1 to 100                              (3,273,686)               -                  -                -
Forgiveness of indebtedness by shareholders                          -           20,355                  -           20,355
Net loss for year                                                    -                -             (9,265)          (9,265)
                                                               -------          --------           --------          --------
Stock split - 14 shares to 1 share stock dividend            3,525,508                -                  -                -
Rounding adjustment due to stock split dividend                  4,125                -                  -                -

Balance -  September 30, 1999                                3,781,455          952,727           (951,856)             871
                                                               -------          --------           --------          --------
Net loss for year                                                    -                -             (6,086)          (6,086)
                                                               -------          --------           --------          --------
Balance -   September 30, 2000                               3,781,455         $952,727         $ (957,942)        $ (5,215)
                                                               =======          ========           ========          ========

The accompanying notes are an integral part of these financial statements.

                               JNS MARKETING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                               September 30, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
---------------------------------------------------------------------

         Nature of Operations
         --------------------

         JNS Marketing, Inc. (the "Company") was incorporated in Colorado on July 15, 1983. The Company was organized to search for and obtain, on a buyout basis or a right-to-market basis, products that will be sold to the general public primarily through the television media; and to engage in any activity or business not in conflict with the laws of the State of Colorado or of the United States of America.

         The Company's fiscal year end is September 30.

         Basis of Presentation - Development Stage Company
         -------------------------------------------------

         The Company has not earned any significant revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

         Basis of Accounting
         -------------------

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

         Estimates
         ---------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Cash and Cash Equivalents
         -------------------------

         For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

         Net earning (loss) per share
         ----------------------------

         Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period; less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

                               JNS MARKETING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                               September 30, 2000

         Fair Value of Financial Instruments
         -----------------------------------

         The  carrying   amount  of  accounts   payable  is   considered  to  be
         representative of its respective fair value because of the short-term nature of this financial instrument.

         Income Taxes
         ------------

         The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

  NOTE 2 - CAPITAL STOCK TRANSACTIONS:
  ------------------------------------


         Agreement and plan of reorganization
         ------------------------------------

         On or about May 22, 1994, the Company entered into a plan of reorganization (the "Agreement") with Cedar Pacific Golf Properties ("CPGP"), a Nevada corporation whereby, the Company acquired 100% of the issued and outstanding stock of CPGP and $34,550 in exchange for 3,211,403 shares of the Company's no par value common stock. This Agreement was subsequently rescinded July 2, 1997 (See "rescission agreement").

         Rescission agreement
         --------------------

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

         Stock purchase agreement
         ------------------------

         On July 2, 1997, the Company entered into stock purchase agreement in which several individuals purchased 3,211,403 newly issued shares of the Company's no par value common stock for $70,000. Control of the Company changed as a result of this transaction.

         Change in control
         -----------------

         During June 1999, the Company's major shareholders sold the Company's common stock held by them to an unrelated group of investors for cash. In connection therewith, the shareholders forgave an aggregate of $9,250 of advances made by them during the year ended September 30, 1998. The forgiveness of indebtedness by the shareholders was accounted for a contribution of capital to the Company. Additionally, an aggregate of $11,105 of costs and legal fees incurred by the Company's attorney who was also a shareholder and included in the accounts payable was converted to a common stock subscription for 20,000 share of the Company's common stock.

                               JNS MARKETING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                               September 30, 2000


         Stock split and dividend distribution
         -------------------------------------

         During March 1999, the Company affected a 1 share for 100 shares reverse stock split, which had been approved by the shareholders in 1998. During December 1999, the Company effected a 14 share for 1 share stock dividend. All share and per share amounts in the foregoing financial statements and the accompanying notes have been restated to give effect to the reverse stock split and subsequent dividend distribution.

NOTE 3 - INCOME TAXES
---------------------

         There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                        $957,942
            Valuation allowance for deferred tax assets             (957,942)
                                                                    --------
         Net deferred tax assets                                    $      -
                                                                  ==============

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2000, the Company had net operating loss carryforwards of approximately $957,942 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2007. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.


NOTE 4 - GOING CONCERN:
-----------------------

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has no assets and its operations are in the development stage.

         The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

                               JNS MARKETING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                               September 30, 2000


Note 5 - OTHER ACCOUNTING POLICIES:
-----------------------------------

         Stock-based Compensation
         ------------------------

         The Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company paid no stock-based compensation during the year ended September 30, 2000.

         Pensions and other Post-retirement Benefits
         -------------------------------------------

         Effective, December 31, 1998, the Company adopted the provisions of SFGAS No. 132, Employers Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial positions. The Company has not initiated benefit plans to date that would require disclosure under the statement.

         Reporting Comprehensive Income
         ------------------------------

         SFAS No. 130. "Reporting Comprehensive Income", establishes guidelines for all items that are to recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions that would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statements.

         Financial Reporting for Segments of a Business Enterprise
         ---------------------------------------------------------

         Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also established standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. To date, the Company has not operated in its one planned business activity.