Form 10QSB
period 2000-12-31
JNS MARKETING INC
filed 2001-03-02
CIK 743758

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: December 31, 2000


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

Yes  X  No

As of December 31, 2000, 3,724,783 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

         The financial statements have been prepared by JNS Marketing, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2000, included in the Company's Form 10-KSB.

Financial Statements


                               JNS MARKETING, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET



                                                                                  2000               1999
                                                                             ----------------    -------------
ASSETS:
Current Assets:
  Cash                                                                                   $ -            $ 871
                                                                             ----------------    -------------
     Total Current Assets                                                                  -              871
                                                                             ----------------    -------------

TOTAL ASSETS                                                                             $ -            $ 871
                                                                             ================    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable and accrued expenses                                              $ 8,215              $ -
                                                                             ----------------    -------------
    Total Current Liabilities                                                          8,215                -
                                                                             ----------------    -------------


Stockholders' Equity (Deficit):
  Common stock, no par value; 50,000,000
    shares authorized; 3,781,455 shares issued
     and outstanding at September 30, 2000 and 1999, respectively                    952,727          952,727
  Deficit accumulated during the development stage                                  (960,942)        (951,856)
                                                                             ----------------    -------------

Total Stockholders' Equity (Deficit)                                                  (8,215)             871
                                                                             ----------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     $ -            $ 871
                                                                             ================    =============

   The accompanying notes are an integral part of these financial statements.



                               JNS MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                           July 15, 1983
                                                           Three Months Ended              (Inception) through
                                                                December 31,                 December 31,
                                                       2000                 1999               2000
                                                       ----                 ----               ----


REVENUES:                                                    $ -                   $ -          $ 24,175


OPERATING EXPENSES:
  Sales and marketing                                          -                     -                 -
  General and administrative                               3,000                     -           684,424
                                                           ------                  ------        -------
Total Operating Expenses                                   3,000                     -           684,424
                                                           ------                  ------        -------
Net Loss from Operations                                  (3,000)                    -          (660,249)
                                                           ------                  ------        -------
Other Income and expenses:

  Interest income                                              -                     -           166,403
  Interest expense                                             -                     -           (68,108)
  Other                                                        -                     -          (398,988)
                                                           ------                  ------        -------
                                                               -                     -          (300,693)
                                                           ------                  ------        -------
Net Loss                                                $ (3,000)                  $ -        $ (960,942)
                                                           ======                  ======        =======
Weighted average number of
  shares outstanding                                   3,781,455                3,781,455
                                                       =========                =========
Basic and diluted net loss per share                    $ (0.001)                  $ -
                                                       =========                =========


   The accompanying notes are an integral part of these financial statements.


                              JNS MARKETING, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS




                                                                                                    July 15, 1983
                                                                       Three Months Ended           (Inception) to
                                                                     December 31,                    December 31,
                                                                       2000            1999              2000
                                                                       ----            ----              ----

Cash Flows From Operating Activities:
  Net (Loss)                                                           $ (3,000)           $ -           $(960,942)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                             -              -              98,818
     Stock issued for services and inventory                                  -              -              19,000
     Forgiveness of indebtedness                                              -              -             (99,686)
     Loss on investments                                                      -              -             476,583
     Bad debts                                                                -              -              20,000
     Abandonment of partnership interest                                      -              -              18,600
   Changes in assets and liabilities:
     Increase in accounts payables and accrued expenses                   3,000              -               8,215
                                                                         -------             -----        --------
                                                                          3,000              -             541,530
                                                                         -------             -----        --------
Net Cash Used in Operating Activities                                         -              -            (419,412)
                                                                         -------             -----        --------


Cash Flow From Financing Activities:
   Proceeds from notes payable                                                -              -             146,290
   Advances from shareholders                                                 -              -               9,250
   Repayment of notes payable                                                 -              -             (12,000)
   Proceeds from  the issuance of common shares                               -              -             325,737
   Payment for cancellation of stock                                          -              -             (49,865)
                                                                         -------             -----        --------
Net Cash Provided By Financing Activites                                      -              -             419,412
                                                                         -------             -----        --------
Increase (Decrease) in Cash                                                   -              -                   -

Cash and Cash Equivalents - Beginning of period                               -              -                   -
                                                                         -------             -----        --------
Cash and Cash Equivalents - End of period                                   $ -            $ -                 $ -
                                                                         =======             =====        ========


Supplemental Cash Flow Information:
 Cash paid during period for:
  Interest paid                                                             $ -            $ -            $ 68,108
                                                                         =======             =====        ========
  Taxes paid                                                                $ -            $ -                 $ -
                                                                         =======             =====        ========
Non-cash


The accompanying notes are an integral part of these financial statements.


                              JNS MARKETING, INC.
                         ( A Development Stage Company)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                               Deficit
                                                                                             Accumulated
                                                                                             During the
                                                           Common Stock                      Development
                                                            Shares            Amount            Stage             Totals
                                                            ------            ------            -----             ------


Balance -  September 30, 1999                                3,781,455          952,727           (951,856)              871

Net loss for year                                                    -                -             (6,086)           (6,086)
                                                             ---------          --------           --------           -------
Balance -   September 30, 2000                               3,781,455          952,727           (957,942)           (5,215)

Net loss for period                                                  -                -             (3,000)           (3,000)
                                                             ---------          --------           --------           --------
Balance -   December 31, 2000                                3,781,455         $952,727         $ (960,942)         $ (8,215)


   The accompanying notes are an integral part of these financial statements.

                              JNS MARKETING, INC.
              Notes to Condensed Consolidated Financial Statements

Note A - Organization and Business

JNS MARKETING, INC> (the "Company") was incorporated in Colorado on July 15, 1983. The Company was organized to search for and obtain, on a buyout basis or a right-to-market basis, products that will be sold to the general public primarily throughout the television media; and to engage in any activity or business not in conflict with the laws of the State of Colorado or of the United States of America.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in con-junction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2000.

The results of operations for the three months ended December 31, 2000, are not necessarily indicative of the results for the remainder of fiscal 2001.

Note B - Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect.)

Item 2. Management's Discussion and Analysis or Plan of Operation.
- ------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company had $0 cash capital at the end of the period and current liabilities exceeded current assets by $8,215. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Quarter Ended December 31, 2000
- ----------------------------------------------------------
     The Company had no revenue or operations for the period. The Company incurred $3,000 in general and administrative expenses in the period in 2000 as compared to no general and administration expenses in the same period in 1999. The Company had a loss on operations for the period in 2000 of ($3,000) as compared to no loss in the period in 1999. The net loss was ($3,000) in the period in 2000 compared to no gain or loss in the period in 1999. The loss per share in the quarter in 2000 was nominal, compared to no gain or loss in the quarter in 1999.

Results of Operations for the Nine Month Period Ended June 30, 2000
-------------------------------------------------------------------

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

     (b) Liquidity and Capital Resources. At December 31, 2000, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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

                                                     JNS MARKETING, INC.


Date: March 1, 2001
                                                /s/ Walter Galdenzi
                                                 ------------------
                                                    Walter Galdenzi, President