Form 10KSB/A
period 2000-09-30
JNS MARKETING INC
filed 2001-05-09
CIK 743758

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

7609 Ralston Road, Arvada, CO 80002
- - -------------------------------------------------------
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

Item 2 - Description of Property
- - --------------------------------

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

Item 3 - Legal Proceedings
- - --------------------------

        The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.

Item 4 - Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

        No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters
- - -----------------------------------------------------------------

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


Item 6 - Management's Discussion and Analysis or Plan of Operation
- - ------------------------------------------------------------------

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

Item 7 - Financial Statements
- - -----------------------------

        The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
- - ----------------------------------------------------------------------------
Financial Disclosure
- - --------------------

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

PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
- - ----------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
- - -------------------------------------------------

        Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

            Name                         Age                      Position
            ----                         ---                      --------

        Walter Galdenzi                  50               President and Director
        Susan Galdenzi                   48               Treasurer and Director
        Wesley F. Whiting                69               Secretary and Director

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

     Wesley Whiting, age 69, Mr. Whiting was president, director, and secretary of Berge Exploration, Inc. (1978-88) and was president, vice president, and director of NELX, Inc. (1994- 1997), and was vice president and director of Intermountain Methane Corporation (1988-91), and president of Westwind Production, Inc. (1997-1998). He has been a director of Kimbell de Car Corp. 1998-2000. He has been President and a director of Dynadapt Systems, Inc. from 1998 to date. He is President and director of Business Exchange Holding corp.
(2000) and he is a director and Vice President of Utilitec, Inc. 1999 to date. He was a director of Kimbell de Car Corp. (1998-2000) and he has been President and a director of Dynadapt Systems, Inc. since 1998. He has been director & secretary of JNS Marketing, Inc. since 1999. He has been President and director of Buisness Exchange Holding Corp. (since 2000) and Acquisition Lending, Inc. (since 2000).

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

Item 10 - Executive Compensation
- - --------------------------------

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

Item 11 - Security Ownership of Certain Beneficial Owners and Management
- - ------------------------------------------------------------------------

        The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 30, 2000 (adjusted to reflect the 1:100 reverse stock split) by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

           Name and Address                          Shares Beneficially Owned
           of Beneficial Owner                     Number                Percent
           -------------------                     ------                -------

           Galwan Texas, Inc.
           Walter Galdenzi                         3,375,000(1)            89.3%
           President & Director

           Galwan Texas, Inc.
           Susan Galdenzi                          3,375,000(1)            89.3%
           Secretary/Treasurer & Director

           Wesley F. Whiting                       0                          0%
           Director

           Officers and Directors                  3,375,000               89.3%
           as a Group (3 persons)

- - ---------------------------------
(1) Walter Galdenzi and Susan Galdenzi are married to each other and are beneficial owners of Galwan Texas, Inc.


Item 12 - Certain Relationships and Related Transactions
- - --------------------------------------------------------

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

Item 13 - Exhibits and Reports on Form 8-K
- - ------------------------------------------

(a)     No Exhibits are filed with this Annual Report.

(b)     Reports on Form 8-K

        The Company filed a report on Form 8-K with respect to a change in auditors on January 10, 2001.

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    JNS MARKETING, INC.



Date:  May 9,2001                                   By:/s/Walter Galdenzi
       ------------------                              -------------------------
                                                    Walter Galdenzi, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: 5/09/2001                        By: /s/Walter Galdenzi
       --------                        ----------------------------------------
                                       Walter Galdenzi, President and Director


Date: 5/09/2001                         /s/Susan Galdenzi
       --------                       -----------------------------------------
                                      Susan Galdenzi, Treasurer and Director


Date: 5/09/2001                         /s/Wesley F. Whiting
       --------                       -----------------------------------------
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

                               JNS MARKETING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                               September 30, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
- ---------------------------------------------------------------------

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

NOTE 3 - INCOME TAXES
- ---------------------

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


NOTE 4 - GOING CONCERN:
- -----------------------

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


Note 5 - OTHER ACCOUNTING POLICIES:
- -----------------------------------

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