Form 10QSB
period 2001-03-31
JNS MARKETING INC
filed 2001-05-30
CIK 743758

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: March 31, 2001


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

Yes  X  No

As of March 31, 2001, 3,724,783 shares of common stock were outstanding.

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

Financial Statements


                                                JNS Marketing, Inc.
                                                   BALANCE SHEET
                                                  MARCH 31, 2001
                                                    (Unaudited)


                                                     ASSETS                                                   Year
                                                                                                              Ended
                                                                                   March 31,                  Sept 30,
                                                                                   2001                       2000
CURRENT ASSETS
 CASH                                                                                                   $0                       0
                                                                                 -------------------------  ----------------------
 TOTAL CURRENT ASSETS                                                                                    0                       0
                                                                                 -------------------------  ----------------------
 TOTAL ASSETS                                                                                            0                       0
                                                                                 =========================  ======================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 =========================  ======================
CURRENT LIABILITIES
ACCOUNTS PAYABLE                                                                                         0                       0
Due Shareholders                                                                                     8,215                   5,215
                                                                                 -------------------------  ----------------------
TOTAL CURRENT LIABILITIES                                                                            8,215                   5,215
                                                                                 -------------------------  ----------------------
STOCKHOLDERS' EQUITY
 COMMON STOCK                                                                                      952,727                952,727
Deficit Accumulated during Development Stage                                                      (960,942)              (957,942)
 RETAINED EARNINGS - CURRENT YEAR                                                                        0
                                                                                 -------------------------  ----------------------
TOTAL STOCKHOLDERS' EQUITY                                                                          (8,215)                (5,215)
                                                                                  -------------------------  ----------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $       0               $      0
                                                                                 =========================  ======================




                               JNS Marketing, Inc.
                             STATEMENT OF OPERATIONS
                           FOR QUARTER ENDED MARCH 31
                                   (Unaudited)

                                                 2000                          1999
                                       ----------------------------- ----------------------------
REVENUES                                                   $0                           $0
EXPENSES:
 General & Administrative                                   0                            0
                                       ----------------------------- ----------------------------
 Total Expenses                                             0                            0
                                       ----------------------------- ----------------------------
Loss from Operations                                        0                            0
                                       ----------------------------- ----------------------------
Earnings Before Income Tax                                  0                            0
                                       ----------------------------- ----------------------------
Net Income (Loss)                                           0                            0
                                       ============================= ============================
Net Loss Per Common Share                                   0                         (.00)
Weighted Average Number of Shares                   3,724,783                    3,724,783*
                                       ============================= ============================


* Adjusted for dividend






                               JNS Marketing, Inc.
                             STATEMENT OF OPERATIONS
                       FOR SIX MONTH PERIOD ENDED MARCH 31
                                   (Unaudited)

                                                  2001                          2000
                                        ----------------------------- ----------------------------
REVENUES                                                     $0                    $0
EXPENSES:
 General & Administrative                                 3,000                     0
                                        ----------------------------- ----------------------------
 Total Expenses                                           3,000                     0
                                        ----------------------------- ----------------------------
Loss from Operations                                     (3,000)                    0
                                        ----------------------------- ----------------------------
Earnings Before Income Tax                               (3,000)                    0
                                        ----------------------------- ----------------------------
Net Income (Loss)                                        (3,000)                    0
                                        ============================= ============================
Loss per share                                             (.00)                    0
Weighted Average Number of Shares                     3,724,783                     3,724,783*
                                        ============================= ============================

* Adjusted for dividend





                               JNS Marketing, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS



                                                        Six months                      Six months
                                                        ended March                     Ended March
                                                        31, 2001                        31, 2000
                                                        (unaudited)                     (unaudited)
                                                ------------------------------  -------------------------------
Cash flows from operating activities
 Net Income (loss)                                           (3,000)                               0
 Change in assets and Liabilities:
  Increase (decrease) in accounts
  payable                                                         0                                0
                                                ------------------------------  -------------------------------
  Net cash used by operating
  activities                                                 (3,000)                               0
                                                ------------------------------  -------------------------------
Cash flows from financing activities:
 Proceeds received from issuance of
  stock                                                           0                                0
 Shareholder Loan                                            (3,000)                               0
 Net cash provided by financing
  activities                                                  3,000                                0
                                                ------------------------------  -------------------------------
Net increase in cash                                              0                                0
Cash, beginning of period                                         0                              871
                                                ------------------------------  -------------------------------
Cash, end of period                                          $    0                         $    871
                                                ==============================  ===============================



                               JNS MARKETING, INC.
                           A DEVELOPMENT STAGE COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                December 31, 2000

                                                         Common Stock                     Deficit
                                                                                        Accumulated
                                                                                        During the
                                                                                        Development
                                             # of Shares             Amount                Stage                Totals
                                             -------------------------------------------------------------------------

Balance at September 30, 1999                     3,781,455           $ 952,727             $(951,856)             $ 871

  Net Loss for year                                                                                               (6,086)
                                             -------------------------------------------------------------------------------
Balances at September 30, 2000                    3,781,455             952,727              (951,856)            (5,215)

  Net Loss                                                                                                        (3,000)
                                             -------------------------------------------------------------------------------
Balance at March 31, 2001                         3,781,455             952,727              (960,942)            (8,215)
                                             ===============================================================================


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

Results of Operations for the Quarter Ended March 31, 2001 compared to same period in 2000.
- ------------------------------------------------------------------------------
     The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 2001 or 2000. The Company had no loss on operations for the period in 2001 or 2000.

Results of Operations for Six Month Period Ended March 31, 2001 compared to same period in 2000.
--------------------------------------------------------------------------------

     The Company had no revenues or operations in the six month period ended March 31, 2001 The Company incurred $3,000 in general and administrative expenses (audit fees) in 2001 in the period compared to no expenses for the period in 2000. The loss was ($3,000) in 2001 and $0 in 2000 in the six month period. The loss per share was nominal in the period in 2001 and none in the period in 2000.

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

     (b) Liquidity and Capital Resources. At March 31, 2001, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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

         8-K dated 1/12/2001

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     JNS MARKETING, INC.


Date: May 30, 2001
                                                     /s/Walter Galdenzi
                                                    -------------------------
                                                    Walter Galdenzi, President