Form 10QSB
period 2001-06-30
JNS MARKETING INC
filed 2001-08-22
CIK 743758

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: June 30, 2001


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

Yes  X  No

As of June 30, 2001, 3,724,783 shares of common stock were outstanding.

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

Financial Statements


                                                JNS Marketing, Inc.
                                                   BALANCE SHEET
                                                  JUNE 30, 2001
                                                    (Unaudited)


                                                     ASSETS                                                   Year
                                                                                                              Ended
                                                                                   June 30,                  Sept 30,
                                                                                   2001                       2000
CURRENT ASSETS
 CASH                                                                                                   $0                       0
                                                                                 -------------------------  ----------------------
 TOTAL CURRENT ASSETS                                                                                    0                       0
                                                                                 -------------------------  ----------------------
 TOTAL ASSETS                                                                                            0                       0
                                                                                 =========================  ======================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 =========================  ======================
CURRENT LIABILITIES
ACCOUNTS PAYABLE                                                                                       500                       0
Due Shareholders                                                                                     8,215                   5,215
                                                                                 -------------------------  ----------------------
TOTAL CURRENT LIABILITIES                                                                           13,215                   5,215
                                                                                 -------------------------  ----------------------
STOCKHOLDERS' EQUITY
 COMMON STOCK                                                                                      952,727                952,727
Deficit Accumulated during Development Stage                                                      (965,942)              (957,942)
 RETAINED EARNINGS - CURRENT YEAR                                                                        0
                                                                                 -------------------------  ----------------------
TOTAL STOCKHOLDERS' EQUITY                                                                         (13,215)                (5,215)
                                                                                  -------------------------  ----------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $       0               $      0
                                                                                 =========================  ======================




                               JNS Marketing, Inc.
                             STATEMENT OF OPERATIONS
                           FOR QUARTER ENDED JUNE 30
                                   (Unaudited)

                                                 2001                          2000
                                       ----------------------------- ----------------------------
REVENUES                                                   $0                           $0
EXPENSES:
 General & Administrative                               5000                             0
                                       ----------------------------- ----------------------------
 Total Expenses                                         5000                             0
                                       ----------------------------- ----------------------------
Loss from Operations                                    5000                             0
                                       ----------------------------- ----------------------------
Earnings Before Income Tax                             (5000)                            0
                                       ----------------------------- ----------------------------
Net Income (Loss)                                      (5000)                            0
                                       ============================= ============================
Net Loss Per Common Share                                   0                         (.00)
Weighted Average Number of Shares                   3,724,783                    3,724,783*
                                       ============================= ============================


* Adjusted for dividend






                               JNS Marketing, Inc.
                             STATEMENT OF OPERATIONS
                       FOR NINE MONTH PERIOD ENDED JUNE 30
                                   (Unaudited)

                                                  2001                          2000
                                        ----------------------------- ----------------------------
REVENUES                                                     $0                    $0
EXPENSES:
 General & Administrative                                 8000                     0
                                        ----------------------------- ----------------------------
 Total Expenses                                           8,000                     0
                                        ----------------------------- ----------------------------
Loss from Operations                                     (8,000)                    0
                                        ----------------------------- ----------------------------
Earnings Before Income Tax                               (8,000)                    0
                                        ----------------------------- ----------------------------
Net Income (Loss)                                        (8,000)                    0
                                        ============================= ============================
Loss per share                                             (.00)                    0
Weighted Average Number of Shares                     3,724,783                     3,724,783*
                                        ============================= ============================

* Adjusted for dividend





                               JNS Marketing, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS



                                                        Nine months                    Nine months
                                                        ended June                     Ended June
                                                        30, 2001                        30, 2000
                                                        (unaudited)                     (unaudited)
                                                ------------------------------  -------------------------------
Cash flows from operating activities
 Net Income (loss)                                           (8,000)                               0
 Change in assets and Liabilities:
  Increase (decrease) in accounts
  payable                                                         0                                0
                                                ------------------------------  -------------------------------
  Net cash used by operating
  activities                                                 (8,000)                               0
                                                ------------------------------  -------------------------------
Cash flows from financing activities:
 Proceeds received from issuance of
  stock                                                           0                                0
 Shareholder Loan                                            (8,000)                               0
 Net cash provided by financing
  activities                                                  8,000                                0
                                                ------------------------------  -------------------------------
Net increase in cash                                              0                                0
Cash, beginning of period                                         0                              871
                                                ------------------------------  -------------------------------
Cash, end of period                                          $    0                         $    871
                                                ==============================  ===============================



                               JNS MARKETING, INC.
                           A DEVELOPMENT STAGE COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                June 30, 2001

                                                         Common Stock                     Deficit
                                                                                        Accumulated
                                                                                        During the
                                                                                        Development
                                             # of Shares             Amount                Stage                Totals
                                             -------------------------------------------------------------------------

Balance at September 30, 1999                     3,781,455           $ 952,727             $(951,856)             $ 871

  Net Loss for year                                                                                               (6,086)
                                             -------------------------------------------------------------------------------
Balances at September 30, 2000                    3,781,455             952,727              (951,856)            (5,215)

  Net Loss                                                                                                        (8,000)
                                             -------------------------------------------------------------------------------
Balance at June 30, 2001                         3,781,455             952,727              (965,942)            (13,215)
                                             ===============================================================================


Item 2. Management's Discussion and Analysis or Plan of Operation.
- ------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company had $0 cash capital at the end of the period and current liabilities exceeded current assets by $13,215. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Quarter Ended June 30, 2001 compared to same period in 2000.
- ------------------------------------------------------------------------------
     The Company had no revenue or operations for the period. The Company incurred general and administrative expenses in the period in 2001 of $5,000 for legal fees compared to none in 2000. The Company had loss on operations for the period in 2001 of $(5,000) and none in the quarter in 2000.


Results of Operations for Nine Month Period Ended June 30, 2001 compared to same period in 2000.
--------------------------------------------------------------------------------

     The Company had no revenues or operations in the nine month period ended June 30, 2001 The Company incurred $8,000 in general and administrative expenses (legl and audit fees) in 2001 in the period compared to no expenses for the period in 2000. The loss was ($8,000) in 2001 and $0 in 2000 in the nine month period. The loss per share was nominal in the period in 2001 and none in the period in 2000.


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

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

         (Not applicable)

Item 5. Other Information.
- --------------------------

Changes in Control of Registrant


 On July 25, 2001, Latino Management Corp. (Latino) entered into a contract with the control shareholder, Walter Galdenzi, to purchase 3,270,000 shares of stock of the Company, on or before August 31, 2001. Upon purchase, Latino intends to make Latino Health Care Managment, Inc. a wholly owned subsidiary in a share exchange.

Item 6. Exhibits and Reports on Form 8-K.
- -----------------------------------------

         (a) Exhibits

         No exhibits as set forth in Regulation SB, are considered necessary for this filing.

         (b) Reports on Form 8-K

         8-K dated July 27, 2001

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     JNS MARKETING, INC.


Date: August 22, 2001
                                                /s/ Walter Galdenzi
                                                 ------------------
                                                    Walter Galdenzi, President