Form 10KSB
period 2001-09-30
JNS MARKETING INC
filed 2002-01-07
CIK 743758

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: September 30, 2001


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

7609 Ralston Road, Arvada, CO 80002
--------------------------------------------------------
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

As of September 30, 2001, 406,455 shares of the Company's Common Stock were held by non-affiliates. Based on the bid price per share on September 30, 2001, the approximate value of shares held by non-affiliates was $152,420.

The number of shares of Common Stock of the registrant issued and outstand-ing as of September 30, 2001, were 3,781,455. Documents incorporated by reference. None

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

     On October 22, 2001, JNS Marketing, Inc. (the "Company"), Walter Galdenzi ("Galdenzi"), and Latinocare Management, Inc., a California corporation ("LMC"), completed the closing of the Share Purchase Agreement between the Company, Galdenzi, and LMC under which LMC purchased 3,270,000 shares of the Common Stock of the Company, from Galdenzi. As a result of the closing, LMC now owns approximately 79% of the total issued and outstanding stock of the Company. LMC and the Company planned to enter into an Agreement and Plan of Reorganization (the "Reorganization") which will result in a share exchange between the shareholders of LMC and the Company, whereby LMC will become a wholly owned subsidiary of the Company, and the shareholders of LMC will become the controlling shareholders of the Company. Upon completion of the Reorganization in November, 2001, the 3,270,000 shares of the Common Stock of the Company owned by LMC were retired and cancelled. After closing of the Reorganization, the Company has a total of approximately 14,529,100 shares of its Common Stock outstanding, of which approximately 6,903,990 are owned by Jose J. Gonzalez, the President, Chief Executive Officer, Secretary, and a director of the Company, 6,567,210 are owned by Roberto Chiprut, and the balance is in the public float or owned by the other prior private shareholders of LMC, or by other unaffiliated parties. LMC is engaged in the business of managing health care plans primarily designed to service the growing Latin American community in the United States, and in particular in California. The members of the Board of Directors of the Company before the closing of the Share Purchase Agreement are being replaced with members of the LMC Board of Directors, as more specifically described in an Information Statement on Schedule 14f as filed with the Securities and Exchange Commission and mailed to all shareholders. Copies of the Share Purchase Agreement and proposed Agreement and Plan of Reorganization are attached to this Report as exhibits.

Employees

     At September 30, 2001, the Company has no full time employees. The Company's president, treasurer and secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

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

Item 2 - Description of Property
----------------------------------

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

Item 3 - Legal Proceedings
----------------------------

        The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.

Item 4 - Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

        No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters
-------------------------------------------------------------------

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

FY 1999 (Ended September 30, 2000):
                                                   High Bid      Low Bid
                                                   --------      -------
          1st quarter                                 *             *
          2nd quarter                                 *             *
          3rd quarter                                 *             *
          4th quarter                                .01           .0

FY 2001 (Ended September 30, 2001):
                                                   High Bid      Low Bid
                                                   --------      -------
          1st quarter                                 0             0
          2nd quarter                                 .75           .25
          3rd quarter                                 0             0
          4th quarter                                 1.25          .375

* Stock was not approved for trading.

        The  above  quotations  reflect  inter-dealer  prices,   without  retail
mark-up, mark-down, or commission and may not necessarily represent actual transactions.

        The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

     (b) As of September 30, 2001, there were 134 holders of record of the Registrant's common stock.

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

Holders

     There are approximately 134 record holders of the Company's Common Stock. An aggregate of 3,375,000 shares of the issued and outstanding shares of the Company's Common Stock are "restricted" securities.

Dividends

        The Company has not paid any dividends to date, and has no plans to do so in the immediate future.


Item 6 - Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

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

Results of Operations for the Year Ended September 2001 Compared to Year Ended September 30, 2000.

     The Company had no revenues or operations in years ended September 30, 2001 or 2000. The Company incurred expenses in the year ended September 30, 2001 of $8,789 compared to $6,086 in the year ended September 30, 2000. The company had a net loss of ($8,789) in the year ended September 30, 2001 compared to a net loss of ($6,086) in the year ended September 30, 2000. The loss per share was less than ($.01) in 2001 and in 2000.

     The losses should be expected to continue until a profitable business can be achieved through merger, acquisition, or development, of which there can be no assurance.

     At year end, the Company had no operating capital and is reliant upon advances from shareholders or loans to pay any expenses incurred.


Item 7 - Financial Statements
------------------------------

        The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
-------------------------------------------------------------------------------
Financial Disclosure
---------------------

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

PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
-------------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------

        Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

            Name                         Age                      Position
            ----                         ---                      --------

        Walter Galdenzi                  51               President and Director
        Susan Galdenzi                   49               Treasurer and Director

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


BIOGRAPHICAL INFORMATION

     Walter Galdenzi, age 51, received a B.A. in Business from Mohawk College in 1974. He has been President and Director and a principal shareholder of Galwan Texas, Inc. since. 1989.

     Susan Galdenzi, age 49, received her B.A. from Mohawk College in 1975. She has been Vice President and Secretary and a Director and a principal shreholder of Galwan Texas, Inc. since 1989.


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

Item 10 - Executive Compensation
---------------------------------

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

Item 11 - Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

        The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 30, 2001 (adjusted to reflect the 1:100 reverse stock split) by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

           Name and Address                          Shares Beneficially Owned
           of Beneficial Owner                     Number                Percent
           -------------------                     ------                -------

           Galwan Texas, Inc.
           Walter Galdenzi                         3,375,000(1)            89.3%
           President & Director

           Galwan Texas, Inc.
           Susan Galdenzi                          3,375,000(1)            89.3%
           Secretary/Treasurer & Director

           Officers and Directors                  3,375,000               89.3%
           as a Group (3 persons)

----------------------------------
(1) Walter Galdenzi and Susan Galdenzi are married to each other and are beneficial owners of Galwan Texas, Inc.


Item 12 - Certain Relationships and Related Transactions
---------------------------------------------------------

        None
                                      -14-

Item 13 - Exhibits and Reports on Form 8-K
-------------------------------------------

(a)     No Exhibits are filed with this Annual Report.

(b)     Reports on Form 8-K

               The Company filed reports on Form 8-K on October 10, 2001 and November 1, 2001.

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               JNS MARKETING, INC.



Date:  December 11, 2001                       By: /s/ Walter Galdenzi
       ------------------                          ----------------------------
                                                   Walter Galdenzi, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  12/11/01                        By: /s/ Walter Galdenzi
       --------                        ----------------------------------------
                                       Walter Galdenzi, President and Director


Date:  12/11/01                         /s/ Susan Galdenzi
       --------                       -----------------------------------------
                                      Susan Galdenzi, Treasurer and Director

                               JNS MARKETING, INC.

                                   FORM 10-KSB

                         INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditor's Report- Michael Johnson & Co.                                      F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders' Deficit                               F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                         F-6 - F-10

                               JNS MARKETING, INC.
                          (A Development Stage Company)

                              Financial Statements
                               September 30, 2001

                           Michael Johnson & Co., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                              Telephone: (303) 796-0099
Member: A.I.C.P.A.                                     Fax:(303) 796-0137
Colorado Society of C.P.A.s







                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
JNS Marketing, Inc.
Wheatridge, Colorado

We have audited the accompanying balances sheet of JNS Marketing, Inc. (A Development Stage Company) as of September 30, 2001 and 2000, and the related statement of operations, cash flows, and changes in stockholders' equity for the years then ended and for the period from July 15, 1983 (inception) to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JNS Marketing, Inc. at September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended and for the period from July 15, 1983 (inception) to September 30, 2001 in conformity with accounting principles generally accepted in the United States.

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



/s/ Michael Johnson & Co., LLC
Denver, Colorado
December 11, 2001



                              JNS MARKETING, INC.
                         (A Development Stage Company)
                                 Balance sheets
                          September 30, 2001 and 2000


                                                                                  2001               2000
                                                                             ----------------    -------------
ASSETS:
Current Assets:
  Cash                                                                                   $ -              $ -
                                                                             ----------------    -------------
     Total Current Assets                                                                  -                -
                                                                             ----------------    -------------

TOTAL ASSETS                                                                             $ -              $ -
                                                                             ================    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable and accrued expenses                                             $ 14,004          $ 5,215
                                                                             ----------------    -------------
    Total Current Liabilities                                                         14,004            5,215
                                                                             ----------------    -------------

Stockholders' Deficit:
  Common stock, no par value; 50,000,000
    shares authorized; 3,781,455 shares issued
     and outstanding at September 30, 2001 and 2000, respectively                    952,727          952,727
  Deficit accumulated during the development stage                                  (966,731)        (957,942)
                                                                             ----------------    -------------

Total Stockholders' Deficit                                                          (14,004)          (5,215)
                                                                             ----------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $ -              $ -
                                                                             ================    =============


   The accompanying notes are an integral part of these financial statements.


                              JNS MARKETING, INC.
                         (A Development Stage Company)
                            Statements of Operations




                                                                                           July 15, 1983
                                                           For the Year Ended              (Inception) to
                                                              September 30,                September 30,
                                                       2001                 2000               2001
                                                  ---------------     -----------------    --------------
REVENUES:                                                    $ -                   $ -          $ 24,175

OPERATING EXPENSES:
  Sales and marketing                                          -                     -                 -
  General and administrative                               8,789                 6,086           690,213
                                                  ---------------     -----------------    --------------
Total Operating Expenses                                   8,789                 6,086           690,213
                                                  ---------------     -----------------    --------------
Net Loss from Operations                                  (8,789)               (6,086)         (666,038)
                                                  ---------------     -----------------    --------------
Other Income and expenses:
  Interest income                                              -                     -           166,403
  Interest expense                                             -                     -           (68,108)
  Other                                                        -                     -          (398,988)
                                                  ---------------     -----------------    --------------
                                                               -                     -          (300,693)
                                                  ---------------     -----------------    --------------
Net Loss                                                $ (8,789)             $ (6,086)       $ (966,731)
                                                  ===============     =================    ==============

Weighted average number of
  shares outstanding                                   3,781,455             3,781,456
                                                  ===============     =================

Basic and diluted net loss per share                    $ (0.002)             $ (0.002)
                                                  ===============     =================


   The accompanying notes are an integral part of these financial statements.



                                      JNS MARKETING, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows

                                        Indirect Method


                                                                                                          July 15, 1983
                                                                           For the Year Ended             (Inception) to
                                                                               September 30,              September 30,
                                                                         2001               2000               2001
                                                                   -----------------    --------------    ---------------
Cash Flows From Operating Activities:
  Net (Loss)                                                               $ (8,789)         $ (6,086)         $(966,731)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                                 -                 -             98,818
     Stock issued for services and inventory                                      -                 -             19,000
     Forgiveness of indebtedness                                                  -                 -            (99,686)
     Loss on investments                                                          -                 -            476,583
     Bad debts                                                                    -                 -             20,000
     Abandonment of partnership interest                                          -                 -             18,600
   Changes in assets and liabilities:
     Increase in accounts payables and accrued expenses                       8,789             5,215             14,004
                                                                   -----------------    --------------    ---------------
                                                                              8,789             5,215            547,319
                                                                   -----------------    --------------    ---------------
Net Cash Used in Operating Activities                                             -              (871)          (419,412)
                                                                   -----------------    --------------    ---------------
Cash Flow From Financing Activities:
   Proceeds from notes payable                                                    -                 -            146,290
   Advances from shareholders                                                     -                 -              9,250
   Repayment of notes payable                                                     -                 -            (12,000)
   Proceeds from  the issuance of common shares                                   -                 -            325,737
   Payment for cancellation of stock                                              -                 -            (49,865)
                                                                   -----------------    --------------    ---------------
Net Cash Provided By Financing Activities                                         -                 -            419,412
                                                                   -----------------    --------------    ---------------
Increase (Decrease) in Cash                                                       -              (871)                 -

Cash and Cash Equivalents - Beginning of period                                   -               871                  -
                                                                   -----------------    --------------    ---------------
Cash and Cash Equivalents - End of period                                       $ -               $ -                $ -
                                                                   =================    ==============    ===============

Supplemental Cash Flow Information:
 Cash paid during period for:
  Interest paid                                                                 $ -               $ -           $ 68,108
                                                                   =================    ==============    ===============
  Taxes paid                                                                    $ -               $ -                $ -
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


                                      JNS MARKETING, INC.
                                 (A Development Stage Company)
                         Statements of Changes in Stockholders' Equity

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                                  During the
                                                               Common Stock                      Development
                                                                 Shares           Amount            Stage             Totals
                                                                ---------        ----------       ----------         ---------
Balance -  July 15, 1983                                               -               $ -              $ -               $ -

Stock issuance for cash at $.6.67 per share                      210,000            10,000                -            10,000
Net loss for period                                                    -                 -          (96,110)          (96,110)
                                                                ---------        ----------       ----------         ---------
Balance - September 30, 1984                                     210,000            10,000          (96,110)          (86,110)
                                                                ---------        ----------       ----------         ---------
Stock issuance for cash at $100 per share                         39,665           283,320                -           283,320
Expenses of offering                                                   -           (72,133)               -           (72,133)
Stock issuance for partnership share at $291.60
 per share                                                           840            17,500                -            17,500
Stock issuance for Tri-Party agreement at $300
 per share                                                        28,000           600,000                -           600,000
Stock issuance for principal reduction of note
 payable at $120 per share                                         2,333            20,000                -            20,000
Net loss for year                                                      -                 -         (238,550)         (238,550)
                                                                ---------        ----------       ----------         ---------
Balance -   September 30, 1985                                   280,838           858,687         (334,660)          524,027
                                                                ---------        ----------       ----------         ---------
Stock issuance for services at $36 per share                       3,500             9,000                -             9,000
Stock issuance for purchase of inventory at
 $300 per share                                                    3,500            75,000                -            75,000
Net loss for year                                                      -                 -          (71,792)          (71,792)
                                                                ---------        ----------       ----------         ---------
Balance -   September 30, 1986                                   287,838           942,687         (406,452)          536,235
                                                                ---------        ----------       ----------         ---------
Cancellation of common stock issuance at $300
 per share                                                        (3,500)          (75,000)               -           (75,000)
Net loss for year                                                      -                 -          (90,820)          (90,820)
                                                                ---------        ----------       ----------         ---------
Balance -   September 30, 1987                                   284,338           867,687         (497,272)          370,415
                                                                ---------        ----------       ----------         ---------
Stock issuance for services at $25 per share                       5,600            10,000                -            10,000
Stock issuance of additional common stock
 pursuant to prior agreements in 1998                             24,173                 -                -                 -
Net loss for year                                                      -                 -         (391,533)         (391,533)
                                                                ---------        ----------       ----------         ---------
Balance -   September 30, 1988                                   314,111           877,687         (888,805)          (11,118)
                                                                ---------        ----------       ----------         ---------
Net loss for year                                                      -                 -          (28,287)          (28,287)
                                                                ---------        ----------       ----------         ---------
Balance -   September 30, 1989                                   314,111           877,687         (917,092)          (39,405)
                                                                ---------        ----------       ----------         ---------
Net loss for year                                                      -                 -             (865)             (865)
                                                                ---------        ----------       ----------         ---------
Balance -   September 30, 1990                                   314,111           877,687         (917,957)          (40,270)
                                                                ---------        ----------       ----------         ---------
Net loss for year                                                      -                 -             (779)             (779)
                                                                ---------        ----------       ----------         ---------
Balance -   September 30, 1991                                   314,111           877,687         (918,736)          (41,049)
                                                                ---------        ----------       ----------         ---------


   The accompanying notes are an integral part of these financial statements.


                                      JNS MARKETING, INC.
                                 (A Development Stage Company)
                   Statements of Changes in Stockholders' Equity (Continued)

                                                                                               Deficit
                                                                                             Accumulated
                                                                                             During the
                                                           Common Stock                      Development
                                                            Shares            Amount            Stage             Totals
                                                        ---------------    -------------   ----------------    -------------

                                                        ---------------    -------------   ----------------    -------------
Balance -   September 30, 1991                                 314,111          877,687           (918,736)         (41,049)
                                                        ---------------    -------------   ----------------    -------------
Net loss for year                                                    -                -               (675)            (675)
                                                        ---------------    -------------   ----------------    -------------
Balance -   September 30, 1992                                 314,111          877,687           (919,411)         (41,724)
                                                        ---------------    -------------   ----------------    -------------
Net loss for year                                                    -                -             15,551           15,551
                                                        ---------------    -------------   ----------------    -------------
Balance -   September 30, 1993                                 314,111          877,687           (903,860)         (26,173)
                                                        ---------------    -------------   ----------------    -------------
Stock issuance for cash at $.15 per share                    3,211,397           34,550                  -           34,550
Net income for year                                                  -                -            (15,734)         (15,734)
                                                        ---------------    -------------   ----------------    -------------
Balance -   September 30, 1994                               3,525,508          912,237           (919,594)          (7,357)
                                                        ---------------    -------------   ----------------    -------------
Net loss for year                                                    -                -             (6,774)          (6,774)
                                                        ---------------    -------------   ----------------    -------------
Balance -   September 30, 1995                               3,525,508          912,237           (926,368)         (14,131)
                                                        ---------------    -------------   ----------------    -------------
Net loss for year                                                    -                -             (1,774)          (1,774)
                                                        ---------------    -------------   ----------------    -------------
Balance -   September 30, 1996                               3,525,508          912,237           (928,142)         (15,905)
                                                        ---------------    -------------   ----------------    -------------
Stock issuance for $.30 per share                            3,211,403           70,000                  -           70,000
Redemption and cancellation of common stock                                                                               -
 pursuant to recission agreement                            (3,211,403)         (49,865)                 -          (49,865)
Net income for year                                                  -                -             (2,092)          (2,092)
                                                        ---------------    -------------   ----------------    -------------
Balance -   September 30, 1997                               3,525,508          932,372           (930,234)           2,138
                                                        ---------------    -------------   ----------------    -------------
Net loss for year                                                    -                -            (12,357)         (12,357)
                                                        ---------------    -------------   ----------------    -------------
Balance -   September 30, 1998                               3,525,508          932,372           (942,591)         (10,219)
                                                        ---------------    -------------   ----------------    -------------
Reverse stock split - 1 to 100                              (3,273,686)               -                  -                -
Stock split - 14 shares to 1 share stock dividend            3,525,508                -                  -                -
Rounding adjustment due to stock split                           4,125                -                  -                -
Forgiveness of indebtedness by shareholders                          -           20,355                  -           20,355
Net loss for year                                                    -                -             (9,265)          (9,265)
                                                        ---------------    -------------   ----------------    -------------
Balance -  September 30, 1999                                3,781,455          952,727           (951,856)             871
                                                        ---------------    -------------   ----------------    -------------
Net loss for year                                                    -                -             (6,086)          (6,086)
                                                        ---------------    -------------   ----------------    -------------
Balance -   September 30, 2000                               3,781,455          952,727           (957,942)          (5,215)
                                                        ---------------    -------------   ----------------    -------------
Net loss for year                                                    -                -             (8,789)          (8,789)
                                                        ---------------    -------------   ----------------    -------------
Balance -   September 30, 2001                               3,781,455         $952,727         $ (966,731)        $(14,004)
                                                        ===============    =============   ================    =============




   The accompanying notes are an integral part of these financial statements.

                               JNS MARKETING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                               September 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The Company

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

         Basis of Accounting

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

         Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

                               JNS MARKETING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                               September 30, 2001

         Fair Value of Financial Instruments

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

         Segment Information

         The Company operates primarily in a single operating segment, trying to capital fund raise and looking for merger with other companies.

         Other Comprehensive Loss

         The Company has no material components of other comprehensive income
         (loss) and, accordingly, net loss is equal to comprehensive loss in all periods.

  NOTE 2 - CAPITAL STOCK TRANSACTIONS:

         Agreement and plan of reorganization

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

                               JNS MARKETING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                               September 30, 2001

         Change in control

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

         Stock split and dividend distribution

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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                      $966,731
            Valuation allowance for deferred tax assets           (966,731)
                                                                   --------
         Net deferred tax assets                                  $      -
                                                                  =========

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2001, the Company had net operating loss carryforwards of approximately $966,731 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2007. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

                               JNS MARKETING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                               September 30, 2001

NOTE 4 - GOING CONCERN:

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has no assets and its operations lost $8,789 during last year.

         The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Note 5 - OTHER ACCOUNTING POLICIES:

         Stock-based Compensation

         The Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company paid no stock-based compensation during the year ended September 30, 2001.

         Pensions and other Post-retirement Benefits

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