Form 10KSB
period 2001-12-31
JNS MARKETING INC
filed 2002-04-10
CIK 743758

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2001

        For the transition period from _________________ to _____________

                         Commission file number 0-13215

                                   -----------

                        LATINOCARE MANAGEMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                    Nevada                              30-0050402
          ----------------------            -----------------------------------
         (State of Incorporation)           (I.R.S. Employer Identification No.)


             4150 Long Beach Boulevard, Long Beach, California 90807
               (Address of principal executive offices) (Zip Code)

                                 (562) 997-4420
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(B) of the Act:

                                                    NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                                WHICH REGISTERED
     -------------------                            ------------------------
        COMMON STOCK                                          OTC

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant was $1,321,819 as of December 31, 2001 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

         There were 14,529,100 shares outstanding of the registrant's Common Stock as of March 31, 2002.

                                TABLE OF CONTENTS

       10KSB
       PART I......................................................       1
       ITEM 1......................................................       1
       ITEM 2......................................................      10
       ITEM 3......................................................      10
       ITEM 4......................................................      10
       PART II.....................................................      10
       ITEM 5......................................................      10
       ITEM 6......................................................      11
       ITEM 7......................................................      15
       ITEM 8......................................................      35
       PART III....................................................      35
       ITEM 9......................................................      35
       ITEM 10.....................................................      36
       ITEM 11.....................................................      38
       ITEM 12.....................................................      38
       ITEM 13.....................................................      39



                                     PART I

ITEM 1. BUSINESS

General

         Latinocare Management Corporation is a Nevada corporation (the "Company") formerly known as JNS Marketing, Inc. ("JNS") originally incorporated in Colorado in July 1983. In October 2001 the Company completed a Share Purchase Agreement with Latinocare Management Corporation, a California corporation ("LMC"), pursuant to which LMC acquired 3,270,000 of the issued and outstanding common stock of JNS in exchange for $300,000 and 260,000 newly issued shares of common stock. Subsequently, LMC and JNS entered into an Agreement and Plan of Reorganization (the "Reorganization") which resulted in a share exchange between the shareholders of LMC and JNS. Pursuant to the Reorganization, LMC became a wholly owned subsidiary of JNS and the shareholders of LMC became the controlling shareholders of JNS. Prior to its business combination with LMC, JNS had no tangible assets and insignificant liabilities. Subsequent to the Reorganization the Company reincorporated in the State of Nevada and changed its name to Latinocare Management Corporation.

         LMC is a Management Services Organization ("MSO") engaged in the business of managing LatinoCare Network Medical Group ("LNMG"), an Independent Physician Association ("IPA") which primarily services the growing Latin American community in the United States, and in particular in California. LMC is also capable and has the right to manage other IPAs and is currently forming a new medical network in Arizona. LNMG is a licensed IPA able to accept risk for physician services from third-party payors and self-insured employers. Pursuant to the management services agreement between LMC and LNMG, dated November 30, 1995, LMC is LNMG's exclusive MSO until the expiration of the management agreement on November 30, 2020. As consideration for managing LNMG's operations, LMC receives a monthly management fee equal to 16% of the capitation fees earned by LNMG. LMC also receives 25% of any hospital risk pool funds received by LNMG after all financial obligations are met and 25% of any specialty risk pool funds received by LNMG.

         LNMG was owned and managed by Dr. Roberto Chiprut, a former director of the Company, until his recent death. In light of Dr. Chiprut's recent death, LMC has the contractual right to purchase Dr. Chiprut's shares of LNMG and to designate a physician shareholder to hold the shares. LMC must designate a physician shareholder to hold the shares because California law does not permit a MSO to hold shares in an IPA. Further, under California law, LMC must purchase the shares within 90 days after Dr. Chiprut's death.

         Although the Latino community represents a significant portion of the patient base for healthcare services in the United States, many medical providers are not sensitive to the cultural, linguistic, or ethnic diversities of this population. LMC was established to fill this void on the local, state, and national levels. LMC's network of physicians provides the Latino community with affordable, qualified healthcare professionals, accessible services, and a full range of managed care health plans and programs. Additionally, LMC provides the infrastructure to support its physician network and to maximize available reimbursement dollars effectively.

         The Company believes that the emerging managed care market is ready for LMC's services. The executive team is comprised of nationally renowned experts in their respective fields. The Company believes that its executive team has the vision and expertise to lead LMC into a successful national campaign. Management has built the preliminary infrastructure necessary to support a physician network, established protocols and procedures for efficient operations, established a physician network of over 2,500 doctors and approximately $10 million in capitation revenue to LNMG with a full range of specialties, and secured profitable and limited healthcare provider contracts with major health plans. Management continues to build the brand recognition associated with quality of care and has begun to lay the foundation for penetration by LMC into Florida, Texas, Arizona, Colorado, and New Mexico.

         Additional financing will allow LMC to expand its operations through the acquisition of or merger with other MSOs, the introduction of new product lines, and the expansion of LNMG through the acquisition by LNMG of competing IPAs. More importantly, with additional financing, management believes that LMC will be able to move one step closer to becoming a physician organization recognized nationally by both health organizations and the general public.

Overview of the Health Care Market

         The United States healthcare industry ranks second in dollar volume, eclipsed only by the manufacturing sector. Americans spend more money only on food and housing than on medical care. Healthcare ranks third in general public expenditures, following national defense and education. Healthcare is the largest service industry in the United States. The United States spends more money on healthcare than all other industrialized nations spend on healthcare. Many Americans believe that healthcare is a right, as opposed to a privilege.

         Emergence of Managed Care. Current healthcare industry trends are aimed at controlling costs while increasing access and quality. Managed care is the most prominent vehicle of change in the United States and is considered by many to be the most dramatic realignment of the nation's healthcare system in recent years. Along with managed care comes great change to the practice of medicine. Management believes that those companies who are prepared to manage this change will realize tremendous growth opportunities and profit potential.

         Managed care is an umbrella term that encompasses a variety of prepaid and managed fee-for-service healthcare programs. Since profits are tied directly to controlling the cost and use of healthcare services, the fundamental financial incentives of healthcare delivery drastically change under managed care. In short, managed care works by managing the health of a population at a set price per member per month ("PMPM"). The difference between the cost of provided health services and the total prepaid amount of the population is the profit. This is a complete turnaround from the cost-based reimbursement system associated with traditional indemnity insurance, which encourages greater utilization. Under managed care, health plans are motivated to use more preventive care since critical medical care is typically more expensive.

         Enrollment in managed care programs has increased dramatically during recent years. According to an industry report, in 1995, as many as 71% of those who obtained health services through an employer were in some form of managed care program as compared to 52% in 1993. Employers who provide health insurance to their employees realize several benefits from managed care programs. These programs stabilize expenses and give employers direct control over costs through the negotiation of contract prices. Government-funded health programs such as Medicare and MediCaid are also encouraging members to join managed care health plans.

         Health plans can reimburse providers through a variety of complex contractual agreements that depend on the managed care environment in a particular market. To prosper under managed care, it is absolutely necessary for providers to understand how health plans reimburse in the local market. In places where the healthcare industry is heavily penetrated by managed care, capitation is the physician reimbursement model of choice for health plans. Capitation allows the health plan to pay the provider of health services on a PMPM basis, and pass on the risk of providing a defined set of services to the capitated entity. Since the health plans themselves are paid a flat amount per member, paying a provider organization a flat fee reduces the vulnerability of the plan by passing the uncertain elements of medical expense to the provider organization. Under capitation, physician organizations stand to earn profits if they have a substantial population and a financial and operational infrastructure to manage the professional risk; likewise, by capitating providers, health plans can focus on what they do best, increasing enrollment and developing networks.

         One popular form of a physician organization is the IPA. An IPA is a network of independent physicians that contracts with a health plan as one group, while maintaining its medical infrastructure to assure quality and accountability. The strength of the IPA model is that it allows the individual physician to maintain autonomy in the delivery of medicine, while realizing the benefits of group contracting and quality standards.

         For an IPA to be successful, it must obtain health plan contracts to manage the healthcare needs of a given population and enroll patients who are covered by those contracts. Once a given market is saturated with contracts, as is the case in most of Southern California, the carriers will not typically issue any additional contracts. Exceptions arise when an opportunity niche within a saturated market can be reached. While the health plan contracts allow the IPA to be reimbursed by the carrier for medical services rendered, patients must also enroll with the IPA and be assigned to a primary care physician in the network. Once the patient is enrolled and assigned to a primary care physician, the IPA begins to receive capitation payments from the health plan. If the patients are healthy, they may rarely use health services and the IPA continues to be paid. Conversely, if the population is unhealthy, the IPA will not be able to charge the health plan any more than the pre-negotiated capitation amount.

         In highly penetrated markets, expansion often takes place through the acquisition of or merger with existing IPAs and medical groups. Managing the business and expanding enrollment through mergers and acquisitions, however, requires significant amounts of capital that can be difficult for an IPA to obtain in certain states due to governmental restrictions.

         Corporate Structure of Managed Care Providers. The healthcare industry is unique in that the providers of services, physicians, are rendering services to beneficiaries, patients, who are not directly paying for the services they receive. Under such a model, many avenues for fraud and abuse exist because of the lack of distinction between the customer and the consumer. It is no surprise that federal and state governments keep a very close eye on the medical industry. One issue that is regulated on a state level concerns the ownership of medical corporations. Some states have statutes or judicial precedent restricting corporations from employing physicians. Although most states either do not have or do not enforce such statutes and precedent, the states that do frequently have provisions that exclude certain types of corporations, such as nonprofit corporations, physician-controlled corporations, HMOs, or hospitals. Some states aggressively regulate the corporate practice of medicine, specifically California, Colorado, Ohio, Iowa, and Texas. In these states, businesses must be very careful in the structuring of corporate practices as well as the ownership of the corporations.

         In states such as California, non-physicians cannot employ physicians or own the professional component of a medical practice (this includes any equity investors). With this restriction, it would be difficult for an IPA to find enough capital to grow and continue developing networks solely through physician investment. Another issue faced by developing IPAs is the high cost of developing systems that allow an IPA to track and manage its contracts and patients. Furthermore, health plans will not contract with providers who do not have these mechanisms in place because the provider organization will go bankrupt if it is not prepared to manage the risk. One excellent and innovative solution to overcoming this barrier is the development of a Management Services Organization ("MSO"). A MSO is able to manage the operations of IPAs. LMC is a MSO formed to manage all operations of LatinoCare Network Medical Group, a licensed IPA able to accept risk for physician services from third-party payors and self-insured employers through an approved ERISA plan.

THE LATINO MARKET

         The United States has the sixth largest Latino population in the world, exceeded only by Mexico, Spain, Colombia, Argentina, and Peru. Since the 1990s,

Latinos have been the fastest growing minority group in the United States. In the early 1990s, the Latino population constituted approximately eight percent of the total United States population. Today, that percentage continues to rise. The Latino population is the fastest growing minority group in the United States. California, in particular, has experienced exponential growth in this segment, surpassing even the national growth rate of 50% between 1980 and 1990. In 1997, the Latino population of Los Angeles County reached 4.4 million. By the end of the year 2020, that number is expected to climb to 10 million. Despite these statistics and high managed care penetration in areas with large Latino communities, the Company believes that the health care needs of the Latino population are not being met and that there continues to be a shortage of health services suitable for this market.

         When examining the mortality statistics of the Latino population it is evident that the Hispanic community exhibits a very desirable health profile. The Latino population has a lower rate of prevalent causes of death than the white non-Latino population. Because the highest medical costs are incurred during incidents of terminal illnesses, a lower rate of prevalent causes of death implies an overall healthier population. When compared to the white non-Latino population, the Latino population also tends to have a lower infant mortality rate, smoke less, drink and use fewer drugs during pregnancy, and use the hospital less often.

         Latinos are also less likely to seek medical services than other groups. These findings may seem counterintuitive, since one would expect a population with low access to healthcare to be sicker. The Latino community, however, is considered healthier because of its youth, work ethic, and overall well-being. The low utilization of healthcare services is a result of service barriers, and not the healthier position of the Latino community. The effect of these barriers is expressed in the high rate of chronic preventable diseases within the Latino population, which results in an increase risk of complications. Thus, despite an overall healthier population, the Latino community is at greater risk for certain diseases, such as severe diabetes.

         Management believes that the specific issues that prevent Latinos from obtaining proper healthcare include language barriers, the values and attitudes of providers, and the assignment of various doctors to patients on multiple visits. Cultural insensitivity, disrespect, and other barriers are thought to characterize the typical treatment of Latinos by the healthcare industry. Although many Hispanics have gained some facility in English, management believes that the provision of health care to this community would be more effective if patients were able to communicate in their native tongue when discussing matters of health. In addition to language barriers, cultural differences must be considered in order to provide effective health management to the Latino population. For example, Latinos respond more positively to smoking cessation programs that show that smoking is harmful to the health of their families and children as opposed to programs that emphasize the personal hazards of smoking.

         Designed with the specific purpose of filling this market niche, LMC believes that it provides the necessary healthcare components (education, service, and delivery) tailored to the Latino population. Comprised of a core of Latino leaders, management is well aware of the sensitivity that is needed to care for the Latino population, and is taking an active role in the education of providers and members. As the Latino population becomes more informed about managed care, LMC plans to be prepared to take on the risk in accepting these lives with a well developed package of services.

Plans and Contracts

         LMC secured its first health plan contract with Blue Shield in July 1995. Since securing its first health plan contract, LMC has obtained ten additional contracts with large medical insurance companies, including but not limited to Aetna, Cigna, HealthNet, Prudential, Universal Care, Care 1st Health Plan, U.H.P. Healthcare, and Blue Cross. Management believes that marketing has contributed to LMC's success. Since the Southern California market is saturated with contracts for managed health services, the primary means for an IPA to gain health plan contracts or membership lives is to merge with or purchase other IPAs. LMC, however, has been approaching the health plans with a strategy to capture the seemingly untapped Latino community. As a result, health plans have been awarding LMC new contracts, a policy that is not common to the market. In addition, most contracts awarded to LMC are not geographically restricted, which is an exception to many HMO contract policies. LMC believes that as membership increases, it will gain additional leverage for contracting and negotiating renewals.

Hospital Affiliations/networks

         LMC has established partnerships with a number of area hospitals, from which it has been able to obtain nearly obligation-free financing for network development. By providing LMC with financing, each hospital gains a "friendly" physician network in its immediate area, which provides the hospital with a patient base. LMC benefits both financially and strategically through its partnerships and affiliations.

         Cedars-Sinai Medical Center ("CSMC"), one of LMC's partners, has been LMC's largest single investor, providing over $1.75 million of financing to LMC. LMC has received less than $500,000 in financing from all other hospitals combined. Although CSMC has been more involved in the management of LMC than other partners, LMC's operations have not been effected. For example, CSMC imposes no conditions relating to patient care, including referral requirements.

         CSMC financial support, in the form of a convertible note in the amount of $1,000,000, was issued November 30, 1996, and was converted into 20% of the outstanding common stock of LMC. On June 12, 2001, CSMC converted additional convertible notes totaling $750,000 into an additional 8% of the outstanding common stock of LMC. On July 23, 2001, CSMC sold its LMC common stock to LMC in consideration for a note in the amount of $1,750,000 plus simple interest at the rate of 6% per annum, payable $500,000 on or before 120 days from the date of the note, $500,000 on or before 240 days from the date of the note, and $750,000 plus accrued interest on or before 360 days from the date of the note. To date, the Company has not made any payments on the note. Consequently, CSMC has the right to convert the note into 28% of the outstanding common stock of the Company, or a pro rata share if the promissory note is partially repaid. The Company plans to negotiate with CSMC to amend the note, but there is no assurance that an amendment will be made. CSMC has not yet demanded a conversion of its note, and management believes that it may be receptive to a modification.

         LMC currently has 26 completed networks and 26 hospital panels. A completed network includes a cluster of primary care physicians (usually 10 to

20), hospital-based providers, and coverage in 37 specialties. LMC's completed networks include, but are not limited to:

         o        California Hospital Medical Center /Suburban Hospital
         o        Granada Hills Community Hospital /Cedars-Sinai Medical Center
         o        UCI Medical Center
         o        LA Metropolitan Hospital
         o        Queen of the Valley
         o        St. Francis Medical Center
         o        San Gabriel Valley Medical Center
         o        Midway Medical Center
         o        Los Angeles Community Hospital

         LMC expects to complete an additional three hospital affiliations within the next twelve months to complete coverage of San Bernardino, Long Beach, and the balance of Los Angeles and the San Fernando Valley.

Patient Enrollment

         As of December 2001, LMC's combined contract enrollment totaled approximately 27,000 enrollees. With this size patient base, management believes that LMC has great potential to gain a considerable increase in market share in the near future. Except as described below, LMC has experienced continued and considerable monthly growth during the past five years, and management projects growth to continue in the coming years. The following is an enrollment summary:

         During 2001,  LMC  experienced an overall  decrease in enrollment.  The decrease was caused primarily by two factors. In October of 2001, Tower Corporation, one of the medical insurance companies with which LMC had a health plan contract, declared bankruptcy. As a result, LA Care, one of the corporations through which Medi-Cal benefits are provided in Los Angeles, reassigned Tower's approximately 4,000 enrollees to other contracted medical insurance companies. LMC did not have health plan contracts with these other medical insurance companies at the time of the reassignment. Subsequently, as the result of an agreement with LA Care, LMC now has health plan contracts with two of these medical insurance companies, Care 1st Health Plan and U.H.P. Healthcare, and is slowly recovering its lost membership. Additionally, LA Care has agreed to utilize its best efforts to assign enrollees who do not specify an IPA to enroll with LNMG and other affected IPAs with the goal of doubling the enrollment of LNMG and the other affected IPAs from the lost enrollment caused by Tower's bankruptcy. As of December 2001, Care 1st Health Plan and U.H.P. Health have assigned approximately 3,000 enrollees to LNMG.

         The second factor is currently the subject of a lawsuit between LNMG and PacifiCare. In 2000, LNMG acquired the contracts and related enrollment of a medical group in San Diego which had a health plan contract with PacifiCare. Prior to the acquisition LNMG received written assurances from PacificCare that PacificCare would transfer its contract with LNMG. Shortly after the acquisition, PacificCare terminated its contract with LNMG and the provider in Chula Vista. The Chula Vista provider was forced to layoff several of its physicians. As a result, enrollment in San Diego has deceased from approximately 5,300 enrollees in November 2000 to approximately 1,600 enrollees currently.

Provider Networks

         LMC's physician network has experienced considerable growth. Growing from less than 600 providers at the end of 1996, LMC now boasts over 2,500 network providers. With this expansive coverage, LMC can offer its members greater choice over a greater service area.

         As required in its health plan contracts, LMC has ancillary networks of culturally sensitive providers in the following specialties:

              Physical Therapy                   Home Health
              Occupational Therapy               Durable Medical Equipment
              Speech Therapy                     Infusion
              Laboratory                         Behavioral Health
              Imaging Services                   Chemotherapy

Internal Operations

         Since its inception, LMC's management team has successfully organized and assembled an extensive and competent workforce. Each department is staffed with experts in their respective fields, and supervised by senior managers with wide ranges of experience. Staffing includes both clinical and professional components.

         Top management has assembled the departments and corresponding procedures to offer full-service MSO/IPA management, in order to allow LMC to continue its current growth pattern. These departments now manage in excess of $25 million in capitation revenue and are supported by a database with the following details:

         o        Credentialing: over 2,500 physician and ancillary providers.
         o Contracting: including 2,500 prospective providers in three states.
         o Employer Groups: more than 400 prospective Latino-owned or Latino-employing businesses.
         o Other Recruiting: health fair contact database of Latino community members.

         LMC's offices are furnished with state-of-the-art computer systems, software to support managed care claims processing, eligibility, and encounters/authorizations, and a sophisticated telephone system. LMC occupies an entire building in Long Beach, California and presently has 39 full time employees. The office total space is designed to accommodate up to 80 employees.

Brand Identity

         Management believes that LMC has successfully increased its awareness and brand identity through the use of various media and image and identity campaigns. Top management has been featured on most of the local network television broadcasts, including KNBC (channel 4), KTLA (channel 5), KABC (channel 7), KCAL (channel 9), and KTTV (channel 11). In addition, LMC has been reviewed in feature articles in Modern Healthcare, The Los Angeles Times, L.A. Business Journal, MedFax, Hispanic Business Magazine, and La Opinion. In the reviews, LMC has been depicted as a progressive, high-quality organization. As a result, LMC has become a recognized organization in the healthcare industry and the Latino community.

Competition

         The Company is subject to intense competition. The health care industry is highly fragmented, with many companies performing the services performed by the Company. Many of these competitors have limited operations, but several industry participants are comparable in size to or larger than the Company, have greater financial and managerial resources than the Company, and greater name recognition than the Company, but not in the Latino community.

Government Regulation

         The Company is subject to various federal, state and local laws affecting medical services businesses. The Federal Trade Commission and equivalent state agencies regulate advertising and representations made by businesses in the sale of their products, which apply to the Company. The Company is also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general.

Employees

         LMC currently has currently has approximately 39 full time employees. The employees include two executive officers. The Company does not have any employment agreements or collective bargaining agreements with any of its employees, although it intends to enter into employment agreements with the executive officers in the future.

Seasonality

         The Company's business is not expected to be substantially affected by seasonality.

Trademarks

         The Company has not been issued any registered trademarks for its "Latinocare Management" trade name. The Company plans to file trademark and tradename applications with the United States Office of Patents and Trademarks for its proposed tradenames and trademarks. No assurance can be given that the Company will be successful in obtaining any trademarks, or that the trademarks, if obtained, will afford the Company any protection or competitive advantages.

ITEM 2.  PROPERTIES

         The Company currently leases approximately 16,050 square feet of office space at 4150 Long Beach Boulevard, Long Beach, California 90807 for approximately $13,000 per month. The Company leases the space pursuant to a ten year lease which expires on April 30, 2010. After the first five years of the lease, the lease has a one year option to cancel the lease or to extend the lease for an additional two year period.

ITEM 3.  LEGAL PROCEEDINGS

         LNMG is currently the plaintiff in a lawsuit filed by it against PacificCare in 2001 for breach of contract. See "Item 1. Business - Patient Enrollment." The Company is not currently a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 5, 2001, LMC and the Company entered into an Agreement and Plan of Reorganization (the "Reorganization") which resulted in a share exchange between the shareholders of LMC and the Company, effective November 30, 2001. Pursuant to the Reorganization, LMC became a wholly owned subsidiary of the Company and the shareholders of LMC became the controlling shareholders of the Company. Upon completion of the Reorganization, (a) the 3,270,000 shares of the common stock of the Company owned by LMC were retired and cancelled, and (b) the Company had a total of approximately 14,529,100 shares of its common stock outstanding. The Boards of Directors of both LMC and the Company unanimously approved the Reorganization. The holder of 3,270,000 shares or approximately 79% of the total issued and outstanding shares of the Company voted for the Reorganization. The holders of a substantial majority of the outstanding common stock of LMC voted for the Reorganization and the holders of a small minority of the outstanding shares abstained. No shares of LMC or the Company voted against the Reorganization. The members of the Board of Directors of the Company before the closing of the Reorganization were replaced with members of the LMC Board of Directors.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the NASD OTC Bulletin Board Market under the symbol "LCMC." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

2001                                                     HIGH           LOW
----                                                     ----           ---
First quarter..................................          $ .75         $.25
Second quarter...............................            $0            $0
Third quarter...................................         $1.25         $.375
Fourth quarter..................................         $2.50         $.75



2000                                                     HIGH        LOW
----                                                     ----        ---
First quarter.................................           $0            $0
Second quarter..................................         $ .01         $0
Third quarter.................................           $*            $*
Fourth quarter................................           $*            $*

-----------

*Stock was not approved for trading.

         The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

         As of December 31, 2001, there were approximately 72 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts which is unknown. As of December 31, 2001, there were approximately 14,529,100 shares of common stock outstanding.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Cautionary Statements

         This Form 10-KSB contains financial projections, synergy estimates and other "forward-looking statements," as that term is used in federal securities laws, about Latinocare Management Corporation's financial condition, results of operations and business. These statements include, among others:

         o statements concerning the benefits that the Company expects will result from its business activities and certain transactions the Company has completed, such as the potential for increased revenues, decreased expenses and avoided expenses and expenditures; and

         o statements of the Company's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-KSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-KSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

                  (a)      volatility or decline of the Company's stock price;

                  (b)      potential fluctuation in quarterly results;

                  (c) barriers to raising the additional capital or to obtaining the financing needed to implement its full business plans;

                  (d)      inadequate capital to continue business;

                  (e) changes in demand for the Company's products and services;

                  (f)      rapid and significant changes in markets;

                  (g) litigation with or legal claims and allegations by outside parties;

                  (h)      insufficient revenues to cover operating costs.

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-KSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts'
expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

Results of Operations for Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 2000

         Total revenue for the twelve month period ending December 31, 2001 decreased by $577,963 to $2,342,882 from $2,882,845 in the prior year. The decrease in revenue for the twelve months ended December 31, 2001 as compared to the twelve months ended December 31, 2000 is primarily due to a decrease in member months caused by (1) the bankruptcy of Tower Corporation, which represents the loss of 16,508 member months, and (2) the termination by PacifiCare of a contract with LNMG, which represents the loss of 24,435 member months. The impact of these two items accounts for a decrease of approximately $420,000 in revenue. The impact of the Tower bankruptcy was partially offset by two new HMO contracts completed during the last two months of 2001. These two new contracts accounted for approximately 5,000 member months during 2001 and, during 2002, are expected to exceed the member months lost due to the Tower bankruptcy. The remaining decrease in revenue is primarily the result of the Company's decision to end its participation in a state program which paid the Company a commission for registering individuals in a program called Health Families. LNMG continues to participate in the program as a provider, but the Company no longer recruits individuals to sign up for the program.

         Operating and administrative expenses increased by $10,098 during the twelve months ended December 31, 2001 to $2,831,496 from $2,821,398 in the prior year. Salaries and benefits increased by $404,683 for the twelve months ended December 31, 2001 as compared to the twelve months ended December 31, 2000. This increase is due primarily to the following: (1) the Company's Chief Executive Officer, who had been compensated as a consultant for a portion of the twelve months ended December 31, 2001, was added to the Company's payroll, (2) the Company's business development department was expanded to promote employer and provider contact to increase the Company's visibility and membership, (3) the Company's health education and compliance departments were expanded to meet increased HMO and governmental requirements, and (4) core departments, including claims and provider services, were expanded to compensate for a loss of the Company's computer systems during June 2001 and the introduction of a new automated system which was implemented during the four months ended October 2001. Professional and consulting expenses decreased by $42,301 and general and administrative expenses decreased by $271,058 for the twelve months ended December 31, 2001 as compared to the twelve months ended December 31, 2000. Approximately $172,000 of the decrease in general and administrative expenses was attributable to the discontinuation of a state program in 2001 recruiting membership. Expenses related to the disposal of fixed assets and depreciation decreased by $81,226, and interest expense increased by $20,633 for the twelve months ended December 31, 2001 as compared to the prior year due to the issuance of an interest-bearing note to Cedars-Sinai Medical Center. The decrease in loss on assets abandoned is the result of non-recurring assets disposed of in 2000. The decrease in depreciation expense is primarily the result of assets becoming fully depreciated in 2000 or in the beginning of 2001.

         For  the  twelve  months  ended   December  31,  2001,   the  Company's
consolidated net loss was $580,504 as compared to a consolidated net profit of $8,190 for the twelve months ended December 31, 2000.

Liquidity and Capital Resources

         The Company had consolidated net cash of $2,604 at December 31, 2001 as compared to net cash of $65,532 as of December 31, 2000. The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of $2,484,482 at December 31, 2001 as compared to a working capital deficit of $898,954 at December 31, 2000. Cash flow used for operating activities decreased from $82,540 during the twelve months ended December 31, 2000 to $42,357 during the twelve months ended December 31, 2001. Cash used for investing activities increased from $123,077 during the twelve months ended December 31, 2000 to $341,933 during the twelve months ended December 31, 2001. Cash provided by financing activities increased from $0 during the twelve months ended December 31, 2000 to $236,648 during the twelve months ended December 31, 2001. Since December 31, 2000, the Company's capital needs have primarily been met from advances received from LNMG.

         The Company will have additional capital requirements during 2002 if the Company continues with its plan of acquisition and incubation of new IPAs and projects, and to pay operating costs. There is no assurance that the Company will have sufficient capital to finance its growth and business operations or that such capital will be available on terms that are favorable to the Company or at all. The Company is currently incurring operating deficits which are expected to continue until LNMG increases its patient enrollment, which depends in part on the Company raising additional working capital for marketing and acquisitions. The change is expected to be the result of adjustment to expenses and by increased revenues due to acquisitions, provided that the Company raises additional capital.

         The Company expects to have material capital requirements during 2002 as it relates to acquisitions of membership by LNMG, the IPA. Subject to the availability of capital, LNMG and the Company plan to acquire additional membership through the acquisition of IPAs and from individual physicians. The latter method is not the acquisition of physician's practices but rather the transfer of these physicians' membership from other IPAs to LNMG. The funds to make these acquisitions are expected to be generated from a private placement of common stock and warrants currently be made by the Company to raise approximately $1,000,000 of capital. The private placement commenced in late 2001 and involves the offer of 800,000 units at a price of $1.25 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock for a purchase price of $2.00 per share for a period of one year from the date of issuance, subject to extension until the shares underlying the warrants are registered with the Securities and Exchange Commission. The warrantholders have registration rights after issuance of the warrants. To date, no capital has been raised in the private placement and there is no assurance that the Company will raise additional capital.

         On July 23, 2001, Cedars-Sinai Medical Center (CSMC) sold its LMC common stock to LMC in consideration for a note in the amount of $1.75 million plus simple interest at the rate of 6% per annum. The note is payable in three installments on or before July 23, 2002. The first installment was due in January 2002 and was not paid. As a result, CSMC has the right to convert the note into 28% of the outstanding common stock of the Company, or a pro rata share if the promissory note is partially repaid. The Company expects to negotiate an extension with CSMC on the promissory note.

         LNMG was owned by Roberto Chiprut, M.D. who was a major shareholder and director of the Company and LMC until his recent death. Prior to his death, the Company and Dr. Chiprut had reached agreement and executed a contract for the Company to acquire his IPA and Company stock for $2.5 million contingent on the Company making certain milestone payments. The Company is in discussions with the heirs of Dr. Chiprut to make the purchase on essentially on the same terms as previously agreed upon with Dr. Chiprut, subject to the availability of capital. The Company currently does not have the funds to purchase Dr. Chiprut's stock and there is no assurance that the Company will be able to obtain sufficient capital to pay the purchase price for the stock.

ITEM 7.  FINANCIAL STATEMENTS LATINOCARE MANAGEMENT CORPORATION

                                               CONSOLIDATED FINANCIAL STATEMENTS

                                                           CONTENTS
        Independent Auditors Report.................................................................................... 17
        Consolidated balance sheet at December 31, 2001................................................................ 18
        Consolidated statements of operations from the years ended December 31, 2001, and 2000......................... 19
        Consolidated statements of stockholders' equity for the years ended December 31,
         2001 and 2000 ................................................................................................ 20
        Consolidated statements of cash flow for the years ended December 31, 2001 and 2000 ........................... 21
        Notes to Financial Statements.................................................................................. 22


                               JNS MARKETING, INC.
                   (Renamed Latinocare Management Corporation)

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS

                                                                           PAGE
                                                                           ----
         Report of Independent Public Accountants                          17

         Consolidated Balance Sheets                                       18

         Consolidated Statement of Operations and Deficit                  19

         Consolidated Statement of Changes in  Shareholders'
          Equity (Deficit)                                                 20

         Consolidated Statement of Cash Flows                              21

         Notes to Consolidated Financial Statements                        22-34

                       Report of Independent Accountants

To the Board of Directors
JNS Marketing, Inc.
Long Beach, California

We have audited the accompanying consolidated balance sheets of JNS Marketing, Inc. and its subsidiary as of December 31, 2001 and the related consolidated statements of operations, shareholders' accumulated deficit and cash flows for each of the two years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company';s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JNS Marketing, Inc. and subsidiary as of December 31, 2001 and the consolidated results of operations and its cash flows for each of the two years ended December 31, 2001 and 2000 in conformity with generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company have no earnings to date and has a significant accumulated deficit. These circumstances raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter are also described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Oppenheim & Ostrick, CPA'S

Culver City, California
February 28, 2002

                               JNS MARKETING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2001

                                                               December 31, 2001
                                                               -----------------
Current assets:
  Cash and cash equivalents                                     $       2,604
  Accounts receivable                                                   2,922
  Prepaid expenses and other current assets                            49,291
                                                               -----------------
      Total current assets                                             54,817
                                                               -----------------

Property and equipment:
  Net of accumulated depreciation                                     218,600
                                                               -----------------
      Total property and equipment                                    218,600
                                                               -----------------

Other assets:
  Deposit                                                              15,478
                                                               -----------------
      Total other assets                                               15,478
                                                               -----------------
                                                                  $   288,895
                                                               =================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                $   196,387
  Accrued expenses                                                    107,522
  Accrued interest payable                                             46,034
  Income tax payable                                                    1,600
  Due to related party                                                437,756
  Note payable - related party                                      1,750,000
                                                               -----------------
      Total current liabilities                                     2,539,299
                                                               -----------------

Shareholders' equity (deficit):
  Common stock, no par value; 50,000,000
    shares authorized; 14,529,100 shares
    issued and outstanding                                            997,652
  Accumulated deficit                                              (3,248,056)
                                                               -----------------
      Total shareholders' deficit                                  (2,250,404)
                                                               -----------------
                                                                  $   288,895
                                                               =================

See accompanying notes and Independent Auditors' report which are integral parts of these consolidated financial statements.

                               JNS MARKETING, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                   FOR YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                            Years Ended
                                                            December 31,
                                                    2001                 2000
                                                    ----                 ----
Revenue:
  Management fees- related party                $ 2,222,496         $ 2,666,719
  Management fees- others                           102,386             216,126
                                                ------------        ------------
                                                  2,324,882           2,882,845
                                                ------------        ------------
Costs and expenses:
  Salaries and benefits                           1,788,910           1,384,227
  Professional and consulting fees                  278,883             321,184
  General and administrative                        727,687             998,745
  Loss on assets abandoned                            8,144              28,865
  Depreciation                                       27,872              88,377
                                                ------------        ------------
                                                  2,831,496           2,821,398
                                                ------------        ------------

Operating income (loss)                            (506,614)             61,447
                                                ------------        ------------

Other income (expense):
  Interest expense                                  (73,090)            (52,457)
                                                ------------        ------------

Other income (loss) before income taxes            (579,704)              8,990

Provision for income taxes                              800                 800
                                               ------------         ------------

Net income (loss)                              $   (580,504)       $      8,190
                                               ============         ============

Earnings (Loss) per common share

       Basic                                   $      (0.04)      $        0.00
                                               ============         ============
       Diluted                                 $      (0.04)      $        0.00
                                               ============         ============

Weighted average common shares outstanding

       Basic                                     14,529,100          14,529,100
                                               ============        =============
       Diluted                                   14,529,100          14,529,100
                                               ============        =============

See accompanying notes and Independent Auditors' report which are integral parts of these consolidated financial statements.

                               JNS MARKETING, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                        FOR YEAR ENDED DECEMBER 31, 2001

                                                                                 Retained Earnings                Total
Shareholders'                             Common Stock                Additional             Accumulated
Equity                                  Shares        Amount            Paid-in                  Deficit
-----------------------            ------------      ---------        ----------           -------------      -------------
Balance At December
  31, 2000                            3,781,455      $ 952,727         $      0            $    (960,942)     $     (8,215)

Retirement of common
  stock                              (3,270,000)

Reissuance of new common
  stocks to existing
  shareholders of the
  acquiring company                  13,471,645

Issuance of new shares
  of stock :

  Common stock issued
    as part of
    cost of acquiring
    JNS Marketing                                      260,000           26,000                 ( 26,000)                0

  Common stock issued
    for services
    rendered                            100,000         10,000                                                      10,000

  Common stock issued
    to private investors
    prior to acquisition                186,000          8,925                                  (  8,925)                0


Transfer of acquiring
  company's accumulated
  deficit                                     0              0               0                (1,671,685)       (1,671,685)

Consolidated net loss
  for period ended
  december 31, 2001                           0              0               0                  (580,504)         (580,504)
                                     -------------   ----------     ------------             ------------      ------------

Balance At December
  31, 2001                           14,529,100      $  997,652    $         0              $ (3,248,056)      $(2,250,404)
                                     =============   ===========    ============             =============     ============



See accompanying notes and Independent Auditors' report which are integral parts of these consolidated financial statements.

                               JNS MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                         Years Ended
                                                                                                          December 31,
                                                                                                   2001                    2000
                                                                                                   ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss) from operations                                                      $         (580,504)     $       8,190

  Adjustment to reconcile net income (loss) from operations to cash provided (used) in operating activities:

       Depreciation                                                                                  27,872             88,377

       Loss on abandonment of assets                                                                  8,144             43,298

       Stock issued for services rendered 10,000 (increase) decrease in:

     Due from related party                                                                         634,882           (168,237)

     Accounts receivable                                                                             10,277             27,341
     Prepayments to PPM                                                                             (46,896)           (10,000)
     Deposits and other assets                                                                       10,039            (12,285)
  Increase (decrease) in:

     Accounts payable                                                                                82,307             21,923
     Accrued expense                                                                                 39,871             28,627
     Accrued interest                                                                             (154,435)             54,506
     Income tax                                                                                         800                800
                                                                                         -------------------     ----------------


      Net cash provided (used) from operating  activities                                            42,357             82,540
                                                                                         -------------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of business                                                                            (300,000)                 0
   Purchase of equipment                                                                            (41,933)          (123,077)
                                                                                         -------------------     ----------------

       Net cash used from investing activities                                                     (341,933)          (123,077)
                                                                                         -------------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Conversion of debt into equity                                                                   227,723                  0
   Private placement offering                                                                         8,925                  0
                                                                                         -------------------     ----------------

       Net cash provided from financing activities                                                  236,648                  0
                                                                                         -------------------     ----------------
       Net increase (decrease) in cash                                                              (62,928)           (40,537)

       Cash, beginning of the year                                                                   65,532            106,069
                                                                                         -------------------     ----------------
       Cash, end of the year                                                                      $   2,604            $65,532
                                                                                         ===================     ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for  interest                                                      $      0            $      0
                                                                                         ===================     ================
   Cash paid during the period for income taxes                                                   $      0            $      0
                                                                                         ===================     ================

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

   Conversion of debt to equity                                                                $ 1,040,183            $      0
                                                                                         ===================     ================

        Accrued interest on debt to equity conversion                                        $      27,254            $      0
                                                                                         ===================     ================

   Conversion of equity to debt                                                          $       1,750,000            $      0
                                                                                         ===================     ================
   Accrued interest on the equity to debt conversion                                        $       46,034            $      0
                                                                                         ===================     ================


See accompanying notes and Independent Auditors' report which are integral parts of these consolidated financial statements.

                               JNS MARKETING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

(1)      GENERAL BACKGROUND AND NATURE OF OPERATIONS:

          A. GENERAL BACKGROUND :

         JNS Marketing, Inc. (the "Company") was a reporting public shell company incorporated in the State of Colorado in July 1983 with no tangible assets, insignificant liabilities and no revenues as of October 31, 2001.

         Latinocare Management Corporation dba Latino Health Care was founded and incorporated on February 23, 1995 as a California for-profit stock corporation. Its sole purpose, when originally organized, was to manage all operations of Latinocare Network Medical Group (IPA), a related party who have common shareholders who influence the activities of both entities.

         Latinocare Management Corporation acquired JNS Marketing, Inc. in November 2001 purchasing 3,270,000 or approximately 86% of the issued and outstanding common stock of JNS Marketing, Inc. in exchange for $300,000. There was a delay in the planned acquisition date due to renegotiation of the acquisition cost which resulted in the issuance of an additional 260,000 new shares of common stock of the Company as part of the purchase price. The 3,270,000 shares common stock were subsequently retired and cancelled. The members of the Board of Directors of the Company before the purchase were replaced with the members of Latinocare Management Corporation's Board of Directors. Pro-forma financial information was reported on Form 8K in February 2002.

         The Company entered into an Agreement and Plan of Reorganization which will result in a share exchange between shareholders of Latinocare Management Corporation and the Company, whereby the Latinocare Management Corporation became a wholly owned subsidiary of the Company.

         The Company has a total of 14,529,100 shares of its outstanding common stock issued. 511,455 shares or 4% of the issued and outstanding common stock are owned by the original shareholders of the acquired company, 13,471,645 shares or 93% of the outstanding common stock have been issued to two members of Latinocare Management Corporation's Board of Directors, and new shares issued totaling 546,000 shares or 4% of the outstanding common stock issued consists of
(i) 260,000 shares of common stock issued to individuals as part of the Latinocare Management Corporation's renegotiated cost of acquiring the Company,
(ii) 100,0000 shares of common stock issued for services rendered and (iii) 186,000 shares of common stock issued to unaffiliated private investors.

         The Company is to be renamed as Latinocare Management Corporation and to reincorporate in the State of Nevada.

                               JNS MARKETING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

          B. NATURE OF OPERATIONS:

         The Company, a management service organization, is in the business of providing management and administrative services, and has developed a system of operations, management and marketing for independent practice associations engaged in providing health care services.

         The Company has targeted and successfully  reached four primary groups:
health  plans,   hospitals,   health  service  recipients  and  physicians  with
significant focus on the Latino market.

         Latinocare Network Medical Group, Inc., an Independent Physician Association (IPA), was incorporated on September 30, 1994, as a licensed medical group able to accept physician services risk from third-party payors and self-insured employers. The IPA was organized for the purpose of meeting the comprehensive health care needs of the Latino population and the lack to access to quality health care services available to the Latino community. The IPA has a network of private practicing physicians who provide quality health care services that are accessible, friendly, affordable, and culturally sensitive. It offers a wide range of comprehensive health care programs and services to keep its members and families healthy and productive.

        On November 1995, the Company has entered into a twenty-five (25) year Management Services Agreement with Latinocare Network Medical Group, Inc. to provide all management and administrative support, allowing the IPA to focus efforts on physician network development. These services include, among others; clerical and billing services, claims settlement and collection, accounting, financial and cash flow management, marketing and general administrative services (collectively, "Management Services"). The Company acts as the exclusive agent to the IPA with regards to seeking, negotiating, renewing, and executing managed care contracts.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        The Company's cash and available credit are not sufficient to support operations for the next year. A net loss of $1,671,793 was incurred from inception on February 1995 until December 31, 2000. For the twelve months ended December 31, 2001, the Company had a net loss of $580,504. The Company also had negative working capital and stockholders deficit at December 31, 2001.

        Management plan is to raise enough equity for the on-going twelve (12) months through private placements (see Note 12 - Subsequent Events) and individual investors; pay off the note issued to a related party; pay off a related party shareholder's equity interest; and to raise enough working capital to pay off liabilities and sustain operations. These consolidated financial statements have been prepared on the basis that adequate equity financing will be obtained.

                               JNS MARKETING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

          A. PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

          B. USE OF ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          C. REVENUE RECOGNITION:

         Revenues from professional services, primarily from management fees, are recognized on an accrual basis of accounting as services are performed or the amounts earned (in compliance with SOP 00-2), based on a percentage of capitation revenues received BY THE IPA, WHICH IS A RELATED PARTY TRANSACTION.

         The IPA has managed care contracts with various Health Maintenance Organizations (HMO) to provide medical services to subscribing members. Under these agreements, the IPA receives monthly capitation payments based on the number of each HMO's subscribing members whether or not a member requests services to be performed by the IPA. The Company receives 16% of all IPA collections.

         Revenues are also generated from risk pool settlements. Revenues from risk pool settlements (cash received) are surpluses distributed by the IPA from the HMO.

         Currently, two separate types of risk pools exist - specialty risk pools and hospital (institutional) risk pools. Specialty risk pools are reserve for specialist medical expenses whereas hospital risk pools relate to reserves for hospital expenses. These reserves are held by the HMO and surpluses are distributed, after year-end accounting of all claims, to the related physicians at fifty percent (50%), IPA at twenty-five percent (25%) and MSO (the Company) at twenty-five percent (25%).

          D. CASH AND CASH EQUIVALENTS:

         The Company considers all money market funds and highly liquid debt instruments with maturities of three months or less when acquired to be cash equivalents.

                             JNS MARKETING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



          E. ACCOUNTS RECEIVABLE:

         The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

          F. PREPAID PRIVATE PLACEMENT COSTS:

         Specific incremental costs directly attributable to proposed or actual offering of securities are deferred and charged against the gross proceeds of the offering. Management salaries and other general and administrative expenses are not allocated as costs of the offering. In the event that the offering does not take place, the prepaid private placement costs will be expensed immediately.

         G. PROPERTY, EQUIPMENT AND RELATED DEPRECIATION:

         Property and  equipment  are stated at cost.  Maintenance,  repairs and
minor  renewals  and   betterment's   are  expensed;   major   improvements  are
capitalized.

         Depreciation of property and equipment is provided for using the straight-line method over the estimated useful lives of the assets as follows:

                                                                   Estimated
                                                                  Useful Lives
                                                                 ---------------
                Leasehold improvements                            Life of lease
                Computer, equipment and office furniture           5 - 10 Years

       Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations.

         H. ADVERTISING EXPENSES:

         All advertising expenses are expensed as incurred.

                             JNS MARKETING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



         I. INCOME TAXES:

         The Company is taxed at C Corporation income tax rates. The Company recognizes deferred income tax under the asset and liability method of accounting. This method requires the recognition of deferred income taxes based upon the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities.

         J. ADOPTION OF RECENT ACCOUNTING STANDARDS:

         Segment Reporting:

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS" No. 131"), "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way companies report information about operating segments in annual financial statement. It also established standards for related disclosures about products and services, geographic areas and major customers.

         The disclosures prescribed in SFAS No. 131 became effective for the year ended December 31, 1998. The Company has determined that it operates as one business segment.

        The Company is not affected by the adoption of new accounting standards for Accounting for Derivative Instruments and Hedging Activities as well as the Accounting for Comprehensive Income as these activities did not occur in its operations.

        BUSINESS COMBINATION:

        SFAS 142 and SFAS 141, Business Combinations, are designed to improve reporting and disclosure with respect to goodwill and other acquired tangible assets. SFAS 141 eliminated the pooling of interest method as an accounting option for business combination while SFAS 142 modified the purchase method of accounting by eliminating the amortization of goodwill and substituting an impairment test. The FASB overcame several operation impediments to non-amortization including: the reporting level at which to conduct impairment reviews, consistency with SFAS 121 (accounting for the impairment of long-lived assets) and finite-lived goodwill. The emphasis will be on the fair value measurements of assets and liabilities instead of amortization. An impairment in the carrying value of an asset is recognized when the fair value of the asset is less than its carrying value.

                             JNS MARKETING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



(3)      PRIVATE PLACEMENT OFFERING AND PREPAID EXPENSES

         Prepaid expenses and other current assets consists of :

                  Prepaid private placement costs             $  46,896
                  Other current assets                            2,395
                                                                  -----
                                                              $  49,291

         The Private Placement Memorandum issued on March 1, 2001 in connection with the Company's offer of sale of its common stock ended in October 29, 2001 with a total gross receipts of $231,700. The price per share for this offering was $2.50 per share. Costs directly attributable to this offering of securities were charged against the gross proceeds. The net proceeds of $8,925 is recorded as additional paid-in capital in the acquiring company's books and were eliminated as a result of the acquisition.

         On November 30, 2001, a new Private Placement Memorandum was issued for qualified investors in connection with the Company's offer of sale of its common stock.

        The above prepaid private placement costs consists of printing, mailing and consulting fees that have been incurred as of December 31, 2001. These costs directly attributable to the offering of securities are deferred and will be charged against the gross proceeds of the offering of securities when the offering ends or is terminated.

(4)      PROPERTY AND EQUIPMENT:

      Property and equipment consists of the following:

                                                                   December 31,
                                                                       2001
                                                                   ------------
      Furniture, fixtures                                           $  83,785
            and office equipment

      Leasehold improvement                                            77,157

      COMPUTERS AND SOFTWARE                                          204,058
                                                                   ------------
                                                                      365,000

      LESS ACCUMULATED DEPRECIATION                                   146,400
                                                                   ------------
                                                                    $ 218,600
                                                                   ============

                             JNS MARKETING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


         Depreciation expense for the years ended December 31, 2001 and 2000 was:

                                                             December 31,
                                                            2001       2000
                                                         ---------    --------
                  Depreciation                           $27,872      $88,377
                                                         =========    ========

                  The Company periodically evaluates the net realizable value of long-lived assets, including property and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows.

(5)      NOTES PAYABLE - RELATED PARTY:

         Notes payable are all current and comprised of the following amounts as of:

                                                                  December31,
                                                                     2001
                                                                 -------------
         Cedars Sinai, shareholder, due
         on demand with interest at

         5.25% to 8% due annually                                $          0

         Cedars Sinai, shareholder, due
         on demand with interest at

         5.81% due annually                                                 0

         Cedars Sinai, shareholder, due
         on demand with interest at 8%
         due annually                                                       0

         Cedars Sinai, shareholder,
         due on demand with interest
         at 5.25% due annually                                              0

         Cedars Sinai, due July 23, 2002
         with interest at 6.0% per annum                            1,750,000
                                                                    ---------

         Total                                                     $1,750,000
                                                                    =========

         On June 12, 2001, Cedars Sinai (the Payee) exercised its option to convert all of the indebtedness evidenced by the above notes, including accrued interest, into shares of the Company's Common Stock which when combined with the number of shares of Common Stock issued to Payee equals twenty-eight (28%) of the issued and outstanding shares of the Common Stock, on a fully-diluted, convertible basis. Accrued interests from the above notes were recorded as additional paid-in capital upon conversion.

                             JNS MARKETING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

         On July 23, 2001, the total shares issued to Cedar Sinai amounting to $1,750,000 of common stock was redeemed by the Company by issuing a convertible note to Cedars Sinai for $1,750,000 bearing simple interest at the rate of 6% per annum (see Related Party Transactions - Note 10 for the retirement of the common stock).

         The notes for Cedars Sinai, due on July 23, 2002, matures as follows:

         $500,000 shall be paid on or before 120 days on or before the date of the note;
         $500,000 shall be paid on or before 240 days on or before the date of the note; and
         $750,000 and all accrued but unpaid interest shall be paid on or before the expiration of 360 days from the date of the note.

         This note shall be secured and that in the event of a breach by the Company, Cedars-Sinai's sole recourse shall be the repossession of that portion, if any, of its shareholdings (28% of the outstanding shares) from the Company pursuant to the following provision:

         a. For the first seven hundred fifty thousand dollars ($750,000) repaid by the Company, recourse shareholdings shall be reduced from twenty-eight percent (28%) of the issued and outstanding shares to not less than twenty percent (20%) of such issued and outstanding shares, or the portion thereof;

         b. For the next one million dollars repaid ($1,000,000) by the Company, recourse shareholdings shall be reduced from twenty percent (20%) of the issued and outstanding shares to zero percent (0%) of such issued and outstanding shares, or the portion thereof.

         If this note is not paid when due, the Company shall pay all costs of collections, including attorney's fees and costs and all expenses incurred on account of collection, whether or not suit is filed.

         As of December 31, 2001, no payments have been made by the Company. The Company plans to amend the terms of the above agreement with Cedar Sinai.

(6)      PROVISION FOR INCOME TAXES:

         The provision for taxes consists of the following for the period:

                                       Federal           State            Total
                                       -------           -----            -----
         Current                         $ 0             $800             $800
         Deferred                          0                0                0
                                          ---            -----            -----
                                         $ 0             $800             $800
                                          ===            =====            =====

         At year end December 31, 2001 and 2000, other than the minimum tax due to the State of California, no income tax accruals were recorded because the Company incurred a loss for the current year and has available net operating

                             JNS MARKETING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

loss (NOL) carry forwards of approximately $2,212,504 and $1,632,000, respectively, available to offset future taxable income. These NOL carry forwards expire beginning in 2010 and ending in 2014, fifteen years from the year in which the losses were incurred.

             Deferred tax assets and liabilities were not presented because the amounts were insignificant.

(7)      ADVERTISING:

          Advertising expense consists of the following:

                                                                Years ended
                                                                December 31,
                                                            2001            2000
                                                            ----            ----
                  Total                                   $1,958         $25,773
                                                           =====          ======

(8)      EMPLOYEE SAVINGS PLAN:

         On August 1, 2000, the Company adopted a 401(K) Profit Sharing Plan and Trust for the benefit of its employees and beneficiaries.

         Eligible employees may contribute a portion of their pretax annual compensation within specified limits. A discretionary matching contribution will be provided by the employer which may or may not be limited to its current accumulated net profit.

         There are no employer contributions to the plan for the years ended December 31, 2001 and 2000.

(9)      COMMITMENTS:

         The Company has entered into various operating leases for equipment and occupies its facility under a long-term lease agreement expiring in March 31, 2010 with option to cancel after five (5) years or extend. Future minimum lease payments under the non-cancelable leases for the remaining years are as follows:

                Period Ending
                December 31,                       Office Space              Equipment              Total
                -------------                      ------------              ---------              -------
                  2000                               111,163                    42,840              154,003
                  2001                               157,632                    38,282              195,914
                  2002                               157,632                    38,856              196,488
                  2003                               157,632                    38,856              196,488
                  Thereafter                         157,632                    93,774              251,406
                                                     -------                    ------              -------
                   Total                            $741,691                  $252,608             $994,299
                                                    --------                  --------             --------

                             JNS MARKETING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



         Total lease and rent expense consist of the following:

                                                        Years ended
                                                        December 31,
                                                    2001           2000
                                                    ----           ----

         Equipment lease                         $ 62,134       $ 48,145
         Office rent                              218,827        120,028
                                                  -------        -------
                                                 $280,961       $168,173
                                                  =======        =======

(10)     RELATED PARTY TRANSACTIONS :

        a. Latinocare Network Medical Group, Inc.:

        The CEO/President of Latinocare Network Medical Group, Inc. (IPA) is a member of the board of directors and a major stockholder for both the IPA and the Company until his recent death in February 2002. In light of this shareholder's death, the Company has the contractual right to acquire his shares of stock from the IPA and the Company for $2.5 million contingent on the Company making some milestone payments. The Company is in discussions with the heirs of the shareholder to make the purchase essentially on the same terms as previously agreed with the shareholder before his death.

         The Company and the IPA, are bound by a twenty-five year management services agreement. Under this agreement, the IPA has effectively transferred total contract and management control to the Company for the term of the agreement. In return for management and administrative services provided under the management service agreement, the Company receives management fees of sixteen percent (16%) of monthly capitation payments (based on predetermined rates) received by the IPA.

      The Company has been charging the IPA a management fee according to sliding scale based on enrollment. The management fee percentage was charged against the total capitation the IPA receives from members. The following matrix reflects this management fee arrangement:

         RATE                                                 ENROLLMENT
         -----                                                ----------
         16%                                                       0 - 20,000
         15%                                                  20,000 - 30,000
         14%                                                  30,000 - 40,000
         12%                                                  40,000 - 50,000

         In addition to management fees the Company is also entitled to receive fifty percent (50%) of the IPA's share of hospital (with hospital or HMO) and specialty risk pool settlements. Hospital and risk pools are revenues estimated for hospital and specialist medical expenses held in reserve until actual claims are adjudicated. Surpluses are distributed accordingly after all financial obligations are met.

                             JNS MARKETING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

         The Company also renders services on business development and marketing of products and services of the IPA.

         The  management   fees,   settlement   fees,   marketing  and  business
development from the IPA, paid and due to the Company were approximately:

                                                        Years ended
                                                        December 31,
                                                 2001                 2000
                                                 ----                 ----
         Management fee                        $1,576,295        $1,961,978
         Settlement fee                           182,904           334,976
         Marketing & BUSINESS DEVELOPMENT         463,297           369,765
                                                ---------         ---------
         Total                                 $2,222,496        $2,666,719
                                                =========         =========


         The IPA accounts for more than ninety percent (90%) of the Company's revenue. IPA has a concentration of customers of approximately eight (8) customers which are health maintenance organizations.

          Related party receivables and advances payable for the year ended:

                                                         December 31,
                                                             2001
                                                             ----
          Receivable from related party                   $ 356,776
          Payable to related party                         (794,532)
                                                           ---------

         Due (to)/from - Related Party                    $(437,756)
                                                           =========

         The above outstanding net payable to the IPA of approximately $437,756 was used as working capital.

B.       GONZALES-D'AVILA ENTERPRISE DBA JJ&M MANAGEMENT:

         The JJ&M's CEO/President is employed as a consultant/independent contractor of the Company up to July 2001 and is a stockholder and a member of the board of directors for JJ&M, the IPA and the Company.

         Consultant fees and reimbursement of expenses paid to the CEO/President are:

                                                            Years ended
                                                            December 31,
                                                       2001             2000
                                                       ----             ----
          Management fees                            $78,000        $123,500
                                                      ======         =======

                             JNS MARKETING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


C.       CEDARS SINAI MEDICAL CENTER :

         Cedars Sinai Medical Center, the Company's strategic partner, has been the largest single investor to the Company providing over $2 million including the accrued interest of approximately $290,000 that was converted to equity in June 2001. Cedar Sinai's financial support consisted of a convertible note payable of $1,000,000, issued November 30, 1996, and was converted into a twenty percent (20%) of the Company's common stock in 1997. The $750,000 and $62,460 of notes payable issued in 1996 and 1997 were converted into an additional eight percent (8%) equity interest, including accrued interest, on June 12, 2001.

         The Company has existing promissory notes to Cedars Sinai payable on demand with the balance (including interest) as of December 31, 2000 of $812,460. These notes were converted to eight percent (8%) of the outstanding common stock of Company in June 2001.

         On July 23, 2001, the Company issued a convertible note to Cedars Sinai in the amount of $1,750,000 bearing simple interest at the rate of 6% per annum payable in full on or before July 23, 2002, to redeem all shares issued to Cedars-Sinai. If the note is not repaid by that time, Cedar Sinai has the right to convert it into 28% of the outstanding common stock of the Company, subject to a pro-rata adjustment if the note is partially repaid (see Note 5 Notes Payable - Related Party). A full or partial conversion of the note would cause dilution in the ownership of the Company by its existing shareholders.

         Accordingly, capital stock is reduced for the redeemed value of the stock. For accounting purposes, the stock redemption is treated as a retirement of stock since California no longer allows for treasury stock reporting.

         Client made no repayment for the above loan as of December 31, 2001. The Company plans to amend the terms of the agreement subsequent to this balance sheet date.

(11)     SIGNIFICANT MANAGEMENT INVESTMENT:

         The current management and directors as a group beneficially owns approximately ninety three percent (93%) of the total shares issued and outstanding. By virtue of such stock ownership, the current management and directors as a group generally exercise control over the affairs of the Company.

(12)     SUBSEQUENT EVENTS:

        A.        MANAGEMENT AGREEMENT WITH IPA:

        The Company has recently changed the management agreement from a sliding scale agreement to a "cost plus" agreement. In the cost-plus model, the Company will charge the IPA, and all future acquired IPAs or IPAs managed by the Company, the entire cost of managing the business plus a fixed amount as profit margin. The cost component will vary among IPAs depending on negotiated terms of management.

                             JNS MARKETING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

        B.        STOCK OPTION PLAN:

        Effective as of January 31, 2002, the Board of Directors of the Company unanimously adopted the 2002 Stock Option Plan subject to shareholder ratification within twelve months of the adoption of the plan. The Company has not issued any stock options under the plan.

        C.        PRIVATE PLACEMENT OFFERING:

      The Private Placement Memorandum issued on March 1, 2001 in connection with the Company's offer of sale of its common stock ended in October 29,2001 (see Note 3 - Private Placement Offering). The price per share for this offering was $ 2.50 per share. Total new shares issued for this offering is 186,000 shares of the issued and outstanding common stock.

      On November 30, 2001, a new Private Placement Memorandum was issued for qualified investors in connection with the Company's offer of sale of its common stock. This offering will terminate on May 31, 2002, unless the Company extends the offering period up to an additional 180 days. The Company is offering 800,000 Units for a purchase price of $1.25 per Unit (maximum gross proceeds of $1,000,000). Each Unit includes one share of the Company's common stock and one Warrant to purchase on share of the Company's common stock for a purchase price of $2.00 per share at any time until one year after the date that they are issued. The Company has the option to increase a total amount of the offering by up to an additional $150,000 (120,000 shares). There is no minimum amount of the offering and the maximum offering is $1,150,000 (if the Company exercises its option to increase the maximum amount of the offering). The purchase price for the shares will be payable in full in cash upon subscriptions.

         The net proceeds from the offering are expected to be approximately $900,000 after the payment of offering costs including printing, mailing, legal, and accounting costs, and potential selling commissions and finder's or referral fees that may be incurred. The net proceeds from this offering are estimated to be utilized to pay marketing and promotion costs to obtain new enrollees; to finance acquisitions of IPAs; and for working capital purposes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         In February 2002, the Company engaged Oppenheim & Ostrick to prepare the Company's financial statements for transition of the Company's fiscal year end to December 31 and for the fiscal year ending December 31, 2001. The Company has terminated its engagement with Michael B. Johnson & Company. The Company had no disagreements with Michael B. Johnson & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Oppenheim & Ostrick has audited LMC's financial statements since 1999.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         The following table lists the executive officers and directors of the Company as of March 31, 2002:

          Name                                    Position
          ----                                    --------
      Jose J. Gonzalez           President, Chief Executive Officer, Secretary,
                                 and Chairman of the Board of Directors

      Joseph C. Luevanos         Chief Financial Officer, Chief Operating
                                 Officer and Director

      Juan J. Orellana           Vice President - Business Development


         JOSE J. GONZALEZ, age 55, has been the Chairman of the Board of Directors, President, Chief Executive Officer, and Secretary of the Company since October 2001. He has been the President and Chief Executive Officer of Latinocare Management Corporation ("LMC"), a wholly owned subsidiary of the Company, since its inception in February 1995. Mr. Gonzalez's connections to the community and marketing and business experience have played an important role in the development of LMC's customer base. Mr. Gonzalez has more than 30 years of experience in the health care industry, including hospital administration, group and Independent Physician's Association development, managing community clinics in Los Angeles and Orange County, and managed care contracting. From December 1984 to July 1987, he was President and Chief Executive Officer of Universal Medi-Co., which contracted with group practices to provide management and support services. In November 1983, he started the White Memorial Medical Group, a hospital based group practice. Mr. Gonzalez is currently a member of the Public Policy Committee for the California Association of Physicians Organizations, as well as a member of the Advisory Board of the California Department of Managed Health Care, an appointment he received from Governor Gray Davis. Mr. Gonzalez received a Bachelor of Arts Degree in Language and Communications from California State University, Long Beach in 1970 and a Masters Degree in Public Administration, Health Care Management from Pepperdine University in 1973.

         JOSEPH C. LUEVANOS, age 54, has been the Chief Financial Officer and Chief Operating Officer of the Company since October 2001 and a director of the Company since November 2001. Mr. Luevanos has been the Chief Financial Officer, Chief Operating Officer, and a director of LMC since August 2001. From August 2000 to July 2001, Mr. Luevanos worked as an independent consultant. From August 1997 to July 2000, Mr. Luevanos was the Executive Vice President for Finance and Chief Financial Officer of Bentley Health Care, Inc. At Bentley Health Care,

Inc. he provided executive oversight in the development and implementation of accounting and information systems, financial models for reviewing and evaluating external proposals, and strategic business plans. He also participated in contract negotiations with major medical centers to develop state of art cancer centers and with major investment banks to obtain funding for the company. From December 1976 to August 1997, Mr. Luevanos worked for Cedars-Sinai Medical Center ("CSMC"). From March 1982 to August 1997, he was the Chief Financial Officer and Senior Vice President of CSMC, responsible for the overall operations of the general accounting, third party reimbursement, contracting, risk management, cash management, and investment portfolio departments. He was also an Ex Officio Member of the Board of Directors and Assistant Treasurer of CSMC Corporation, served as Chairman of the Board of Directors of the Medical Center for-profit subsidiary of CSMC, and had executive oversight of CSMC's investment portfolio with assets in excess of $250 million. From January 1980 to February 1992, Mr. Luevanos was the Director of Finance of CSMC, responsible for organizing and managing the process for several bond financing transactions and the process for the preparation of the Medical Center annual budget and the automated systems to track actual results in comparison to the budget. From December 1976 to December 1979, Mr. Luevanos was the Controller for CSCM, responsible for developing, organizing, and managing the financial process for negotiation of construction financing through the State of California loan program. Mr. Luevanos has been a member of the Board of Directors of Proyecto Pastoral in Los Angeles, California since 1998 and a member of the Board of Directors of Latino Care in Los Angeles, California since 1996. He was a member of the Board of Directors of Public Counsel in Los Angeles, California from 1992 to 1997 and a member of the Loan Committee of the Officer of Statewide Health Planning and Development for the State of California from 1979 to 1984. Mr. Luevanos received a Bachelor in Business Administration from Loyola University in Los Angeles, California in 1969. He became a Certified Public Accountant in the State of California in 1973.

         JUAN J. ORELLANA, age 29, has been the Vice President of Business Development of the Company since January 2, 2002. Prior to joining the firm, he conducted market development activities for Lucent Technologies' optical networking group focusing on the Caribbean and Latin American markets. Mr. Orellana also served in several marketing and international finance roles at AT&T and AT&T Wireless Services. He holds a Bachelor in Business Administration from the University of California at Berkeley and an MBA from the Kellogg School of Management.

ITEM 10.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

EXECUTIVE OFFICER COMPENSATION

         The annual compensation for the executive officers of the Company has not yet been determined, but is expected to be established by a resolution of the Company's Board of Directors in the near future. The following table and notes set forth the annual cash compensation paid to Jose Gonzalez, the President, Chief Executive Officer, and Secretary of the Company, by LMC during its fiscal years ended December 31, 2001, 2000, 1999, and 1998, respectively, and the annual cash compensation paid to Joseph Luevanos, the Chief Financial Officer and Chief Operating Officer of the Company, by LMC during its fiscal year ended December 31, 2001. The following table sets forth cash compensation paid for services rendered to the Company by the Company's executive officers during its last fiscal year ended December 31, 2001. No other executive officer received compensation in excess of $100,000 in any such year.

                           SUMMARY COMPENSATION TABLE

                                                                                                Long-term Compensation Awards
                                                                                                -----------------------------
                                                         Annual Compensation                  Awards           Payouts
                                                         -------------------                  ------           -------
                                                                            Other     Restricted  Securities
                                             Fiscal                         Annual       Stock    Underlying    Ltip     All Other
              Name and Principal Position      Year       Salary   Bonus      Comp      Awards      Options    Payouts  Compensation
              ---------------------------      ----       ------   -----      ----      ------      -------             ------------
             Jose J. Gonzalez..............       2001   $66,000   - 0 -      - 0 -      - 0 -       - 0 -      - 0 -     $78,000(1)
               President, Chief Executive
               Officer, and Secretary

                                                  2000    - 0 -    - 0 -      - 0 -      - 0 -       - 0 -      - 0 -    $144,000(1)

                                                  1999    - 0 -    - 0 -      - 0 -      - 0 -       - 0 -      - 0 -    $144,000(1)

                                                  1998    - 0 -    - 0 -      - 0 -      - 0 -       - 0 -      - 0 -    $151,000(1)

             Joseph Luevanos...............       2001   $168,000  - 0 -      - 0 -      - 0 -       - 0 -      - 0 -        - 0 -
               Chief Financial Officer and
               Chief Operating Officer


(1)      Prior to July 2001, Mr. Jose J. Gonzalez received consulting fees from the Company.

EMPLOYMENT AGREEMENTS

         The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

STOCK OPTION PLAN

         On January 31, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan for Directors, Executive Officers, Employees and Key Consultants of the Company (the "2002 Plan"). The 2002 Plan was ratified by the shareholders of the Company at the Company's annual meeting of the shareholders held on February 28, 2002. The 2002 Plan authorizes the grant of up to 1,500,000 options to purchase up to 1,500,000 shares of common stock. To date, no stock options have been granted under the 2002 Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the names and addresses of the executive officers and directors of the Company and all persons known by the Company to beneficially own 5% of more of the issued and outstanding common stock of the Company.

                                                                   Percentage of
                   Name & Address          Number of Shares   Outstanding Shares
Title of Class     of shareholder       Beneficially Owned(5) Beneficially Owned
--------------    -------------------   --------------------- ------------------
Common Stock      Jose J. Gonzalez (1)              6,904,218         47.5%

Common Stock      The Estate of Dr. Roberto         6,567,427         45.2%
                  Chiprut (2)
-----------

         (1) Mr. Jose J. Gonzalez is the Chairman of the Board, Chief Executive Officer, President, and Secretary of the Company.

         (2) Dr. Roberto Chiprut is a former director of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On July 23, 2001, Cedars-Sinai Medical Center sold its LMC common stock to LMC in consideration for a note in the amount of $1,750,000 plus simple interest at the rate of 6% per annum, payable $500,000 on or before 120 days from the date of the note, $500,000 on or before 240 days from the date of the note, and $750,000 plus accrued interest on or before 360 days from the date of the note. The Company has not made the first payment due on the note. Consequently, Cedars-Sinai Medical Center has the right to convert the note into 28% of the outstanding common stock of the Company, or a pro rata share if the promissory note is partially repaid. The Company plans to commence negotiations with Cedars-Sinai Medical Center to amend note.

         Pursuant to a management services agreement between LMC and LNMG, dated November 30, 1995, LMC is LNMG's exclusive MSO until the expiration of the management agreement on November 30, 2020. See "Item 1. BUSINESS - General." Until his death in February 2002, the President and Chief Executive Officer of LNMG, Dr. Roberto Chiprut, was a member of the Board of Directors and a major stockholder of both LNMG and the Company. In November 2000, Dr. Chiprut and the Company reached an agreement pursuant to which the Company agreed to repurchase Dr. Roberto Chiprut's shares of the Company's common stock in exchange for a payment of $1,000,000 and subsequent payments over a three-year period for a total of $2,500,000 plus 6% interest on the unpaid balance. This agreement is contingent upon receipt of future equity financing by the Company, which financing is anticipated to occur after December 31, 2001.

         Jose J. Gonzalez, the owner, President and Chief Executive Officer of Gonzalez-D'Avila Enterprise dba JJ&M Management, was a consultant to the Company until July 2001. Mr. Gonzalez is now a major stockholder and a member of the Board of Directors of LNMG and the Company. Mr. Gonzalez is also the Chief Executive Officer, President, and Secretary of the Company. During fiscal year ended December 31, 2001, Mr. Gonzalez received $78,000 in consulting fees from the Company in addition to his salary, resulting in total compensation of $144,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

       EXHIBIT    DESCRIPTION
         NO.
       -------    --------------
         3.1      Articles of Incorporation
         3.2      Bylaws
         4.1      Specimen Certificate for Common Stock
         4.2      Non-Qualified Employee Stock Option Plan (1)
         10.1     Agreement and Plan of Merger  between JNS  Marketing,  Inc., a
                  Colorado Corporation, and Latinocare Management Corporation, a
                  Nevada  Corporation,  for the  reincorporation and name change
                  (1)
         10.2     Agreement and Plan of  Reorganization  between JNS  Marketing,
                  Inc.  a  Colorado   Corporation,   and  Latinocare  Management
                  Corporation,  a  California  Corporation,   for  the  business
                  combination  (2)
         10.3     Management    Agreement    between    Latinocare    Management
                  Corporation,  a Colorado  Corporation,  and Latinocare Network
                  Medical Group, an Independent Physician Association
         10.4     Promissory Note Payable to Cedars-Sinai  Medical Center, dated
                  July 23, 2001.
-----------

         (1) Incorporated by reference from the exhibits included in the Company's Proxy Statement filed with the Securities and Exchange Commission for the Annual Meeting of the Shareholders of the Company held on February 28, 2002.

         (2) Incorporated by reference from the exhibits included with the Company's prior Report on Form 8-K filed with the Securities and Exchange Commission, dated November 1, 2001.

(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the last quarter of the fiscal year ended December 31, 2001.

         Report on Form 8-K dated October 10, 2001, relating to the extension of the Closing Date of the Share Purchase Agreement between Walter Galdnezi, JNS Marketing, Inc., and Latinocare Management, Inc. to October 30, 2001

         Report on Form 8-K dated November 1, 2001, relating to the business combination between JNS Marketing, Inc. and Latinocare Management Corporation, a California corporation.

         Report on Form 8-K dated December 14, 2001, relating to the pro forma financial statements for the business combination between JNS
         Marketing, Inc. and Latinocare Management Corporation, a California corporation.

         Report on Form 8-K/A dated February 1, 2002, relating to the financial statements of Latinocare Management Corporation, a California corporation, for the business combination between JNS Marketing, Inc. and Latinocare Management Corporation, a California corporation.

         Report on Form 8-K dated February 11, 2002, relating to changes in the Company's certifying accountant.

         Report on Form 8-K dated March 12, 2002, relating to the death of Dr. Roberto Chiprut, a director of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2002            LATINOCARE MANAGEMENT CORPORATION

                                 BY:  \s\ Jose J. Gonzalez
                            -----------------------------------------------
                                       Jose J. Gonzalez, Chairman of the Board,
                                       Chief Executive Officer, and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:  \s\ Jose J. Gonzalez
   --------------------------------------------------
   Jose J. Gonzalez, Chairman, President,                      March 31, 2002
   Chief Executive Officer, and Secretary


BY:  \s\ Joseph Luevanos
   --------------------------------------------------
   Joseph Luevanos, Director, Chief Financial Officer,         March 31, 2002
   and Chief Operating Officer

                                   EXHIBIT 3.1

                                   EXHIBIT 3.2

                                  EXHIBIT 10.3

                                  EXHIBIT 10.4