Form 10QSB
period 2002-03-31
JNS MARKETING INC
filed 2002-05-20
CIK 743758

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal quarter ended: March 31, 2002


                         Commission file number 0-13215
                                   -----------

                        LATINOCARE MANAGEMENT CORPORATION
             (Exact name of registrant as specified in its charter)

        NEVADA                                            30-0050402
       --------                                        ---------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


             4150 Long Beach Boulevard, Long Beach, California 90807
               (Address of principal executive offices) (Zip Code)

                                 (562) 997-4420
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                     WHICH REGISTERED
-------------------                                 -------------------------
   COMMON STOCK                                               OTC


                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The aggregate market value of voting stock held by non-affiliates of the registrant was $1,639,055 as of March 31, 2002 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by the NASDAQ).

         There were 14,529,100 shares outstanding of the registrant's Common Stock as of March 31, 2002.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I -  FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                         2

 Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001        2

 Statements of Operations for the Three Months ended March 31, 2002
  and March 31, 2001                                                          3

 Statement of Stockholders' Deficit for the year ended December 31, 2001,
  and for the Three Months ended March 31, 2002 (unaudited)                   4

 Statements of Cash Flow for the Three Months ended March 31, 2001 and 2002   5

 Notes to Condensed Consolidated Financial Statements (unaudited)             6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                            15

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   18

          SIGNATURES                                                         19

                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002

                                     ASSETS

         CURRENT ASSETS:

           Cash and cash equivalents                        $      8,873
           Accounts receivable                                       298
           Prepaid expenses and other current assets              88,243
                                                               ---------
               Total current assets                               97,414

         Property and equipment:
           Net of accumulated depreciation                       204,850
                                                               ---------
               Total property and equipment                      204,850
                                                               ---------

         Other assets:
           Deposit                                                15,478
                                                               ---------
               Total other assets                                 15,478
                                                               ---------
                                                            $    317,742
                                                               =========
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

         CURRENT LIABILITIES:
           Accounts payable                                 $    199,709
           Accrued expenses                                      153,823
           Accrued interest payable                               72,299
           Income tax payable                                      1,600
           Due to related party                                  803,399
           Note payable - related party                        1,750,000
                                                               ---------
               Total current liabilities                       2,980,830
                                                               ---------

         SHAREHOLDERS' EQUITY (DEFICIT):
           Common stock, par value $.001; 50,000,000
             Shares authorized; 14,529,100 shares issued
             and outstanding                                     997,652
           Preferred stock, par value $ .001; 2,000,000
             Shares authorized; no shares issued and
             outstanding                                               0
           Additional paid-in capital                             10,000
           Accumulated deficit                                (3,670,740)
                                                               ---------
               Total shareholders' deficit                    (2,663,088)
                                                               ---------
                                                            $    317,742
                                                               =========

         See accompanying notes and accountants' review report which are integral parts of these consolidated financial statements.

                                                                          Page 3
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                           Three Months Ended
                                                               March  31,
                                                          2002           2001
                                                          ----           ----
         Revenue:
           Management fees- related party             $   355,556   $   511,078
           Management Fees- Others                         16,821        42,950
                                                        ---------      ---------
                                                          372,377       554,028

         Costs and expenses:
           Salaries and benefits                          482,738       351,292
           Professional and consulting fees               113,134       146,833
           General and administrative                     158,369       126,624
           Depreciation                                    13,750         9,900
                                                        ---------      ---------
                                                          767,991       634,649

         Operating Income (Loss)                         (395,614)      (80,621)
                                                        ---------      ---------

         Other income (expense):
           Interest Expense                               (26,270)      (12,927)
                                                        ---------      ---------

         Other income (loss) before income taxes         (421,884)      (93,548)

         Provision for Income Taxes                           800           800
                                                        ---------     ---------

         Net Income (Loss)                            $  (422,684)   $  (94,348)
                                                        =========      =========

         Earnings (Loss) per common share

                Basic                                 $     (0.03)   $     0.00
                                                        =========      =========

                Diluted                               $     (0.03)   $     0.00
                                                        =========      =========

         Weighted average common shares outstanding

                Basic                                  14,529,100    14,529,100
                                                       ==========    ==========

                Diluted                                14,529,100    14,529,100
                                                       ==========    ==========






  See accompanying notes and accountants review report which are integral parts of these consolidated financial statements

                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                 MARCH 31, 2002

                                            Retained Earnings         Total
                           Common Stock     Additional Accumulated Shareholders'
                         Shares      Amount   Paid-in   Deficit       Equity
                       ----------  ---------  -------- ------------ ------------

Balance at December
  31, 2000              3,781,455  $ 952,727   $     0   $(960,942)    $ (8,215)

Retirement of common
  stock                (3,270,000)

Reissuance of new common
  stocks to existing
  shareholders of the
  acquiring company    13,471,645

Issuance of new shares of stock:

  Common stock issued
    as part of
    cost of acquiring
    JNS Marketing         260,000     26,000              ( 26,000)           0

  Common stock issued
    for services
    rendered              100,000     10,000                             10,000

Common stock issued
  to private investors
  prior to acquisition    186,000      8,925              (  8,925)           0

Transfer of acquiring
  company's accumulated
  deficit                       0          0         0  (1,671,685)  (1,671,685)

Consolidated net loss
  for period ended
  December 31, 2001             0          0         0    (580,504)    (580,504)
                       ----------  ---------  -------- ------------ ------------
Balance at December
  31, 2001             14,529,100  $ 997,652         0  (3,248,056)  (2,250,404)

Private placement
  Offering                                      10,000                   10,000

Consolidated net loss
  for three months
  Ended Mar 31, 2002                                    (  422,684)   ( 422,684)
                       ----------  ---------  -------- ------------ ------------
Balance at
   March 31, 2002      14,529,100  $ 997,652  $ 10,000 $(3,670,740) $(2,663,088)
                       ==========  =========   ======== ==========   ==========

   See accompanying notes and accountants review report which are integral parts of these consolidated financial statements

                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                               Three Months
                                                                March  31,
                                                           2002           2001
                                                           ----           ----
         CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income (loss) from operations             $  (422,684) $( 94,348)
           Adjustment to reconcile net income (loss) from
             operations to cash provided (used) in operating
             activities:
                Depreciation                                  13,750      9,900

           (Increase) decrease in:
              Accounts receivable                              2,624          0
              Other current assets                           (38,952)   (66,889)

            Increase (decrease) in:
              Accounts payable                                 3,322     54,068
              Accrued expense                                 46,301    ( 6,886)
              Accrued interest                                26,265     13,217
              Income tax                                           0        800
                                                            --------    -------

       Net cash used from operating activities              (369,374)   (90,138)
                                                            --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of equipment                                  0     (1,448)
                                                            --------    -------

                Net cash used from investing activities            0     (1,448)
                                                            --------     ------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Related party loan                               365,643     94,408
            Private placement offering                        10,000          0
                                                           ---------    -------

                Net cash provided from financing activities  375,643     94,408
                                                           ---------    -------

                Net increase (decrease) in cash                6,269      2,822

                Cash, beginning of the year                    2,604     65,532
                                                           ---------    -------

                Cash, end of the year                      $   8,873  $  68,354
                                                           =========    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
            Cash paid during the period for  interest      $       0  $       0
                                                           =========    =======

            Cash paid during the period for income taxes   $     987  $     275
                                                           =========    =======

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
      Accrued interest on notes payable                    $       0  $  13,217
                                                           =========    =======

      Accrued interest on the equity to debt conversion    $  26,265  $       0
                                                           =========    =======







     See accompanying notes and accountants review report which are integral parts of these consolidated financial statements

                                                                          Page 6
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(1)      General Background and Nature of Operations:

a.       General background:
                  Latinocare Management Corporation (the "Company") was incorporated in the State of Nevada on January 22, 2002. The Company, a management service organization, is in the business of providing management and administrative services, and has developed a system of operations, management and marketing for independent practice associations engaged in providing health care services. The Company is authorized to issue two classes of shares - Common Stock and Preferred Stock. The total number of shares which the Company is authorized to issue is 50,000,000 common shares at $ .001 par value and 2,000,000 preferred shares at $ .001 par value. The preferred stock may be issued in such series as are designated by the Board of Directors. The Board of Directors may fix the number of authorized shares of preferred stock for each series, and the rights, preferences and privileges of each series of preferred stock.

                  JNS Marketing, Inc. (JNS) is a reporting public shell company incorporated in the state of Colorado in July 1983 with no tangible assets, insignificant liabilities and no revenues as of December 31, 2001. For the three months ended March 31, 2002, JNS have no revenues and activities.

                  Latinocare Management Corporation - California (LMC) dba Latino Health Care was founded and incorporated on February 23, 1995 as a California for-profit stock corporation. Its sole purpose, when originally organized, was to manage all operations of Latinocare Network Medical Group (IPA), a related party who have common shareholders who influence the activities of both entities.

                  LMC acquired JNS in November 2001 purchasing 3,270,000 or approximately 86% of the issued and outstanding common stock of JNS Marketing, Inc. in exchange for $300,000. There was a delay in the planned acquisition date due to renegotiation of the acquisition cost which resulted in the issuance of an additional 260,000 new shares of common stock of the Company as part of the purchase price. The 3,270,000 shares common stock were subsequently retired and cancelled. The members of the Board of Directors of the Company before the purchase were replaced with the members of LMC's Board of Directors.

                  LMC and JNS entered into an Agreement and Plan of Reorganization which will result in a share exchange between shareholders of two companies, whereby LMC will become a wholly owned subsidiary of the Company. JNS was renamed as Latinocare Management Corporation, reincorporated in the State of Nevada on January 2002 and which is referred in this report as the "Company".

                         See accountants' review report

                                                                          Page 7
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(1)      General Background and Nature of Operations (Cont'd):

a.       General background (cont'd):
                  The Company has a total of 14,529,100 shares of its outstanding common stock issued. 511,455 shares or 3% of the issued and outstanding common stock consist of the original shareholders of the acquired company, 13,471,645 shares or 93% of the outstanding common stock were issued to two members of the Company's Board of Directors; and new shares issued totaling 546,000 shares or 4% of the outstanding common stock issued consists of 260,000 shares of common stock issued to individuals as part of LMC's renegotiated cost of acquiring the Company, 100,0000 shares of common stock issued for services rendered and 186,000 shares of common stock issued to unaffiliated private investors.

b.       Nature of operations:
                  The  Company  is in  the  business  of  providing  management,
         administrative   services  and  marketing  for   independent   practice
         associations engaged in providing health care services.

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

                         See accountants' review report

                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


(2)      Summary of Significant Accounting Policies:

                  The Company has prepared interim financial statements that include all adjustments which, in the opinion of management, are necessary to make the financial statements not misleading. The Company believes that all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of the interim periods presented in this report have been made.

                  The Company's cash and available credit are not sufficient to support operations for the next year. A net loss of $3,248,056 was incurred from inception on February 1995 until December 31, 2001. For the three months ended March 31, 2002, the Company had an additional net loss of $422,683. The Company also had negative working capital and stockholders deficit at March 31, 2002.

                  Management plan is to raise enough equity through private placements (see Note 13 - Subsequent Events) and individual investors; pay off the note issued to a related party; pay off a related party shareholder's equity interest; and to raise enough working capital to pay off liabilities and sustain operations. These consolidated financial statements have been prepared on the basis that adequate equity financing will be obtained.

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

c.       Revenue Recognition:
                  Revenues from professional services, primarily from management fees, are recognized on an accrual basis of accounting as services are performed or the amounts earned (in compliance with SOP 00-2), based on a percentage of capitalization revenues received by the IPA, which is a related party transaction.

                         See accountants' review report

                                                                          Page 9
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


(2)   Summary of Significant Accounting Policies (cont'd):

c.       Revenue Recognition (cont'd):
                  The  IPA  has  managed  care  contracts  with  various  Health
         Maintenance Organizations (HMO) to provide medical services to subscribing members. Under these agreements, the IPA receives monthly capitation payments based on the number of each HMO's subscribing members whether or not a member requests services to be performed by the IPA. The Company receives 16% of all IPA collections.

                  Revenues are also generated from risk pool settlements. Revenues from risk pool settlements (cash received) are surpluses distributed by the IPA from the HMO.

                  Currently, two separate types of risk pools exist - specialty risk pools and hospital (institutional) risk pools. Specialty risk pool are reserve for specialist medical expenses whereas hospital risk pool relate to reserves for hospital expenses. These reserves are held by the HMO and surpluses are distributed, after year-end accounting of all claims, to the related physicians at fifty percent (50%), IPA at twenty-five percent (25%) and the Company at twenty-five percent (25%).

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

                         See accountants' review report

                                                                         Page 10
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


(2)      Summary of Significant Accounting Policies (cont'd):

g.       Property, Equipment and Related Depreciation (cont'd):

                  Depreciation of property and equipment is provided for using the straight-line method over the estimated useful lives of the assets as follows:

                                                               Estimated
                                                              Useful Lives
                                                              ------------
                Leasehold improvements                        Life of lease
                Computer, equipment and office furniture      5 - 10 Years

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

                         See accountants' review report

                                                                         Page 11
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(2)      Summary of Significant Accounting Policies (cont'd):

j.       Adoption of Recent Accounting Standards (cont'd):

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

(3)      Private Placement Offering and Prepaid expenses:

         Prepaid expenses and other current assets consists of:

               Prepaid private placement costs                   $  86,346
               Other current assets                                  1,897
                                                                   -------
                                                                 $  88,243

                  On November 30, 2001, a Private Placement Memorandum was issued for qualified investors in connection with the Company's offer of sale of its common stock.

                  The above prepaid private placement costs consists of printing, mailing and consulting fees that have been incurred from the offering date to March 31, 2002. These costs directly attributable to the offering of securities are deferred and will be charged against the gross proceeds of the offering of securities when the offering ends or is terminated.

(4)      Property and Equipment:

         Property and equipment consists of the following:

                                    March 31,
                                      2002

           Furniture, fixtures and office equipment        $  83,786
           Leasehold improvement                              77,157
           Computers and software                            171,013
                                                             -------
                                                             331,956

           Less accumulated depreciation                     127,106
                                                             -------
                                                           $ 204,850

                         See accountants' review report

                                                                         Page 12
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001



(4)      Property and Equipment (cont'd):

         Depreciation expense for the three months ended March 31, 2002 and 2001 was:

                                                            March 31,
                                                        2002       2001
                                                       -------   --------
            Depreciation                            $  13,750    $  9,900
                                                       =======   ========

                  The Company periodically evaluates the net realizable value of long-lived assets, including property and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows.

(5)      Notes Payable - Related Party:

                  Notes payable are all current and comprised of the following amounts as of March 31, 2002:

         Cedars Sinai, due July 23, 2002
         with interest at 6.0% per annum                 $ 1,750,000
                                                           =========


         The notes for Cedars Sinai matures as follows:

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

                         See accountants' review report

                                                                         Page 13
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(5)      Notes Payable - Related Party (cont'd):

                  If this note is not paid when due, the Company shall pay all costs of collections, including attorney's fees and costs and all expenses incurred on account of collection, whether or not suit is filed.

                  As of March 31, 2002, no payments were made by the Company nor any collection actions from Cedar Sinai. The Company plans to amend the terms of the above agreement with Cedar Sinai.

(6)      Provision for Income Taxes:

                  The provision for taxes consists of the following for both periods ended March 31, 2002 and 2001:

                                      Federal       State         Total
                                      ------       ------        ------
         Current                    $      0     $    800      $    800
         Deferred                          0            0             0
                                      ------       ------        ------
                                    $      0     $    800      $    800
                                      ======       ======        ======

                  Other than the minimum tax due to the State of California, no income tax accruals were recorded because the Company incurred a loss for the previous and current years and has available net operating loss
         (NOL) carry forwards at year ended December 31, 2001 and three months ended March 31, 2002 of approximately $2,212,504 and $ 2,635,187 respectively, available to offset future taxable income. These NOL carry forwards expire beginning in 2010 and ending in 2014, fifteen years from the year in which the losses were incurred.

                  Deferred tax assets and liabilities were not presented because the amounts were insignificant.

(7)      Advertising:

         Advertising expense consists of the following:

                                                      Three Months Ended
                                                          March  31,
                                                      2002       2001
                                                    -------    -------
         Total                                    $   2,100    $ 1,096
                                                    =======    =======


                         See accountants' review report

                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001



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

                  There are no employer contributions to the plan for the three months ended March 31, 2002 and 2001.

(9)      Commitments:

                  The Company has entered into various operating leases for equipment and occupies its facility under a long-term lease agreement expiring in March 31, 2010 with option to cancel after five (5) years or extend. Future minimum lease payments under the non-cancelable leases for the remaining years are as follows:

              Period Ending
              March  31,               Office Space     Equipment     Total
              -------------            ------------     ---------     ---------
              2001                        $ 157,632     $  38,282     $ 195,914
              2002                          157,632        38,856       196,488
              2003                          157,632        38,856       196,488
              2004                          157,632        38,856       196,488
              Thereafter                    157,632        16,062       173,694
                                            -------        ------       -------
              Total                       $ 788,160     $ 170,912     $ 959,072

                  Total lease and rent expense consist of the following:

                                                   Three Months Ended
                                                       March  31,
                                                    2002       2001

         Equipment lease                             $  13,750  $  9,782
         Office rent                                    62,288    63,624
                                                        ------    ------
                                                      $ 76,038  $ 73,406

                         See accountants' review report

                                                                         Page 15
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


(10)     Related Party Transactions:

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

                  The Company has been charging the IPA a management fee according to sliding scale based on enrollment. The management fee percentage was charged against the total capitation the IPA receives from members. The following matrix reflects this management fee arrangement:

         RATE                                           ENROLLMENT
         -----                                          ----------
         16%                                            0 - 20,000
         15                                             20,000 - 30,000
         14                                             30,000 - 40,000
         12                                             40,000 - 50,000

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

                         See accountants' review report

                                                                         Page 16
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


(10)     Related Party Transactions (cont'd):

a.       Latinocare Network Medical Group, Inc. (cont'd):

                  The management fees,  settlement fees,  marketing and business
         development   from  the  IPA,   paid  and  due  to  the  Company   were
         approximately:

                                                  Three Months
                                                 Ended March 31,

                                                 2002       2001

       Management fee                        $ 355,556   $ 395,997
       Settlement fee                                0     115,081
                                               -------     -------

       Total                                 $ 355,556   $ 511,078
                                               =======     =======

                  The IPA accounts for more than ninety percent (90%) of the Company's revenue. IPA has a concentration of customers of approximately eight (8) customers which are health maintenance organizations.

                  Related party receivables and advances payable as if March 31, 2002:

          Receivable from related party                     $   403,078
          Payable to related party                           (1,206,477)
                                                              ----------

          Due to related party                              $  (803,399)
                                                              ==========

                  The above outstanding net payable to the IPA of approximately $803,399 was used as working capital.

b.       Gonzales-D'Avila Enterprise dba JJ&M Management:
                  The JJ&M's CEO/President is a stockholder and a member of the board of directors for JJ&M, the IPA and the Company. The related party transactions involve reimbursement of health insurance advanced by the Company for JJ&M.

                  Total amount of related party transaction is not presented because the amount is insignificant.

c.       Cedars Sinai Medical Center:
                  Cedars Sinai Medical Center, the Company's strategic partner, has been the largest single investor to the Company providing over $2 million including the accrued interest of approximately $290,000 that was converted to equity in June 2001. Cedar Sinai's financial support consisted of a convertible note payable of $1,000,000, issued November 30, 1996, and was converted into a twenty percent (20%) of the Company's common stock in 1997. The $750,000 and $62,460 of notes payable issued in 1996 and 1997 were converted into an additional eight percent (8%) equity interest, including accrued interest, on June 12, 2001.

                         See accountants' review report

                                                                         Page 17
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001



(10)     Related Party Transactions (cont'd):

c.       Cedars Sinai Medical Center (cont'd):

                  The Company has existing promissory notes to Cedars Sinai payable on demand with the balance (including interest) as of December 31, 2000 of $812,460. These notes were converted to eight percent (8%) of the outstanding common stock of Company in June 2001.

                  On July 23,2001, the Company issued a convertible note to Cedars Sinai in the amount of $1,750,000 bearing simple interest at the rate of 6% per annum payable in full on or before July 23, 2002, to redeem all shares issued to Cedars-Sinai. If the note is not repaid by that time, Cedar Sinai has the right to convert it into 28% of the outstanding common stock of the Company, subject to a pro-rata adjustment if the note is partially repaid (see Note 5 Notes Payable - Related Party). A full or partial conversion of the note would cause dilution in the ownership of the Company by its existing shareholders.

                  Accordingly, capital stock is reduced for the redeemed value of the stock. For accounting purposes, the stock redemption is treated as a retirement of stock.

                  Client made no repayment for the above loan as of March 31, 2002. The Company plans to amend the terms of the agreement subsequent to this balance sheet date.

(11)     Significant Management Investment:

                  The current management and directors as a group beneficially owns approximately ninety three percent (93%) of the total shares issued and outstanding. By virtue of such stock ownership, the current management and directors as a group generally exercise control over the affairs of the Company.

(12)     Stock Option Plan:

                  On January 31, 2002, the Board of Directors of the Company unanimously approved and the shareholders ratified the adoption of the 2002 Stock Option Plan. The Stock Option Plan consist of 1,200,000 stock options for directors, executive officers and key employees to purchase 1,200,000 shares of the Company's Common Stock. As of March 31, 2002, the plan have not been implemented.

                         See accountants' review report

                                                                         Page 18
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


(13)     Subsequent Events:

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

b.       Private Placement Offering:
                  On November 30, 2001, a new Private Placement Memorandum was issued for qualified investors in connection with the Company's offer of sale of its common stock. This offering will terminate on May 31, 2002, unless the Company extends the offering period up to an additional 180 days. The Company is offering 800,000 Units for a purchase price of $1.25 per Unit (maximum gross proceeds of $1,000,000). Each Unit includes one share of the Company's common stock and one Warrant to purchase one share of the Company's common stock for a purchase price of $2.00 per share at any time until one year after the date that they are issued. The Company has the option to increase a total amount of the offering by up to an additional $150,000 (120,000 shares). There is no minimum amount of the offering and the maximum offering is $1,150,000 (if the Company exercises its option to increase the maximum amount of the offering). The purchase price for the shares will be payable in full in cash upon subscriptions.

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

                         See accountants' review report

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

CAUTIONARY STATEMENTS

         This Form 10-QSB contains financial projections, synergy estimates and other "forward-looking statements" as that term is used in federal securities laws about Latinocare Management Corporation's financial condition, results of operations and business. These statements include, among others:

         - statements concerning the benefits that the Company expects will result from its business activities and certain transactions the Company has completed, such as the potential for increased revenues, decreased expenses and avoided expenditures; and

         - statements of the Company's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

         (a) volatility and/or decline of the Company's stock price;

         (b) potential fluctuation in quarterly results;

         (c) barriers to raising the additional capital or to obtaining the financing needed to implement its full business plans;

         (d) inadequate capital to continue business;

         (e) changes in demand for the Company's products and services;

         (f) rapid and significant changes in technology and markets;

         (g) litigation with or legal claims and allegations by outside parties;

         (h) insufficient revenue to cover operating costs.

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-QSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts'
expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS FOR FISCAL QUARTER ENDED MARCH 31, 2002 COMPARED TO FISCAL QUARTER ENDED MARCH 31, 2001

         Total revenue for the three months period ending March 31, 2002 decreased by $181,651 to $372,377 from $554,028 in the prior comparable fiscal quarter. Approximately $56,000 of this decrease in revenue is due to a decrease in members months caused by (1) the bankruptcy of Tower Corporation, which represents the loss of 11,000 member months, (2) the termination by PacifiCare of a contract with LNMG, which indirectly represents the loss of approximately 4,100 member months, (3) the loss of approximately 1,500 member months from an HMO that was sold and the lives transferred, and (4) the loss of approximately 5,000 lives from HMOs that had decreasing enrollment. The impact of the Tower bankruptcy was offset by two new HMO contracts completed during the last two months of 2001. These two new contracts accounted for approximately 11,000 member months during the three months ended March 31, 2002 and are expected to exceed the member months lost due to the Tower bankruptcy during 2002. The net effect of the change in member months is approximately $56,000. The remaining decrease in revenue is primarily the result of the Company not accruing risk pool revenue for the three months ended March 31, 2002. The risk pool revenue for the three months ended March 31, 2001 was $115,081. Reasonable estimates for risk pool revenue for 2002 were not available for the three months ended March 31, 2002 but the Company believes that risk pool revenue for 2002 will be comparable to fiscal 2001. For the three months ended March 31, 2001, the risk pool revenue consisted primarily of revenue from Tower which, as previously noted, filed bankruptcy. Since Tower filed for bankruptcy, no revenue for Tower was recorded for the three months ended March 31, 2002.

         Operating and administrative expenses increased by $133,342 during the three months ended March 31, 2002 to $767,991 from $634,649 in the prior comparable first quarter ended March 31, 2001. Salaries & benefits increased by $131,446 for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase is due primarily to the following:
(1) the Company's Chief Executive Officer, who had been compensated as a consultant for the three months ended March 31, 2001, was added to the Company's payroll in July 2001, (2) the Company's business development department was expanded to promote employer based enrollment and add new providers to increase the Company's visibility and membership, (3) the Company's health educational compliance department was expanded to meet increased HMO and government requirements, and (4) core departments, including claims, member and provider services were expanded to compensate for the loss, as a result of the out source vendor going out of business, of the Company's computer system in June 2001 and the introduction of a new automated system which was partially implemented during the four months ended December 2001. The increased staffing for the core department was maintained subsequent to December 2001 in anticipation of increased membership to result from the fund raising activities that the Company is undertaking. Professional and consulting expenses decreased by $33,699 for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, primarily as a result of the Chief Executive Officer being added to payroll as opposed to being paid as a consultant. General and administrative expenses increased by $31,736 for the three months ending March 31, 2002 as compared to the three months ended March 31, 2001. The primary reason for the increase are (1) increase in office rent, (2) increase in equipment rental related to additional equipment lease, and (3) additional maintenance cost on the building and equipment. The increase in office rent was because office rent was reduced by pro-rated free rent under the rental agreement during the first three months of 2001 which did not exist for the three months ended March 31, 2002.

         For the three months ended March 31, 2002, the Company's consolidated net loss was $422,684 as compared to a consolidated net loss of $93,548 for the three months ended March 31, 2001. The consolidated net loss of $422,684 for the three months ended March 31, 2002 is primarily the result of a) the fact that, no risk pool revenue was recorded in the first fiscal quarter of 2002. Based on preliminary information received from the Health Plans and Company records, management believes that risk pool revenue of $50,000 will be received and recorded in the second fiscal quarter of this year. In addition, expenses incurred on behalf of LNMG for marketing, business development, and other reimbursable activities approximated $142,465 for the three months ended March 31, 2002. These expenses are reimbursable from LNMG but were not recorded as revenue until it is certain that LNMG will be able to reimburse the Company. Management believes that by the end of fiscal year 2002 LNMG should be in a position to reimburse the Company for these expenses. For the three months ended March 31, 2001, the reimbursable expenses were $106,528. These expenses were not recorded in the first fiscal quarter of 2001. These expenses were reimbursed by

LNMG by the end of fiscal year 2001. Finally, the Company incurred certain expenses related to the private placement and fund raising activities of the Company which are reflected in the operating results for the three months ended March 31, 2002. The total of these expenses approximated $ 55,000 and the Company anticipates being reimbursed as soon as the capital raising activities are concluded to the extent additional capital is raised. The Company has increased revenue from management fees from LNMG for 2002 as compared to the latter part of fiscal 2001. Revenue for the three months ended March 31, 2002 was $372,377 compared to revenue of $355,558 for the three months ended December 31, 2001, excluding reimbursable expenses for LNMG of $612,054 and risk pool revenue of $26,517.

         The Company has continued to support the marketing and business development activities of LNMG to increase member lives and add physicians to the provider network. Resources needed to provide this support have continued to be made available after certain significant events (i.e. Tower Bankruptcy) have negatively impacted LNMGs membership. The Company will continue to provide this support as it endeavors to raise capital to acquire lives. In the event the capital is not available, the Company has examined its operations and that of LNMG and will implement the necessary reductions during the third quarter of fiscal 2002 that it believes will return the operations of the Company and LNMG to profitability. Final implementation of the new computer system was completed in the three months ended March 31, 2002. Efficiency gained from the new system is expected to allow the Company to provide services in a more cost effective manner as membership increases.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had consolidated net cash of $8,873 at March 31, 2002 as compared to net cash of $2,604 as of December 31, 2001. The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of $2,885,416 at March 31, 2002 as compared to a working capital deficit of $2,484,482 at December 31, 2001. Cash flow used for operating activities decreased from ($369,374) during the three months ended March 31, 2002 to ($90,138) during the three months ended March 31, 2001. There was no cash used for investing activities during the three months ended March 31, 2002 with ($1,448) used during the three months ended March 31, 2001. Cash provided by financing activities increased from $94,408 during the three months ended March 31, 2001 to $375,643 during the three months ended March 31, 2002. Since March 31, 2001, the Company's capital needs have primarily been met from advances received from LNMG.

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

         The Company expects to have material capital requirements during 2002 as it relates to acquisitions of membership by LNMG, the IPA. Subject to the availability of capital, LNMG and the Company plan to acquire additional membership through the acquisition of IPAs and from individual physicians. The latter method is not the acquisition of physician's practices but rather the transfer of these physicians' membership from other IPAs to LNMG. The funds to make these acquisitions are expected to be generated from a private placement of common stock and warrants currently being made by the Company to raise approximately $1,000,000 of capital. The private placement commenced in late 2001 and involves the offer of 800,000 units at a price of $1.25 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock for a purchase price of $2.00 per share for a period of one year from the date of issuance, subject to extension until the shares underlying the warrants are registered with the Securities and Exchange Commission. The warrantholders have registration rights after issuance of the warrants. To date, approximately $12,500 has been raised in the private placement. There is no assurance that the Company will raise additional capital.

         On July 23, 2001, the Cedars-Sinai Medical Center (CSMC) sold its LMC common stock to LMC in consideration for a note in the amount of $1.75 million plus simple interest at the rate of 6% per annum. The note is payable in three installments on or before July 23, 2002. The first installment was due in January 2002 and was not paid. As a result, CSMC has the right to convert the note into 28% of the outstanding common stock of the Company, or a pro rata share if the promissory note is partially repaid. The Company expects to negotiate an extension with CSMC on the promissory note.

         LNMG was owned by Roberto Chiprut, M.D. who was a major shareholder and director of the Company and LMC until his recent death. Prior to his death, the Company and Dr. Chiprut had reached agreement and executed a contract for the Company to acquire his IPA and Company stock for $2.5 million contingent on the Company making certain milestone payments. The Company is in discussions with the heirs of Dr. Chiprut to make the purchase on essentially the same terms as previously agreed upon with Dr. Chiprut, subject to the availability of capital. The Company currently does not have the funds to purchase Dr. Chipruts's stock and there is no assurance that the Company will be able to obtain sufficient capital to pay the purchase price for the stock.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         On February 28, 2002, the Company conducted its annual meeting of the shareholders pursuant to which the shareholders approved the election of Jose J. Gonzalez and Joseph Luevanos to the Board of Directors, approved the change of the Company's fiscal year to end on December 31, approved the reincorporation of the Company in the State of Nevada, approved the change of the name of the Company to Latinocare Management Corporation, ratified the selection of Ostrich & Oppenheimer as the Company's independent certified public accounting firm, and approved the Company's 2002 Stock Option Plan for Directors, Officers, Employees and Key Consultants. See the Company's Proxy Statement on Schedule 14A, dated and filed with the Securities and Exchange Commission on January 14, 2002.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

         (b) Reports on Form 8-K.

         Report on Form 8-KA, dated February 1, 2002, relating to the business combination between JNS Marketing, Inc., a Colorado corporation, and Latinocare Management Corporation, a California corporation.

         Report on Form 8-K, dated February 11, 2002, relating to the death of one of the directors.

         Report on Form 8-K, dated March 11, 2002, relating to the change of accounting firms.

                                                                         Page 23
                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2002



                                BY: /s/ Jose J. Gonzalez
                                -----------------------------------------------
                                Jose J. Gonzalez, Chairman of the Board,
                                Chief Executive Officer, President and Secretary



                                BY: /s/ Joseph Luevanos
                                ------------------------------------------------
                                Joseph Luevanos, Director and Chief
                                Financial Officer