Form 10QSB
period 2002-06-30
LATINOCARE MANAGEMENT CORP
filed 2002-08-29
CIK 743758

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal quarter ended: June 30, 2002


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
   COMMON STOCK                                               OTC


                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The aggregate market value of voting stock held by non-affiliates of the registrant was $1,639,055 as of June 30, 2002 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by the NASDAQ).

         There were 14,557,100 shares outstanding of the registrant's Common Stock as of June 30, 2002.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I -  FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS                                  2

 Consolidated Balance Sheet as of June 30, 2002
 (unaudited) and December 31, 2001                                           2

 Consolidated Statement of Operations for the six months
 ended June 30, 2002 and the six months ended June 30, 2001                  3

 Consolidated  Statement of Changes in  Stockholders'
 Equity  (Deficit) for the year  ended  December  31,  2001
 and for the six  months  ended  June 30,  2002 (unaudited)                  4

 Consolidated Statement of Cash Flow for the six months
 ended June 30, 2002 and the six months ended June 30, 2001                  5

 Notes to Consolidated Financial Statements (unaudited)                      6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                               20

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  23

          SIGNATURES                                                        24

                                                                          Page 2
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                           CONSOLIDATED BALANCE SHEET
            JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001 (AUDITED)

                                     ASSETS

                                                June 30,      December 31,
                                                 2002            2001
                                               ---------      ------------
                                              (Unaudited)      (Audited)

CURRENT ASSETS:
  Cash and cash equivalents                  $     7,388   $     2,604
  Accounts receivable                                298         2,922
  Prepaid expenses and other assets              119,970        49,291
                                               ---------     ---------

      TOTAL CURRENT ASSETS                       127,656        54,817
                                               ---------     ---------

PROPERTY AND EQUIPMENT:
  Net of accumulated depreciation                191,100       218,600
                                               ---------     ---------

      TOTAL PROPERTY AND EQUIPMENT               191,100       218,600
                                               ---------     ---------

OTHER ASSETS:
  Deposit                                         15,478        15,478
                                               ---------     ---------

      TOTAL OTHER ASSETS                          15,478        15,478
                                               ---------     ---------
                                             $   334,234   $   288,895
                                               =========     =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                           $   263,212   $   196,387
  Accrued expenses                               119,249       107,522
  Accrued interest payable                        98,564        46,034
  Income tax payable                               1,600         1,600
  Sue to related party                           496,485       437,756
  Note payable - shareholder                   1,750,000     1,750,000
                                               ---------     ---------

      TOTAL CURRENT LIABILITIES                2,729,110     2,539,299
                                               ---------     ---------

SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $.001; 50,000,000
   shares authorized; 14,557,100 and
   14,529,100 shares issued and outstanding,
   respectively                                  997,680       997,652

  Preferred stock, par value $.001;
   2,000,000 Shares authorized, no shares
   issued and outstanding                              0             0

  ADDITIONAL PAID-IN CAPITAL                      34,972             0

  ACCUMULATED DEFICIT                         (3,427,528)   (3,248,056)
                                               ----------    ---------

      TOTAL SHAREHOLDERS' DEFICIT             (2,394,876)   (2,250,404)
                                               ---------     ---------
                                             $   334,234   $   288,895
                                               =========     =========

              See accompanying notes and accountants' review report which are integral parts of these consolidated financial statements

                                                                         Page 3
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                       FOR THE THREE AND SIX MONTHS ENDED
                       JUNE 30, 2002 AND 2001 (UNAUDITED)

                                             Three Months Ended        Six Months Ended
                                                  June 30,                  June 30,
                                             2002         2001        2002          2001
                                             ----         ----        ----          ----

REVENUE:
  Management fees- related party         $   974,812   $ 397,191  $ 1,330,368  $   908,269
  Management fees- others                      4,024      17,525       20,845       60,475
                                           ---------     -------    ---------    ---------

                                             978,836     414,716    1,351,213      968,744
                                           ---------     -------    ---------    ---------

COSTS AND EXPENSES:
  Salaries and benefits                      434,198     473,776      916,936      825,068
  Professional and consulting fees            58,640      90,724      171,774      237,557
  General and administrative                 202,760     293,895      361,129      420,519
  Depreciation                                13,750      25,782       27,500       35,682
                                          ----------     -------    ---------    ---------
                                             709,348     884,177    1,477,339    1,518,826
                                          ----------     -------    ---------    ---------

OPERATING INCOME (LOSS)                      269,488    (469,461)    (126,126)    (550,082)

OTHER INCOME (EXPENSE):
  Interest expense                           (26,275)    (13,974)     (52,545)     (26,901)
                                          ----------     -------    ---------    ---------

OTHER INCOME (LOSS) BEFORE INCOME TAXES      243,213    (483,435)    (178,671)    (576,983)

PROVISION FOR INCOME TAXES                         0           0          800          800
                                          ----------     -------    ---------    ---------

NET INCOME (LOSS)                       $    243,213  $ (483,435)  $ (179,471) $  (577,783)
                                          ==========     =======    ==========   =========


EARNINGS (LOSS) PER COMMON SHARE
  BASIC                                         0.02       (0.03)       (0.01)       (0.04)
                                          ==========     =======   ==========    =========

  DILUTED                                       0.02       (0.03)       (0.01)       (0.04)
                                          ==========     =======   ==========    =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    BASIC                                 14,539,100   14,529,100  14,543,100   14,529,100
                                          ==========   ==========  ==========   ==========
    DILUTED                               14,539,100   14,529,100  14,543,100   14,529,100
                                          ===========  ==========  ==========   ==========

















              SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REVIEW REPORT
       WHICH ARE INTEGRAL PARTS OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                  JUNE 30, 2002

                                            Retained Earnings         Total
                           Common Stock     Additional Accumulated Shareholders'
                         Shares      Amount   Paid-in   Deficit       Equity
                       ----------  ---------  -------- ------------ ------------

Balance at December
  31, 2001              3,781,455  $ 952,727  $       $   (960,942)  $   (8,215)
Retirement of common
  stock                (3,270,000)

Reissuance of new common
  stock to existing
  shareholders of the
  acquiring company    13,471,645

Issuance of new shares of stock:

  Common stock issued
    as part of
    cost of acquiring
    JNS Marketing         260,000     26,000               (26,000)           0

  Common stock issued
    for services
    rendered              100,000     10,000                             10,000

Common stock issued
  to private investors
  prior to acquisition    186,000      8,925                (8,925)           0

Transfer of acquiring
  company's accumulated
  deficit                       0          0         0  (1,671,685)  (1,671,685)

Consolidated net loss
  for period ended
  December 31, 2001             0          0         0    (580,504)    (580,504)
                       ----------  ---------  -------- ------------ ------------
Balance at December
  31,2001              14,529,100  $ 997,652            (3,248,056)  (2,250,404)

Private placement
  Offering                 28,000         28    34,972                   35,000

Consolidated net income
  for six months
  Ended June 30, 2002                                     (179,471)    (179,471)
                       ----------  ---------  -------- ------------ ------------
Balance at
   June  30, 2002      14,557,100  $ 997,680 $  34,972 $(3,427,528) $(2,394,876)
                       ==========  =========  ======== ============ ============

         See accompanying notes and accountants review report which are integral parts of these consolidated financial statements

                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR SIX MONTHS ENDED June 30, 2002 AND 2001 (UNAUDITED)

                                                               Six Months
                                                                June  30,

                                                           2002           2001
                                                           ----           ----
         CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income (loss) from operations             $  (179,471)  (577,783)
           Adjustment to reconcile net income (loss) from
             operations to cash provided (used) in operating
             activities:
                Depreciation                                  27,500     35,682
           (Increase) decrease in:
              Accounts receivable                              2,624     (1,925)
              Prepayments to private placement offering      (70,680)   (34,202)
            Increase (decrease) in:
              Due to related party                            58,729    433,887
              Accounts payable                                66,825     79,752
              Accrued expense                                 11,727     29,566
              Accrued interest                                52,530   (200,469)
              Income tax                                           0        800
                                                            --------  ----------
       Net cash used from operating activities               (30,216)  (234,692)
                                                            --------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of Equipment                                  0    (22,472)
                                                            --------  ----------
       Net cash used from investing activities                     0    (22,472)
                                                            --------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Conversion of debt into equity                         0    227,723
            Private placement offering                        35,000          0
                                                           ---------  ----------
       Net cash provided from financing activities            35,000    227,723
                                                           ---------  ----------
       Net increase (decrease) in cash                         4,784    (29,441)

       Cash, beginning of the year                             2,604     65,532
                                                           ---------  ----------
       Cash, end of the year                               $   7,388 $   36,091
                                                           =========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for interest                    0         0
                                                           =========  ==========
       Cash paid during the period for income taxes              987         0
                                                           =========  ==========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
      Accrued interest on debt to equity conversion                0 $   27,254
      Accrued interest on the equity to debt conversion       52,530          0
                                                           =========  ==========

      Conversion of Debt to equity                         $       0 $1,040,183
                                                           =========  ==========

         See accompanying notes and accountants review report which are integral parts of these consolidated financial statements

                                                                          Page 6
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (Audited) AND
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)

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

                  The Company was formed upon the reincorporation and change of name of JNS Marketing, Inc. (JNS) which was originally incorporated in Colorado in July 1983. Prior to JNS's acquisition of Latinocare Management Corporation - California in 2001, JNS was a reporting public shell company with no tangible assets, insignificant liabilities and no revenue.

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

                         See accountants' review report

                                                                          Page 7
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (Audited) AND
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)

(1)      General Background and Nature of Operations (Cont'd):

a.       General background (cont'd):
                  The Company has a total of 14,557,100 shares of its outstanding common stock issued. 511,455 shares or 3% of the issued and outstanding common stock consist of the original shareholders of the acquired company; 13,471,645 shares or 93% of the outstanding common stock were issued to two members of the Company's Board of Directors; and new shares issued totaling 574,000 shares or 4% of the outstanding common stock issued consists of 260,000 shares of common stock issued to individuals as part of LMC's renegotiated cost of acquiring the Company, 100,0000 shares of common stock issued for services rendered and 214,000 shares of common stock issued to unaffiliated private investors.

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

                  On November  1995,  the Company has entered into a twenty-five
         (25) year Management Services Agreement with Latinocare Network Medical Group, Inc. to provide all management and administrative support, allowing the IPA to focus its efforts on medical governance and patient care management of services as required by health plans and regulations. These services provided by the Company include, among others, utilization management, quality improvement, claims processing, case management and financial services management. Marketing and business development are also provided as added services to the core services included in the Management Services Agreement (collectively, "Management Services"). The Company acts as the exclusive agent to the IPA with regards to seeking, negotiating, renewing, and executing managed care contracts.

                         See accountants' review report

                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (Audited) AND
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)

(2)      Summary of Significant Accounting Policies:
                  The Company has prepared interim financial statements that include all adjustments, which, in the opinion of management, are necessary to make the financial statements not misleading. The Company believes that all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of the interim periods presented in this report have been made.

                  The Company's cash and available credit are not sufficient to support operations for the next year. A net loss of $3,248,056 was incurred from inception on February 1995 until December 31, 2001. In the first year of start-up, an operating deficit of $1,750,000 was funded by debt capital provided by Cedars-Sinai Medical Center and was converted to capital equity in 1997. An additional $750,000 deficit has resulted from expenses for capital financing efforts beginning in the fourth quarter of 2000, and subsequently, in 2001. In the third and fourth quarters of 2001, the Company funded capital raising expenses including the purchase and reverse merger with JNS Marketing, Inc.

                  For the six months ended June 30, 2002, the Company had an additional net loss of $179,471. The Company also had negative working capital and stockholders deficit at June 30, 2002.

                  Management plan is to raise enough equity through private placements (see Note 13 - Subsequent Events) and individual investors; finance the acquisition of enrollment membership; expand network development; acquire networks to increase costs efficiencies. The resulting revenue increases will finance the pay off of the note issued to a related party; shareholder's equity interest; and to raise enough working capital to pay off liabilities and sustain operations. These consolidated financial statements have been prepared on the basis that adequate equity financing will be obtained.

a.       Principles of Consolidation:
                  The consolidated financial statements include the accounts of the Company and its subsidiary. Inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

                         See accountants' review report

                                                                          Page 9
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (Audited) AND
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)

(2)   Summary of Significant Accounting Policies (cont'd):

c.       Revenue Recognition (cont'd):

                  The  IPA  has  managed  care  contracts  with  various  Health
         Maintenance Organizations (HMO) to provide medical services to subscribing members. Under these agreements, the IPA receives monthly capitation payments based on the number of each HMO's subscribing members whether or not a member requests services to be performed by the IPA. The Company receives 16% of all IPA capitated revenue.

                  Revenues are also generated from risk pool settlements and management services rendered such as marketing, business development and core operations. Revenues from Risk pool settlements (cash received) are surpluses distributed by the IPA from the HMO.

                  Currently, two separate types of risk pools exist - specialty risk pools and hospital (institutional) risk pools. Specialty risk pool is reserved for specialist medical expenses whereas hospital risk pool relate to reserves for hospital expenses. These reserves are held by the HMO and surpluses are distributed, after year-end accounting of all claims, to the related physicians at fifty percent (50%), IPA at twenty-five percent (25%) and the Company at twenty-five percent (25%).

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

                         See accountants' review report

                                                                         Page 10
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (Audited) AND
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)

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

                         See accountants' review report

                                                                         Page 11
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (Audited) AND
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)

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

(3)      Private Placement Offering and Prepaid expenses:

         Prepaid expenses and other current assets consists of:
                                                        June 30     December 31
                                                          2002         2001
                                                       (unaudited)  (audited)
               Prepaid private placement costs         $ 119,970   $  46,896
               Other current assets                                    2,395
                                                       ---------     -------
                                                       $ 119,970   $  49,291

                  On November 30, 2001, a Private Placement Memorandum was issued for qualified investors in connection with the Company's offer of sale of its common stock. This offering terminated on May 31, 2002 but was extended by management until August 31, 2002.

                  The above prepaid private placement costs consist of printing, mailing and consulting fees that have been incurred from the offering date to June 30, 2002. These costs directly attributable to the offering of securities are deferred and will be charged against the gross proceeds of the offering of securities when the offering ends or is terminated. The gross proceeds received as of June 30, 2002 is $35,000. New shares issued for this offering were 28,000 shares of common stock.

(4)      Property and Equipment:

         Property and equipment consists of the following:

                                                         June 30,   December 31,
                                                           2002         2001
                                                        (Unaudited) (Audited)

           Furniture, fixtures and office equipment     $  83,786    $  83,785
           Leasehold improvement                           77,157       77,157
           Computers and software                         171,013      204,058
                                                          -------      -------
                                                          331,956      365,000

           Less accumulated depreciation                  140,856      146,400
                                                          -------      -------
                                                        $ 191,100    $ 218,600

                         See accountants' review report

                                                                         Page 12
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (Audited) AND
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)


(4)      Property and Equipment (cont'd):

         Depreciation expense for the three months ended June 30, 2002 and 2001 was:

                           Three Months ended          Six Months ended
                               June 30,                     June 30
                           2002        2001            2002            2001
                         -------     -------         -------          -------
            Depreciation $13,750    $ 24,104        $ 27,500       $  35,682
                         =======     =======         =======          =======

                  The Company periodically evaluates the net realizable value of long-lived assets, including property and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows.

(5)      Notes Payable - Related Party:

                  Notes payable are all current and comprised of the following amounts as of June 30, 2002 and December 31, 2001.

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

                         See accountants' review report

                                                                         Page 13
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (Audited) AND
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)

(5)      Notes Payable - Related Party (cont'd):

                  If this note is not paid when due, the Company shall pay all costs of collections, including attorney's fees and costs and all expenses incurred on account of collection, whether or not suit is filed.

                  As of June 30, 2002, no payments were made by the Company nor any collection actions from Cedar Sinai. The Company plans to amend the terms of the above agreement with Cedar Sinai but there is no assurance that an amendment will be made. Cedar Sinai has not demanded a conversion of its note and management believes that it may be receptive to a modification.

(6)      Provision for Income Taxes:

                  The provision for taxes consists of the following for periods ended June 30, 2002 and 2001 (unaudited):

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
                                      ======       ======        ======

                  Other than the minimum tax due to the State of California, no income tax accruals were recorded because the Company incurred a loss for the previous and current years and has available net operating loss
         (NOL) carry forwards at year ended December 31, 2001 of approximately $2,212,504, available to offset future taxable income. These NOL carry forwards expire beginning in 2010 and ending in 2014, fifteen years from the year in which the losses were incurred.

                  Deferred tax assets and liabilities were not presented because the amounts were insignificant.

(7) Advertising:

          Advertising expense consists of the following:

                              Three Months Ended       Six Months Ended
                                   June 30,                 June 30,
                               2002       2001          2002       2001
                               ----       ----          ----       ----
                                 (Unaudited)               (Unaudited)

       TOTAL              $   2,765    $     0      $   4,865    $ 1,096
                              =====      =====          =====      =====


                         See accountants' review report

                                                                         Page 14
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (Audited) AND
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)

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

                  There are no employer contributions to the plan for the three months ended June 30, 2002 and 2001.

(9) Commitments:

                  The Company has entered into various operating leases for equipment and occupies its facility under a long-term lease agreement expiring in March 31, 2010 with option to cancel after five (5) years or extend. Future minimum lease payments under the non-cancelable leases for the remaining years are as follows:

                Period Ending
                  June  30,          Office Space     Equipment      Total
                --------------      -------------    ----------   ---------
                  2003              $   250,620     $  70,716   $   321,336
                  2004                  250,620        70,716       321,336
                  2005                  250,620        70,716       321,336
                  2006                  250,620        70,716       321,336
                  Thereafter            250,620        70,716       321,336
                                    -------------    ----------   ---------

                  Total             $ 1,253,100     $ 353,580   $ 1,606,680
                                    =============    ==========   =========

          Total lease and rent expense consist of the following:

                              Three Months Ended          Six Months Ended
                                  June 30,                   June  30,
                              2002        2001           2002        2001
                              ----        ----           ----        ----
                                 (Unaudited)                (Unaudited)
         Equipment lease    $ 26,839   $ 12,248         $ 40,589  $ 22,030
         Office Rent          61,810     32,351          124,098    95,975
                              ------     ------          -------   -------
                            $ 88,649   $ 44,599         $164,687  $118,005
                              ======     ======          =======   =======


(10) Related Party Transactions and Due to Related Parties:

        Due from/(to) related party consists of:
                                              June 30,      December 31,
                                                2002            2001
                                                ----            ----
                                            (Unaudited)     (Audited)

      Due to IPA (net)                    $ ( 586,482)      $ (496,211)
      Due from JJ&M Management (net)           33,276           16,478
      Due From Latino Family Care (Net)        56,721           41,977
                                             ---------        ---------

      Due to Related Party (Net)          $  (496,485)      $ (437,756)
                                             =========        =========

        a. Latinocare Network Medical Group, Inc./IPA:
                  The  CEO/President of Latinocare  Network Medical Group,  Inc.
             (IPA) is a member of the board of directors and a major stockholder for both the IPA and the Company until his recent death in February 2002. In light of this shareholder's death, the Company has the contractual right to acquire his shares of stock from the IPA and the Company for $2.5 million contingent on the Company making some milestone payments. The Company is in

                         See accountants' review report

                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (Audited) AND
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)


(10) Related Party Transactions and Due to Related Parties  (cont'd):

     a.Latinocare Network Medical Group, Inc./IPA (cont'd):

             discussions with the heirs of the shareholder to make the purchase essentially on the same terms as previously agreed with the shareholder before his death, subject to the availability of capital.

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

                  The  Company  has  been  charging  the  IPA a  management  fee according to sliding scale based on enrollment. The management fee percentage was charged against the total capitation the IPA receives from members. The following matrix reflects this management fee arrangement:

                Rate                          Enrollment
                -----                       ---------------
                16%                              0 - 20,000
                15                          20,000 - 30,000
                14                          30,000 - 40,000
                12                          40,000 - 50,000


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

                         See accountants' review report

                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (Audited) AND
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)


(10) Related Party Transactions and Due to Related Parties  (cont'd):

    a.Latinocare Network Medical Group, Inc./IPA (cont'd):

                  The  management  fees  from   capitation;   settlement   fees;
           management  fees  from  marketing  and  business   development;   and
           management fees for other services (operational core expenses) for the management of the IPA, paid and due to the Company were approximately:

                                 Three Months Ended     Six Months Ended
                                      June 30,               June 30,
                                  2002       2001        2002       2001
                                  ----       ----        ----       ----
                                    (Unaudited)            (Unaudited)
       Management fee-capitation  $ 304,588  $ 375,879  $  660,144  $ 771,876
       Settlement fee                 5,738     21,312       5,738    136,393
       Management fee-
           Business development     253,782          0     253,782          0
         and marketing
       Management fee-core
             operations             410,704          0     410,704          0
                                    -------    -------     -------    -------

       Total                      $ 974,812  $ 397,191  $1,330,368  $ 908,269
                                    =======    =======   =========    =======


                The IPA accounts for more than ninety percent (90%) of the Company's revenue. IPA has a concentration of customers of approximately eight (8) customers, which are health maintenance organizations.

      Related party receivables and advances payable as of:

                                               June 30,      December 31,
                                                 2002            2001
                                                 ----            ----
                                              (Unaudited)     (Audited)

      Receivable from related party         $   180,652       $ 298,322
      Payable to Related Party                 (767,134)       (794,533)
                                                --------        -------

      Due to IPA (Net)                      $  (586,482)      $(496,211)
                                                ========        =======


                  The above outstanding net payable to the IPA of approximately $586,482 and $496,211 as of June 30, 2002 and December 31, 2001
         respectively, was used as working capital.

b.       Gonzales-D'Avila Enterprise dba JJ&M Management:
                  The JJ&M's CEO/President is a stockholder and a member of the board of directors for JJ&M, the IPA and the Company. The related party transactions involve the classification of life insurance expenses paid by the Company for JJ&M.

                         See accountants' review report

                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (Audited) AND
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)


(10) Related Party Transactions (cont'd):

         b. Gonzales-D'Avila Enterprise dba JJ&M Management  (cont'd):

                  The outstanding receivable from JJ&M for reimbursement of life insurance paid by the Company is $33,276 and $16,478 as of June 30,2002 and December 31, 2001, respectively.

         c. Latino Family Care
                  A shareholder of Latino Family Care is also a member of the board of directors of the IPA. The related party transactions involve reimbursement of health insurance advanced by the Company for Latino Family Care.

                  The  outstanding   receivable  from  Latino  Family  Care  for
         reimbursement of health insurance and equipment expenses is $56,721 and $41,977 as of June 30, 2002 and December 31, 2001 respectively.

         d. Cedars Sinai Medical Center

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

                         See accountants' review report

                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (Audited) AND
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)



(10) Related Party Transactions (cont'd):

d.       Cedars Sinai Medical Center  (cont'd)

               Accordingly, capital stock is reduced for the redeemed value of the stock. For accounting purposes, the stock redemption is treated as a retirement of stock.

               Client made no repayment for the above loan as of June 30, 2002. The Company plans to amend the terms of the agreement subsequent to this balance sheet date and the Company believes that Cedar Sinai may be receptive to this amendment.

(11) Significant Management Investment:

                The current management and directors as a group beneficially owns approximately ninety three percent (93%) of the total shares issued and outstanding. By virtue of such stock ownership, the current management and directors as a group generally exercise control over the affairs of the Company.

(12) Stock Option Plan:
                On January 31, 2002, the Board of Directors of the Company unanimously approved and the shareholders ratified the adoption of the 2002 Stock Option Plan. The Stock Option Plan consists of 1,200,000 stock options for directors, executive officers and key employees to purchase 1,200,000 shares of the Company's Common Stock. As of June 30, 2002, the plan has not been implemented.

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

     b. Acquisition
                  The Company has expanded its business plan objectives and will seek to provide management services to other IPAs. This change in the Company's business plan will enable the Company to expand its revenue derivation sources as well as enhancing its revenue and future growth potential.

                         See accountants' review report

                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (Audited) AND
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)


(13) Subsequent Events  (cont'd):

     c. Private Placement Offering:
                  On November 30, 2001, a new Private Placement Memorandum was issued for qualified investors in connection with the Company's offer of sale of its common stock. The Company has extended the offering to August 31, 2002. The Company is offering 800,000 Units for a purchase price of $1.25 per Unit (maximum gross proceeds of $1,000,000). Each Unit includes one share of the Company's common stock and one Warrant to purchase one share of the Company's common stock for a purchase price of $2.00 per share at any time until one year after the date that they are issued. The Company has the option to increase a total amount of the offering by up to an additional $150,000 (120,000 shares). There is no minimum amount of the offering and the maximum offering is $1,150,000 (if the Company exercises its option to increase the maximum amount of the offering). The purchase price for the shares will be payable in full in cash upon subscriptions.

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

                  The Company has incurred prepaid private placement costs as of June 30, 2002 of $119,970. These costs are deferred and will be charged against the gross proceeds of the offering of securities when the offering ends or is terminated.

                  As of June 30, 2002, the Company has raised minimal capital of $35,000 for which it has issued 28,000 shares of common stock in the private placement. The Company is currently engaged in negotiations with potential financial backers through its investment bank. The Company may receive an equity cash infusion that will enable it to execute its business plan and grow its operation.

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

         The Company has continued to support the marketing and business development activities of LatinoCare Network Medical Group ("LCNMG") to increase member lives and add physicians to the provider network. Resources needed to provide this support have continued to be made available after certain significant events (i.e. Tower Bankruptcy) negatively impacted LCNMG's membership. The Company plans to continue to provide this support as it endeavors to raise capital to acquire lives. In the event capital is not available, the Company has examined its operations and that of LCNMG and plans to implement the necessary reductions during the third quarter of fiscal 2002 that it believes will maintain the operations of the Company and return LCNMG to profitability. LCNMG achieved profitability in the five months commencing February 2002 through June 2002, following deficits in 2001 and January 2002. The recent profitability of LCNMG was gained from the new management information system installed, which is expected to allow the Company to provide services in a more cost effective manner as membership increases.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

         Total revenue for the six months ended June 30, 2002 increased by $382,470 to $1,351,213 from $968,743 for the six months ended June 30, 2001. The increase is due to additional management fees received by the Company from LNMG related to marketing and business development and the management of the IPA. These additional management fees were calculated and booked at year end for the fiscal year ended December 31, 2001.

         Operating and administrative expenses decreased by $80,916 during the six months ended June 30, 2002 to $1,477,339 from $1,518,826 for the six months ended June 30, 2001. Legal expenses decreased by $32,559 for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Management fees and service expenses decreased by $72,000 for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Expenses for outside consultants decreased by $104,960 for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had consolidated net cash of $7,388 for the six months ended June 30, 2002 as compared to net cash of $36,091 for the six months ended of June 30, 2001. The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of $2,601,454 for the six months ended June 30, 2002 of which $1,848,564 is a note payable to Cedars-Sinai, as compared to a working capital deficit of $423,344 for the six months ended June 30, 2001. Cash flow used for operating activities was $30,216 for the six months ended June 30, 2002 as compared to $234,692 for the six months ended June 30, 2001. There was no cash used for investing activities during the six months ended June 30, 2002, as compared to ($22,472) used during the six months ended June 30, 2001. Net Cash provided by financing activities was $35,000 during the six months ended June 30, 2002 as compared to ($227,723) during the six months ended June 30, 2001.

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

         The Company expects to have material capital requirements during 2002 as it relates to acquisitions of membership by LNMG, the IPA. Subject to the availability of capital, LNMG and the Company plan to acquire additional membership through the acquisition of IPAs and from individual physicians. The latter method is not the acquisition of physician's practices but rather the transfer of these physicians' membership from other IPAs to LNMG. The funds to make these acquisitions are expected to be generated from a private placement of common stock and warrants currently being made by the Company to raise approximately $1,000,000 of capital. The private placement commenced in late 2001 and involves the offer of 800,000 units at a price of $1.25 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock for a purchase price of $2.00 per share for a period of one year from the date of issuance, subject to extension until the shares underlying the warrants are registered with the Securities and Exchange Commission. The warrantholders have registration rights after issuance of the warrants. To date, approximately $35,000 has been raised in the private placement and a commitment for $25,000 was to be received in the third quarter. There is no assurance that the Company will raise additional capital.

         On July 23, 2001, the Cedars-Sinai Medical Center (CSMC) sold its shares of the common stock of Latino Management Corporation, a California corporation ("LMC") to LMC in consideration for a note in the amount of $1.75 million plus simple interest at the rate of 6% per annum. The note was payable in three installments on or before July 23, 2002. The first installment was due in January 2002 and was not paid. As a result, CSMC has the right to convert the note into 28% of the outstanding common stock of the Company, or a pro rata share if the promissory note is partially repaid. The Company expects to negotiate an extension with CSMC on the promissory note.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

         (b) Reports on Form 8-K.

         Report on Form 8-K, dated July 12, 2002, relating to the appointment of Mountain Share Transfer Inc. as the company transfer agent.

                                                                         Page 24
                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 15, 2002



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