Form 10QSB
period 2002-09-30
LATINOCARE MANAGEMENT CORP
filed 2002-11-19
CIK 743758

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    QUATERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal quarter ended: September 30, 2002

                         Commission file number 0-13215

                                   -----------

                        LATINOCARE MANAGEMENT CORPORATION
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

         NEVADA                                      30-0050402
    ----------------                     -----------------------------------
 (State of Incorporation)               (I.R.S. Employer Identification No.)


             4150 Long Beach Boulevard, Long Beach, California 90807
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (562) 997-4420
                            -----------------------
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                                  ON WHICH REGISTERED
-------------------------                           -----------------------
     COMMON STOCK                                             OTC

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (_)

         The aggregate market value of voting stock held by non-affiliates of the registrant was $98,934 as of September 30, 2002 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

         There were 14,627,100 shares outstanding of the registrant's Common Stock as of September 30, 2002.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

CONSOLIDATED BALANCE SHEET....................................................2

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT..............................3

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)...........4

CONSOLIDATED STATEMENT OF CASH FLOWS..........................................5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
 OPERATIONS AND FINANCIAL CONDITION..........................................20

OTHER INFORMATION............................................................25

SIGNATURES...................................................................26

                                                                          Page 2
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                           CONSOLIDATED BALANCE SHEET
         SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001 (AUDITED)

                                     ASSETS

                                           September 30,            December 31,
                                               2002                      2001
                                               ----                      ----
                                           (Unaudited)                 (Audited)
Current Assets:
  Cash and cash equivalents                  $  12,858                 $  2,604
  Accounts receivable                            1,298                    2,922
  Prepaid expenses and other assets            176,559                   49,291
                                               -------                   ------

     TOTAL CURRENT ASSETS                      190,715                   54,817
                                               -------                   ------

Property and equipment
  Net of accumulated depreciation              175,884                  218,600
                                               -------                  -------
     TOTAL PROPERTY AND EQUIPMENT              175,884                  218,600
                                               -------                  -------

Other assets:
  Deposit                                       15,478                   15,478
                                                ------                   ------

     TOTAL OTHER ASSETS                         15,478                   15,478
                                                ------                   ------
                                            $  382,077                $ 288,895
                                                                        =======

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable                          $  462,846                $ 196,387
  Accrued expenses                             109,458                  107,522
  Accrued interest payable                     124,829                   46,034
  Income tax payable                             1,600                    1,600
  Due to related party                         114,789                  437,756
  Note payable - shareholder                 1,750,000                1,750,000
                                             ---------                ---------
     TOTAL CURRENT LIABILITIES               2,563,522                2,539,299
                                             ---------                ---------

Shareholders' equity (deficit)
 Common stock, par value $.001;
 50,000,000 shares authorized;
 14,557,100 and 14,627,100 shares
 issued and outstanding respectively           997,680                  997,652

  Preferred stock, par value $.001;
  2,000,000 shares authorized, no shares
  issued and outstanding                             0                        0

  Additional paid-in-capital                    34,972                        0
  Accumulated deficit                       (3,214,097)              (3,248,056)
                                            -----------              -----------

     TOTAL SHAREHOLDERS' DEFICIT            (2,181,445)              (2,250,404)
                                            -----------              -----------
                                            $  382,077                $ 288,895
                                                                        =======

                                                                          Page 3

                                             LATINOCARE MANAGEMENT CORPORATION
                                                   (A NEVADA CORPORATION)
                                      CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                            FOR THE THREE AND NINE MONTHS ENDED
                                          SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
                                                              Three Months Ended                 Nine Months Ended
                                                                   Sept. 30,                         Sept. 30,
                                                            2002              2001             2002             2001
                                                        ------------      ------------      -----------      -----------
Revenue:
  Management fees- related party                        $    893,652      $    355,858      $ 2,224,042      $ 1,276,963
  Management fees- others                                     10,709             6,152           30,998           53,790
                                                        ------------      ------------      -----------      -----------

                                                             903,827           362,010        2,255,040        1,330,753
                                                        ------------      ------------      -----------      -----------

Costs and expenses:
  Salaries and benefits                                      494,615           461,052        1,373,488        1,250,785
  Professional and consulting fees                           107,878          (46,594)          216,288          174,800
  General and administrative                                 297,343           136,251          739,333          627,131
  Depreciation                                                15,216            15,216           42,716           50,898
                                                        ------------      ------------      -----------      -----------
                                                             915,052           565,925        2,371,824        2,103,614
                                                        ------------      ------------      -----------      -----------

Operating income (loss)                                      (11,225)         (203,915)        (116,784         (772,861)

Other income (expense):
  Interest expense                                           224,654           (22,494)         150,743          (51,790)
                                                        ------------      ------------      -----------      -----------

Other income (loss) before income taxes                 $    213,430      $   (226,409)     $    33,959      $  (824,651)

Provision for income taxes                                         0                 0                0                0

Net income (loss)                                            213,430          (226,409)          33,959         (824,651)
                                                        ============      ============      ===========      ===========


Earnings (loss) per common share
  Basic                                                         0.01            (0.02)          (0.002)           (0.06)
                                                        ============      ============      ===========      ===========

  Diluted                                                       0.01            (0.02)          (0.002)           (0.06)
                                                        ============      ============      ===========      ===========

Weighted average common shares outstanding
    Basic                                                 14,627,100        14,529,100       14,627,100       14,529,100
                                                        ============      ============      ===========      ===========
    Diluted                                               14,627,100        14,529,100       14,627,100       14,529,100
                                                        ============      ============      ===========      ===========



                                                                          Page 4

                                                  LATINOCARE MANAGEMENT CORPORATION
                                                       (A NEVADA CORPORATION)
                                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                                         SEPTEMBER 30, 2002
                                                                                 Retained Earnings                   Total
                                                  Common Stock              Additional         Accumulated          Shareholders'
                                            Shares          Amount          Paid-in            Deficit                Equity
                                          ----------      -----------     -----------      --------------         -------------
Balance at December 31, 2001              3,781,455       $952,727                            $ (960,942)             $ (8,215)

Retirement of common stock                3,270,000

Reissuance of new common stocks to
existing shareholders of the acquiring
company                                  13,471,645

Issuance of new shares of stock:

Common stock issued as part of cost of
acquiring JNS Marketing                     260,000         26,000                                26,000

Common stock issued for services
rendered                                    100,000         10,000                                                      10,000

Common stock issued to private
investors prior to acquisition              186,000          8,925                                (8,925)

Transfer of acquiring company's
accumulated deficit                               0              0                            (1,671,685)           (1,671,685)

Consolidated net loss for period ended
December 31, 2001                                 0              0                              (580,504)             (580,504)
                                          ----------      -----------     -----------      --------------         -------------
Balance at December 31, 2001             14,529,100        997,652                            (3,248,056)           (2,250,404)

Private placement offering                   28,000             28           34,972                                     35,000
Common Stock issued to investors in
private placement                            70,000


Consolidated net income for nine months
ended September 30, 2002                                                                          33,959                33,959
                                          ----------      -----------     -----------      --------------         -------------
Balance at September 30,2002             14,627,100       $997,680          $34,972          $(3,214,097)         $ (2,181,445)
                                          ==========      ===========     ===========      ==============         =============

                                                                          Page 5

                                              LATINOCARE MANAGEMENT CORPORATION
                                                    (A NEVADA CORPORATION)
                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                   2002              2001
                                                                                              --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from operations                                                           $      33,959     $    (824,652)
  Adjustments to reconcile net income (loss)
  from operations to cash provided (used) in
  operating activities:
    Depreciation                                                                                      9,672             3,876

  (Increase) decrease in:
    Accounts receivable                                                                              85,843           116,104
    Prepayments to private placement offering
  Increase (decrease) in:
    Due to related party
    Accounts payable                                                                               (390,790)          779,054
    Accrued expense                                                                                   8,135           140,409
    Accrued interest
    Income tax                                                                                                          1,600
    Loan from officer                                                                                72,000
    Advance on PPM                                                                                   46,896          (140,000)
                                                                                              --------------    -------------
Net cash used from operating activities                                                            (177,916)          897,167
                                                                                              --------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                                                            33,044           165,957
                                                                                              --------------    -------------
Net cash used from investing activities                                                              33,044           165,957
                                                                                              --------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Note payable - Cedar Sinai                                                                            0           937,540
    Private placement offering                                                                       35,000          (984,890)
    Accrued interest                                                                                 78,795          (130,839)
                                                                                              --------------    -------------
Net cash provided from financing activities                                                         113,795          (178,189)
                                                                                              --------------    -------------
Net increase (decrease) in cash                                                                      12,554            64,159
Cash, beginning of the year                                                                             304            26,899
                                                                                              --------------    -------------
Cash, end of the year                                                                         $      12,858     $      91,058
                                                                                              ==============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                                                  0                 0
                                                                                              ==============    =============
Cash paid during the period for income taxes                                                              0                 0
                                                                                              ==============    =============
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Accrued interest on debt to equity conversion                                                             0                 0
Accrued interest on the equity to debt conversion                                                    78,825            47,194
                                                                                              ==============    =============
Conversion of debt to equity                                                                  $           0     $           0
                                                                                              ==============    =============


                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (AUDITED) AND
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

(1)      General Background and Nature of Operations:

         a. General background:

         LatinoCare Management Corporation (the "Company") was incorporated in the State of Nevada on January 22, 2002. The Company, a management service organization, is in the business of providing management and administrative services, and has developed a system of operations, management and marketing for independent practice associations engaged in providing health care services. The Company is authorized to issue two classes of shares : Common Stock and Preferred Stock. The total number of shares which the Company is authorized to issue is 50,000,000 common shares at $ .001 par value and 2,000,000preferred shares at $ .001 par value. The preferred stock may be issued in such series as are designated by the Board of Directors. The Board of Directors may fix the number of authorized shares of preferred stock for each series, and the rights, preferences and privileges of each series of preferred stock.

         JNS Marketing, Inc. (JNS) was a reporting public shell company incorporated in the State of Colorado in July 1983 with no tangible assets, insignificant liabilities and no revenues as of November 30, 2001, the date on which it was acquired by LatinoCare Management Corporation in a reverse merger.

         LatinoCare Management Corporation - California (LMC) dba Latino Health Care was founded and incorporated on February 23, 1995 as a California for-profit stock corporation. Its sole purpose, when originally organized, was to manage all operations of LatinoCare Network Medical Group (IPA), a related party that has common shareholders who influence the activities of both entities. LMC acquired JNS in November 2001 by purchasing 3,270,000 or approximately 86% of the issued and outstanding common stock of JNS Marketing, Inc. in exchange for $300,000. There was a delay in the planned acquisition date due to renegotiation of the acquisition cost which resulted in the issuance of an additional 260,000 new shares of common stock of the Company as part of the purchase price. The 3,270,000 shares of common stock were subsequently retired and cancelled. The members of the Board of Directors of the Company before the purchase were replaced with the members of LMC's Board of Directors. LMC and JNS entered into an Agreement and Plan of Reorganization which resulted in a share exchange between the shareholders of the two companies, whereby LMC became a wholly owned subsidiary of the Company. JNS was renamed as LatinoCare Management Corporation, reincorporated in the State of Nevada on January 2002, and is referred to in this report as the "Company".

         The Company has a total of 14,627,100 shares of its common stock issued
         and  outstanding.   The  Company  has  no  shares  of  preferred  stock
         outstanding.

                                                                          Page 7
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (AUDITED) AND
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

         b.  Nature of operations:

         The Company is in the business of providing management and administrative services and marketing for independent practice associations engaged in providing health care services. The Company has targeted and successfully reached four primary groups: health plans, hospitals, health service recipients and physicians with significant focus on the Latino market.

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

         On November 1995, the Company has entered into a twenty-five (25) year Management Services Agreement with LatinoCare Network Medical Grouping. To provide all management and administrative support, allowing the IPA to focus its efforts on medical governance and patient care management of services as required by health plans and regulations.

         The services provided by the Company include, among others, utilization management, quality improvement, claims processing, case management and financial services management. Marketing and business development are also provided as added services to the core services included in the Management Services Agreement (collectively, "Management Services"). The Company acts as the exclusive agent for the IPA with regard to seeking, negotiating, renewing, and executing managed care contracts.

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

                                                                          Page 8
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (AUDITED) AND
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

         The Company's cash and available credit are not sufficient to support current operational levels for the next year. A net loss of $3,248,056 was incurred from inception on February 1995 until December 31,2001. In the first year of start-up, an operating deficit of $1,750,000 was funded by debt capital provided by Cedars-Sinai Medical Center and was converted to capital equity in 1997. An additional $750,000 deficit has resulted from expenses for capital financing efforts beginning in the fourth quarter of 2000, and subsequently, in 2001. In the third and fourth quarters of 2001, the Company funded capital raising expenses including the purchase and reverse merger with JNS Marketing, Inc. For the nine months ended September 30, 2002, the Company had a net income of only $33,959. The Company also had negative working capital and stockholders' deficit at September 30, 2002.

         Management's plan is to raise enough equity through private placements (see Note 13 - Subsequent Events) and individual investors; finance the acquisition of enrollment membership; expand network development; acquire networks to increase cost efficiencies. The resulting revenue increases will finance the pay off of the note issued to a related party; pay off a related party; shareholder's equity interest; and to raise enough working capital to pay off liabilities and sustain operations. These financial statements have been prepared on the basis that adequate equity financing will be obtained.

         a. Principles of Consolidation:

         Not applicable

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

                                                                          Page 9
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (AUDITED) AND
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

         The IPA has managed care contracts with various Health Maintenance Organizations (HMO) to provide medical services to subscribing members. Under these agreements, the IPA receives monthly capitation payments based on the number of each HMO's subscribing members whether or not a member requests services to be performed by the IPA. The Company receives 16% of all IPA capitated revenue.

         Revenues are also generated from risk pool settlements. Revenues from risk pool settlements, management services rendered such as marketing, business development and core operations. Revenues from Risk pool settlements (cash received) are surpluses distributed by the IPA from the HMO.

         Currently, two separate types of risk pools exist - specialty risk pools and hospital (institutional) risk pools. Specialty risk pools are reserve for specialist medical expenses whereas hospital risk pool relate to reserves for hospital expenses. The HMO holds these reserves and surpluses are distributed, after year-end accounting of all claims, to the related physicians at fifty percent (50%), IPA at twenty-five percent (25%) and the Company at twenty-five percent (25%).

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

                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (AUDITED) AND
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

         g. Property, Equipment and Related Depreciation:

         Property and equipment are stated at cost. Maintenance, repairs and minor renewals and betterment's are expensed; major improvements are capitalized. Depreciation of property and equipment is provided for using the straight-line method over the estimated useful lives of the assets as follows:

                                                               Estimated
                                                               Useful Lives
                                                           ---------------------
Leasehold improvement                                          Life of lease
Computer, equipment and office furniture                       5 - 10 years



         Upon retirement,  sale, or other disposition of property and Equipment,
         the  costs  and  accumulated   depreciation  are  eliminated  from  the
         accounts, and any resulting gain or loss is included in operations.

         h.  Advertising Expenses:

         All advertising expenses are expensed as incurred.

         i.  Income Taxes:

         The Company is taxed at C Corporation income tax rates. The Company recognizes deferred income tax under the asset and liability method of accounting. This method requires the recognition of deferred income taxes based upon the tax consequences of "temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities.

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

                                                                         Page 11
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (AUDITED) AND
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

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

(3)      Private Placement Offering and Prepaid expenses

         Prepaid expenses and other current assets consists of:

                                         Sept. 30                  Sept. 30
                                           2002                      2001
                                       (unaudited)                 (audited)
                                       ----------------         ----------------
Prepaid private placement costs               0                      $  46,896
Other current assets                                                     2,395
                                       ----------------         ----------------
                                              0                      $  49,291

         On November 30, 2001, a Private Placement Memorandum was issued for qualified investors in connection with the Company's offer of sale of its common stock. This offering terminated on August 31, 2002.

         The above prepaid private placement costs consist of printing, mailing and consulting fees that have been incurred from the offering date to August 30, 2002. These costs directly attributable to the offering of securities are deferred and will be charged against the gross proceeds of the offering of securities when the offering ends or is terminated.

                                                                         Page 12
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (AUDITED) AND
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

(4)      Property and Equipment

         Property and equipment consists of the following:

                                              Sept. 30               Sept. 30
                                                2002                   2001
                                            (unaudited)              (audited)
                                            -----------             ------------
Furniture, fixtures and office equipment      $ 83,786                 $ 83,785
Leasehold improvement                           77,157                   77,157
Computers and software                         171,013                  204,058
                                            -----------             ------------
                                               331,956                  365,000
Less accumulated depreciation                  156,072                  146,400
                                            -----------             ------------
                                             $ 175,884                $ 218,600


         Depreciation expense for the three months ended September 30, 2002 and 2001 was:

                      Three months ended                Nine months ended
                         September 30,                    September 30,
                   2002                2001          2002                2001
                ---------           ---------      ---------           ---------
Depreciation     $15,216             $15,216        $42,716             $50,898
                =========           =========      =========           =========

         The Company periodically evaluates the net realizable value of long-lived assets, including property and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows.

(5)      Notes Payable - Related Party:

         Notes payable are all current and comprised of the following amounts as of September 30, 2002 and December 31, 2001.

         Cedars Sinai, due July 18, 2002
         with interest at 6.0% per annum                        $ 1,750,000
                                                                ===========

         The notes for Cedars Sinai matures as follows:

         $500,000 shall be paid on or before January 11,2002; $500,000 shall be paid on or before March 20, 2002; and $750,000 and all accrued but unpaid interest shall be paid on or before July 18, 2002.

         This note shall be secured and that in the event of a breach by the Company, Cedars-Sinai's sole recourse shall be the repossession of that portion, if any, of its shareholdings (28% of the outstanding shares) from the Company pursuant to the following provision:

                                                                         Page 13
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (AUDITED) AND
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

                  a. For the first seven hundred fifty thousand dollars($750,000) repaid by the Company, recourse shareholdings shall be reduced from twenty-eight percent (28%) of the issued and outstanding shares to not less than twenty percent (20%) of such issued and outstanding shares, or the portion thereof;

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

         As of September 30, 2002, no payments were made by the Company or any collection actions from Cedar Sinai. All rights and remedies of Cedar Sinai in connection with the existing defaults were hereby reserved, the lender agrees to forbear from exercising its rights and remedies until the earlier to occur of the following termination event of July 23, 2003. Cedar Sinai has not demanded a conversion of its note and management believes that it may be receptive to a modification.

(6)      Provision for Income Taxes:

         The provision for taxes consists of the following for periods ended September 30, 2002 and 2001 (unaudited) :

              Federal                        State                    Total
          ---------------               ---------------          ---------------
Current       $    0                       $   800                  $   800
Deferred           0                             0                        0
          ---------------               ---------------          ---------------
              $    0                       $   800                  $   800
          ===============               ===============          ===============


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

                                                                         Page 14
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (AUDITED) AND
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

(7)      Advertising:

         Advertising expense consists of the following (Unadited):

                  Three months ended                       Nine months ended
                   September 30,                             September 30,
              2002                2001                 2002                2001
           ---------           ---------            ---------           --------
Total         $  0                $  0              $ 4,865               $ 896
           =========           =========            =========           ========

(8)      Employee Savings Plan:

         On August 1, 2000, the Company adopted a 401(K) Profit Sharing Plan and Trust for the benefit of its employees and beneficiaries. Eligible employees may contribute a portion of their pretax annual compensation within specified limits. A discretionary matching contribution will be provided by the employer , which may or may not be limited to its current accumulated net profit. There are no employer contributions to the plan for the three months ended September 30, 2002 and 2001.

(9)      Commitments:

         The Company has entered into various operating leases for equipment and occupies its facility under a long-term lease agreement expiring in March 31, 2010 with option to cancel after five (5) years or extend. Future minimum lease payments under the non-cancelable leases for the remaining years are as follows:

Period ending
September 30,        Office space         Equipment                       Total
---------------    ---------------    ---------------               ------------
2003               $  250,620            $  70,716                    $  321,336
2004                  250,620               70,716                       321,336
2005                  250,620               70,716                       321,336
2006                  250,620               70,716                       321,336
Thereafter            250,620               70,716                       321,336
                   ---------------    ---------------               ------------
Total             $ 1,253,100           $  353,580                   $ 1,606,680
                   ===============    ===============               ============

Total lease and rent expense consist of the following (unaudited):

                         Three months ended             Nine months ended
                            September 30,                 September 30,
                        2002           2001         2002                2001
                     ---------      ---------     ---------           ---------
Equipment lease        $7,279        $20,024       $47,868             $42,054
Office rent            63,655         41,018       187,753             157,039
                     ---------      ---------     ---------           ---------
                      $70,934        $61,042     $ 235,621           $ 199,093
                     =========      =========     =========           =========

                                                                         Page 15
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (AUDITED) AND
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

(10)     Related Party Transactions and Due to Related Parties:

         Due from/(to) related party consists of:

                                          Sept. 30                  Sept. 30
                                            2002                      2001
                                         (unaudited)                 (audited)
                                         -----------               ------------
Due to IPA (net)                         $(17,395)                 $(496,211)
Due from JJ&M Management (net)             38,475                     16,478
Due from Latino Family Care (net)          58,919                     41,977
                                        -----------               ------------
Due to related party (net)              $(114,789)                 $(437,756)
                                        ===========               ============



         a. LatinoCare Network Medical Group, Inc./IPA :

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

         The Company has been charging the IPA a management fee according to sliding scale based on enrollment. The management fee percentage was charged against the total capitation the IPA receives from members. The following matrix reflects this management fee arrangement:

                               Rate                          Enrollment

                               --------                      ---------------
                               16%                           0 - 20,000
                               15                            20,000 - 30,000
                               14                            30,000 - 40,000
                               12                            40,000 - 50,000

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

                                                                         Page 16
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (AUDITED) AND
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

                           Three months ended             Nine months ended
                              September 30,                  September 30,
                          2002          2001            2002            2001
                              (Unaudited)                     (Unaudited)
                        ---------     ---------       ---------       ---------
Management fee-
     capitation         $ 259,817     $ 330,259       $ 919,961     $ 1,102,134

Settlement fee            184,350        30,599         184,350         174,829

Business development
     and marketing        161,622             0         161,622               0

Management fee -
     core operations      289,111             0         289,111               0
                        ---------     ---------       ---------     ------------
Total                   $ 894,900     $ 360,858       $ 894,900       $1,276,963
                        =========     =========       =========     ============


         The IPA accounts for more than ninety percent (90%) of the Company's revenue. IPA has a concentration of customers of approximately eight
         (8) customers, which are health maintenance organizations.

         Related party receivables and advances payable as of:

                                            Sept. 30                  Sept. 30
                                              2002                      2001
                                          (unaudited)                 (audited)
                                          -----------               ------------
Receivable from related party                 $  0                  $ 298,322
Payable to related party                   (17,395)                  (794,533)
                                          -----------               ------------
Due to IPA (net)                          $(17,395)                 $(496,211)
                                          ===========               ============

         The above outstanding net payable to the IPA of approximately $17,395 was misclassified as advances and in the December 19, 2001 meeting the IPA authorized reimbursement for marketing, development and core expenses. The IPA Board authorized the payment of similar expenses on a going-forward basis and were used to expand the IPA Network and grow the Company. The Company used these funds for working capital.

         b. Gonzalez-D'Avila Enterprises dba JJ&M Management:

         The JJ&M's CEO/President is a stockholder and a member of the board of directors for JJ&M, the IPA and the Company. The related party transactions involve the misclassification of health insurance expenses advanced by the Company for JJ&M.

                                                                         Page 17
                       LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (AUDITED) AND
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

         The misclassified outstanding receivable from JJ&M for reimbursement of health insurance is $38,475 and $16,478 as of September 30,2002 and December 31, 2001, respectively.

         c. Latino Family Care

         A shareholder of Latino Family Care is also a member of the board of directors of the IPA. The related party transactions involve reimbursement of health insurance misclassified as advances by the Company for Latino Family Care.

         The misclassified outstanding receivable from Latino Family Care for reimbursement of health insurance is $58,919 and $41,977 as of September 30, 2002 and December 31, 2001 respectively.

         d. Cedars-Sinai Medical Center

         Cedars-Sinai Medical Center, the Company's strategic partner, has been the largest single investor to the Company providing over $2 million including the accrued interest of approximately $290,000 that was converted to equity in June 2001. Cedar Sinai's financial support consisted of a convertible note payable of $1,000,000, issued November 30, 1996, and was converted into a twenty percent (20%) of the Company's common stock in 1997. The $750,000 and $62,460 of notes payable issued in 1996 and 1997 were converted into an additional eight percent (8%) equity interest, including accrued interest, on June 12, 2001.

         The Company has existing promissory notes to Cedars-Sinai payable on demand with the balance (including interest) as of December 31, 2000 of $812,460. These notes were converted to eight percent (8%) of the outstanding common stock of Company in June 2001.

                                                                         Page 18
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (AUDITED) AND
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

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

         Client made no repayment for the above loan as of September 30, 2002.

(11)     Significant Management Investment:

         The current management and directors as a group beneficially owns approximately ninety three percent (93%) of the total shares issued and outstanding. By virtue of such stock ownership, the current management and directors as a group generally exercise control over the affairs of the Company.

(12)     Stock Option Plan:

         On January 31, 2002, the Board of Directors of the Company unanimously approved and the shareholders ratified the adoption of the 2002 Stock Option Plan. The Stock Option Plan consists of 1,200,000 stock options for directors, executive officers and key employees to purchase 1,200,000 shares of the Company's Common Stock. As of September 30, 2002, the plan has not been implemented.

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

                                                                         Page 19
                        LATINOCARE MANAGEMENT CORPORATION
                             (A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (AUDITED) AND
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

         b. Acquisition

         The Company has expanded its business plan objectives and will seek to provide management services to other IPAs. This change in the Company's business plan will enable the Company to expand its revenue derivation sources as well as enhancing its revenue and future growth potential.

         c. Private Placement Offering:

         The Company has incurred prepaid private placement costs as of September 30, 2002 of $121,470. Since the offering was terminated in August 31, 2002, these costs were charged for the quarter ending September 30, 2002 as PPM expenses

                                                                         Page 20
                                     ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

This Form 10-QSB contains financial projections, synergy estimates and other "forward-looking statements" as that term is used in federal securities laws about LatinoCare Management Corporation's financial condition, results of operations and business. These statements include, among others:

- statements concerning the benefits that the Company expects from its business activities and certain transactions, such as the potential for revenues and the anticipated amount of expenditures; and

- statements of the Company's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as "believes", "expects", "anticipates",
              "estimates", or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

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

(h)  insufficient revenue to cover operating costs;

(i) Disagreements with LatinoCare Network Medical Group, Inc., the IPA with which the Company has its sole Management Services Agreement, and the risk that the agreement could be terminated; and

(j) A loss of contracts and decline in the business of the IPA, which would materially adversely affect the Company.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-QSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf might issue. The Company does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

The Company has continued to support the marketing and business development activities of LatinoCare Network Medical Group ("LCNMG") to increase member lives and add physicians to the provider network. Resources needed to provide this support have continued to be made available after certain significant events (i.e. Tower Bankruptcy) have negatively impacted LCNMG's membership. The Company will continue to provide this support as it endeavors to raise capital to acquire lives. In the event capital is not available, the Company has examined its operations and that of LCNMG and implemented reductions during the third quarter of fiscal 2002 that it believes will maintain the operations of the Company, provided that the Management Services Agreement with the IPA is preserved and the IPA remains intact. The Company has recently been notified by certain members of the board of directors of LatinoCare Network Medical, Inc. (the "IPA") that they desire to terminate the Management Services Agreement between the Company and the IPA, based on allegations of mismanagement. The Company believes that the allegations are without merit, and that a termination of the Management Services Agreement is not proper nor justified. Moreover, the Company believes that the attempted actions by those IPA directors are not authorized, and may seek to have a new Board constituted for the IPA.

The Management Services Agreement is virtually the sole source of revenue for the Company. A termination of the Management Services Agreement would have a severe adverse effect on the business, operating results and financial condition of the Company. Although management of the Company intends to make every effort to prevent a termination of the Management Services Agreement, there is no assurance that the Company's Management Services Agreement will be preserved. Furthermore, a decline in the IPA's business or loss of health network service contracts by it, or the loss of patients in the network, would have a material adverse impact on the Company, including but not limited to a reduction of revenues earned by the Company. There is no assurance that the Management Services Agreement will be preserved or that the IPA will not suffer a material loss of business. Under such circumstance, the Company might not be able to remain in business as a going concern.

OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Total revenue for the nine months ended September 30, 2002 increased by $924,287 to $2,255,040 from $1,330,753 for the nine months ended September 30, 2001. The increase is due to additional management fees received by the Company from LCNMG related to marketing and business development and the management of the IPA.

Operating and administrative expenses increased by $ 268,210 during the nine months ended September 30, 2002 to $2,371,824 from $2,103,614 for the nine months ended September 30, 2001. Office rent expenses increased by $ 30,714 for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Salaries increased by $ 113,379 for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. PPM expenses were booked this quarter and this was a $130,849 charge for the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company had consolidated net cash of $ 12,858 for the nine months ended September 30, 2002 as compared to net cash of $ 91,058 for the nine months ended of September 30, 2001. The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of $183,974 for the nine months ended September 30, 2002 as compared to a working capital deficit of $ 645,763 for the nine months ended September 30, 2001. Net cash flow provided by operating activities were ($177,916) for the nine months ended September 30, 2002 as compared to $ 897,167 for the nine months ended September 30, 2001. Net cash provided by investing activities were $ 42,716 during the nine months ended September 30, 2002, as compared to $ 169,833 for the nine months ended September 30, 2001. Net Cash provided by financing activities was $ 113,795 during the nine months ended September 30, 2002 as compared to ($178,189) during the nine months ended September 30, 2001.

The Company will have significant capital requirements during the fourth quarter of 2002, and in 2003 if the Company continues with its plan of acquisition and incubation of new IPAs and projects, and to pay operating costs. To address this need for additional capital, LCMC has begun seeking out joint venture, partnership or merger partners in the industry that would take a significant ownership stake in the LCNMG IPA to assist in preserving and growing membership in the IPA. As of September 30, 2002, the company established formal discussion with three such groups, and a working agreement could be in place sometime in the fourth quarter. There is no assurance that a working agreement between LCNMG and one of these parties will be reached during this time frame, or that the Company will have sufficient capital to finance its business operations and growth, or that any of these parties will make capital available in terms that are favorable to the Company or at all. The Company is currently incurring operating deficits that are expected to continue until LCNMG increases its member enrollment, which depends in part on the Company securing additional working capital for marketing and acquisitions. The Company has already adjusted its expenses in response to the decrease in membership by implementing costs cutting strategies and headcount downsizing.

The Company expects to have material capital requirements during the fourth quarter of 2002 and for calendar year 2003 as it relates to acquisitions of membership by LCNMG, the IPA. Subject to the availability of capital, LCNMG and the Company plan to acquire additional membership through the acquisition of IPAs and from individual physicians. The latter method is not the acquisition of physicians' practices but rather the transfer of these physicians' membership from other IPAs to LCNMG

LatinoCare Network Medical Group, Inc. (LCNMG), was owned by Roberto Chiprut, M.D. who was a major shareholder and Director of the company and LCMC until his recent death in February, 2002. Under California professional corporate law the shares of LNMG cannot be issued to or held by anyone other than a physician in possession of an unrestricted license to practice medicine in California, or a professional corporation with only one shareholder who is a physician. Due to this ownership requirement, Dr. Chiprut's death forced LCNMG into a six (6) month period in which ownership of the corporation had to be transferred or sold to an eligible licensed person(s).

LCMC began discussions with the court appointed conservator for the Chiprut Estate to purchase the shares on the same terms as previously agreed upon with Dr. Chiprut. LCMC exercised an assignable option agreement it had signed with LCNMG which granted LCMC (i) an assignable option to purchase all or any parts of the assets of LCNMG, and (ii) the right to designate the purchaser of all or part of the issued and outstanding stock in LCNMG. Upon the execution of this agreement, the ownership shares in LCNMG held by Dr. Chiprut's Estate were repurchased through a third party transaction secured by the new LCNMG assigned shareholders. The new shareholders are the existing four members of the board of directors of LCNMG and an additional physician, all of whom are licensed physicians with unrestricted licenses to practice medicine in the State of California. They include: Robert Karns, M.D., Adam Karns, M.D., Arturo Velazquez Jr., M.D., Jorge Carreon, M.D., and Paul Wallace, M.D. The new shareholders in LCNMG have also entered into an assignable option agreement with LCMC with the same terms as those previously agreed upon by Dr. Chiprut.

On July 22, 2002 LCMC entered into a strategic alliance with Millennium Benefits Insurance Brokers, Inc (MBIB) for the distribution and fulfillment of an "Affordable Medical Benefits" (AMB) health insurance plan for the working uninsured. Millennium will make available to Latino Health Care, on an exclusive private label basis, a version of their health insurance plan to be marketed to Latinos. AMB beneficiaries would be served through an Exclusive Provider
Organization (EPO) managed by Latino Health Care. Under an EPO structure beneficiaries are directed to their chosen primary care physician and selected hospitals. This new product will therefore bring to Latino Health Care a share of insurance premium revenue as well as add a new insured patient base to the practices of the primary care physicians that contract with the LatinoCare IPA.

Millennium Consumer Benefits Association ("MCBA"/ a California not-for-profit association (501(c)(3)) and Millennium Benefits Insurance Brokers, Inc. ("MBIB"/ a California C Corporation) comprise the management and distribution companies for the Affordable Medical Benefits Health Insurance Plan (AMB). These companies have been in business since late 1999. MBIB's mission is to offer low cost health benefits to the working, uninsured population, a population that currently lacks access to affordable healthcare. The Company currently markets the "Affordable Medical Benefits" Health Insurance Plan, a low cost, low deductible, primary care based solution for the working uninsured.

                                                                         Page 25
                                    PART II.

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

                  Exhibit 99.14a and Exhibit 99.14b

         (b) Reports on Form 8-K.

                  Report on Form 8-K dated July 12,2002, relating to the appointment of Mountain Share Transfer Inc. as the Company transfer agent.

                  Report on Form 8-K, dated September 11, 2002, relating to the pending change of independent certified public accountant for the Company.

                  Report on Form 8-K, dated November 11, 2002, relating to the appointment of Robert J. Pacheco as the Company certified public accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 15, 2002


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