Form 10QSB/A
period 2002-09-30
LATINOCARE MANAGEMENT CORP
filed 2002-11-21
CIK 743758

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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
                                                                        =======

                                                                          Page 3

                                             LATINOCARE MANAGEMENT CORPORATION
                                                   (A NEVADA CORPORATION)
                                      CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                            FOR THE THREE AND NINE MONTHS ENDED
                                          SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
                                                              Three Months Ended                 Nine Months Ended
                                                                   Sept. 30,                         Sept. 30,
                                                            2002              2001             2002             2001
                                                        ------------      ------------      -----------      -----------
Revenue:
  Management fees- related party                        $    893,652      $    355,858      $ 2,224,042      $ 1,276,963
  Management fees- others                                     10,709             6,152           30,998           53,790
                                                        ------------      ------------      -----------      -----------

                                                             903,827           362,010        2,255,040        1,330,753
                                                        ------------      ------------      -----------      -----------

Costs and expenses:
  Salaries and benefits                                      494,615           461,052        1,373,488        1,250,785
  Professional and consulting fees                           107,878          (46,594)          216,288          174,800
  General and administrative                                 297,343           136,251          739,333          627,131
  Depreciation                                                15,216            15,216           42,716           50,898
                                                        ------------      ------------      -----------      -----------
                                                             915,052           565,925        2,371,824        2,103,614
                                                        ------------      ------------      -----------      -----------

Operating income (loss)                                      (11,225)         (203,915)        (116,784         (772,861)

Other income (expense):
  Interest expense                                           224,654           (22,494)         150,743          (51,790)
                                                        ------------      ------------      -----------      -----------

Other income (loss) before income taxes                 $    213,430      $   (226,409)     $    33,959      $  (824,651)

Provision for income taxes                                         0                 0                0                0

Net income (loss)                                            213,430          (226,409)          33,959         (824,651)
                                                        ============      ============      ===========      ===========


Earnings (loss) per common share
  Basic                                                         0.01            (0.02)           0.002            (0.06)
                                                        ============      ============      ===========      ===========

  Diluted                                                       0.01            (0.02)           0.002            (0.06)
                                                        ============      ============      ===========      ===========

Weighted average common shares outstanding
    Basic                                                 14,627,100        14,529,100       14,627,100       14,529,100
                                                        ============      ============      ===========      ===========
    Diluted                                               14,627,100        14,529,100       14,627,100       14,529,100
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

(10)     Related Party Transactions and Due to Related Parties:

         Due from/(to) related party consists of:

                                          Sept. 30                  Sept. 30
                                            2002                      2001
                                         (unaudited)                 (audited)
                                         -----------               ------------
Due to IPA (net)                         $(17,395)                 $(496,211)
Due from JJ&M Management (net)            (38,475)                    16,478
Due from Latino Family Care (net)         (58,919)                    41,977
                                        -----------               ------------
Due to related party (net)              $(114,789)                 $(437,756)
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

Dated:  November 20, 2002


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