Form 10QSB/A
period 2002-09-30
LATINOCARE MANAGEMENT CORP
filed 2003-02-05
CIK 743758

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2

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


                  Exhibit 99.14


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

Dated:  February 4, 2003


                  By: /s/ Jose J. Gonzalez
                  -----------------------------------------------
                  Jose J. Gonzalez, Chairman of the Board,
                  Chief Executive Officer, Chief Financial Officer President and Secretary