Form 10KSB
period 2002-12-31
LATINOCARE MANAGEMENT CORP
filed 2003-03-28
CIK 743758

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2002

        For the transition period from _________________ to _____________

                         Commission file number 0-13215

                        LATINOCARE MANAGEMENT CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       30-0050402
    ----------------------                   -----------------------------------
   (State of Incorporation)                 (I.R.S. Employer Identification No.)


            959 Walnut Avenue, Suite 250, Pasadena, California 91106
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (626) 583-1115
                                 --------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(B) of the Act:

                                                    Name of Each Exchange On
     Title of Each Class                                Which Registered
     -------------------                            ------------------------
        COMMON STOCK                                          OTC


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant was $126,894 as of December 31, 2002 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

         There were 14,604,098 shares outstanding of the registrant's Common Stock as of March 25, 2003.

                                TABLE OF CONTENTS

10KSB
PART I...................................................................   1
ITEM 1...................................................................   1
ITEM 2...................................................................   3
ITEM 3...................................................................   3
ITEM 4...................................................................   3
PART II..................................................................   4
ITEM 5...................................................................   4
ITEM 6...................................................................   4
ITEM 7...................................................................   6
ITEM 8...................................................................  24
PART III.................................................................  24
ITEM 9...................................................................  24
ITEM 10..................................................................  25
ITEM 11..................................................................  26
ITEM 12..................................................................  26
ITEM 13..................................................................  27


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

         LMC is a Management Services Organization ("MSO") which was engaged in the business of managing LatinoCare Network Medical Group ("LNMG"), an Independent Physician Association ("IPA") primarily servicing the growing Latin American community in the United States, and in particular in California. Due to a dispute with LNMG, which LMC was unable to resolve, LMC was forced to lay off its employees and close its business. LNMG also lost its clients and closed its business. LMC is currently insolvent and may be forced to file for bankruptcy or dissolve. The Board of Directors and a majority of shareholders recently authorized the conveyance to Jose J. Gonzalez all of the outstanding the common stock of LMC (the "Conveyance"). The Board of Directors believes that the Conveyance will allow the Company's controlling shareholders to sell their stock to an unaffiliated individual or entity in order to facilitate an acquisition or business combination with an operating company without the burden of LMC.

         On January 15, 2003, the Company was notified by Cedars-Sinai Medical Center that it will foreclose on its security interest in certain assets and stock of LMC under its Loan and Security Agreement with LMC, dated November 30, 1995, and its Stock Pledge Agreement with LMC, dated July 23, 2001 (collectively, the "Cedars Loan Agreements"). LMC is currently in default under Cedars Loan Agreements, which includes a note for $1,750,000 payable by LMC to the Cedars Sinai Medical Center. The foreclosure notice stated that the collateral would be offered for sale at a public auction on February 10, 2003. The collateral includes 28% of the total issued and outstanding common stock of LMC. Accordingly, the Conveyance may result in Jose J. Gonzalez owning 72% of the total issued and outstanding common stock of LMC rather than 100% of its outstanding stock. After the foreclosure, Cedars Sinai Medical Center or a third party purchaser at the public auction, if any, would own 28% of the outstanding common stock of LMC. After the Conveyance, the Company will not own any of the outstanding common stock of LMC, and, accordingly, will own no assets and will have accounts payable estimated to be approximately $80,000 to $100,000.

         After the Conveyance, the Company will seek to make an acquisition or enter into a business combination with another operating company that is seeking to become a publicly traded company. A business combination with a new company will likely result in substantial dilution to the existing shareholders of the Company, and possibly result in a significant reverse split of the issued and outstanding stock of the Company. The majority shareholders of the Company, Jose
J. Gonzalez and the Estate of Dr. Roberto Chiprut (collectively, the "Majority Shareholders"), who together own approximately 93% of the total issued and outstanding stock of the Company, may elect to sell substantially all of their stock to one or more third parties in connection with a business combination with another company.

         In contemplation of a possible business combination with another company, the Majority Shareholders authorized the Company to amend its Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000. The Amendment to the Articles of Incorporation was approved in February 2003 and is expected to be recorded in March 2003. In February 2003, the Majority Shareholders also approved the Conveyance, which is expected to close on or before March 31, 2003. If a business combination is effected by the Company with another company, the owners of the other company are expected to assume control of the Company, and to replace Jose J. Gonzalez as directors of the Company.

COMPETITION

         The Company's business was subject to intense competition. The health care industry is highly fragmented, with many companies performing the services formerly performed by the Company. Many of these competitors have limited operations, but several industry participants are comparable in size to or larger than the Company, have greater financial and managerial resources than the Company, and greater name recognition than the Company. If the Company is able to facilitate an acquisition or business combination with an operating company, the Company will be subject to intense competition in the industry in which the operating company competes.

GOVERNMENT REGULATION

         The Company was subject to various federal, state, and local laws affecting medical services businesses. The Federal Trade Commission and equivalent state agencies regulate advertising and representations made by businesses in the sale of their products, which apply to the Company. The Company was also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general. If the Company is able to facilitate an acquisition or business combination with an operating company, the Company will be subject to the various federal, state, and local laws affecting the operating company.

EMPLOYEES

         LMC currently has currently has approximately one full time employee who is the sole officer and director of the Company. The Company does not have an employment agreement or collective bargaining agreement with its employee, although it may enter into employment agreements in the future.

SEASONALITY

         The Company does not yet know whether or not its new business, if any, will be substantially affected by seasonality.

TRADEMARKS

         The Company has not been issued any registered trademarks for its "Latinocare Management" trade name. The Company does not plan to file trademark and tradename applications with the United States Office of Patents and Trademarks for its proposed tradenames and trademarks.

ITEM 2. PROPERTIES

         The Company currently utilizes office space, on a rent free basis, made available to it by a business associate of the President of the Company. There can be no assurance that this arrangement will continue. The Company is currently seeking to enter into a business combination with an operating company which would likely have its own office space.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the NASD OTC Bulletin Board Market under the symbol "LCMC." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

            2002                               HIGH              LOW
            ----                               ----              ---

            First quarter......................$1.25             $0.75
            Second quarter.....................$0.75             $0.12
            Third quarter......................$0.12             $0.12
            Fourth quarter.....................$0.12             $0.12


            2001                               HIGH              LOW
            ----                               ----              ---

            First quarter......................$0.75             $0.25
            Second quarter.....................$0                $0
            Third quarter......................$1.25             $0.375
            Fourth quarter.....................$2.50             $0.75

---------------------------

         The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

         As of December 31, 2002, there were approximately 145 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts which is unknown. As of December 31, 2002, there were approximately 14,604,098 shares of common stock outstanding.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

         This Form 10-KSB contains financial projections, synergy estimates and other "forward-looking statements," as that term is used in federal securities laws, about Latinocare Management Corporation's financial condition, results of operations and business. These statements include, among others: statements concerning the Company's prospects for entering into a business combination with another operating company, the potential for revenues and expenses of an operating company that may be acquired by the Company, and any statements of the Company's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-KSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-KSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

         (a)      inability of the Company to acquire an operating company;

         (b)      volatility or decline of the Company's stock price;

         (c) potential fluctuation in quarterly results, if the Company is able to acquire an operating company;

         (d) failure of an operating company acquired by the Company, if any, to earn revenues or profits, or to operate as a viable or successful business;

         (e) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

         (f)      inadequate capital to continue business;

         (g)      changes in demand for the Company's products and services;

         (h)      rapid and significant changes in markets;

         (i) litigation with or legal claims and allegations by outside parties;

         (j)      insufficient revenues to cover operating costs.

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

GENERAL

         The Company is a holding company with no assets other than the stock of LMC. LMC closed its business and entirely ceased operations on November 1, 2002. Consequently, the Company has no business operations by itself or as a consolidated entity with LMC. LMC is expected to declare bankruptcy or dissolve in 2003. All information in the following paragraphs relates to the period from January 1, 2002 to November 1, 2002 because operations ceased on November 1, 2002.

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO FISCAL YEAR ENDED DECEMBER 2001

         Total revenue for the twelve month period ending December 31, 2002 increased by $393,282 to $2,718,164 from $2,324,882 in the prior year.

         General and administrative expenses increased by $101,095 during the twelve months ended December 31, 2002 to $2,896,575 from $2,795,480 in the prior year. Expense related to depreciation was $60,864 for the twelve months ended December 31, 2002 as compared to $27,872 for the prior year and interest expense was $118,657 for the twelve months ended December 31, 2002 as compared to $73,090.

         For  the  twelve  months  ended   December  31,  2002,   the  Company's
consolidated net loss was $379,203 as compared to a consolidated net loss of $580,504 for the twelve months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had consolidated net cash of $(105,980) at December 31, 2002 as compared to net cash of $2,604 as of December 31, 2001. The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of $2,589,607 at December 31, 2002 as compared to a working capital deficit of $2,250,404 at December 31, 2001. Cash flow provided by operating activities was $2,112 during the twelve months ended December 31, 2002 as compared to $(438,090) during the twelve months ended December 31, 2001. Cash provided by investing activities was $0 during the twelve months ended December 31, 2002 as compared to $(341,933) during the twelve months ended December 31, 2001. Cash provided by financing activities decreased from $717,095 during the twelve months ended December 31, 2001 to $(108,584) during the twelve months ended December 31, 2002. There is no assurance that the Company will have sufficient capital to acquire a new business or, if a new business is acquired, sufficient capital to finance its growth and business operations, or that such capital will be available on terms that are favorable to the Company or at all.

ITEM 7. FINANCIAL STATEMENTS LATINOCARE MANAGEMENT CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

Independent Auditors Report.............................................       8
Consolidated balance sheets at December 31, 2002 and December 31, 2001 .. 9-10 Consolidated statements of operations from the years ended
 December 31, 2002, and 2001............................................      11
Consolidated statements of changes in stockholders' equity
 for the years ended December 31, 2002 and 2001.........................      12
Consolidated statements of cash flow for the years ended
 December 31, 2002 and 2001..............................................  13-14
Notes to Financial Statements............................................  15-23

                        LATINOCARE MANAGEMENT CORPORATION
                         (Formerly JNS Marketing, Inc.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS

                                                                            PAGE
Report of Independent Public Accountants................................      8

Consolidated Balance Sheets.............................................    9-10

Consolidated Statement of Operations and Deficit........................     11

Consolidated Statement of Changes in Shareholders'
 Equity (Deficit).......................................................     12

Consolidated Statement of Cash Flows ...................................  13-14

Notes to Consolidated Financial Statements .............................  15-23

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A PROFESSIONAL CORPORATION)

Armando C. Ibarra, C.P.A.                           Members of the
Armando Ibarra, Jr., C.P.A.                         California Society of
                                                    Certified Public Accountants

To the Board of Directors
Latinocare Management Corporation
Long Beach, California

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Latinocare Management Corporation (formerly JNS Marketing, Inc.) and its subsidiary as of December 31, 2002 and the related consolidated statements of operations, changes to shareholders' equity and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of and for the year ended December 31, 2001, were audited by other auditors whose report dated May 14, 2001, expressed an unqualified opinion on those matters except for a going concern disclosure.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Latinocare Management Corporation and its subsidiary as of December 31, 2002, and the consolidated results of their operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has ceased operations as of year end and is currently seeking other business ventures. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter are also described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Armando C. Ibarra, C.P.A. - APC
----------------------------------
ARMANDO C. IBARRA, C.P.A. - APC

March 19, 2003
San Diego, California

                      350 E Street, Chula Vista, CA 91910

Tel: (619) 422-1348                                         Fax: (619) 422-1465

                        LATINOCARE MANAGEMENT CORPORATION
                             (A Nevada Corporation)
                           Consolidated Balance Sheets

--------------------------------------------------------------------------------

                                     ASSETS

                                         Year Ended               Year Ended
                                         December 31,             December 31,

                                            2002                       2001
                                    --------------------       -----------------


   CURRENT ASSETS

       Cash                         $         (105,980)      $            2,604
       Accounts receivable                           -                    2,922
       Employee loans                            1,000                        -
       Prepaid expenses                            779                   49,291
                                    --------------------       -----------------

   TOTAL CURRENT ASSETS                       (104,201)                  54,817

   NET PROPERTY & EQUIPMENT                    157,736                  218,600

   OTHER ASSETS
       Deposit                                       -                   15,478
                                    --------------------      ------------------

   TOTAL OTHER ASSETS                                -                   15,478
                                    --------------------      ------------------

         TOTAL ASSETS              $            53,535       $          288,895
                                    ====================      ==================
















      See Auditors' Report and Notes to Consolidated Financial Statements

                        LATINOCARE MANAGEMENT CORPORATION
                             (A Nevada Corporation)
                           Consolidated Balance Sheets

--------------------------------------------------------------------------------

                       LIABILITIES & STOCKHOLDERS' DEFICIT

                                                Year Ended        Year Ended
                                                December 31,      December 31,
                                                   2002              2001
                                               ------------    ---------------


    CURRENT LIABILITIES
         Accounts payable - trade              $    398,814    $      196,387
         Income tax payable                           1,600             1,600
         Employee benefits payable                    5,603                 -
         Accrued expenses                           144,210           107,522
         Credit cards payable                         4,821                 -
         Loans from officers                        187,000           437,756
                                               -------------    --------------
    TOTAL CURRENT LIABILITIES                       742,048           743,265

    LONG-TERM LIABILITIES
         Note payable                             1,750,000         1,750,000
         Accrued interest                           151,094            46,034
                                               -------------    --------------
    TOTAL LONG-TERM LIABILITIES                   1,901,094         1,796,034
                                               -------------    --------------

          TOTAL LIABILITIES                    $  2,643,142    $    2,539,299



    STOCKHOLDERS' DEFICIT

     Common stock, (no par value, 50,000,000
      shares authorized;  14,604,098 and
      14,529,100 shares issued and outstanding
      as of December 31, 2002 and
      2001, respectively)                         1,037,652           997,652
         Retained earnings                       (3,627,259)       (3,248,056)
                                               -------------    --------------
    TOTAL STOCKHOLDERS' DEFICIT                  (2,589,607)       (2,250,404)
                                               -------------    --------------

                TOTAL LIABILITIES &
                      STOCKHOLDERS' DEFICIT    $     53,535    $      288,895

                                               =============    ==============

       See Auditors' Report and Notes to Consolidated Financial Statements

                        LATINOCARE MANAGEMENT CORPORATION
                             (A Nevada Corporation)
                      Consolidated Statement of Operations
--------------------------------------------------------------------------------



                                             Year Ended           Year Ended
                                            December 31,         December 31,
                                                2002                 2001
                                        -------------------  -------------------

  REVENUES
      Revenues                        $          2,718,164            2,324,882
                                        -------------------  -------------------

  TOTAL REVENUES                                 2,718,164            2,324,882

  GENERAL & ADMINISTRATIVE EXPENSES              2,896,575            2,795,480

                                        -------------------  -------------------

  OPERATING INCOME (LOSS)                         (178,411)            (470,598)

  OTHER INCOME & (EXPENSES)
      Depreciation                                 (60,864)             (27,872)
      Interest expense                            (118,657)             (73,090)
      Loss on assets abandoned                           -               (8,144)
      Interest income                                   11                    -
      County tax                                   (20,482)                   -
                                        -------------------  -------------------

  TOTAL OTHER INCOME & (EXPENSES)                 (199,992)            (109,106)
                                        -------------------  -------------------

  NET INCOME (LOSS) BEFORE TAXES                  (378,403)            (579,704)

      Provision for Income Taxes                       800                  800
                                        -------------------  -------------------

  NET INCOME (LOSS)                     $         (379,203)            (580,504)
                                        ===================  ===================


  BASIC EARNINGS (LOSS) PER SHARE       $            (0.03)               (0.04)
                                        ===================  ===================
  WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                    14,529,305          14,529,100
                                        ===================  ===================


       See Auditors' Report and Notes to Consolidated Financial Statements

                        LATINOCARE MANAGEMENT CORPORATION
                             (A Nevada Corporation)
            Consolidated Statement of Changes in Stockholders' Equity
                From December 31, 2000 through December 31, 2002

-------------------------------------------------------------------------------------------------------------------------------
                                                 Common           Common        Additional       Retained
                                                  Stock            Stock          Paid-in        Earnings          Total
                                                                  Amount          Capital
-------------------------------------------------------------------------------------------------------------------------------
   Balance,  December 31, 2000                     3,781,455        $ 952,727                     $ (960,942)        $ (8,215)

   Retirement of common stock                     (3,270,000)                                                               -

   Issuance of new common stock                   13,471,645                                                                -

   Stock issued for cash                             260,000           26,000                        (26,000)               -

   Stock issued for services rendered                100,000           10,000                                          10,000

   Stock issued to private investors                 186,000            8,925                         (8,925)               -

   Transfer of acquiring company's acum. deficit                                                  (1,671,685)      (1,671,685)

   Net loss,  December 31, 2001                                                                     (580,504)        (580,504)

-------------------------------------------------------------------------------------------------------------------------------
   BALANCE, DECEMBER 31, 2001                     14,529,100          997,652             -       (3,248,056)      (2,250,404)
===============================================================================================================================

   Stock issued to private investors                  28,000           35,000                                          35,000

   Stock issued for services rendered                 46,998            5,000                                           5,000

   Net loss,  December 31, 2002                                                                     (379,203)        (379,203)

-------------------------------------------------------------------------------------------------------------------------------
   BALANCE, DECEMBER 31, 2002                     14,604,098       $1,037,652           $ -      $(3,627,259)     $(2,589,607)
===============================================================================================================================

       See Auditors' Report and Notes to Consolidated Financial Statements

                               LATINOCARE MANAGEMENT CORPORATION
                                    (A Nevada Corporation)
                             Consolidated Statements of Cash Flows
---------------------------------------------------------------------------------------------------------
                                                                   Year Ended             Year Ended
                                                                  December 31,           December 31,
                                                                      2002                   2001
                                                                ------------------     -----------------

  CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                         $         (379,203)   $         (580,504)
      Depreciation expense                                                 60,864                27,872
      Loss on abandonment of assets                                             -                 8,144
     (Increase) decrease in accounts receivable                             2,922                10,277
     (Increase) decrease in employee loans                                 (1,000)                    -
     (Increase) decrease in income tax                                          -                   800
     (Increase) decrease in prepaid expenses                               48,512               (46,896)
     (Increase) decrease in deposits                                       15,478                10,039
     Increase (decrease) in accounts payable - trade                      202,427                82,307
     Increase (decrease) in employee benefits payable                       5,603                     -
     Increase (decrease) in accrued expenses                               36,688                39,871
     Increase (decrease) in credit cards payable                            4,821                     -
     Stock issued for services rendered                                     5,000                10,000

                                                                ------------------     -----------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  2,112              (438,090)

  CASH FLOWS FROM INVESTING ACTIVITIES
     (Acquisition) disposal of equipment                                        -              (341,933)
                                                                ------------------     -----------------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      -              (341,933)

  CASH FLOWS FROM FINANCING ACTIVITIES
       Common stock issued for cash                                        35,000                     -
       Loans from officers                                               (250,756)              634,882
       Accrued interest                                                   105,060              (154,435)
       Conversion of debt into equity                                           -               227,723
       Private placement offering                                               -                 8,925
                                                                ------------------     -----------------

       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (110,696)              717,095

                                                                ------------------     -----------------
      NET INCREASE (DECREASE) IN CASH                                    (108,584)              (62,928)

      CASH AT BEGINNING OF YEAR                                             2,604                65,532
                                                                ------------------     -----------------

      CASH AT END OF YEAR                                       $        (105,980)   $            2,604
                                                                ==================     =================

       See Auditors' Report and Notes to Consolidated Financial Statements

                        LATINOCARE MANAGEMENT CORPORATION
                             (A Nevada Corporation)
                      Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


                                                  Year Ended         Year Ended
                                                 December 31,       December 31,
                                                     2002               2001
                                                 -------------    --------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Income Taxes Paid                              $         -      $           -
                                                 =============    ==============

  Interest Paid                                  $        29      $           -
                                                 =============    ==============

  Common Stock Issued for Services               $     5,000      $           -
                                                 =============    ==============

  Conversion of Debt to Equity                   $         -      $   1,040,183
                                                 =============    ==============

  Accrued Interest On Debt to Equity Conversion  $         -      $      27,254
                                                 =============    ==============

  Conversion of Equity to Debt                   $         -      $   1,750,000
                                                 =============    ==============

  Accrued Interest On the Equity to
   the Debt Conversion                           $         -      $      46,034
                                                 =============    ==============


  See Auditors' Report and Notes to Consolidated Financial Statements

                        LATINOCARE MANAGEMENT CORPORATION
                             (A Nevada Corporation)
                 Notes to the Consolidated Financial Statements
                             as of December 31, 2002

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

A.       ORGANIZATION:

Latinocare Management Corporation, a Nevada corporation, (the Company) was incorporated in the State of Nevada on January 22, 2002. The Company, a management service organization, is in the business of providing management and administrative services, and has developed a system of operations, management and marketing for independent practice associations engaged in providing health care services.

Latinocare Management Corporation dba Latino Health Care was founded and incorporated on February 23, 1995 as a California for-profit stock corporation. Its sole purpose, when originally organized, was to manage all operations of Latinocare Network Medical Group (IPA), a related company that had common shareholders who influence the activities of both entities.

Latinocare Management Corporation (LMC) acquired JNS Marketing, Inc. (JNS) in November 2001 purchasing 3,270,000 or approximately 86% of the issued and outstanding common stock of JNS Marketing, Inc. in exchange for $300,000. There was a delay in the planned acquisition date due to negotiation of the acquisition cost which resulted in the issuance of an additional 260,000 new shares of common stock of the Company as part of the purchase price. The 3,270,000 shares common stock were subsequently retired and cancelled. The members of the Board of Directors of the Company before the purchase were replaced with the members of Latinocare Management Corporation's Board of Directors. LMC and JNS entered into an Agreement and Plan of Reorganization which resulted in a share exchange between shareholders of the two companies, whereby LMC became a wholly owned subsidiary of the Company. JNS was renamed as Latinocare Management Corporation, reincorporated in the State of Nevada on January 2002, and is referred to as the Company.

Since the death of Dr. Roberto Chiprut the business relation between the Company and Latinocare Network Medical Group (LNMG) have deteriorated to the point where they cannot work together. Thus, the Company has ceased operations and is in the process of seeking other business operations.

NATURE OF OPERATIONS:

The Company, a management service organization, was in the business of providing management and administrative services, and had developed a system of operations, management and marketing for independent practice associations engaged in providing health care services.

The Company targeted and successfully reached four primary groups: health plans, hospitals, health service recipients and physicians with significant focus on the Latin market.

                        LATINOCARE MANAGEMENT CORPORATION
                             (A Nevada Corporation)
                 Notes to the Consolidated Financial Statements
                             as of December 31, 2002

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

Latinocare  Network Medical Group,  Inc., an Independent  Physician  Association
(IPA), was incorporated on September 30, 1994, as a licensed medical group able to accept physician services risk from third-party payers and self-insured employers. The IPA was organized for the purpose of meeting the comprehensive health care needs of the Latino population and the lack of access to quality health care services available to the Latino community. The IPA has a network of private practicing physicians who provide quality health care services that are accessible, friendly, affordable, and culturally sensitive. It offers a wide range of comprehensive health care programs and services to keep its members and families healthy and productive.

In November 1995, the Company entered into a twenty-five (25) year Management Services Agreement with Latinocare Network Medical Group, Inc. to provide all management and administrative support, allowing the IPA to focus efforts on physician network development. These services include, among others; clerical and billing services, claims settlement and collections, accounting, financial and cash flow management, marketing and general administrative services (collectively, "Management Services"). The Company acted as the exclusive agent to the IPA with regards to seeking, negotiating, renewing, and executive managed care contracts.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   ACCOUNTING METHOD:
     -----------------

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

B.   BASIS OF CONSOLIDATION:
     ----------------------

The consolidated financial statements include the accounts of the Company and its subsidiary. Inter-company accounts and transactions have been eliminated in the consolidated financial statements.

C.   CASH AND CASH EQUIVALENTS:
     -------------------------

The Company considers all money market funds and highly liquid debt instruments with maturates of three months or less when purchased to be cash equivalents.

                        LATINOCARE MANAGEMENT CORPORATION
                             (A Nevada Corporation)
                 Notes to the Consolidated Financial Statements
                             as of December 31, 2002

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.   USE OF ESTIMATES:
     ----------------

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

E.  REVENUE RECOGNITION AND DEFERRED REVENUE:
    ----------------------------------------

Revenues from professional services, primarily from management fees, were recognized on an accrual basis of accounting as services are performed or the amounts earned (in compliance with SOP 00-2), based on a percentage of capitation revenues received by the IPA, which is a related party.

The IPA had managed care contracts with various Health Maintenance Organizations
(HMOs) to provide medical services to subscribing members. Under these agreements, the IPA received monthly capitation payments based on the number of each HMO's subscribing members whether or not a member requests services to be performed by the IPA. The Company receives 16% of all IPA collections.

Revenues were also generated from risk pool settlements. Revenues from risk pool settlements (cash received) are surpluses distributed by the IPA from the HMO.

Based on the fact that the relationship between the Company and the IPA deteriorated, all receivables and income accruals relating to the IPA have been written-off as of December 31, 2002. When, and if, these amounts are collected they will be recognized as income at that time.

F.  ACCOUNTS RECEIVABLE:
    -------------------

The Company does not have any accounts receivable as of December 31, 2002. Thus, no allowance for doubtful accounts was required. When accounts became uncollectible, they were charged to operations when that determination was made.

                        LATINOCARE MANAGEMENT CORPORATION
                             (A Nevada Corporation)
                 Notes to the Consolidated Financial Statements
                             as of December 31, 2002

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.       PREPAID PRIVATE PLACEMENT COSTS:
         -------------------------------

Specific incremental costs directly attributable to proposed or actual offering of securities were deferred and to be charged against the gross proceeds of the offering. However, as of December 31, 2002 the amount that was previously accrued was expensed to the appropriate accounts.

H.       PROPERTY, EQUIPMENT, AND RELATED DEPRECIATION:
         ---------------------------------------------

Property and equipment are stated at cost. Maintenance, repairs and minor renewals and betterment's are expensed; major improvements are capitalized.

Depreciation of property and equipment is provided for using the straight-line method over the estimated useful lives of the assets as follows:

                                                                  Estimated
                                                                 Useful Lives
                                                           ---------------------
     Leasehold improvements                                     Life of lease
     Computer, equipment and office furniture                    5 - 10 years

Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations.

I.       ADVERTISING EXPENSES:
         --------------------

All advertising expenses are expensed as incurred


J.   CONCENTRATION OF CREDIT RISK
     ----------------------------

The Company maintains credit with various financial institutions. Management performed periodic evaluations of the relative credit standing of the financial institutions. The Company never sustained any material credit losses for the instruments. The carrying values reflected in the balance sheets at December 31, 2002 reasonably approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate in accordance with paragraph 9 of SFAS 107.

                        LATINOCARE MANAGEMENT CORPORATION
                             (A Nevada Corporation)
                 Notes to the Consolidated Financial Statements
                             as of December 31, 2002

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K.   INCOME TAXES
     ------------

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOTE 3.  GOING CONCERN

The Company's cash and available credit are not sufficient to support operations for the next year. A net loss of $3,248,056 was incurred from inception through December 31, 2001. For the twelve months ended December 31, 2002, the Company had a net loss of $379,203. The Company also had negative working capital and stockholders deficit at December 31, 2002.

Management's plan is to either form an alliance with another IPA or completely cease operations and sell off the public company (the "shell'). These consolidated financial statements have been prepared as if the Company will continue operations and on the basis that adequate equity financing will be obtained.

NOTE 4. PRIVATE PLACEMENT MEMORANDUM

The Private Placement Memorandum issued on March 1, 2001 in connection with the Company's offer of sale of its common stock ended on October 29, 2001 with total gross receipts of $231,700. On November 30, 2001, a new Private Placement Memorandum was issued for qualified investors in connection with the Company's offer of sale of its common stock with total gross receipts of $28,000.

All prepaid private placement costs, consisting of printing, mailing and consulting fees have been charged against gross proceeds or expensed as of December 31, 2002.

                        LATINOCARE MANAGEMENT CORPORATION
                             (A Nevada Corporation)
                 Notes to the Consolidated Financial Statements
                             as of December 31, 2002

NOTE 5. PROPERTY & EQUIPMENT

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging from 27.5 years for commercial rental properties, 5 years for tenant improvements, and 5 - 7 years on furniture and equipment.

                                    December 31,                December 31,
                                        2002                        2001
                              ------------------------     ---------------------
  Computers and software                  319,107                   204,058
  Furniture, fixtures                     124,750                    83,785
  and office equipment
  Leasehold improvements                   80,669                    77,157
                              ------------------------     ---------------------
                                          524,526                 $ 365,000
  Accumulated depreciation               (366,790)                 (146,400)
                              ------------------------     ---------------------
  NET PROPERTY AND EQUIPMENT             $157,736                $  218,600
                              ========================     =====================


Depreciation expense for the years ended December 31, 2002 and 2001 was $60,864 and $27,820, respectively.

The Company periodically evaluated the net realizable value of long-lived assets, including property and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. As of December 31, 2002 no adjustment was made for the fact that the Company may completely cease operations.

NOTE 6. NOTE PAYABLE

The notes payable is all current and comprised of the following amount as of December 31, 2002:

Cedars Sinai Medical Center, due July 18, 2002
With Interest At 6.0% Per Annum                                $ 1,750,000
                                                               ===========

This note is completely past due as of December 31, 2002. This note is secured, in the event of breach by the Company, allowing Cedars Sinai Medical Center the sole recourse of repossessing that portion, if any, of its shareholdings (28% of the outstanding shares) of the Company pursuant to the following provision:

                        LATINOCARE MANAGEMENT CORPORATION
                             (A Nevada Corporation)
                 Notes to the Consolidated Financial Statements
                             as of December 31, 2002

NOTE 6. NOTE PAYABLE (CONTINUED)

a. For the first seven hundred and fifty thousand dollars ($750,000) repaid by the Company, recourse shareholdings shall be reduced from twenty-eight percent (28%) of the issued and outstanding shares to not less than twenty percent (20%) of the issued and outstanding shares, or the portion thereof;

b. For the next one million dollars ($1,000,000) repaid by the Company, recourse shareholdings shall be reduced to twenty percent (20) of the issued and outstanding shares to zero percent (0%) of such issued and outstanding shares, or the portion thereof.

If this note is not paid when due, the Company shall pay all costs of collections, including attorney's fees and costs and all expenses incurred on account of collection, whether or not suit is filed.

As of December 31, 2002, no payments were made by the Company nor any collections actions commenced by Cedars Sinai Medical Center. All rights and remedies of Cedars Sinai Medical Center in connection with the existing defaults were hereby reserved, the lender agreed to forbear from exercising its rights and remedies until July 23, 2003. Cedars Sinai Medical Center had not demanded a conversion of its note and management believes that it will probably not do so.

NOTE 7.  ADVERTISING

Advertising expense consists of the following:

                                December 31, 2002             December 31, 2001
                                -----------------             -----------------
           TOTAL                      $3,934                       $25,773
                                =================             =================


NOTE 8.  EMPLOYEE SAVINGS PLAN

On August 1, 2000 the Company adopted a 401(K) Profit Sharing Plan and Trust for the benefit of its employees and beneficiaries. Eligible employees may contribute a portion of pretax annual compensation within specified limits. A discretionary matching contribution will be provided by the employer which may or may not be limited to accumulated net profit.

There are no employer contributions to the plan for the years ended December 31 2002 and 2001.

                        LATINOCARE MANAGEMENT CORPORATION
                             (A Nevada Corporation)
                 Notes to the Consolidated Financial Statements
                             as of December 31, 2002

NOTE 9. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryfowards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

At December 31, 2002 the Company has significant operating losses carryfoward. The tax benefits resulting from these losses have been estimated as follows:

                                                           December 31, 2002
                                                      --------------------------

                Beg. Retained Earnings                          $ (3,248,056)
                Net operating loss for Year                         (379,203)
                                                      --------------------------
                Ending Retained Earnings                          (3,627,259)
                                                      --------------------------
                Income Tax Benefit                               $ 1,088,178
                                                      ==========================

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income. In accordance with SFAS 109 paragraph 24 the Company has deemed that a valuation allowance is required for the total benefit. Thus, no income tax benefit was included in the financial statements for the year. The increase in operating loss carry-forward will expire twenty years from the date the loss was incurred.

The provision for income taxes consists of the following:

                                     December 31,               December 31,
                                         2002                       2001
                              -------------------------    ---------------------
           Federal                         $  0                    $   0
           State                            800                      800
                              -------------------------    ---------------------
           TOTAL                           $800                   $  800
                              =========================    =====================


NOTE 10.  STOCK OPTION PLAN

On January 31, 2002, the Board of Directors of the Company unanimously approved, and the shareholders ratified, the adoption of the 2002 Stock Option Plan. The Stock Option Plan consists of 1,200,000 stock options for directors, executive officers and key employees to purchase shares of the Company's Common Stock. As of December 31, 2002 the plan had not been implemented.

                        LATINOCARE MANAGEMENT CORPORATION
                             (A Nevada Corporation)
                 Notes to the Consolidated Financial Statements
                             as of December 31, 2002

NOTE 11.  COMMITMENTS

The Company entered into various operating leases for equipment and occupied a facility under a long-term lease agreement expiring in March 31, 2010 with an option to cancel or extend after five (5) years. Future minimum lease payments under the non-cancelable leases for the remaining years are as follows:

Period Ended
 December 31,         Office Space            Equipment              Total
                ---------------------- -------------------- --------------------

  2003                        250,620               70,716              321,336
  2004                        250,620               70,716              321,336
  2005                        187,965               70,716              321,336
  2006                                              70,716               70,716
  Thereafter                                        70,716               70,716
                ---------------------- -------------------- --------------------
  Total                     $ 689,205             $353,580          $ 1,105,440
                ====================== ==================== ====================


NOTE 12.  SIGNIFICANT MANAGEMENT INVESTMENT

The current management and directors as a group beneficially owns approximately 77% of the total shares issued and outstanding. By virtue of such stock ownership, the current management and directors as a group generally exercise control over the affairs of the Company.

NOTE 13.  SUBSEQUENT EVENTS

The Company entered into an agreement to spin off the subsidiary, Latinocare Management Corporation (a California corporation) (LMCC) to the stockholders on a pro-rata basis. LMCC will keep all assets, most of the liabilities, and all of the operations as they exist at the time the agreement is finalized. This will leave the Company, Latinocare Management Corporation (a Nevada corporation) without any significant assets, liabilities or operations. Basically, this transaction will leave both companies as they were before they merged.

The shareholders of the Company are also in the process of transferring ownership and control of this public shell.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         In February 2002, the Company engaged Oppenheim & Ostrick to prepare the Company's financial statements for transition of the Company's fiscal year end to December 31 and for the fiscal year ending December 31, 2001. The Company terminated its engagement with Michael B. Johnson & Company. The Company had no disagreements with Michael B. Johnson & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         In November 2002, the Company engaged Robert Pacheco, C.P.A. to prepare the Company's financial statements for the fiscal year ending December 31, 2002. The Company terminated its engagement with Oppenheim & Ostrick in October 2002. The Company had no disagreements with Oppenheim & Ostrick on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure.

         In February 2003, the Company engaged Armando Ibarra, C.P.A. to prepare the Company's financial statements for the fiscal year ending December 31, 2002. The Company terminated its engagement with Robert Pacheco, C.P.A. in February 2003. The Company had no disagreements with Robert Pacheco, C.P.A. on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         The following table lists the executive officers and directors of the Company as of March 25, 2003:

     NAME                  AGE                  POSITION WITH THE COMPANY
     ----                  ---                  -------------------------
Jose J. Gonzalez           56               President, Chief Executive Officer,
                                            Chief Financial Officer, Secretary,
                                            and Chairman

         JOSE J. GONZALEZ, age 56, has been the Chairman of the Board of Directors, President, Chief Executive Officer, and Secretary of the Company since October 2001 and the Chief Financial Officer of the Company effective December 2002. He has been the President and Chief Executive Officer of Latinocare Management Corporation, a California corporation and wholly owned subsidiary of the Company, since its inception in February 1995. Mr. Gonzalez has more than 30 years of experience in the health care industry, including hospital administration, group and Independent Physician's Association development, managing community clinics in Los Angeles and Orange County, and managed care contracting. From December 1984 to July 1987, he was President and Chief Executive Officer of Universal Medi-Co., which contracted with group practices to provide management and support services. In November 1983, he started the White Memorial Medical Group, a hospital based group practice. Mr. Gonzalez is currently a member of the Public Policy Committee for the California Association of Physicians Organizations, as well as a member of the Advisory

Board of the California Department of Managed Health Care, an appointment he received from Governor Gray Davis. Mr. Gonzalez received a Bachelor of Arts Degree in Language and Communications from California State University, Long Beach in 1970 and a Masters Degree in Public Administration, Health Care Management from Pepperdine University in 1973.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

EXECUTIVE OFFICER COMPENSATION

         The annual compensation for the executive officers of the Company has not yet been determined, but is expected to be established by a resolution of the Company's Board of Directors in the near future. The following table and notes set forth the annual cash compensation paid to Jose Gonzalez, the President, Chief Executive Officer, Chief Financial Officer, and Secretary of the Company, by the Subsidiary during its fiscal years ended December 31, 2002, 2001, 2000, and 1999, respectively. No other executive officer received compensation in excess of $100,000 in any such year.

                                                Annual Compensation                    Long-term
                                                                                     Compensation
                                                                                         Awards
                                                                                         ------
                                                                                       Securities
                                Fiscal                             Other Annual        Underlying         All Other
Name and Principal Position      Year     Salary(1)     Bonus      Compensation         Options          Compensation
---------------------------      ----     ---------     -----      ------------      -------------       ------------
Jose J. Gonzalez                 2002     $144,000      - 0 -       - 0 -              - 0 -              - 0 -
 President, Chief Executive
 Officer, Chief Financial
 Officer, and Secretary

                                 2001     $144,000      - 0 -       - 0 -              - 0 -              - 0 -
                                 2000        - 0 -      - 0 -       - 0 -              - 0 -               $144,000(2)
                                 1999        - 0 -      - 0 -       - 0 -              - 0 -               $144,000(2)

----------------

(1) During LMC's fiscal year 2001, Mr. Joseph Luevanos, the former Chief Financial Officer of the Company and the Subsidiary, received an annual salary from LMC of $168,000. Mr. Luevanos submitted his resignation as a director and Chief Financial Officer of the Company in January 2003, effective as of July 1, 2002.

(2)      Prior to 2001, Mr. Jose J. Gonzalez received consulting fees from the
         Company.

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


                                                     Number of Shares Beneficially            Percentage
Name, Title, and Address                                       Owned(2)                       Ownership
--------------------------------------------------------------------------------------------------------------
Jose J. Gonzalez(1)                                            6,904,218                        47.2%
President, Chief Executive Officer, Chief
Financial Officer, Secretary, and Chairman..
959 Walnut Avenue, Suite 250
Pasadena, California 91106

Yuval Chiprut...............................                   6,567,427                        44.9%
959 Walnut Avenue, Suite 250
Pasadena, California 91106

All current executive officers as a group...                   6,904,218                        47.2%

All current directors who are not executive
   officers as a group......................                       0                              0%

-------------------------

(1) Mr. Jose J. Gonzalez is the Chairman of the Board, Chief Executive Officer, President, and Secretary of the Company.

(2) The principal shareholders plan to sell 13,401,645 of their shares of the Company's common stock to one or more unaffiliated purchasers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to a share purchase  agreement  dated March 17, 2003, Mr. Jose
J. Gonzales has agreed to purchase all of the shares of Latinocare Management Corporation, a California corporation, owned by the Company. Mr. Gonzalez is also the Chairman, Chief Executive Officer, President, Chief Financial Officer, and Secretary of the Company.

         The Company's controlling shareholders are planning to sell a total of 13,401,645 shares of the Company's common stock for a total purchase price of $190,000 to one or more persons in contemplation of a business combination with an operating company. Pursuant to the share purchase agreement, Mr. Jose J. Gonzalez will be responsible for paying all accounts payable of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT NO.     DESCRIPTION
         ----------      -----------

         3.1      Articles of Incorporation (3)
         3.2      Bylaws (3)
         4.1      Specimen Certificate for Common Stock (3)
         4.2      Non-Qualified Employee Stock Option Plan (1)
         10.1 Agreement and Plan of Merger between JNS Marketing, Inc., a Colorado Corporation, and Latinocare Management Corporation, a Nevada Corporation, for the reincorporation and name change
                  (1)
         10.2 Agreement and Plan of Reorganization between JNS Marketing, Inc. a Colorado Corporation, and Latinocare Management Corporation, a California Corporation, for the business combination (2)
         10.3 Management Agreement between Latinocare Management Corporation, a Colorado Corporation, and Latinocare Network Medical Group, an Independent Physician Association (3)
         10.4 Promissory Note Payable to Cedars-Sinai Medical Center, dated July 23, 2001 (3)
         99.1     Section 906 Certification

----------------------------
(1) Incorporated by reference from the exhibits included in the Company's Proxy Statement filed with the Securities and Exchange Commission for the Annual Meeting of the Shareholders of the Company held on February 28, 2002.

(2) Incorporated by reference from the exhibits included with the Company's prior Report on Form 8-K filed with the Securities and Exchange Commission, dated November 1, 2001.

(3) Incorporated by reference from the exhibits included with the Company's prior Report on Form 10-KSB filed with the Securities and Exchange Commission, dated March 31, 2002.

(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the last quarter of the fiscal year ended December 31, 2002.

Report on Form 8-K dated February 5, 2003, relating to the resignation of Joseph Luevanos as a director and Chief Financial Officer of the Company, effective July 1, 2002, and the relocation of the Company's corporate offices.

Report on Form 8-K dated February 20, 2003, relating to changes in the Company's certifying accountant.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2003                   LATINOCARE MANAGEMENT CORPORATION

                                        By:  \s\ Jose J. Gonzalez
                                        --------------------------------------
                                        Jose J. Gonzalez, Chairman of the Board,
                                        Chief Executive Officer, and President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  \s\ Jose J. Gonzalez                         Dated: March 25, 2003
--------------------------------------
Jose J. Gonzalez, Chairman of the Board,
Chief Executive Officer, and President

                                 CERTIFICATIONS

I, Jose J. Gonzalez, certify that:

1. I have reviewed this annual report on Form 10-K of Latinocare Management Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

                        /s/ Jose J. Gonzalez
                        -----------------------------------------------------
                        Jose J. Gonzalez, Chief Executive Officer, President, and Chief Financial Officer
                       (Principal Executive Officer/Principal Financial Officer)