Form 10QSB
period 2003-03-31
LATINOCARE MANAGEMENT CORP
filed 2003-04-23
CIK 743758

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   [QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal quarter ended: March 31, 2003


                         COMMISSION FILE NUMBER 0-13215

                        LATINOCARE MANAGEMENT CORPORATION
                  -------------------------------------------
             (Exact name of registrant as specified in its charter)


       NEVADA                                            30-0050402
   --------------                                     ----------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


            959 Walnut Avenue, Suite 250, Pasadena, California 91106
          -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (626) 583-1115
                                ----------------
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       Name of Each Exchange On
  Title of Each Class                                      Which Registered
  -------------------                                  ------------------------
    COMMON STOCK                                                 OTC



                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The aggregate market value of voting stock held by non-affiliates of the registrant was $126,894 as of March 31, 2003 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by the NASDAQ).

         There were 14,604,098 shares outstanding of the registrant's Common Stock as of March 31, 2003.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I. - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                          4

         Balance Sheets as of March 31, 2003 (unaudited)
         and December 31, 2002..............................................  4

         Statements of Operations for the Three Months ended March 31, 2003 and March 31, 2002.................................................  6

         Statement of Stockholders' Deficit for the year ended
         December 31, 2002, and for the Three Months ended
         March 31, 2003 (unaudited).........................................  7

         Statements of Cash Flow for the Three Months ended
         March 31, 2003 and 2002............................................  8

         Notes to Condensed Consolidated Financial Statements (unaudited)...  9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...............................................14

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................15

ITEM 2.  CHANGES IN SECURITIES...............................................15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................15

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS..................15

ITEM 5. OTHER INFORMATION....................................................16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................16

         SIGNATURES .........................................................17

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A PROFESSIONAL CORPORATION)

Armando C. Ibarra, C.P.A.                           Members of the
Armando Ibarra, Jr., C.P.A.                         California Society of
                                                    Certified Public Accountants

To the Board of Directors
Latinocare Management Corporation
Long Beach, California

                         INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying consolidated balance sheets of Latinocare Management Corporation and subsidiary as of March 31, 2003 and March 31, 2002 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the three months ended March 31, 2003 and 2002, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Latinocare Management Corporation and subsidiary.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

\s\ Armando C. Ibarra, C.P.A. - APC
-----------------------------------
ARMANDO C. IBARRA, C.P.A. - APC

April 4, 2003
Chula Vista, California

                                 LATINOCARE MANAGEMENT CORPORATION
                                       (A Nevada Corporation)
                                    Consolidated Balance Sheets
                                            (unaudited)
--------------------------------------------------------------------------------------------------

                                               ASSETS

                                                           March 31,               March 31,
                                                             2003                    2002
                                                      --------------------    --------------------


          CURRENT ASSETS
               Cash                                 $             100,150    $              8,873
               Accounts receivable                                      -                     298
               Prepaid expenses                                         -                  88,243

                                                      --------------------    --------------------
          TOTAL CURRENT ASSETS                                    100,150                  97,414

          NET PROPERTY & EQUIPMENT                                      -                 204,850

          OTHER ASSETS
               Deposit                                                  -                  15,478
                                                      --------------------    --------------------
          TOTAL OTHER ASSETS                                            -                  15,478


                                                      --------------------    --------------------
                TOTAL ASSETS                        $             100,150    $            317,742
                                                      ====================    ====================

     See Accountants' Report and Notes to Consolidated Financial Statements

                                         LATINOCARE MANAGEMENT CORPORATION
                                               (A Nevada Corporation)
                                            Consolidated Balance Sheets
                                                    (unaudited)

------------------------------------------------------------------------------------------------------------------

                                        LIABILITIES & STOCKHOLDERS' DEFICIT


                                                                           March 31,              March 31,
                                                                              2003                   2002
                                                                      ---------------------  ---------------------

          CURRENT LIABILITIES
               Accounts payable - trade                             $              100,150  $             199,709
               Income tax payable                                                        -                  1,600
               Accrued expenses                                                          -                153,823
               Accrued interest                                                          -                 72,299
               Due to related party                                                      -                803,399
               Note payable                                                              -              1,750,000

                                                                      ---------------------  ---------------------
          TOTAL CURRENT LIABILITIES                                                100,150              2,980,830



                                                                      ---------------------  ---------------------
                TOTAL LIABILITIES                                                  100,150              2,980,830



          STOCKHOLDERS' DEFICIT
              Common stock, (no par value, 50,000,000
              shares authorized; 14,604,098 and 14,529,100
              shares issued and outstanding as of March 31,
              2003 and 2002, respectively)                                       1,037,652                997,652
               Additional paid-in capital                                                                  10,000
               Retained earnings                                                (1,037,652)            (3,670,740)

                                                                      ---------------------  ---------------------
          TOTAL STOCKHOLDERS' DEFICIT                                                    -             (2,663,088)

                                                                      ---------------------  ---------------------
                      TOTAL LIABILITIES &
                            STOCKHOLDERS' DEFICIT                   $              100,150  $             317,742
                                                                      =====================  =====================



     See Accountants' Report and Notes to Consolidated Financial Statements

                                   LATINOCARE MANAGEMENT CORPORATION
                                         (A Nevada Corporation)
                                  Consolidated Statement of Operations
                                               (unaudited)

-------------------------------------------------------------------------------------------------------

                                                            Three Months Ended      Three Months Ended
                                                                March 31,               March 31,
                                                                   2003                    2002
                                                            -------------------     -------------------

        REVENUES
             Revenues                                     $                  -    $            372,377
                                                            -------------------     -------------------
        TOTAL REVENUES                                                       -                 372,377

        GENERAL & ADMINISTRATIVE EXPENSES                               31,833                 754,241
                                                            -------------------     -------------------
        OPERATING INCOME (LOSS)                                        (31,833)               (381,864)

        OTHER INCOME & (EXPENSES)
             Depreciation                                                    -                 (13,750)
             Interest expense                                                -                 (26,270)
             Interest income                                                 -                       -
             County tax                                                      -                       -
        TOTAL OTHER INCOME & (EXPENSES)                                      -                 (40,020)

                                                            -------------------     -------------------

        NET INCOME (LOSS) BEFORE TAXES                                 (31,833)               (421,884)

             Provision for Income Taxes                                      -                     800
                                                            -------------------     -------------------

        NET INCOME (LOSS)                                 $            (31,833)   $           (422,684)
                                                            ===================     ===================

        BASIC EARNINGS (LOSS) PER SHARE                   $              (0.00)   $              (0.03)
                                                            ===================     ===================
        WEIGHTED AVERAGE NUMBER OF
          COMMON SHARES OUTSTANDING                                 14,604,098              14,529,100
                                                            ===================     ===================

     See Accountants' Report and Notes to Consolidated Financial Statements

                                                  LATINOCARE MANAGEMENT CORPORATION
                                                       (A Nevada Corporation)
                                      Consolidated Statement of Changes in Stockholders' Equity
                                            From December 31, 2000 Through March 31, 2003
                                                             (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                       Common           Common         Additional         Retained
                                                        Stock            Stock           Paid-in          Earnings          Total
                                                                        Amount           Capital
------------------------------------------------------------------------------------------------------------------------------------


   Balance,  December 31, 2000                        3,781,455       $  952,727                       $  (960,942)     $    (8,215)

   Retirement of common stock                        (3,270,000)                                                                  -

   Issuance of new common stock                      13,471,645                                                                   -

   Stock issued for cash                                260,000           26,000                           (26,000)               -

   Stock issued for services rendered                   100,000           10,000                                             10,000

   Stock issued to private investors                    186,000            8,925                            (8,925)               -

   Transfer of acquiring company's acum. deficit                                                        (1,671,685)      (1,671,685)

   Net loss,  December 31, 2001                                                                           (580,504)        (580,504)
------------------------------------------------------------------------------------------------------------------------------------
   BALANCE, DECEMBER 31, 2001                        14,529,100          997,652       $        -       (3,248,056)      (2,250,404)
====================================================================================================================================

   Stock issued to private investors                     28,000           35,000                                             35,000

   Stock issued for services rendered                    46,998            5,000                                              5,000

   Net loss,  December 31, 2002                                                                            (31,833)         (31,833)
------------------------------------------------------------------------------------------------------------------------------------
   BALANCE, DECEMBER 31, 2002                        14,604,098       $1,037,652       $        -      $(3,279,889)     $(2,242,237)
====================================================================================================================================

   Spin-off of subsidiary                                                                                2,274,070        2,274,070

   Net loss, March 31, 2003                                                                                (31,833)         (31,833)
------------------------------------------------------------------------------------------------------------------------------------
   BALANCE, MARCH 31, 2003                           14,604,098        1,037,652       $        -      $(1,037,652)     $       $ -
====================================================================================================================================

    See Accountants' Report and Notes to Consolidated Financial Statements

                                             LATINOCARE MANAGEMENT CORPORATION
                                                   (A Nevada Corporation)
                                           Consolidated Statements of Cash Flows
                                                        (unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended     Three Months Ended
                                                                                    March 31,               March 31,
                                                                                      2003                    2002
                                                                                ------------------      ------------------

        CASH FLOWS FROM OPERATING ACTIVITIES
            Net income (loss)                                                 $           (31,833)    $          (422,684)
            Depreciation expense                                                                -                  13,750
           (Increase) decrease in other current assets                                          -                 (38,952)
           (Increase) decrease in accounts receivable                                           -                   2,624
           Increase (decrease) in accounts payable - trade                                      -                   3,322
           Increase (decrease) in accrued expenses                                              -                  46,301
           Increase (decrease) in accrued interest                                              -                  26,265
                                                                                ------------------      ------------------
             NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          (31,833)               (369,374)

        CASH FLOWS FROM INVESTING ACTIVITIES

           (Acquisition) disposal of equipment                                                  -                       -

                                                                                ------------------      ------------------
             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                -                       -

        CASH FLOWS FROM FINANCING ACTIVITIES
             Cash generated from spin-off of subsidiary                                   131,983                       -
             Related party loan                                                                 -                 365,643
             Private placement offering                                                         -                  10,000

                                                                                ------------------      ------------------
             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          131,983                 375,643


                                                                                ------------------      ------------------
            NET INCREASE (DECREASE) IN CASH                                               100,150                   6,269

            CASH AT BEGINNING OF YEAR                                                           -                   2,604
                                                                                ------------------      ------------------

            CASH AT END OF YEAR                                               $           100,150     $             8,873
                                                                                ==================      ==================



        SUPPLEMENTAL DISCLOSURES OF CASH FLOW
        INFORMATION:

        INCOME TAXES PAID                                                     $                 -    $                987
                                                                                ==================      ==================
        INTEREST PAID                                                         $                29    $                  -
                                                                                ==================      ==================
        COMMON STOCK ISSUED FOR SERVICES                                      $             5,000    $                  -
                                                                                ==================      ==================


     See Accountants' Report and Notes to Consolidated Financial Statements

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

The Company provided this service through a former subsidiary, Latinocare Management Corporation. Latinocare Management Corporation dba Latino Health Care was founded and incorporated on February 23, 1995 as a California for-profit Stock Corporation. Its sole purpose, when originally organized, was to manage all operations of Latinocare Network Medical Group (IPA), a related company that had common shareholders who influence the activities of both entities.

Latinocare Management Corporation (LMC) acquired JNS Marketing, Inc. (JNS) in November 2001 purchasing 3,270,000 or approximately 86% of the issued and outstanding common stock of JNS Marketing, Inc. in exchange for $300,000. There was a delay in the planned acquisition date due to negotiation of the acquisition cost which resulted in the issuance of an additional 260,000 new shares of common stock of the Company as part of the purchase price. The 3,270,000 shares of common stock were subsequently retired and cancelled. The members of the Board of Directors of the Company before the purchase were replaced with the members of Latinocare Management Corporation's Board of Directors. LMC and JNS entered into an Agreement and Plan of Reorganization, which resulted in a share exchange between shareholders of the two companies, whereby LMC became a wholly owned subsidiary of the Company. JNS was renamed as Latinocare Management Corporation, reincorporated in the State of Nevada on January 2002, and is referred to as the Company.

Since the death of Dr. Roberto Chiprut the business relation between the Company and Latinocare Network Medical Group (LNMG) had deteriorated to the point where they cannot work together. Thus, the Company spun off the subsidiary to its shareholders on a pro-rata basis and ceased operations. The Company is in the process of seeking other business operations.

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

In November 1995, the Company entered into a twenty-five (25) year Management Services Agreement with Latinocare Network Medical Group, Inc. to provide all management and administrative support, allowing the IPA to focus efforts on physician network development. The Company acted as the exclusive agent to the IPA with regards to seeking, negotiating, renewing, and executive managed care contracts. In the first quarter of 2003 the spin off of the subsidiary was completed and this current financial statements reflect only the operations, assets, liabilities and equity of the Company.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       ACCOUNTING METHOD:

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

B.       BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its subsidiary. Inter-company accounts and transactions have been eliminated in the consolidated financial statements.

C.       CASH AND CASH EQUIVALENTS:

The Company considers all money market funds and highly liquid debt instruments with maturity dates of three months or less when purchased to be cash equivalents.

D.       USE OF ESTIMATES:

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

F.       ACCOUNTS RECEIVABLE:

The Company does not have any accounts receivable as of March 31, 2003. Thus, no allowance for doubtful accounts was required. When accounts became uncollectible, they were charged to operations when that determination was made.

G.       PREPAID PRIVATE PLACEMENT COSTS:

Specific incremental costs directly attributable to proposed or actual offering of securities were deferred and to be charged against the gross proceeds of the offering. However, as of December 31, 2002 the amount that was previously accrued was expensed to the appropriate accounts.

G.       ADVERTISING EXPENSES:

All advertising expenses are expensed as incurred.

H.       PROPERTY, EQUIPMENT, AND RELATED DEPRECIATION:

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

K.  INCOME TAXES

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

NOTE 3.  GOING CONCERN

The Company spun off its subsidiary in the first quarter of 2003. As of March 31, 2003 the Company no longer has operations. The Company also had negative working capital and stockholders deficit at March 31, 2003. Management is currently planning a reverse merger with another company. These financial statements have been prepared as if the Company will consummate the merger it is currently negotiating and that operations will commence. Or in the alternative, or in addition to, that adequate equity financing will be obtained.

NOTE 4. PROPERTY & EQUIPMENT

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging from 27.5 years for commercial rental properties, 5 years for tenant improvements, and 5 - 7 years on furniture and equipment.

                                                   March 31,          March 31,
                                                     2003               2002
                                                 -------------      ------------
           Computers and software                                      171,013
           Furniture,   fixtures                                        83,786
           and office equipment
           Leasehold improvements                                       77,157
                                                 --------------     ------------
                                                          -0-         $331,956
           Accumulated depreciation                                   (127,106)
                                                 --------------     ------------
           NET PROPERTY AND EQUIPMENT            $        -0-         $204,850
                                                 ==============     ============


Depreciation expense for the three months ended March 31, 2003 and 2002 was $ -0- and $13,750, respectively.

The Company periodically evaluated the net realizable value of long-lived assets, including property and equipment, relying on a number of factors including operating results, business plans, and economic projections and anticipated future cash flows. As of March 31, 2003 all fixed assets remained with subsidiary and the Company has no other fixed assets.

NOTE 5. NOTE PAYABLE

The notes payable is all current and comprised of the following amount as of March 31, 2002:

Cedars Sinai Medical Center, due July 18, 2002
With interest at 6.0% Per annum                                  $ 1,750,000
                                                                 ===========

This note was secured, in the event of breach by the Company, allowing Cedars Sinai Medical Center the sole recourse of repossessing that portion, if any, of its shareholdings (28% of the outstanding shares) of the Company pursuant to the following provisions:

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

As of March 31, 2003, no payments were made by the Company or any collection actions commenced by Cedars Sinai Medical Center. All rights and remedies of Cedars Sinai Medical Center in connection with the existing defaults were hereby reserved, the lender agreed to forbear from exercising its rights and remedies until July 23,

2003. Cedars Sinai Medical Center had not demanded a conversion of its note and management believes that it will probably not do so. This note also remained with the subsidiary and the Company should not be liable for its repayment.

NOTE 6.  EMPLOYEE SAVINGS PLAN

On August 1, 2000 the Company adopted a 401(K) Profit Sharing Plan and Trust for the benefit of its employees and beneficiaries. Eligible employees may contribute a portion of pretax annual compensation within specified limits. A discretionary matching contribution will be provided by the employer that may or may not be limited to net profit.

There are no employer contributions to the plan for the three months ended March 31, 2003 and 2002.

NOTE 7.  STOCK OPTION PLAN

On January 31, 2002, the Board of Directors of the Company unanimously approved, and the shareholders ratified, the adoption of the 2002 Stock Option Plan. The Stock Option Plan consists of 1,200,000 stock options for directors, executive officers and key employees to purchase shares of the Company's Common Stock. As of March 31, 2003 the plan had not been implemented.

NOTE 8. INCOME TAXES

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

At December 31, 2002 the Company has significant operating losses carryfoward. The tax benefits resulting from these losses have been estimated to be $672,600.

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

NOTE 9.  SUBSEQUENT EVENTS

The Company entered into an agreement to spin off the subsidiary, Latinocare Management Corporation (a California corporation) (LMCC) to the stockholders on a pro-rata basis. LMCC will keep all assets, most of the liabilities, and all of the operations as they exist at the time the agreement was finalized. This will leave the Company, Latinocare Management Corporation (a Nevada corporation) without any significant assets, liabilities or operations. Basically, this transaction will leave both companies as they were before they merged.

The shareholders of the Company are also in the process of transferring ownership and control of this public shell.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

         This Form 10-QSB contains financial projections, synergy estimates and other "forward-looking statements" as that term is used in federal securities laws about Latinocare Management Corporation's financial condition, results of operations and business. These statements include, among others: statements concerning the benefits that the Company expects will result from its business activities and certain transactions the Company has completed, such as the potential for increased revenues, decreased expenses and avoided expenditures; and statements of the Company's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

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

RESULTS OF OPERATIONS FOR FISCAL QUARTER ENDED MARCH 31, 2003 COMPARED TO FISCAL QUARTER ENDED MARCH 31, 2002

         Total revenue for the three month period ending March 31, 2003 decreased to $0 from $372,377 in the prior comparable fiscal quarter.

         General and administrative expenses decreased by $722,408 during the three months ended March 31, 2003 to $31,833 from $754,241 in the prior comparable fiscal quarter. Expense related to depreciation was $0 for the three months ended March 31, 2003 as compared to $13,750 for the prior comparable fiscal quarter. Interest expense was $0 for the three months ended March 31, 2003 as compared to $26,270 for the comparable quarter in 2002.

         For the three months ended March 31, 2003, the Company's consolidated net loss was $31,833 as compared to a consolidated net loss of $422,684 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had consolidated net cash of $100,150 at March 31, 2003 as compared to net cash of $8,873 at March 31, 2002. The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of $0 at March 31, 2003 as compared to a working capital deficit of $2,883,416 at March 31, 2002. Cash flow provided by operating activities was $(31,833) during the three months ended March 31, 2003 as compared to $(369,374) during the three months ended March 31, 2002. Cash provided by investing activities was $0 during the three months ended March 31, 2003 as compared to $0 during the three months ended March 31, 2002. Cash provided by financing activities decreased from $375,643 during the three months ended March 31, 2002 to $131,983 during the three months ended March 31, 2003. There is no assurance that the Company will have sufficient capital to acquire a new business or, if a new business is acquired, sufficient capital to finance its growth and business operations, or that such capital will be available on terms that are favorable to the Company or at all.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         On or about February 7, 2003, the holders of a majority of the issued and outstanding voting stock of the Company submitted their consents, to be effective as of March 17, 2003, authorizing the conveyance to Jose J. Gonzalez of all of the outstanding shares of common stock of Latinocare Management Corporation, a California corporation (the "Subsidiary"), owned by the Company (the "Conveyance") in consideration for one dollar and Jose J. Gonzalez's assumption of the management responsibilities for the possible bankruptcy and dissolution of the Subsidiary. The Company does not own any shares in the Subsidiary as of the completion of the Conveyance.

         On or about February 11, 2003, the holders of a majority of the issued and outstanding voting stock of the Company submitted their consents, to be effective on or before March 31, 2003, authorizing the officers and directors of the Company to amend the Company's Articles of Incorporation to increase the number of authorized of shares of the Company's common stock to 200,000,000, par value $0.001 per share.

         On or about March 26, 2003, the holders of a majority of the issued and outstanding voting stock of the Company submitted their consents, to be effective on or before May 2, 2003, authorizing the officers and directors of the Company to amend the Company's Articles of Incorporation to change the Company's name from Latinocare Management Corporation to a name to be selected by the board of directors by duly authorized resolution, subject to the board approval, signing, and closing of a reorganization agreement with an operating company within the next ninety (90) days.

ITEM 5. OTHER INFORMATION
         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             EXHIBIT NO.                    DESCRIPTION
             -----------                    -----------
                99.1                   Section 906 Certification


         (b) The following is a list of Current Reports on Form 8-K filed by the Company during the fiscal quarter for the period ended March 31, 2003.

Report on Form 8-K dated February 20, 2003, relating to changes in the Company's certifying accountant.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2003                    LATINOCARE MANAGEMENT CORPORATION

                                        BY:  \s\ Jose J. Gonzalez
                                        -----------------------------------
                                        JOSE J. GONZALEZ, CHAIRMAN OF THE BOARD,
                                          CHIEF EXECUTIVE OFFICER, AND PRESIDENT


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:  \s\ Jose J. Gonzalez                             Dated: April 1, 2003
      --------------------------------------
    JOSE J. GONZALEZ, CHAIRMAN OF THE BOARD,
      CHIEF EXECUTIVE OFFICER, AND PRESIDENT

                                 CERTIFICATIONS

I, Jose J. Gonzalez, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Latinocare Management Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 1, 2003

                        /s/ Jose J. Gonzalez
                        -------------------------------------------------------
                        JOSE J. GONZALEZ, CHIEF EXECUTIVE OFFICER, PRESIDENT, AND CHIEF FINANCIAL OFFICER
                       (PRINCIPAL EXECUTIVE OFFICER/PRINCIPAL FINANCIAL OFFICER)