Form 10KSB
period 2003-06-30
ROAMING MESSENGER INC
filed 2003-10-14
CIK 743758

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2003

          For the transition period from July 1, 2002 to June 30, 2003

                         Commission file number 0-13215

                             ROAMING MESSENGER, INC.
             (Exact name of registrant as specified in its charter)


       Nevada                                           30-0050402
-----------------------                           -----------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


           6144 Calle Real Suite, 200, Santa Barbara, California 93117
               (Address of principal executive offices) (Zip Code)

                                 (805) 683-7626
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(B) of the Act:


                                                      Name of Each Exchange On
   Title of Each Class                                    Which Registered
------------------------                             --------------------------
       COMMON STOCK                                              OTC


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $19,257,097 as of August 31, 2003 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

         There were 152,886,372 shares outstanding of the registrant's Common Stock as of September 30, 2003.

                                TABLE OF CONTENTS
10KSB
PART I....................................................................   1
ITEM 1....................................................................   1
ITEM 2....................................................................   6
ITEM 3....................................................................   6
ITEM 4....................................................................   7
PART II...................................................................   8
ITEM 5....................................................................   8
ITEM 6....................................................................   9
ITEM 7....................................................................   11
ITEM 8...................................................................... 27
ITEM 8A..................................................................... 27
PART III.................................................................... 28
ITEM 9...................................................................... 28
ITEM 10..................................................................... 30
ITEM 11..................................................................... 33
ITEM 12..................................................................... 34
ITEM 13..................................................................... 34
ITEM 14..................................................................... 35
SIGNATURES.................................................................. 36
CERTIFICATIONS.............................................................. 37

PART I

ITEM 1. BUSINESS

COMPANY HISTORY

         Roaming Messenger, Inc. (the "Company") is a Nevada corporation formerly known as Latinocare Management Corporation ("LMC"). The Company originally incorporated in Colorado in July 1983. Effective April 1, 2003, the Company completed a Plan and Agreement of Reorganization with Warp 9, Inc., a Delaware corporation ("W9") and effective June 30, 2003, the Company completed a second Plan and Agreement of Reorganization with W9 (collectively the "Reorganization"). Pursuant to the Reorganization, LMC acquired all of the issued and outstanding common stock of W9 in exchange for approximately
131,026,173  newly issued shares of LMC common  stock,  W9 became a wholly owned subsidiary of LMC, and the shareholders of W9 became the controlling shareholders of LMC. Prior to its business combination with W9, LMC had no tangible assets and insignificant liabilities. Subsequent to the Reorganization the Company changed its name to Roaming Messenger, Inc.

GENERAL

         The Company has developed a proprietary solution called "Roaming Messenger" for delivering real-time information for homeland security, emergency response, military and enterprise applications. Unlike solutions based on existing messaging technology such as e-mail, text messaging, and voicemail, Roaming Messenger packages time-critical information into "smart courier" messages. These messages automatically roam throughout the wired and wireless worlds - from mobile devices to desktop PCs to central servers - tracking down people and obtaining responses in real-time.

ROAMING MESSENGER PRODUCT LINE

         The Company offers a range network appliances configured to meet the various mobile communication demands of users and organizations. All the necessary Roaming Messenger software are pre-installed in the Gateway Appliances for instant deployment.

         The Company also offers a hosted version of the Roaming Messenger system where customers can pay a monthly fee to access the capabilities of Roaming Messenger without large upfront licensing fees

         The entire Roaming Messenger software suite is available for licensing to strategic VAR and OEM partners for creating customized or private labeled Roaming Messenger systems.

APPLICATIONS FOR ROAMING MESSENGER

         Emergency Response. Management believes that Roaming Messenger can be the mobile messaging extension for any Emergency Response Management system in automating the notification, authorization, and deployment of an Emergency Response Team. For example, a response team can be dynamically assembled by sending off a Roaming Messenger to the mobile devices of Emergency Managers, informing them of the situation and requesting authorization to deploy a Response Team. After receiving authorization, Roaming Messenger could then proceed to all Tier 1 First Responders, get their acknowledgment and also deliver the emergency incident report.

         Security. Roaming Messenger can be integrated with any security monitoring system to deliver real-time notification with actionable responses. Notifications regarding security breaches such as fire alarms, HVAC failures, motion sensors and restricted access can be enhanced by Roaming Messenger. Responsible personnel are presented with information regarding the breach, as well as actions such as informing law enforcement, turning on or off mechanisms to resolve the breach - all from mobile or desktop devices.

         Military and Defense. The battlefield is going hi-tech with the goal of enabling real-time command and control capabilities from the highest to the lowest tactical echelons. Roaming Messenger can be used for delivering situational awareness and command and control information to tactical personnel with wireless mobile devices. Roaming Messenger can facilitate a seamless flow of battle command information across the battle space by roaming from person to person.

         Healthcare. In the fast-paced healthcare environment, there is no room for error and delays can be costly. Roaming Messenger can be deployed along side existing healthcare management systems to improve response time and patient satisfaction within a hospital. Patient requests or patient monitoring systems can alert appropriate nurses of problems or escalate accordingly to ensure timely response. When Roaming Messenger finds the nurse, the nurse accepts that task or delegates it to an appropriate aide. After the nurse's aid has resolved the patent request, Roaming Messenger can go back to the nurse, inform the nurse of the resolution and if appropriate log the incident into the hospital's central patient monitoring system. Communication processes at the doctor's level can also be automated in the same way.

         Real-time Enterprise. The essence of a Real-time Enterprise is event-driven. When something happens, the people who care about it needs to respond. As the workforce becomes increasingly mobile, Enterprise information systems need to be able to securely and efficiently contact them. Roaming Messenger is an ideal mobile extension to any Enterprise system by providing an intelligent message that can track down appropriate people and get approvals to push the business process along. Whether it is getting an invoice paid, ordering more parts for the production line, updating a customer management system, Roaming Messenger can be used as the mobile messaging component.

         Manufacturing. In a manufacturing environment, reaching the right people at the right time and monitoring and assessing critical information from production lines and security systems can significantly reduce costs and improve employee safety. Roaming Messenger can be integrated to any manufacturing monitoring system to deliver actionable notifications regarding equipment failures, security breaches, chemical spills, and other critical events to responsible technicians, as well as keep plant managers informed of situation progress and resolution.

         Mobile Commerce. Roaming Messenger can also facilitate mobile commerce transactions. For example, wireless mobile vending solutions today require the physical machine to have a dedicated Internet connection, which makes mass deployment very difficult and costly. Using Roaming Messenger, a purchase transaction can be completed with end-to-end security by allowing the vending machine to piggy-back on the Internet connection of the user's smart phone or PDA via a local Infrared or Bluetooth connection. Roaming Messenger can be initiated by the vending machine, to the user's handheld device, request item and payment selections, interact with an Internet payment server, report inventory and status to a different server and return back to the vending machine to complete the transaction in real-time.

MARKETING STRATEGY

         The Company intends to enhance, promote and support the idea that Roaming Messenger is the most compelling and efficient solution available in the marketplace for mobile messaging. In order to create a favorable environment for sales, the Company plans to undertake advertising and promotion efforts. These efforts will be outsourced and will require the services of an advertising firm and public relations firm. The Company plans to interview various firms and select those most capable of assisting the Company with comprehensive advertising and promotion plans. At this time, the company does not intend to hire additional employees to undertake these efforts.

SALES STRATEGY

         After creating a high level of perceived value and building significant demand for sales through its marketing campaign, the Company intends to aggressively sell the Roaming Messenger product in the United States. International sales will follow after achieving initial success in the domestic marketplace. The Company has no revenue generating customers for the Roaming Messenger products at this time. The Company's management has identified the following primary target market segments for the Roaming Messenger solution:

        o        Homeland Security
        o        Emergency Response, Public Health and Safety
        o        Military and Defense
        o        Enterprises
        o        Wireless Carriers

DISTRIBUTION CHANNELS

         Roaming Messenger is a mobile messaging component with applications in many markets. The Company plans to sell and license the Roaming Messenger products to system integrators and application developers in markets such as Homeland Security, Emergency Response, Military and Enterprise Automation. For example, the Company might sell a Roaming Messenger Gateway appliance to a systems integrator that is designing an emergency management system for the United States Coast Guard. The Company plans to sell Roaming Messenger through channel partners and value-added resellers (VARs) who are established in their respective vertical markets.

REVENUE MODEL

         Management believes that most of the Company's revenues will come from the licensing of its Roaming Messenger product, customer training and support, and software upgrades to application developers and system integrators.

         Management has decided to use a deployment pricing model for the network appliance version of Roaming Messenger based on the number of users enabled to send and receive Roaming Messengers. Customers will be asked to pay a one-time license fee for each user that is activated for Roaming Messenger communication. Customers will then be invited to subscribe to an ongoing service plan (optional) that would provide training, support, maintenance and software upgrades.

         On the hosted, or subscription model, customers pay a monthly fee to the Company for access to a Roaming Messenger system hosted and managed by the Company. The monthly fee is assessed based on the number of users in the customer's Roaming Messenger deployment, and on monthly message volume.

DISTRIBUTION STRATEGY

         The Company's sales strategy is to conduct high-level direct sales to application developers, system integrators and in-house IT departments of enterprise or government agencies. In addition, the Company will develop relationships with channel partners such as independent software vendors, information technology consultants, wireless application service providers and interactive agencies. The Company will also manage its own direct sales force along with a professional services division to facilitate client solutions.

PROPRIETARY TECHNOLOGY

         Self-Contained Business Transaction Capsules was invented by Jonathan Lei, the Chief Executive Officer, President, Chief Financial Officer, Secretary, and Chairman of the Company. All rights to this patent were assigned to W9 under the terms of Mr. Lei's employment agreement. Mr. Lei did not receive compensation for the assignment. An application for a United States. patent in the name of Jonathan L. Lei and assigned to W9 for Self-Contained Business Transaction Capsules (Docket No. 23803-250394) was filed on January 2, 2001, by the Company's intellectual property counsel, Pillsbury Winthrop, LLP.

         A self-contained business transaction capsule, or eCapsule, is a small electronic capsule that contains all the necessary data and logic to complete a business transaction. The eCapsule is a "thin" and "lightweight" small computer-readable file that is device independent. The eCapsule allows a business, for example, to encapsulate an individual product or offer into an intelligent object that is capable of completing entire transactions. The eCapsule includes data about the product or service being provided, such as the product price, a textual description, or options of the product or service (a transaction description). The eCapsule also includes transaction logic or business logic capable of completing the transaction, such as billing and shipping information, order routing information, order status information, shipping status information, and any other transaction rules necessary to process the transaction. Moreover, the eCapsule is adapted to be broadcasted to, and stored on, a portable electronic device, such as a mobile wireless-enabled device, like a cellular telephone, a personal digital assistant (PDA) or a laptop computer.

         Utilizing Mobile Devices as a Communication Proxy for Non-Connected Terminals was invented by Jonathan Lei, the President, Chief Financial Officer, Secretary, and Chairman of the Company and Brian Fox, Chief Technology Officer of the Company. All rights to this patent were assigned to W9 under the terms of Mr. Lei's and Mr. Fox's employment agreements. Neither Mr. Lei nor Mr. Fox received compensation for the assignment. An application for a U.S. patent in the name of Jonathan L. Lei and Brian J. Fox and assigned to Warp 9 for Utilizing Mobile Devices As A Communication Proxy For Non-Connected Terminals
(Docket No. 23803-277301) was filed on February 21, 2002, by the Company's intellectual property counsel, Pillsbury Winthrop, LLP.

         This invention is a method and system in which terminals, appliances and machines without dedicated Internet connections can complete Internet based transactions by piggy-backing on the connection of the user's handheld device. An example of an application of this invention is a vending machine that can conduct electronic wireless payments without having an internal wireless device that communicates with a server on the Internet. Existing solutions require the vending machine to be equipped with an internal cell phone. Using this invention, the vending machine can communicate with the consumer's handheld device via Infrared or Bluetooth and simply uses the handheld device as the conduit to the Internet for remote payment processing. This invention also covers many other applications including secured doorways, factory floors and smart data acquisition sensors.

Competition

         The Company will be subject to intense competition. Several large companies, with greater financial and managerial resources than the Company, and greater name recognition are offering mobile messaging solutions. The competition is intense for such a lucrative market. While certain market overlaps exist between the Company's product and other solutions, the Roaming Messenger solution is designed to provide unique competitive advantages.
Companies that the Company may compete with in the mobile messaging market include:

         ViaFone. ViaFone's flagship product, ViaFone OneBridgeTM, delivers voice and wireless data applications across all popular communications devices -- land-line, cellular and WAP-enabled phones, PocketPC and Palm handhelds, and RIM BlackBerry pagers. ViaFone OneBridge, which integrates with e-business and legacy systems, enables enterprises to extend workplace productivity beyond the arbitrary boundaries of walls, buildings, and wires. ViaFone OneBridge has a database-driven architecture that runs on any Java application server. It was built on a solid foundation of industry software standards including Java, Extensible Markup Language ("XML"), and Extensible Stylesheet Language ("XSL"). At its core is an open, XML-based framework allowing automatic, device-specific rendering over any mobile device.

         Brience. Brience 3.0 - Mobile Processing Server is a highly scalable Java and XML based software that operates on a wide range of hardware platforms and supports a multitude of relational databases, legacy systems, packaged software or infrastructure software from leaders such as Openwave, Nokia, Oracle, IBM, BEA, Broadvision, Tibco, Siebel, PeopleSoft, SAP, ATG and several others. The software platform has support for over 200+ mobile devices that are commercially available and operate seamlessly across all major service provider networks.

         BroadBeam. BroadBeam provides a wireless software platform called Axio with the following components: ExpressQ - Wireless messaging server, ExpressWeb
- Wireless content server, Applications Connectors - The Axio platform offers a number of back-end connectors to enterprise applications, Development Tools - Broadbeam offers Java, C++ and XML interfaces to enable rapid application development using familiar programming tools. BroadBeam is a respected big player in "transcoding" technology. Its solution is highly client/server based, very much like Brience with the exception of its advanced store-and-forward messaging server, ExpressQ.

         Bonita Software. Bonita Software is a startup, providing Java-based client/server technologies and applications to wireless service providers and device manufacturers. Its platform is composed of the following components: ToGo Client Engine - A Java 2 software that provides data sharing and task switching features that enable greater functionality and ease-of-use than standalone J2ME/MIDP applications, and ToGo Server Engine - Java 2 Enterprise Edition software that sits on the server side and handles incoming commands to complete operations the client side requests.

         ThinAirApps. ThinAirApps offers a product called ThinAir Server Platform that is client/server based over a real-time live connection between the client and the server. The server provides a rich execution environment, capable of supporting access from many different types of wireless devices, and allowing applications to serve data and interact with the users of these devices.

         MobileSys. MobileSys is a leading wireless infrastructure services provider that includes a global wireless network and wireless messaging software and integrations for major enterprise applications. This company's primary product offerings include: MobileSys MX - an extremely reliable, highly scalable 2-way wireless messaging engine that can be integrated with mission-critical, enterprise applications, and The MobileSys NetworkTM - a global wireless data network that links enterprise applications, ASPs, and eBusinesses with employees, customers, and partners.

OTHER PRODUCTS AND SERVICES

         The Company's wholly owned subsidiary, Warp 9 Inc., offers two primary web-based e-commerce software products to the catalog and direct marketing industry.

         Warp 9 ICS. The Warp 9 ICS is a proprietary and extensible system that enables any business to expand its operation to the Internet with minimal investment, overhead and risk. A business does not need to invest in new hardware or software in order to utilize the Warp 9 ICS, because the product is offered as a fully managed online catalog solution that includes hosting on the Warp 9 Web server. It provides project management, development and integration into a company's existing business processes. The Company has packaged the process and technology required for complete e-commerce site deployment.

         Warp  9 EMS.  Warp  9 EMS  is a  web-based  e-mail  campaign  and  list management system designed for high performance and reliability. EMS's sophisticated technology will allow marketers to send targeted e-mail campaigns that help grow, retain and maximize the lifetime value of their customers.
Through content personalization and list segmentation, campaign efforts will result in higher response rates, higher conversion rates and improved customer loyalty. Warp 9 EMS enables unprecedented response rates that are not achievable through traditional forms of direct marketing.

         Revenue Model The Company charges its customers a monthly subscription fee to the Warp 9 ICS and Warp 9 EMS product using an application service provider ("ASP") model.

GOVERNMENT REGULATION

         The Company is subject to various federal, state, and local laws affecting medical e-commerce and communication businesses. The Federal Trade Commission and equivalent state agencies regulate advertising and representations made by businesses in the sale of their products, which apply to the Company. The Company is also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general.

EMPLOYEES

         The Company currently employs eight full time employees, including the President of the Company. Those eight full-time employees include three who are employed in administrative, marketing, and sales positions, and five who are technical employees employed in research, development, and technical product maintenance positions. The Company projects that during the next 12 months, the Company's workforce is likely to increase to 25, with seven of the new positions being in the administrative, marketing, and sales areas and the remaining ten of the new positions being in research, development, and production positions.

         All of the Company's employees have executed agreements that impose nondisclosure obligations on the employee and assign to the Company (to the extent permitted by California law) all copyrights and other inventions created by the employee during his employment with the Company. Additionally, the Company has a trade secret protection policy in place that management believes to be adequate to protect the Company's intellectual property and trade secrets.

SEASONALITY

         The Company does not anticipate that its business will be substantially affected by seasonality.

TRADEMARKS

         The Company has not been issued any registered trademarks for its "Roaming Messenger" trade name. The Company may file trademark and tradename applications with the United States Office of Patents and Trademarks for its proposed tradenames and trademarks.


ITEM 2. PROPERTIES

         The Company currently leases approximately 3,650 square feet of office space at 6144 Calle Real, Suite 200 Santa Barbara, California 93117 for approximately $7,412 per month pursuant to a six year lease agreement which commenced in March 2001.


ITEM 3. LEGAL PROCEEDINGS

         The Company is not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective April 1, 2003, W9 and the Company completed an Agreement and Plan of Reorganization and effective June 30, 2003 W9 and the Company completed a second Agreement and Plan of Reorganization (collectively, the "Reorganization") which resulted in a share exchange between the shareholders of W9 and the Company. Pursuant to the Reorganization, the Company acquired all of the issued and outstanding common stock of W9 in exchange for approximately 131,026,173 newly issued shares of the Company's common stock, W9 became a wholly owned subsidiary of the Company, and the shareholders of W9 became the controlling shareholders of the Company. Upon completion of the Reorganization the Company had a total of approximately 147,912,035 shares of its common stock outstanding. The Boards of Directors of both W9 and the Company unanimously approved the Reorganization. The holders of 13,471,645 shares or approximately 92.1% of the total issued and outstanding shares of the Company voted for the Reorganization. The holders of a substantial majority of the outstanding common stock of W9 voted for the Reorganization and the holders of a small minority of the outstanding shares abstained. No shares of W9 or the Company voted against the Reorganization. The members of the Board of Directors of the Company before the closing of the Reorganization were replaced with members of the W9 Board of Directors.

         Effective May 2, 2003, the officers and directors of the Company were authorized to amend the Company's Articles of Incorporation to change the Company's name from Latinocare Management Corporation to a name to be selected by the board of directors by duly authorized resolution, subject to board approval, signing, and closing of a reorganization agreement with an operating company. The Board of Directors of the Company unanimously approved authorizing the officers and directors of the Company to change the name of the Company to a name to be selected by them within 90 days of the date of the authorizing resolutions. The holders of 13,471,645 shares or approximately 92.1% of the total issued and outstanding shares of the Company voted to authorize the officers and directors to change the Company's name. No shares of the Company voted against authorizing the officers and directors of the Company to change the name of the Company. The remaining outstanding shares abstained. The name of the Company was subsequently changed by another resolution duly adopted by the Company's Board of Directors in June 2003 from Latinocare Management Corporation to Roaming Messenger, Inc.

         Effective July 10, 2003, the Company adopted the Roaming Messenger, Inc. 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "Plan") authorizing the issuance of up to 25,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 25,000,000 stock options. The Board of Directors of the Company unanimously approved the adoption of the Plan. The holders of 100,140,025 shares or approximately 68.76% of the total issued and outstanding shares of the Company voted to ratify the adoption of the Plan. No shares of the Company voted against ratifying the adoption of the Plan. The remaining outstanding shares abstained.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the NASD OTC Bulletin Board Market under the symbol "RMSG." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

  Year Ended June 30, 2003                             HIGH             LOW
  ------------------------                             ----             ---

  First quarter ended September 30, 2002...............$0.12            $0.12
  Second quarter ended December 31, 2002...............$0.12            $0.12
  Third quarter ended March 31, 2003...................$0.12            $0.06
  Fourth quarter ended June 30, 2003...................$0.75            $0.06


  Year Ended June 30, 2002                             HIGH             LOW
  ------------------------                             ----             ---

  First quarter ended September 30, 2001...............$1.25            $0.375
  Second quarter ended December 31, 2001...............$2.50            $0.75
  Third quarter ended March 31, 2002...................$1.25            $0.75
  Fourth quarter ended June 30, 2002...................$0.75            $0.12

------------------------

         The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

         As of June 30, 2003, there were approximately 215 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts which is unknown. As of June 30 2003, there were approximately
139,316,774 shares of common stock outstanding on record with the Company's transfer agent, Mountain Share Transfer.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

         Effective July 10, 2003, the Company adopted the Roaming Messenger, Inc. 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "Plan") authorizing the issuance of up to 25,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 25,000,000 stock options. The Plan has been approved by the holders of the outstanding shares of the Company. The following table sets forth certain information regarding the Plan as of July 15, 2003:

                                                                                            Number of securities
                             Number of securities to be     Weighted-average exercise      remaining available for
                               issued upon exercise of     price of outstanding stock   future issuance under equity
                              outstanding stock options              options                 compensation plans

Equity compensation plans             8,444,000                       $0.08                      16,556,000
approved by security
holders

          In a private placement of the Company's common stock made by the Company from April 8, 2003 to September 30, 2003 pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"), the Company sold 1,079,263 shares of common stock, at a price of $.08 per share, which raised gross proceeds of approximately $86,341.

          In a private placement of the Company's common stock made by the Company from July 23, 2003 to September 30, 2003 pursuant to Regulation S of the Act, the Company sold 4,939,346 shares of common stock, at a variable price equal to 28% of the closing bid price on the date of the purchase of the stock, which raised gross proceeds of approximately $396,808.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

         This Form 10-KSB contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about Roaming Messenger Inc.'s financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-KSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-KSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

         (a)      volatility or decline of the Company's stock price;

         (b)      potential fluctuation in quarterly results;

         (c)      failure of the Company to earn revenues or profits;

         (d) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

         (e)      inadequate capital to continue business;

         (f)      changes in demand for the Company's products and services;

         (g)      rapid and significant changes in markets;

         (h) litigation with or legal claims and allegations by outside parties;

         (i)      insufficient revenues to cover operating costs.

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

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED JUNE 30, 2003 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002

         Total revenue for the twelve month period ending June 30, 2003 increased by $88,443 to $899,732 from $811,289 in the prior year.

         General and administrative expenses decreased by $14,890 during the twelve months ended June 30, 2003 to $999,135 from $1,014,025 in the prior year. General and administrative expenses for the year ended June 30, 2003 included $188,450 of non-cash expenses as follows: (i) $107,683 of stock compensation in lieu of payment to consultants and employees of the Company, (ii) $20,000 of expenses for outstanding warrants, and (iii) $60,767 of accrued salaries to the Company Chairman and Chief Executive Officer, Jon Lei. Expense related to depreciation was $49,162 for the twelve months ended June 30, 2003 as compared to $44,297 for the prior year, and interest expense was $24,467 for the twelve months ended June 30, 2003 as compared to $21,336 in the prior year.

         For the twelve months ended June 30, 2003, the Company's consolidated net loss was $424,047 as compared to a consolidated net loss of $586,630 for the twelve months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had consolidated net cash of $57,408 at June 30, 2003 as compared to net cash of $87,094 as of June 30, 2002. The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of $316,436 at June 30, 2003 as compared to a working capital deficit of $273,704 at June 30, 2002. Cash flow provided by operating activities was ($218,120) during the twelve months ended June 30, 2003 as compared to ($316,131) during the twelve months ended June 30, 2002. Cash provided by investing activities was ($4,683) during the twelve months ended June 30, 2003 as compared to ($6,046) during the twelve months ended June 30, 2002. Cash provided by financing activities decreased from $360,824 during the twelve months ended June 30, 2002 to $193,117 during the twelve months ended June 30, 2003. There is no assurance that the Company will have sufficient capital to finance its growth and business operations, or that such capital will be available on terms that are favorable to the Company or at all.

          Since July 1, 2002, the Company's capital needs have primarily been met from the proceeds of (i) a private placement of common stock made by the Company from April 8, 2003 to September 30, 2003 pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"), at a price of $.08 per share, which raised gross proceeds of $86,341 and (ii) a private placement of common stock made by the Company from July 23, 2003 to September 30, 2003 pursuant to Regulation S of the Act, at a variable price equal to 28% of the closing bid price on the date of the purchase of the stock, which raised gross proceeds of approximately $396,808.

ITEM 7. FINANCIAL STATEMENTS OF ROAMING MESSENGER, INC.


                             ROAMING MESSENGER, INC.
                       (Latinocare Management Corporation)

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS









                                                                          PAGE
                                                                          ----

Report of Independent Auditors........................................     12

Consolidated Balance Sheets...........................................     13

Consolidated Statements of Operations.................................     14

Consolidated Statements of Changes in Shareholders'
 Deficits.............................................................     15

Consolidated Statements of Cash Flows.................................     16

Notes to Consolidated Financial Statements ............................  17-26

                          INDEPENDENT AUDITORS' REPORT


     To the Board of Directors
     Roaming Messenger, Inc.


         We have audited the accompanying consolidated balance sheets of Roaming Messenger, Inc. (a Nevada Corporation) and Subsidiary (collectively referred to as the "Company") as of June 30, 2003 and 2002 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roaming Messenger, Inc. and Subsidiary as of June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     /s/Rose, Snyder & Jacobs
     ------------------------
     Rose, Snyder & Jacobs
     A Corporation of Certified Public Accountants

     Encino, California

     September 19, 2003

                                       ROAMING MESSENGER, INC. AND SUBSIDIARY
                                             CONSOLIDATED BALANCE SHEETS
                                               JUNE 30, 2003 AND 2002
                                                                                            2003               2002
                                                                                        ----------        -----------
CURRENT ASSETS
Cash                                                                                    $   57,408        $    87,094
Accounts receivable, net of allowance for doubtful account of $0                            76,898             81,812
Advance to shareholder                                                                           -              5,250
Prepaids and other current assets                                                           32,860             18,934
                                                                                        ----------        -----------
TOTAL CURRENT ASSETS                                                                       167,166            193,090
                                                                                        ----------        -----------
PROPERTY & EQUIPMENT, notes 3 and 4
Furniture, Fixtures & Equipment                                                             75,658             75,127
Computer Equipment                                                                         152,023            126,170
Commerce Server                                                                             50,000             50,000
Computer Software                                                                            3,535              3,535
Leasehold Improvements                                                                      42,194             42,194
                                                                                        ----------        -----------
                                                                                           323,410            297,026
Less: Accumulated depreciation & amortization                                             (200,770)          (151,609)
                                                                                        ----------        -----------
NET PROPERTY & EQUIPMENT                                                                   122,640            145,417
                                                                                        ----------        -----------
OTHER ASSETS
Lease deposit                                                                                7,029              7,029
Other assets                                                                                 2,261              2,261
                                                                                        ----------        -----------
TOTAL OTHER ASSETS                                                                           9,290              9,290
                                                                                        ----------        -----------
 TOTAL ASSETS                                                                           $  299,096        $   347,797
                                                                                        ==========        ===========

                                        LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                                        $   45,399        $    97,988
Accrued liabilities                                                                         42,042             29,878
Officer salaries payable                                                                   307,366            251,849
Staff salaries payable                                                                      23,447             19,211
Note payable, note 4                                                                        50,000             50,000
Current portion - obligations under capitalized leases, note 3                              15,348             17,868
                                                                                        ----------        -----------
TOTAL CURRENT LIABILITIES                                                                  483,602            466,794
                                                                                        ----------        -----------
LONG TERM LIABILITIES
Obligations under capitalized leases, note 3                                                17,345             15,648
                                                                                        ----------        -----------
TOTAL LONG TERM LIABILITIES                                                                 17,345             15,648
                                                                                        ----------        -----------
 TOTAL LIABILITIES                                                                         500,947            482,442
                                                                                        ----------        -----------

COMMITMENTS AND CONTINGENCIES, note 9

SHAREHOLDERS' DEFICIT, note 7
Capital Stock                                                                              147,912            128,945
Additional Paid-in Capital                                                               1,306,502            968,628
Accumulated deficit                                                                     (1,656,265)        (1,232,218)
                                                                                        ----------        -----------
TOTAL SHAREHOLDERS' DEFICIT                                                               (201,851)          (134,645)
                                                                                        ----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                             $  299,096        $   347,797
                                                                                        ==========        ===========

                        See independent auditors' report
                 and notes to consolidated financial statements.
                                      -13-

                                        ROAMING MESSENGER, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                JUNE 30, 2003 AND 2002
                                                                                         2003                2002
                                                                                  ----------------       -------------

REVENUE, notes 2 and 10                                                           $        899,732       $     811,289

Cost of revenue, note 2                                                                    106,011             176,608
Selling, general and administrative expenses, notes 7 and 8                                999,135           1,014,025
Depreciation and amortization                                                               49,162              44,297
Research and development                                                                   145,004             145,341
                                                                                  ----------------       -------------

        TOTAL COSTS AND EXPENSES                                                         1,299,312           1,380,271
                                                                                  ----------------       -------------

                OPERATING LOSS                                                            (399,580)           (568,982)
                                                                                  ----------------       -------------

OTHER INCOME (EXPENSES)
Interest income                                                                                  -               3,688
Interest expense                                                                           (24,467)            (21,336)
                                                                                  ----------------       -------------

        TOTAL OTHER INCOME (EXPENSES)                                                      (24,467)            (17,648)
                                                                                  ----------------       -------------

                NET LOSS                                                          $       (424,047)      $    (586,630)
                                                                                  ================       =============


Basic and diluted loss per share                                                  $          (0.00)      $       (0.00)
                                                                                  ================       =============

Weighted average number of shares                                                      133,280,601         125,418,673
                                                                                  ================       =============


                        See independent auditors' report
                 and notes to consolidated financial statements.
                                      -14-

                                               ROAMING MESSENGER, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                             FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                                                                      Additional
                                                                        Common         Paid-in        Accumulated
                                                      Shares             Stock         Capital          Deficit            Total
                                                   ------------      -----------    ------------      -----------        -----------
Balance, July 1, 2001                               121,694,261      $   121,694      $  479,114      $  (645,588)       $  (44,780)

Issuance of common stock, note 7                      7,250,663            7,251         489,514                -           496,765

Net loss                                                      -                -               -         (586,630)         (586,630)
                                                   ------------      -----------    ------------      -----------        -----------

Balance, June 30, 2002                              128,944,924         $128,945        $968,628      $(1,232,218)       $ (134,645)

Issuance of common stock, note 7                      4,363,013            4,363         344,598                -           348,961

Issuance of warrants, note 8                                  -                -          20,000                -            20,000

Recapitalization, notes 6 and 7                      14,604,098           14,604         (26,724)               -           (12,120)

Net loss                                                      -                -               -         (424,047)         (424,047)
                                                   ------------      -----------    ------------      -----------        -----------

Balance, June 30, 2003                              147,912,035      $   147,912     $ 1,306,502      $(1,656,265)       $ (201,851)
                                                   ============      ===========    ============      ===========        ===========


                        See independent auditors' report
                 and notes to consolidated financial statements.

                                        ROAMING MESSENGER, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                                                                                           2003              2002
                                                                                      ------------       -----------
OPERATING ACTIVITIES
 Net loss                                                                             $   (424,047)      $ (586,630)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation and amortization                                                            49,161           44,297
   Expenses paid with shares of common stock                                               107,683          100,000
   Issuance of warrants                                                                     20,000                -
   Changes in assets - (increase) decrease:
    Accounts receivable                                                                      4,914           42,158
    Prepaid expenses and other current assets                                                 (409)           6,022
    Other assets                                                                                 -            2,206
   Changes in liabilities - increase (decrease):
    Officer salaries payable                                                                60,767           74,667
    Accounts payable                                                                       (52,589)           6,033
    Staff salaries payable & other liabilities                                              16,400           (4,884)
                                                                                      ------------       -----------

        NET CASH USED BY OPERATING ACTIVITIES                                             (218,120)        (316,131)
                                                                                      ------------       -----------

INVESTING ACTIVITIES
Purchase of property & equipment                                                            (4,683)          (6,046)
                                                                                      ------------       -----------

        NET CASH USED BY INVESTING ACTIVITIES                                               (4,683)          (6,046)
                                                                                      ------------       -----------

FINANCING ACTIVITIES
Issuance of common stock, net of costs                                                     215,641          381,765
Payments on capitalized lease obligations                                                  (22,524)         (20,941)
                                                                                      ------------       -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                          193,117          360,824
                                                                                      ------------       -----------

        NET INCREASE (DECREASE) IN CASH                                                    (29,686)          38,647

Cash at beginning of year                                                                   87,094           48,447
                                                                                      ------------       -----------

Cash at end of year                                                                   $     57,408       $   87,094
                                                                                      ============       ===========


Supplemental disclosure of cash flow information
 Cash paid during the years for:

        Interest                                                                      $     24,467       $   21,336
                                                                                      ============       ===========

        Income taxes                                                                  $        800       $    1,300
                                                                                      ============       ===========

                        See independent auditors' report
                 and notes to consolidated financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


1.   ORGANIZATION

     Roaming Messenger, Inc., formerly known as Latinocare Management Corporation ("LMC), originally known as JNS Marketing, Inc. was incorporated in Colorado in 1983, and then reincorporated in Nevada. LMC was engaged in the business of managing LatinoCare Network Medical Group ("LNMG"), an Independent Physician Association ("IPA") primarily servicing the growing Latin American community in the United States, and in particular in California. Due to a dispute with LNMG, LMC was forced to lay off its employees and close its business.

     On April 1, 2003, LMC a publicly traded company, entered into a Plan and Agreement of Reorganization which resulted in Warp 9, Inc. ("Warp 9") becoming a wholly-owned subsidiary of LMC. In connection with the transaction, all officers and directors of LMC resigned and were replaced by the management team and directors of Warp 9. Subsequently, LMC was renamed to Roaming Messenger Inc. by the new board of directors. Although from a legal perspective, Roaming Messenger, Inc. acquired Warp 9, Inc., the transaction is viewed as a recapitalization of Warp 9, Inc., accompanied by an issuance of stock by Warp 9, Inc. to the shareholders of Roaming Messenger, Inc. This is because Roaming Messenger, Inc. did not have operations immediately prior to the transaction, and following the transaction, Warp 9, Inc. was the operating company.

     Warp 9, Inc. was incorporated in the state of Delaware, under the name of eCommerceland, on August 27, 1999. The Company, based in Goleta, California, began operations October 1, 1999. Prior to October 1, 1999, the Company was operated as WARP 9 Technologies, LLC ("LLC"), a California limited liability company. LLC was merged with and into eCommerceland effective at its close of business, September 30, 1999, and on December 21, 2000 changed its name to Warp 9, Inc. For accounting and reporting purposes, the "merger" was considered a continuation of the same business, under a different type of entity. The operations and ownership of Warp 9, Inc. were substantially the same as LLC. The Company's primary source of income is service of their Warp 9 contracts, which relates to Internet data service and fully hosted web based software products.

     Roaming Messenger, Inc. and Warp 9, Inc. (collectively referred to as the "Company")'s strategy is to provide a proprietary solution for real-time communication over wired and wireless devices. The Company's flagship product, Roaming Messenger, is a "smart courier" for delivering real-time information for homeland security, emergency response, military and enterprise applications. Unlike solutions based on existing messaging technology such as e-mail, text messaging, and voicemail, Roaming Messenger packages time-critical information into "smart courier" messages. These messages automatically roam throughout the wired and wireless worlds - from mobile devices to desktop PCs to central servers - tracking down people and getting responses in real-time.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Going concern
     -------------
     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's losses, negative cash flows from operations and the working capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. As discussed in note 13, the Company is contemplating a public offering as well as the sale of securities through a Private Placement Memorandum. Management believes these offerings will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.

                        See independent auditors' report.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Accounts receivables
     --------------------
     The Company extends credit to its customers, who are located primarily in California. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. Based on the information available, management believes the Company's accounts receivable are all collectible.

     Revenue recognition
     -------------------
     The Company recognizes income when the service is provided. Most of the income is generated from monthly fees from clients who subscribe to the Company's fully hosted web products on terms ranging from six months to one year. When the term ends, clients normally go on a month-to-month basis or extend the contract for another six months to one year.

     Cost of Revenue
     ---------------
     Cost of revenue includes the direct costs of operating the Company's network, including telecommunications charges, and software related costs.

     Research and Development
     ------------------------
     Research and development costs are expensed as incurred. Total research and development costs were $145,004 and $145,341 for the years ended June 30, 2003 and 2002, respectively.

     Cash and Cash Equivalent
     ------------------------
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, the estimate of useful lives of property and equipment, the deferred tax valuation allowance, and the fair value of stock options. Actual results could differ from those estimates.

     Fair value of financial instruments
     -----------------------------------
     The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2003 and 2002, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

     Property and Equipment
     ----------------------
     Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

                Furniture, fixtures & equipment                 7 years
                Computer equipment                              5 years
                Commerce server                                 5 years
                Computer software                             3-5 years
                Leashold improvements               Length of the lease

                       See independent auditors' report.
                                      -18-

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Property and Equipment (Continued)
     ---------------------------------
     Property and equipment includes assets leased under capitalized leases with an original cost of $57,660 and $67,474 at June 30, 2003 and 2002, respectively. Amortization of assets under capitalized leases is included in depreciation and amortization expense. During the years ended June 30, 2003 and 2002, additions to fixed assets through capitalized leases totaled $21,701 and $0, respectively.

     Concentrations of Business and Credit Risk
     ------------------------------------------
     The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company's operations are subject to rapid technological advancement and intense competition in the telecommunications industry.

     Accounts receivable represent financial instruments with potential credit risk. The Company typically offers its customers credit terms. The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral. In the event of nonpayment, the Company has the ability to terminate services.

     Advertising Costs
     -----------------
     The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $21,128 and $9,002 for the years ended June 30, 2003 and 2002, respectively.

     Stock-Based Compensation
     ------------------------
     The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (APB 25), and has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation., amended by SFAS No. 148 Accounting for Stock Based Compensation-Transition and Disclosure.

     Net Loss Per Share
     ------------------
     Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Options to purchase shares of the Company's stock under its stock option plan and warrants may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation for 2002 and 2003 because they have an antidilutive effect in these periods. As stated in note 7, the weighted average number of shares for 2002 has been restated to reflect the recapitalization transaction that occurred in 2003.

     Income Taxes
     ------------
     The Company  uses the  liability  method of  accounting  for income  taxes.
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

                       See independent auditors' report.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recent Accounting Pronouncements
     --------------------------------
     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which has an effective date for exit or disposal activities that are initiated after December 31, 2002. This statement provides that cost associated with an exit or disposal activity must be recognized when the liability is incurred. SFAS No. 146 does not currently impact the Company's financial statements.

     In  December  2002,  the  FASB  issued  Interpretation  No.  45  (FIN  45),
     Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor's obligations. In addition, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee. The Company did not have any outstanding guarantees that needed to be recorded upon adoption of FIN 45.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), which amends SFAS No. 123. SFAS No. 148 amends the disclosure requirements in SFAS No. 123 for stock-based compensation for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB No. 25. Effective for financial statements for fiscal years ending after December 15, 2002, SFAS No. 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123. The Company continues to recognize stock-based compensation under APB No. 25.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003, for those variable interests held prior to February 1, 2003. The Company has no variable interest entities and accordingly does not believe the adoption of this Interpretation will have a material impact on the Company's financial position or results of operations.

     In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of underlying to conform it to language used in FASB interpretation number (FIN) 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The Company does not expect that the provisions of this statement will have a material impact on the Company's financial statements.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for interim periods beginning after June 15, 2003. The Company does not expect this statement to have a material impact on it's financial statements.

                       See independent auditors' report.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

3.       OBLIGATIONS UNDER CAPITALIZED LEASES

 Lessor           Description                                                   2003             2002
--------         -------------                                                --------        ---------

C.I.T.           Payable in montly installments of $166,
                   interest at 18%, matures in October, 2003.                 $     641       $    2,355
Amano            Payable in monthly installments of $285,
                   interest at 15%, matures in December, 2003.                    1,374            4,339
Avaya            Payable in monthly installments of $655,
                   interest at 16%, matures in December, 2004.                   12,089           16,698
First Federal    Payable in montly installments of $463,
                   interest at 7%, matures in October, 2002.                          -            4,328
Advanta          Payable in monthly installments of $539,
                   interest at 11%, matured in February, 2003.                        -            5,796
GE               Payable in monthly installments of $348,
                   interest at 13%, matured in October 2005.                      8,379                -
Dell             Payable in monthly installments of $200,
                   interest at 13%, matures in January 2006.                      5,255                -
Dell             Payable in monthly installments of $203,
                   interest at 21%, matures in February 2006.                     4,955                -
                                                                              ---------       ----------
                                                                                 32,693           33,516
                 Less current portion                                            15,348           17,868
                                                                              ---------       ----------
                 Long-term portion of obligations under
                   captalized leases                                          $  17,345       $   15,648
                                                                              =========       ==========

Minimum annual lease payments under capitalized lease obligations at June 30, 2003 are as follows:

                Fiscal Year
               ------------

                  2004                                      $ 18,972
                  2005                                        12,950
                  2006                                         4,421
                                                            --------
                                                              36,343

Less amounts representing interest                             3,650
                                                            --------
                                                              32,693

Less current portion                                          15,348
                                                            --------

Long term portion of capitalized lease obligations          $ 17,345
                                                            ========


4.   NOTE PAYABLE

     The Company has a note payable to a vendor in the amount of $50,000, bearing interest at 10%, with monthly interest payment only. The maturity date, which was originally October 15, 2001, was subsequently amended to March 15, 2002. The Company is currently renegotiating the terms (see note
     9). This note is secured by furniture of the Company.


                       See independent auditors' report.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

5.   INCOME TAXES

     At June 30, 2003, the Company has available for federal and state income tax purposes, net operating loss carryforwards of approximately $5,000,000 and $800,000, respectively, which to expire at dates that have not been determined.

     The difference between the Company's effective income tax rate and the statutory federal rate for the years ended June 30, 2003 and 2002 relates primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of its realization. The valuation allowance was $1,960,000 and $560,000 at June 30, 2003 and 2002, respectively, representing an increase of $1,400,000 for the year ended June 30, 2003. $1,242,000 of this increase is due to the Latinocare management corporation's loss that was assumed by Roaming Messenger, Inc., with the reverse merger. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations.

     A reconciliation of income tax expense that would result from applying the domestic Federal statutory rate to pre-tax income, with federal income tax expense presented in the financial statements is as follows:

                                                        2003           2002
                                                     ---------       ---------
Income tax benefit computed
at U.S. federal statutory rate (34%)                 $ 135,000       $ 198,000

State income taxes, net of benefit federal taxes        23,000          35,000

Less valuation allowance                              (158,000)       (233,000)
                                                     ---------       ---------
     Income tax expense                              $       -       $       -
                                                     =========       =========

     The deferred income tax benefit at June 30, 2003, and 2002 and reflects the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items, which comprise a significant portion of, deferred tax assets and liabilities are approximately as follows:

                                                     2003               2002
                                                  -----------       -----------
Depreciation                                      $   59,000        $   47,000
Net operating loss carryforwards                   1,770,000           413,000
Officer salaries payable                             131,000           100,000
                                                  -----------       -----------
                                                   1,960,000           560,000
Less:  valuation allowance                        (1,960,000)         (560,000)
                                                  -----------       -----------
Deferred income tax asset                         $        -        $        -
                                                  ===========       ===========

6.   RECAPITALIZATION

     On April 8, 2003, Warp 9, Inc. consummated a transaction, pursuant to which Roaming Messenger, Inc. acquired all the outstanding shares of Warp 9, Inc., with Warp 9, Inc. surviving as a wholly-owned subsidiary of Roaming Messenger, Inc. This transaction was recorded as a recapitalization followed by the issuance of shares by Warp 9, Inc. to the shareholders of Roaming Messenger, Inc. Prior to the recapitalization transaction, Roaming Messenger, Inc. was not an operating company, and its assets consisted principally of cash of approximately $100,000, offset by the same amount of liabilities. Under the terms of the transaction, Roaming Messenger, Inc. issued 131,026,173 shares of Roaming Messenger, Inc. common stock to the former shareholders of Warp 9, Inc. in exchange for all the outstanding shares of Warp 9, Inc. (12.5 shares of Roaming Messenger, Inc. for every share of Warp 9, Inc.). The transaction was consummated in two phases with the first issuance of 122,620,910 shares on April 8, 2003, and 8,405,263 shares on June 30, 2003.

                       See independent auditors' report.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

6.   RECAPITALIZATION (Continued)

     In addition, options and warrants to purchase Warp 9, Inc. common stock that were outstanding at the date of recapitalization were cancelled, and new options and warrants to purchase Roaming Messenger, Inc. common stock were issued (effective July 10, 2003). The replacement options and warrants have the same aggregate exercise price as the options and warrants being replaced. Most stock options became fully vested when they were converted, while others kept the same vesting periods. The stock options and warrants are presented as if converted during the year ended June 30, 2003 even though it was effective July 10, 2003, as it was part of the recapitalization transaction.


7.   SHAREHOLDERS' DEFICIT

     During the year ended June 30, 2002, Warp 9, Inc. sold 465,053 shares of common stock for a total of $381,765, net of $83,187 of stock issuance costs. The Company also issued 115,000 shares of common stock to outside entities for $115,000 of consulting services for which $100,000 was expensed during the year ended June 30, 2002, and $15,000 during the year ended June 30, 2003.

     From July 1, 2002 through the date of the recapitalization, Warp 9, Inc. issued 141,500 shares of common stock for a total cash consideration of $141,420. The Company also issued 25,000 shares of common stock for $25,000 of consulting services.

     The number of shares of common stock of Warp 9, Inc. was retroactively restated to present the number of shares after their conversion into Roaming Messenger common stock in the recapitalization transaction. For all such restatements, a conversion rate of 12.5 shares of Roaming Messenger, Inc. common stock for every share of Warp 9, Inc. common stock was used.

     From the date of the recapitalization, April 8, 2003 through June 30, 2003, Roaming Messenger, Inc. issued 1,079,263 shares of common stock for a total cash consideration of $86,341. 1,202,500 shares of common stock were also issued for $96,200 of services. These consulting services extend to period beyond June 30, 2003, therefore only $67,683 was recorded as expense for the year ended June 30, 2003, and the remaining balance was recorded as prepaid expenses at June 30, 2003.

     The common stock of Roaming Messenger, Inc. has a par value of $0.001, and 200,000,000 shares are authorized to be issued. The Company is also authorized to issue 2,000,000 shares of preferred stock with a par value of $0.001. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

     At June 30, 2003, also considering the Stock Option Plan effective July 15, 2003, 25,000,000 shares of common stock were reserved for the issuance of common stock pursuant to the Stock Option Plan, and 1,924,538 were reserved for the issuance of common stock pursuant to outstanding warrants.


8.   STOCK OPTIONS AND WARRANTS

     Warp 9, Inc. had a Stock Option Plan that provided for the granting of stock options to its employees and others providing services to the Company. Options granted under the Plan could be either Incentive Options or Nonqualified Options, and were administered by the Company's Board of Directors. Each options were exercisable in full or in installment and at such time as designated by the Board. Notwithstanding any other provision of the Plan or of any Option agreement, each option were to expire on the date specified in the Option agreement, which date were to be no later than the tenth anniversary of the date on which the Option was granted (fifth anniversary in the case of an Incentive Option granted to a greater-than-10% stockholder). The purchase price per share of the Common Stock under each Incentive Option were to be no less than the Fair Market Value of the Common Stock on the date the Option was granted (110% of the Fair Market Value in the case of a greater-than-10% stockholder).

                       See independent auditors' report.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

8.   STOCK OPTIONS AND WARRANTS (Continued)

     The purchase price per share of the Common Stock under each Nonqualified Option were to be specified by the Board at the time the Option was granted, and could be less than, equal to or greater than the Fair Market Value of the shares of Common Stock on the date such Nonqualified Option was granted, but were to be no less than the par value of shares of Common Stock. The plan provided specific language as to the termination of options granted hereunder.

     In July 10, 2003, in connection with the recapitalization transaction, the Warp 9, Inc. Stock Option Plan was terminated, and the Company adopted the Roaming Messenger, Inc. Stock Option Plan for Directors, Executive Officers, and Employees of and Key Consultants to Roaming Messenger, Inc. This Plan, under which 25,000,000 shares of common stock may be issued, has essentially the same terms and conditions as the Warp 9, Inc. Plan

     In connection with the recapitalization, the former holders of options and warrants were granted new options and warrants under the Roaming Messenger, Inc Plan. Most options became fully vested when they were converted, while others kept the same vesting periods. The replacement options and warrants have the same expiration terms and aggregate exercise price as the options and warrants being replaced. The stock options and warrants are presented as if converted during the year ended June 30, 2003, as the conversion is part of the recapitalization transaction. The Warp 9, Inc. stock options and warrants were converted at the same conversion rate as the shares of common stock, 12.5 shares of Roaming Messenger, Inc. for every share of Warp 9, Inc. shares. The number of stock options below in the summary of stock option activities has been retroactively restated to reflect the conversion of warp 9, Inc options into Roaming Messenger, Inc. options.

     SFAS 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that statement. Options to purchase 675,000 shares of Roaming Messenger, Inc. were granted during the year ended June 30, 2003. The fair value of options granted during the years ended June 30, 2003 and 2002, which have been estimated at $6,000 and $0, respectively, at the date of grant were determined using the Black-Scholes Option pricing model with the following assumptions:

                                                 2003                2002
                                                -----                ----
Risk free interest rate                          2.40%          4.57% to 4.97%
Stock volatility factor                          0.01                0.01
Weighted average expected option life          4 years             10 years
Expected dividend yield                          None                None

     The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows:

                                                     2003                2002
                                                     -----               ----
Net loss as reported                              $ (424,047)        $ (586,630)
Deduct:  Total stock based employee
compensation expense determined under fair
value based method for all awards                     (6,000)                 -
                                                  -----------        -----------

Pro forma net loss                                  (430,047)        $ (586,630)
                                                  ===========        ===========
Basic and diluted pro forma loss per share        $     0.00         $     0.00
                                                  ===========        ===========

     A summary of the Company's stock option activity and related information follows:

                       See independent auditors' report.

                    ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

8.   STOCK OPTIONS AND WARRANTS (Continued)

                                                 Year ended                        Year ended
                                               June 30, 2003                      June 30, 2002
                                               --------------                     -------------
                                                           Weighted                          Weighted
                                                           average                           average
                                                           exercise                          exercise
                                             Options         price             Options         price
                                            ---------     ----------         ----------     ----------
Outstanding -beginning of year              7,932,812     $     0.08          7,425,000     $     0.08
Granted                                       675,000           0.08            700,000           0.08
Exercised                                           -              -                  -              -
Forfeited                                    (163,812)          0.08           (192,188)          0.08
                                            ----------    ----------          ----------    ----------
Outstanding - end of year                   8,444,000     $     0.08          7,932,812     $     0.08
                                            ==========    ===========         ==========    ==========
Exercisable at the end of year              5,824,469     $     0.08          2,455,988     $     0.08
                                            ==========    ===========         ==========    ==========
Weighted average fair value of
  options granted during the year                         $    6,000                        $        -
                                                          ===========                       ==========


The weighted average remaining contractual life of options as of June 30, 2003 was as follows:
                                                 Weighted
                                                  average
                           Number of            remaining
     Exercise               options             contractual            Options
      price               outstanding          life (years)          exercisable
     --------             -----------          ------------          -----------
      $ 0.08               8,444,000               5.27               5,824,469


     Stock Warrants
     --------------
     During the year ended June 30, 2003, Roaming Messenger, Inc. issued warrants to purchase 1,609,638 shares of common stock for services. These warrants were valued at $20,000. The following warrants which are exercisable, were outstanding at June 30, 2003:

Number of shares             Exercise Price             Expiration date
----------------           -----------------     -------------------------------
     314,900               $ 0.08 per share             December 31, 2005
   1,609,638               $ 0.08 per share      June 30, 2007-December 31, 2007


     These warrants became exercisable on their grant date.

9.   COMMITMENTS AND CONTINGENCIES

     Operating Leases
     ----------------
     The following is a schedule, by years, of future minimum rental payments required under operating leases for the facilities and equipment. The lease for the facilities expires in 2007, and has 3 options to renew for each an additional period of one year. The following is a schedule of minimum lease payments for the next five years.

                       See independent auditors' report.

                    ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

9.   COMMITMENTS AND CONTINGENCIES (Continued)

            Year Ending
              June 30,
            -----------
               2004                             $ 111,700
               2005                             $  95,600
               2006                             $  94,700
               2007                             $  73,100
               2008                             $       -

     Total lease expense for the years ended June 30, 2003 and 2002 was $120,832 and $117,075, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance.

     Loan Default
     ------------
     The note payable of $50,000 has a default clause that allows the lender to assess late payment charges in the amount of 10% of the delinquency. At the date of issuance of these financial statements, it was unknown whether the creditor would assess such delinquency charges, and if so, what the delinquency amount it would be based on.


10.  CONCENTRATIONS

     For the year ended June 30, 2003, the Company had two customers who represented approximately 28% of total revenue. For the year ended June 30, 2002, the Company had one customer who accounted for approximately 23% of the total revenue.

     Accounts receivable from three customers represented approximately 51% of total accounts receivable at June 30, 2003. At June 30, 2002, one customer accounted for approximately 54% of total accounts receivable.


11.  RELATED PARTY TRANSACTIONS

     In May 2002, the Company entered into a four-month agreement with one of the Company's directors. According to the agreement the director raised funds for the Company and expanded the Company's business opportunities. In return, as compensation for the service rendered under the agreement, the Company paid the director $10,000 per month.

     During the year ended June 30, 2003, the Company issued 302,500 shares of common stock to Mr. Tom Djokorvich for a twelve-month contract to serve on the Company's Board of Directors. $10,939 was recognized as expense for the year ended June 30, 2003.


12.  SUBSEQUENT EVENTS

     The Company is currently selling securities through a Private Placement Memorandum.

                       See independent auditors' report.
                                      -26-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         In February 2002, the Company engaged Oppenheim & Ostrick to prepare the Company's financial statements for transition of the Company's fiscal year end to December 31 and for the fiscal year ending December 31, 2001. At that time the Company terminated its engagement with Michael B. Johnson & Company. The Company had no disagreements with Michael B. Johnson & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

         In April 2003, the Company engaged Rose Snyder & Jacobs, CPAs of Encino, California to prepare the Company's financial statements for the fiscal year ending June 30, 2003. The Company terminated its engagement with Armando C. Ibarra, CPAs, in April 2003. The Company had no disagreements with Armando C. Ibarra, CPAs on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure. Rose Snyder & Jacobs has been the auditor of the Company's subsidiary, Warp 9 Inc., since January 2002.


ITEM 8A. CONTROLS AND PROCEDURES

         The Company's Chairman, Chief Executive Officer, and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report and, based on this evaluation, have concluded that the disclosure controls and procedures are effective.

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         The following table lists the executive officers and directors of the Company as of September 30, 2003:

Name                                   Age      Position With the Company
--------------------------------------------------------------------------------
Jonathan Lei....................       31       President, Chief Financial
                                                Officer, Secretary, and Chairman

Brian Fox.......................       43       Chief Technology Officer

Louie Ucciferri.................       43       Director

Tom Djokovich(1)................       46       Director

------------------

(1)      Member of Audit Committee.

         JONATHAN LEI has been the President, Chief Executive Officer, Chief Financial Officer, and Secretary of the Company since April 2003. Mr. Lei received a Bachelor Degree in Electrical and Computer Engineering from the University of California, Santa Barbara ("UCSB") in 1995 and a Master of Science Degree in Electrical and Computer Engineering from UCSB in 1996. While at UCSB, he studied and worked in the field of computer aided design and development of VLSI and ASIC silicon chips. Mr. Lei was employed by Lockheed Martin in 1993 where he built data acquisition systems for spacecraft testing. In 1995, he worked for Intel Corporation where he developed the Triton II Pentium PCI chipset. From 1995 to 1996, Mr. Lei worked for RC Electronics where he designed PCI based data acquisition systems. Mr. Lei founded Warp 9, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("Warp"), in 1996 and in 1998, he negotiated a transaction to sell Warp's consumer ISP division, Sbnet, to MindSpring Enterprises. During that same period, Mr. Lei co-developed Warp's e-commerce products. He is the visionary behind the patent pending eCapsule technology and Warp's mobile data direction. Mr. Lei was an officer and is a lifetime member of Tau Beta Pi, a national engineering honor society.

         BRIAN FOX has been the Chief Technology Officer of the Company since April 2003. From 1985 to 1988, Mr. Fox worked for the Massachusetts Institute of Technology as a research software engineer. From 1988 to 1990, he worked at the University of California at Santa Barbara as a research software engineer. From 1998 to 2000, Mr. Fox served as the co-founder and Chief Technology Officer of Supply Solution, Inc., a venture capital backed privately held company engaged in the business of automotive supply chain management. At Supply Solution, Inc., Mr. Fox developed the company's flagship product, iSupply, a web based software for vendor managed inventory tracking. In 1995, prior to co-founding Supply Solution, Inc. he founded Universal Access, Inc., where he developed the programming language Meta-HTML. Mr. Fox was the second employee at the Free Software Foundation (Project GNU). Mr. Fox is the author of BASH, the UNIX shell, which is widely utilized in modern versions of UNIX.

         LOUIE UCCIFERRI is the founder and President of Westlake Financial Architects, an investment-banking firm formed in 1995 to provide financial and investment advisory services to early stage companies. He has raised investment capital for both private and public companies and has created liquidity for investors in the form of public offerings. Since November 1998, he has also served as President of Camden Financial Services, a NASD registered broker dealer that serves as the dealer manager for a real estate company that has raised in excess of $150 million in equity capital for the acquisition of commercial office properties in southern California and Arizona.

         TOM DJOKOVICH was the founder and served from 1995 to 2002 as the Chief Executive Officer of Accesspoint Corporation, a vertically integrated provider of electronic transaction processing and e-business solutions for merchants. Under Mr. Djokovich's guidance, Accesspoint became a member of the Visa/MasterCard association, the national check processing association NACHA, and developed one of the payment industry's most diverse set of network based transaction processing, business management and CRM systems for both Internet and conventional points of sale. During his tenure, Accesspoint became an early adopter of WAP based e-commerce capabilities and the industry's first certified Level 1 Internet payment processing engine. In his last year as executive manager, Accesspoint grew its processing revenues by over 800% and overall revenues by nearly 300%. Prior to Accesspoint, Mr. Djokovich founded TMD Construction and Development where he developed an early business-to-business ordering system for the construction industry.

BOARD COMMITTEES

         The Board of Directors has appointed an Audit Committee. As of September 30, 2003, the sole member of the Audit Committee is Tom Djokovich. Mr. Djokovich is considered independent as defined in Rule 4200 of the National Association of Securities Dealers' listing standards because he is not employed by the Company, does not participate in the day-to-day management of the Company, and does not receive a salary or other employment benefits from the Company. The Board of Directors has adopted a written charter of the audit committee. The Audit Committee is authorized by the Board of Directors to review, with the Company's independent accountants, the annual financial statements of the Company prior to publication, and to review the work of, and approve non-audit services preformed by, such independent accountants. The Audit Committee will make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year. The Audit Committee will also review the effectiveness of the financial and accounting functions and the organization, operations and management of the Company. The Audit Committee was formed on April 19, 2003. The Audit Committee held four meetings during fiscal year ended June 30, 2003. As of September 30, 2003, the Company has not yet appointed a Compensation Committee.

AUDITOR INDEPENDENCE

         General. Rose Snyder & Jacobs, CPAs ("RSJ") is the Company's principal auditing accountant firm. RSJ has also provided other non-audit services to the Company. The Audit Committee of the Company's Board of Directors has considered whether the provisions of non-audit services is compatible with maintaining RSJ's independence.

         Audit Fees. RSJ billed the Company $25,700 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2003, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended September 30, 2002, December 31, 2002, and March 31, 2003.

         All Other Fees. RSJ billed the Company $5,150 for other services for the fiscal year ended June 30, 2003.

REPORT OF THE AUDIT COMMITTEE

         The Company's Audit Committee has reviewed and discussed the Company's audited financial statements for the fiscal year ended June 30, 2003 with senior management. The Audit Committee has reviewed and discussed with management the Company's audited financial statements. The Audit Committee has also discussed with RSJ, the Company's independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from RSJ required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees) and the Audit Committee has discussed with RSJ the independence of RSJ as auditors of the Company. Finally, the Audit Committee has considered whether the independent auditors provision of non-audit services to the Company is compatible with the auditors' independence. Based on the foregoing, the Company's Audit Committee has recommended to the Board of Directors that the audited financial statements of the Company be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003 for filing with the United States Securities and Exchange Commission The Audit Committee also approved RSJ's engagement to prepare the Company's consolidated tax returns for its fiscal year ending June 30, 2003. The Company's Audit Committee did not submit a formal report regarding its findings.

                                 AUDIT COMMITTEE

                                  Tom Djokovich

         Notwithstanding anything to the contrary set forth in any of the Company's previous or future filings under the United States Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this report in future filings with the Securities and Exchange Commission, in whole or in part, the foregoing report shall not be deemed to be incorporated by reference into any such filing.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and certain persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC"). Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended June 30, 2003 have been complied with on a timely basis.


ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

EXECUTIVE OFFICER COMPENSATION

         The annual compensation for the executive officers of the Company has not yet been determined, but is expected to be established by a resolution of the Company's Board of Directors in the near future. The following table and notes set forth the annual cash compensation paid to Jonathan Lei, Chairman of the Board and President of the Company during the fiscal years ended June 30, 2003, 2002, 2001, and 2000, respectively. No other executive officer received compensation in excess of $100,000 in any such year.

                                            Annual Compensation                      Long-Term
                                                                                    Compensation
                                                                                       Awards
                                                                                       ------
                             Fiscal                              Other Annual        Securities
Name and Principal Position   Year       Salary       Bonus      Compensation        Underlying         All Other
---------------------------   ----       ------       -----      ------------          Options          Compensation
                                                                                       -------          ------------

Jonathan Lei...............   2003      $138,000       - 0 -       - 0 -                 -0-               - 0 -
President, Chief Financial
 Officer, and Secretary
                              2002      $138,000       - 0 -       - 0 -                                   - 0 -
                              2001      $138,000       - 0 -       - 0 -                                   - 0 -
                              2000      $138,000       - 0 -       - 0 -                                   - 0 -

Brian Fox..................   2003   $145,000(1)       - 0 -       - 0 -           5,987,500(2)            - 0 -
Chief Technology Officer
                              2002      $145,000       - 0 -       - 0 -                                   - 0 -
                              2001      $145,000       - 0 -       - 0 -                                   - 0 -
----------------

(1) The Company has an at-will employment agreement with Mr. Fox providing that upon a termination of his employment by the Company without cause and only after $5,000,000 of venture or institutional capital has been raised, Mr. Fox would be entitled to severance pay and continuing health insurance for six months after termination, and vesting of those of his unvested stock options that would vest during that six month period.

(2) Consists of options granted under the Company's 2003 Stock Option Plan on July 15, 2003. These stock options vest pursuant to the following vesting schedule: 3,367,969 on July 15, 2003, then 1/21 per month until all stock options have vested. Does not include 5,987,500 options to purchase 5,987,500 shares of the Company's common stock from Jonathan Lei, the President, Chief Financial Officer, Secretary, and Chairman of the Company, for a purchase price of $0.08 per share (the "Lei Options"), of which 4,823,263 are vested as of September 30, 2003. The remaining Lei Options vest monthly in equal increments over the next nine months. These options are in fact options to purchase shares of Warp 9 Inc., converted into options to purchase shares of Roaming Messenger Inc. as part of the recapitalization.

OPTIONS GRANTED IN LAST FISCAL YEAR

         The following table sets forth information with respect to options to purchase common stock of the Company granted to the Company's executive officers during fiscal year 2003 and through July 15, 2003.

                                                                                                 Potential Realizable
                                                                                                   Value at Assumed
                                                                                                Annual Rates of Stock
                                                                                                Price Appreciation for
                                                                                                     Option Term
                                                                                                ----------------------

                                        Percent of Total
                                       Options Granted to     Exercise
                         Options          Employees in          Price         Expiration
Name                     Granted          Fiscal Year         per Share          Date              5%           10%
----                     -------          -----------         ---------          ----              --           ---

Brian Fox............. 5,987,000(1)          71.3%              $0.08    Four  years from the     $103,219      $222,285
 Chief Technology                                                        date of vesting
 Officer
---------------------

(1)       These stock options vest pursuant to the following  vesting  schedule:
          3,367,969 on July 15, 2003, then 1/21 per month until all stock options have vested. Does not include 5,987,500 options to purchase 5,987,500 shares of the Company's common stock owned by Jonathan Lei, the President, Chief Financial Officer, Secretary, and Chairman of the Company, for a purchase price of $0.08 per share (the "Lei Options"), of which 4,490,625 are vested as of July 15, 2003. The remaining Lei Options vest monthly in equal increments over the next nine months. These options are in fact options to purchase shares of Warp 9 Inc., converted into options to purchase shares of Roaming Messenger Inc. as part of the recapitalization.

FISCAL YEAR-END OPTION EXERCISES AND OPTION VALUES

         The following table sets forth information with respect to options to purchase common stock of the Company held by the Company's executive officers at July 15, 2003.


                                                                Number of Unexercised               Value of Unexercised
                                                                   Options Held at                  In-the-Money Options
                                                                    July 15, 2003                    at July 15, 2003(2)
                                                                    -------------                    -------------------

                            Shares
                           Acquired
                             Upon
  Name                     Exercise   Value Realized(1)    Exercisable       Unexercisable       Exercisable     Unexercisable
  ----                     --------   -----------------    -----------       -------------       -----------     -------------
  Brian Fox.............      -0-            -0-            3,367,969          2,619,531          $740,953         $576,297
  Chief Technology
     Officer

--------------------

(1) The value realized is the difference between the market price of the common stock on the date of exercise and the exercise price of the stock option.

(2) The value of unexercised "in-the-money" options is the difference between the market price of the common stock on July 15, 2003 ($0.30 per share) and the exercise price of the option, multiplied by the number of shares subject to the option.

EMPLOYMENT AGREEMENTS

         The Company has not entered into any employment agreements with its executive officers to date, other than the at-will employment agreement with Brian Fox as described in footnote one under "EXECUTIVE COMPENSATION-Executive Officer Compensation." The Company may enter into employment agreements with them in the future.

STOCK OPTION PLAN

         On July 10, 2003, the Board of Directors of the Company adopted the 2003 Stock Option Plan for Directors, Executive Officers, Employees and Key Consultants of the Company (the "2003 Plan"). The 2003 Plan was ratified by the shareholders of the Company by written consent effective August 25, 2003. The 2003 Plan authorizes the issuance of up to 25,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 25,000,000 stock options. To date, 8,444,000 options to purchase 8,444,000 shares of common stock at an exercise price of $0.08 per share have been granted under the 2003 Plan.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the names and addresses of the executive officers and directors of the Company and all persons known by the Company to beneficially own 5% of more of the issued and outstanding common stock of the Company.

                                                     Number of Shares Beneficially            Percentage
Name, Title, and Address                                       Owned(1)                      Ownership(2)
------------------------                                       --------                      ------------

Jonathan Lei                                                  96,087,525 (2)                   65.98%
President, Chief Financial Officer,
Secretary, and Chairman.....................

Louie Ucciferri
Director....................................                   3,750,000                        2.57%

Tom Djokovich
Director....................................                     302,500                         .21%

All current Executive Officers as a Group...                  96,087,525                       65.98%

All current Directors who are not Executive                    4,052,500                        2.78%
   Officers as a Group......................
-----------

(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of September 30, 2003.

(2) Includes 5,987,500 shares of common stock which Mr. Lei has set aside in the event Brian Fox, the Chief Technology Officer of the Company, exercises his option to purchase such shares for a purchase price of $0.08 per share (the "Lei Options"). As of September 30, 2003, 4,823,263 Lei Options are vested. The remaining Lei Options vest monthly in equal increments over the next nine months.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to a share purchase  agreement  dated March 17, 2003, Mr. Jose
J. Gonzales purchased all of the shares of Latinocare Management Corporation, a California corporation ("LMC"), which was a wholly-owned subsidiary of the Company at that time. The purchase of LMC by Mr. Gonzalez from the Company closed on March 31, 2003. Mr. Gonzalez was the Chairman, Chief Executive Officer, President, Chief Financial Officer, and Secretary of the Company until April 1, 2003, when he resigned from those positions (he remained a director until April 19, 2003) and is currently the sole owner, officer and director of LMC.

         Effective March 27, 2003, the Company's controlling shareholders at the time sold a total of 13,401,645 shares of the Company's common stock (approximately 92% of the then outstanding shares of the Company) for a total purchase price of $190,000 to one person in contemplation of a business combination with an operating company. Pursuant to the share purchase agreement, Mr. Jose J. Gonzalez agreed to be responsible for paying all accounts payable owed by the Company as of the date of the sale. On April 1, 2003, the business combination in the form of the first Agreement and Plan of Reorganization between the Company and Warp 9, Inc. closed pursuant to which Warp 9, Inc. became a subsidiary of the Company, and the Company eventually changed its name to Roaming Messenger, Inc. See "Item 4. Submission Of Matters To A Vote Of The Security Holders."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               EXHIBIT NO.          DESCRIPTION
               -----------          -----------

                  3.1      Articles of Incorporation (1)
                  3.2      Bylaws (1)
                  4.1      Specimen Certificate for Common Stock (1)
                  4.2      Non-Qualified Employee Stock Option Plan (2)
                  10.1 First Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation
                           (3)
                  10.2 Second Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation
                           (4)
                  10.3 Exchange Agreement and Representations for shareholders of Warp 9, Inc.(3)
                  31.1     Section 302 Certification
                  32.1     Section 906 Certification

------------
(1) Incorporated by reference from the exhibits included with the Company's prior Report on Form 10-KSB filed with the Securities and Exchange Commission, dated March 31, 2003.

(2)      Incorporated  by reference from the exhibits  included in the Company's
         Information   Statement   filed  with  the   Securities   and  Exchange
         Commission, dated August 1, 2003.

(3) Incorporated by reference from the exhibits included with the Company's prior Report on Form SC 14F1 filed with the Securities and Exchange Commission, dated April 8, 2003.

(4) Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated May 30, 2003.

         (b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the last quarter of the fiscal year ended June 30, 2003.

Report on Form 8-K/A dated April 9, 2003, relating to the Plan and Agreement of Reorganization with Warp 9, Inc.

Report on Form 8-K dated April 21, 2003, relating to the appointment of new directors of the Company.

Report on Form 8-K dated April 30, 2003, relating to changes in the Company's certifying accountant.

Report on Form 8-K dated May 5, 2003, relating to the change of the Company's name to Roaming Messenger, Inc.

Report on Form 8-K dated May 15, 2003, relating to the Plan and Agreement of Reorganization with Warp 9, Inc. changes in the Company's certifying accountant, the change of the Company's name to Roaming Messenger, Inc., and the change of the Company's fiscal year end to June 30.

Report on Form 8-K dated May 30, 2003, relating to the second Plan and Agreement of Reorganization with Warp 9, Inc.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Rose Snyder & Jacobs, CPAs ("RSJ") is the Company's principal auditing accountant firm. RSJ has also provided other non-audit services to the Company. The Audit Committee approved the engagement of RSJ before RSJ rendered audit and non-audit services to the Company.

AUDIT FEES

         RSJ billed the Company $24,750 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2003, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended September 30, 2002, December 31, 2002, and March 31, 2003.

AUDIT RELATED FEES

         RSJ billed the Company $3,650 for the certain accounting and reporting assistance and audit related work in connection with the reorganization of Warp 9, Inc. and Roaming Messenger, Inc. for the fiscal year ended June 30, 2003.

TAX FEES

         RSJ has not yet provided tax planning advice and tax return preparation services for the Company for the fiscal year ended June 30, 2003, and therefore has not billed the Company for those services.

ALL OTHER FEES

         RSJ billed the Company $1,500 for other services, including preparation of the tax returns for Warp 9, Inc. for 2002, during the fiscal year ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 30, 2003                 ROAMING MESSENGER, INC.

                                          By:  \s\ Jonathan Lei
                                          --------------------------------------
                                          Jonathan Lei, Chairman of the Board,
                                          Chief Executive Officer, President
                                          Chief Financial Officer, and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ Jonathan Lei                                 Dated: September 30, 2003
    --------------------------------------
    Jonathan Lei, Chairman of the Board,
    Chief Executive Officer, President
    Chief Financial Officer, and Secretary