Form 10QSB
period 2003-09-30
ROAMING MESSENGER INC
filed 2003-11-18
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2003

                         Commission file number 0-13215
                                   -----------

                             ROAMING MESSENGER, INC.
                          ---------------------------
             (Exact name of Registrant as Specified in its Charter)


        Nevada                                         30-0050402
 ------------------------                   ------------------------------------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)


           6144 Calle Real Suite, 200, Santa Barbara, California 93117
               (Address of principal executive offices) (Zip Code)

                                 (805) 683-7626
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(B) of the Act:


                                                      Name of Each Exchange On
 Title of Each Class                                     Which Registered
---------------------                                --------------------------
   COMMON STOCK                                                OTC

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                              Yes      X                No
                                    -------               -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As of November 10, 2003 the number of shares outstanding of the registrant's only class of common stock was 158,992,038.

         Transitional Small Business Disclosure Format (check one):

                              Yes                       No    X
                                    -------               -------

                                Table of Contents

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements......................    3

         Balance Sheets as of September 30, 2003 (unaudited)
         and June 30, 2003................................................    4

         Statements of Operations for the Three Months ended
         September 30, 2003 and 2002 (unaudited)...........................   5

         Statements of Cash Flows for the Three Months ended
         September 30, 2003 and 2002 (unaudited)...........................   6

         Notes to Condensed Consolidated Financial Statements
         (unaudited).......................................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  10

Item 3   Controls and Procedures...........................................  13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................  13

Item 2.  Changes in Securities.............................................  13

Item 3.  Defaults upon Senior Securities...................................  13

Item 4.  Submission of Matters to a Vote of Security Holders...............  13

Item 5.  Other Information.................................................  14

Item 6.  Exhibits and Reports on Form 8-K..................................  14

Signatures.................................................................  15

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                           ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Roaming Messenger, Inc.


       We have reviewed the accompanying consolidated balance sheets of Roaming Messenger, Inc. and Subsidiary as of September 30, 2003 and June 30, 2003 and the consolidated statements of operations, shareholders' equity (deficit), and cash flows for the three months ended September 30, 2003 and 2002. All information included in these financial statements is the representation of the management of Roaming Messenger, Inc.

       We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.


/s/Rose, Snyder & Jacobs
------------------------
Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California
November 11, 2003


                                       ROAMING MESSENGER, INC. AND SUBSIDIARY
                                             CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                                                     (Unaudited)
                                                                                     September 30,        June 30,
                                                                                        2003                2003
                                                                                   --------------       ------------
CURRENT ASSETS
Cash                                                                               $     381,378        $     57,408
Accounts receivable, net of allowance for doubtful account of $0                          90,562              76,898
Employee Advance                                                                           7,000                   -
Prepaid expenses                                                                          32,853              32,860
                                                                                   --------------       ------------
        TOTAL CURRENT ASSETS                                                             511,793             167,166
                                                                                   --------------       ------------

PROPERTY & EQUIPMENT
Furniture, Fixtures & Equipment                                                           77,123              75,658
Computer Equipment                                                                       154,376             152,023
Commerce Server                                                                           50,000              50,000
Computer Software                                                                          3,535               3,535
Tenant Improvements                                                                       42,194              42,194
                                                                                   --------------       ------------
                                                                                         327,228             323,410
 Less: Accumulated depreciation & amortization                                          (213,631)           (200,770)
                                                                                   --------------       ------------
        NET PROPERTY & EQUIPMENT                                                         113,597             122,640
                                                                                   --------------       ------------

OTHER ASSETS
Lease deposit                                                                              7,029               7,029
Other assets                                                                               2,261               2,261
                                                                                   --------------       ------------
        TOTAL OTHER ASSETS                                                                 9,290               9,290
                                                                                   --------------       ------------

        TOTAL ASSETS                                                               $     634,680        $    299,096
                                                                                   ==============       ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                                   $      39,397        $     45,399
Accrued liabilities                                                                       20,878              42,042
Accrued officer salary                                                                   320,693             307,366
Accrued staff salary and related                                                          27,742              23,447
Note payable                                                                              50,000              50,000
Current portion - obligations under capitalized leases                                    15,348              15,348
                                                                                   --------------       ------------
        TOTAL CURRENT LIABILITIES                                                        474,058             483,602
                                                                                   --------------       ------------
LONG TERM LIABILITIES
Obligations under capitalized leases                                                      11,280              17,345
                                                                                   --------------       ------------
        TOTAL LONG TERM LIABILITIES                                                       11,280              17,345
                                                                                   --------------       ------------
        TOTAL LIABILITIES                                                                485,338             500,947
                                                                                   --------------       ------------

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' DEFICIT
Capital Stock                                                                            152,918             147,912
Additional Paid-in Capital                                                             1,694,528           1,306,502
Accumulated deficit                                                                   (1,698,104)         (1,656,265)
                                                                                   --------------       ------------
        TOTAL SHAREHOLDERS' DEFICIT                                                      149,342            (201,851)
                                                                                   --------------       ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                $     634,680        $    299,096
                                                                                   ==============       ============

                             Prepared without audit.
                       See accountants' review report and
                         notes to financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three                Three
                                            months ended        months ended
                                         September 30, 2003   September 30, 2002
                                         -----------------    -----------------

REVENUE                                       $   260,950          $   207,121

COST OF REVENUE                                   (33,198)             (28,109)
                                              ------------         ------------
        GROSS PROFIT                              227,752              179,012

OPERATING EXPENSES
Selling, general and administrative expenses      215,801              237,232
Depreciation and amortization                      12,860               11,740
Research and development                           36,457               36,254
                                              ------------         ------------

        TOTAL OPERATING EXPENSES                  265,118              285,226
                                              ------------         ------------

OPERATING LOSS                                    (37,366)            (106,214)
                                              ------------         ------------

OTHER INCOME (EXPENSES)
Interest income                                       226                1,569
Interest expense                                   (4,699)              (5,569)
                                              ------------         ------------

        TOTAL OTHER INCOME (EXPENSES)              (4,473)              (4,000)
                                              ------------         ------------

                NET LOSS                      $   (41,839)         $  (110,214)
                                              ============         ============


BASIC AND DILUTED LOSS PER SHARE              $     (0.00)         $     (0.00)
                                              ============         ============

WEIGHTED AVERAGE NUMBER OF SHARES             149,127,823          129,205,113
                                              ============         ============


                             Prepared without audit.
                       See accountants' review report and
                         notes to financial statements.

                                        ROAMING MESSENGER, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three                     Three
                                                                            months ended              months ended
                                                                         September 30, 2003        September 30, 2002
                                                                         -------------------       ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $          (41,839)       $         (110,214)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                                        12,860                    11,739
Decrease (increase) in account receivable                                           (13,664)                    1,989
Decrease (increase) in prepaid expenses                                                   7                    12,814
Decrease (increase) in accounts payable                                              (6,002)                  (19,992)
Decrease (increase) in officer salaries payable                                      13,327                    12,500
Decrease (increase) in other liabilities                                            (16,869)                    5,014
                                                                         -------------------       ------------------

        NET CASH USED IN OPERATING ACTIVITIES                                       (52,180)                  (86,150)
                                                                         -------------------       ------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Employee advances                                                                    (7,000)                        -
Purchase of property & equipment                                                     (3,817)                   (1,081)
                                                                         -------------------       ------------------

        NET CASH USED IN INVESTING ACTIVITIES                                       (10,817)                   (1,081)
                                                                         -------------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                                            393,032                    19,344
Deposit for shares of common stock                                                        -                    17,650
Payments on capitalized lease obligations                                            (6,065)                   (5,309)
                                                                         -------------------       ------------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                   386,967                    31,685
                                                                         -------------------       ------------------

        NET INCREASE (DECREASE) IN CASH                                             323,970                   (55,546)
                                                                         -------------------       ------------------


CASH AT BEGINNING OF PERIOD                                                          57,408                    87,094
                                                                         -------------------       ------------------

CASH AT END OF PERIOD                                                    $          381,378        $           31,548
                                                                         ===================       ==================

Supplementary disclosures:
 Interest paid                                                           $            4,699        $            5,569
                                                                         ===================       ==================

Capitalized lease contracted                                             $                -        $           10,345
                                                                         ===================       ==================


                             Prepared without audit.
                       See accountants' review report and
                         notes to financial statements.

                            ROAMING MESSENGER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003


1.       BASIS OF PRESENTATION AND GOING CONCERN

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K-SB for the year ended June 30, 2003.

     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.


2.   CAPTIAL STOCK

     The weighted average number of shares used for the basic and diluted loss per share for 2002 has been restated to reflect the recapitalization transaction that occurred in April 2003. The weighted average number of shares used for the calculation of diluted loss per share is the same as the one used for the basic loss per share. The inclusion of any potential shares to be issued would have had an anti-dilutive effect due to the Company generating a loss.


3.   STOCK OPTIONS AND WARRANTS

     Stock-Based Compensation
     ------------------------

     The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (APB 25), and has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based
     Compensation, amended by SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure.

                             Prepared without audit.
                         See accountants' review report.

                            ROAMING MESSENGER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003

3.   STOCK OPTIONS AND WARRANTS (Continued)

     SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that statement. Options to purchase 865,994 and 0 shares of Roaming Messenger, Inc. were granted during the three months ended September 30, 2003 and 2002, respectively. The fair value of options granted, which have been estimated at $8,275 and $0, respectively, at the date of grant were determined using the Black-Scholes Option pricing model with the following assumptions:

                                                2003            2002
                                                ----            ----
        Risk free interest rate                 3.18%           N/A
        Stock volatility factor                 0.01            N/A
        Weighted average expected option life   1.45 years      N/A
        Expected dividend yield                 None            N/A


     The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows:

                                                   2003               2002
                                                   -----              ----
Net loss as reported                            $ (41,839)        $ (110,214)
Deduct:  Total stock based employee
compensation expense determined under fair
value based method for all awards                  (8,275)                 -
                                                ----------        -----------
Pro forma net loss                              $ (50,114)        $ (110,214)
                                                ==========        ===========
Basic and diluted pro forma loss per share      $   (0.00)        $    (0.00)
                                                ==========        ===========

     A summary of the Company's stock option activity and related information follows:

                                                       Quarter ended                   Quarter ended
                                                    September 30, 2003              September 30, 2002
                                                -----------------------           -----------------------
                                                               Weighted                          Weighted
                                                               average                           average
                                                               exercise                          exercise
                                                Options         price             Options         price
                                                 ----------    -----------         ----------     ----------
Outstanding - beginning of quarter                8,444,000    $      0.08          7,932,812    $      0.08
Granted                                             865,994           0.08                  -           0.08
Exercised                                                 -              -                  -              -
Forfeited                                                 -           0.08                  -           0.08
                                                 ----------    -----------         ----------     ----------
Outstanding - end of quarter                      9,309,994    $      0.08          7,932,812    $      0.08
                                                 ==========    ===========         ==========     ==========
Exercisable at the end of quarter                 6,690,463    $      0.08          2,455,988    $      0.08
                                                 ==========    ===========         ==========     ==========
Weighted average fair value of
  options granted during the quarter                           $    8,275                        $         -
                                                               ===========                        ==========

                             Prepared without audit.
                         See accountants' review report.

                            ROAMING MESSENGER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003


3.   STOCK OPTIONS AND WARRANTS (Continued)

     The weighted average remaining contractual life of options as of September 30, 2003 was as follows:
                                                 Weighted
                                                  average
                               Number of         remaining
        Exercise                options         contractual             Options
        Price                 outstanding       life (years)         exercisable
        -----------           -----------       ------------         -----------
        $      0.08             9,309,994               4.93           6,690,463


     Stock Warrants
     --------------

     During the quarter ended September 30, 2003, Roaming Messenger, Inc. issued warrants to purchase 300,000 shares of common stock as follows:

Number of shares       Exercise Price          Expiration date           Value
----------------       --------------          ---------------           -----
     100,000          $ 1.00 per share         December 31, 2004          $ -
     100,000          $ 1.75 per share         December 31, 2004          $ -
     100,000          $ 3.00 per share         December 31, 2004          $ -

















                             Prepared without audit.
                         See accountants' review report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

         This Form 10-QSB contains financial projections, synergy estimates, and other "forward-looking statements," as that term is used in federal securities laws, about Roaming Messenger, Inc.'s financial condition, results of operations and business. These statements include, among others:

o statements concerning the potential benefits that Roaming Messenger, Inc. ("RMI" or the "Company") may experience from its business activities and certain transactions it has completed; and

o statements of RMI's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause RMI's actual results to be materially different from any future results expressed or implied by RMI in those statements. The most important facts that could prevent RMI from achieving its stated goals include, but are not limited to, the following:

                  (a)      volatility or decline of the Company's stock price;

                  (b)      potential fluctuation in quarterly results;

                  (c)      failure of the Company to earn revenues or profits;

                  (d)      inadequate   capital  to   continue   or  expand  its
                           business, inability to raise additional capital or financing to implement its business plans;

                  (e) failure to commercialize its technology or to make sales;

                  (f) changes in demand for the Company's products and services;

                  (g)      rapid and significant changes in markets;

                  (h) litigation with or legal claims and allegations by outside parties;

                  (i)      insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in the Company's businesses.

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. RMI cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-QSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that RMI or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

CURRENT OVERVIEW

         Roaming Messenger, Inc. (the "Company") is a Nevada corporation formerly known as Latinocare Management Corporation ("LMC"). The Company originally incorporated in Colorado in July 1983. Effective April 1, 2003, the Company completed a Plan and Agreement of Reorganization with Warp 9, Inc., a Delaware corporation ("W9") and effective June 30, 2003, the Company completed a second Plan and Agreement of Reorganization with W9 (collectively the
"Reorganization") result in W9 becoming a wholly owned subsidiary of the Company. Subsequent to the Reorganization the Company changed its name to Roaming Messenger, Inc to reflect a new product developed by W9 prior to the Reorganization. Prior to its business combination with W9, the Company had no tangible assets and insignificant liabilities. The operations of Warp 9 Inc. became the business of the Company after the Reorganization.

         The Company has developed a proprietary wireless messaging solution called "Roaming Messenger" for delivering real-time information for homeland security, emergency response, military and enterprise applications. Unlike solutions based on existing messaging technology such as e-mail, text messaging, and voicemail, Roaming Messenger packages time-critical information into "smart courier" messages. These messages automatically roam throughout the wired and wireless worlds - from mobile devices to desktop PCs to central servers - tracking down people and obtaining responses in real-time.

         The Roaming Messenger product line is a brand new line and the Company has already established a number of strategic partners and resellers in several vertical markets. Roaming Messenger is gaining the most traction in the Public Safety and Emergency Response industry where advanced real-time wireless messaging is a valuable addition to existing solutions. Roaming Messenger is primarily distributed via a Value-Added-Reseller ("VAR") model where it is an add-on to existing solutions such as personnel scheduling, threat detection and response, and computer aided dispatch. The Company intends to focus on the Public Safety vertical market over the next few quarters by establishing more channel partners and VARs.

         In facilitating longer term strategic plans, the Company is engaged in early developments in the Enterprise application sector as well. Current opportunities include Automated Process Control, Mobile Field Service, Mobile Commerce and Mobile Entertainment applications. All of these are very large market opportunities for the Roaming Messenger technology within the next 2 to 5 years.

         The Company conducts most of its business in the wholly owned subsidiary, W9, and financial statements for the Company are consolidated for reporting purposes. W9 currently offers two primary web-based e-commerce software products, Internet Commerce System and Email Marketing System, to the catalog and direct marketing industry. Customers of these e-commerce products pay a recurring monthly fee for their access and use. A majority of the total revenues are recurring monthly revenue from e-commerce products. Every new customer is expected to increase the topline for at least several quarters. The Company has not invested much in sales and marketing for the past few quarters in this product line. However, with the recent infusion of investment capital, the Company intends to increase the sales and marketing budgets gradually over the next several quarters. From an operational perspective the e-commerce products operation is already profitable.

         The Company will continue to fulfill its working capital requirements through the private placement of common stock. A majority of the investment proceeds will be allocated for the sales, marketing and technical development of the Roaming Messenger product line. The Company believes most of its growth revenue will come from Roaming Messenger as the wireless industry continues to grow.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME PERIOD IN 2002

         Total revenue for the three-month period ending September 30, 2003 was $260,950 as compared to $207,121 for the three-month period ending September 30, 2002. Operating expenses decreased from $285,226 for the three months ended September 30, 2002 to $265,118 for the three months ended September 30, 2003. Operating costs are expected to exceed revenue in the foreseeable future as the Company continues to increase sales and marketing efforts as well as increase staffing of sales and technical personnel. For the three months ended September 30, 2003, the Company's consolidated net loss was ($41,839) as compared to a consolidated net loss of ($110,214) for the three months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash at September 30, 2003 of $381,378 as compared to cash of $57,408 as of June 30, 2003. The Company had a net working capital (i.e. the difference between current assets and current liabilities) of $37,735 at September 30, 2003 as compared to a working capital deficit of ($316,436) at June 30, 2003. Cash flow used by operating activities was ($52,180) for the three months ended September 30, 2003 as compared to cash utilized for operating activities of ($86,150) during the three months ended September 30, 2002. Cash flow used in investing activities was ($10,817) for the three months ended September 30, 2003 as compared to cash used in investing activities of ($1,081) during the three months ended September 30, 2002. Cash flow provided by financing activities was $386,967 for the three months ended September 30, 2003 as compared to cash provided by financing activities of $31,685 during the three months ended September 30, 2002. For the three months ended September 30, 2003, the Company's capital needs have primarily been met from issuance of common stock. See "Part II - Item 2. Changes in Securities."

         The Company will need to obtain additional operating capital to permit continuing operations. The Company anticipates that it will obtain the additional working capital it requires through the private placement of common stock via Regulation D offering to domestic accredited investors and Regulation S offering to offshore investors. There is no assurance that the Company will obtain the additional working capital that it needs through private placement of common stock. The Company has incurred operating deficits since inception, which are expected to continue until its business model is fully developed.

ITEM 3.    CONTROLS AND PROCEDURES

         The Company's Chairman, Chief Executive Officer, and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report and, based on this evaluation, has concluded that the disclosure controls and procedures are effective.

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.


ITEM 2. CHANGES IN SECURITIES

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

ITEM 5. OTHER INFORMATION

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT NO.                DESCRIPTION
         ----------                 -----------
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

--------------------
(1) Incorporated by reference from the exhibits included with the Company's prior Report on Form 10-KSB filed with the Securities and Exchange Commission, dated March 31, 2003.

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

(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 18, 2003                  ROAMING MESSENGER, INC.

                                          By:  \s\ Jonathan Lei
                                          -----------------------------------
                                          Jonathan Lei, Chairman of the Board,
                                          Chief Executive Officer, President
                                          Chief Financial Officer, and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ Jonathan Lei                                 Dated: November 18, 2003
      --------------------------------------
    Jonathan Lei, Chairman of the Board,
    Chief Executive Officer, President
    Chief Financial Officer, and Secretary

By:  \s\ Louie Ucciferri                              Dated: November 18, 2003
     ---------------------------------------
     Louie Ucciferri, Director


By:  \s\ Tom Djokovich                                Dated: November 18, 2003
     ---------------------------------------
     Tom Djokovich, Director