Form 10QSB
period 2003-12-31
ROAMING MESSENGER INC
filed 2004-02-13
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED DECEMBER 31, 2003

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

         As of February 10, 2004 the number of shares outstanding of the registrant's only class of common stock was 165,214,696.

         Transitional Small Business Disclosure Format (check one):

                              Yes                       No    X
                                    -------               -------

                                Table of Contents

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements......................    3

         Balance Sheets as of December 31, 2003 (unaudited)
         and June 30, 2003................................................    4

         Statements of Operations for the Three Months ended
         December 31, 2003 and 2002 (unaudited)...........................    5

         Statements of Cash Flows for the Three Months ended
         December 31, 2003 and 2002 (unaudited)...........................    6

         Notes to Condensed Consolidated Financial Statements
         (unaudited).......................................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   9

Item 3   Controls and Procedures...........................................  12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................  13

Item 2.  Changes in Securities.............................................  13

Item 3.  Defaults upon Senior Securities...................................  13

Item 4.  Submission of Matters to a Vote of Security Holders...............  13

Item 5.  Other Information.................................................  13

Item 6.  Exhibits and Reports on Form 8-K..................................  14

Signatures.................................................................  15

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                           ACCOUNTANTS' REVIEW REPORT

Board of Directors
Roaming Messenger, Inc.



       We have reviewed the accompanying consolidated balance sheets of Roaming Messenger, Inc. and Subsidiary as of December 31, 2003 and June 30, 2003 and the consolidated statements of operations for the three months and six months ended December 31, 2003 and 2002, and cash flows for the six months ended December 31, 2003 and 2002. All information included in these financial statements is the representation of the management of Roaming Messenger, Inc.

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

       Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

       As discussed in note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

/s/Rose, Snyder & Jacobs
-------------------------
Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California
February 5, 2004

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                                                    (Unaudited)
                                                                                     December 31,        June 30,
                                                                                        2003                2003
                                                                                  ---------------     --------------
CURRENT ASSETS
Cash                                                                              $    952,404        $     57,408
Accounts receivable, net of allowance for doubtful account of $0                        68,436              76,898
Advance to shareholder                                                                                           -
Prepaids and other current assets                                                       41,410              32,860
                                                                                  ---------------     --------------

TOTAL CURRENT ASSETS                                                                 1,062,250             167,166
                                                                                  ---------------     --------------
PROPERTY & EQUIPMENT
Furniture, Fixtures & Equipment                                                         77,123              75,658
Computer Equipment                                                                     187,879             152,023
Commerce Server                                                                         50,000              50,000
Computer Software                                                                        3,535               3,535
Leasehold Improvements                                                                  42,194              42,194
                                                                                  ---------------     --------------
                                                                                       360,731             323,410
Less: Accumulated depreciation & amortization                                         (227,563)           (200,770)
                                                                                  ---------------     --------------

NET PROPERTY & EQUIPMENT                                                               133,168             122,640
                                                                                  ---------------     --------------
OTHER ASSETS
Lease deposit                                                                            7,029               7,029
Other assets                                                                             2,261               2,261
                                                                                  ---------------     --------------
TOTAL OTHER ASSETS                                                                       9,290               9,290
                                                                                  ---------------     --------------
TOTAL ASSETS                                                                      $  1,204,708        $    299,096
                                                                                  ===============     ==============

                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                                                  $     17,121            $ 45,399
Accrued liabilities                                                                     13,710              42,042
Officer salaries payable                                                               323,109             307,366
Staff salaries payable                                                                  31,096              23,447
Note payable                                                                            50,000              50,000
Current portion - obligations under capitalized leases                                  20,348              15,348
                                                                                  ---------------     --------------

TOTAL CURRENT LIABILITIES                                                              455,384             483,602
                                                                                  ---------------     --------------
LONG TERM LIABILITIES
Obligations under capitalized leases                                                    21,398              17,345
                                                                                  ---------------     --------------

TOTAL LONG TERM LIABILITIES                                                             21,398              17,345
                                                                                  ---------------     --------------

 TOTAL LIABILITIES                                                                     476,782             500,947
                                                                                  ---------------     --------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Capital Stock                                                                          165,018             147,912
Additional Paid-in Capital                                                           2,454,383           1,306,502
Accumulated deficit                                                                 (1,891,475)         (1,656,265)
                                                                                  ---------------     --------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                   727,926            (201,851)
                                                                                  ---------------     --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                              $  1,204,708        $    299,096
                                                                                  ===============     ==============


                            Prepared without audit.
                       See accountants' review report and
                         notes to financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three                  Six                  Three                  Six
                                                  months ended          months ended          months ended          months ended
                                                  December 31,          December 31,          December 31,          December 31,
                                                      2003                  2003                  2002                  2002
                                              --------------------- --------------------- ------------------    ------------------

REVENUE                                       $      193,176        $      454,126        $      225,287        $      432,408

COST OF REVENUE                                      (26,753)              (59,951)              (29,078)              (57,187)
                                              --------------------- --------------------- ------------------    ------------------

  GROSS PROFIT                                       166,423               394,175               196,209               375,221

OPERATING EXPENSES
Selling, general and administrative
  expenses                                           294,069               509,847               186,866               424,098
Depreciation and amortization                         13,931                26,814                12,103                23,843
Research and development                              48,943                85,400                36,250                72,504
                                              --------------------- --------------------- ------------------    ------------------

TOTAL OPERATING EXPENSES                             356,943               622,061               235,219               520,445
                                              --------------------- --------------------- ------------------    ------------------

OPERATING LOSS                                      (190,520)             (227,886)              (39,010)             (145,224)
                                              --------------------- --------------------- ------------------    ------------------

OTHER INCOME (EXPENSES)
Interest income                                        1,606                 1,832                     -                    99
Interest expense                                      (4,457)               (9,156)               (5,471)              (11,040)
Other income (expenses)                                    -                     -                (5,512)               (4,042)
                                              --------------------- --------------------- ------------------    ------------------

TOTAL OTHER INCOME
  (EXPENSES)                                          (2,851)               (7,324)              (10,983)              (14,983)
                                              --------------------- --------------------- ------------------    ------------------

NET LOSS                                      $     (193,371)       $     (235,210)       $      (49,993)       $     (160,207)
                                              ===================== ===================== ==================    ==================

BASIC AND DILUTED LOSS
  PER SHARE                                   $        (0.00)       $        (0.00)       $        (0.00)       $        (0.00)
                                              ===================== ===================== ==================    ==================

WEIGHTED AVERAGE NUMBER
OF SHARES                                        157,267,191           153,164,415           129,565,850           129,184,625
                                              ===================== ===================== ==================    ==================

                           Prepared without audit.
                       See accountants' review report and
                         notes to financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                                                     Six                    Six
                                                                                 months ended           months ended
                                                                                 December 31,           December 31,
                                                                                      2003                  2002
                                                                                --------------          -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $    (235,210)          $   (160,207)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                                          26,814                 23,842
Decrease (increase) in account receivable                                               8,462                 21,955
Decrease (increase) in prepaid and other assets                                        (8,550)                13,835
Decrease (increase) in accounts payable                                               (28,299)               (13,291)
Decrease (increase) in officer salaries payable                                        15,743                 31,767
Decrease (increase) in other liabilities                                              (20,683)                (4,967)
                                                                                --------------          -------------

NET CASH USED IN OPERATING ACTIVITIES                                                (241,723)               (87,066)
                                                                                --------------          -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment                                                      (16,196)                (1,081)
                                                                                --------------          -------------

NET CASH USED IN INVESTING ACTIVITIES                                                 (16,196)                (1,081)
                                                                                --------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                                          1,164,987                 52,549
Deposit for shares of common stock                                                          -                 17,650
Payments on capitalized lease obligations                                             (12,072)               (11,827)
                                                                                --------------          -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           1,152,915                 58,372
                                                                                --------------          -------------

NET INCREASE (DECREASE) IN CASH                                                       894,996                (29,775)
                                                                                --------------          -------------


CASH AT BEGINNING OF PERIOD                                                            57,408                 87,094
                                                                                --------------          -------------

CASH AT END OF PERIOD                                                           $     952,404           $     57,319
                                                                                ==============          =============

Supplementary disclosures:
 Interest paid                                                                  $       9,156           $     11,040
                                                                                ==============          =============

Capitalized lease contracted                                                    $      12,125           $     10,345
                                                                                ==============          =============



                          Prepared without audit.
                       See accountants' review report and
                         notes to financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

1.   BASIS OF PRESENTATION AND GOING CONCERN

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K-SB for the year ended June 30, 2003.

     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's losses, negative cash flows from operations and the working capital deficiency indicate that the Company may be unable to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, improving cash flows from operations, and/or additional cash infusion.

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

     SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that statement. Options to purchase 865,994 and 0 shares of Roaming Messenger, Inc. were granted during the six months ended December 31, 2003 and 2002, respectively. The fair value of options granted, which have been estimated at $8,275 and $0, respectively, at the date of grant were determined using the Black-Scholes Option pricing model with the following assumptions:
                                                2003            2002
                                                ----            ----
        Risk free interest rate               3.18%-3.27%       N/A
        Stock volatility factor                 0.01            N/A
        Weighted average expected option life  4 years          N/A
        Expected dividend yield                 None            N/A

                            Prepared without audit.
                         See accountants' review report.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


3.   STOCK OPTIONS AND WARRANTS (Continued)

     The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows:

                                                       Three Months      Six Months        Three Months      Six Months
                                                          Ended             Ended             Ended             Ended
                                                         December          December          December          December
                                                        31, 2003          31, 2003          31, 2002          31, 2002
                                                       ------------      ------------      ------------      -----------
Net loss as reported                                   $ (193,371)       $ (235,210)        $ (49,993)       $ (160,207)
Add:  Stock-based employee compensation
expense included in reported net loss                           -                 -                 -                 -
Deduct:  Stock-based employee
compensation expense determined under fair
value based method for all awards                             (55)           (8,430)                -                 -
                                                       ------------      ------------      ------------      -----------
Pro forma net loss                                     $ (193,426)       $ (243,640)        $ (49,993)       $ (160,207)
                                                       ============      ============      ============      ===========
Basic and diluted pro forma loss per share             $    (0.00)       $    (0.00)        $   (0.00)       $    (0.00)
                                                       ============      ============      ============      ===========


     A summary of the Company's stock option activity and related information follows:

                                                      Three Months ended              Three Months ended
                                                     December 31, 2003               December 31, 2002
                                                   -------------------------        ---------------------------
                                                                    Weighted                          Weighted
                                                                    average                           average
                                                                    exercise                          exercise
                                                     Options         price             Options         price
                                                   -----------    ----------        -----------      ----------
Outstanding - beginning of quarter                 9,309,994      $    0.08          7,932,812       $   0.08
Granted                                              550,000           0.08                  -              -
Exercised                                                  -              -                  -              -
Forfeited                                           (125,000)          0.08                  -              -
                                                   -----------    ---------         ----------       ----------
Outstanding - end of quarter                       9,734,994      $    0.08          7,932,812       $   0.08
                                                   ===========    =========         ==========       ==========
Weighted average fair value of
   options granted during the three
   months ended December 31                                       $   5,314                          $      -
                                                                  =========                          ==========
Weighted average fair value of
   options granted during the six
   months ended December 31                                       $  13,589                          $      -
                                                                  =========                          =========


     The weighted average remaining contractual life of options as of December 31, 2003 was as follows:
                                                 Weighted
                                                  average
                               Number of         remaining
        Exercise                options         contractual             Options
        Price                 outstanding       life (years)         exercisable
        -----------           -----------       ------------         -----------
        $      0.08             9,734,994               4.65           6,690,463


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

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company may not be able to obtain customers for its products or services, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in the Company's businesses.

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

CURRENT OVERVIEW

         Roaming Messenger, Inc. (the "Company") is a Nevada corporation formerly known as Latinocare Management Corporation ("LMC"). The Company originally incorporated in Colorado in July 1983. Effective April 1, 2003, the Company completed a Plan and Agreement of Reorganization with Warp 9, Inc., a Delaware corporation ("W9") and effective June 30, 2003, the Company completed a second Plan and Agreement of Reorganization with W9 (collectively the
"Reorganization") resulting in W9 becoming a wholly owned subsidiary of the Company. Subsequent to the Reorganization the Company changed its name to Roaming Messenger, Inc to reflect a new product developed by W9 prior to the Reorganization. Prior to the Reorganization with W9, the Company had no tangible assets and insignificant liabilities. The operations of W9 became the business of the Company after the Reorganization.

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

         The Roaming Messenger product line is a new line and the Company has established a number of strategic partners in several vertical markets for beta testing and pilot programs. Roaming Messenger is gaining the most traction in the Public Safety and Emergency Response industry where advanced real-time wireless messaging is a valuable addition to existing solutions. Roaming Messenger is primarily distributed via a Value-Added-Reseller ("VAR") or private labeled model where it is an add-on to existing solutions such as personnel scheduling, threat detection and response, and computer aided dispatch. The Company intends to focus on the Public Safety vertical market over the next few quarters by establishing more channel partners and VARs.

            In facilitating longer term strategic plans, the Company is engaged in early developments in the enterprise application sector as well. Current opportunities include Automated Process Control, Mobile Field Service, Remote Monitoring, Mobile Commerce and Mobile Entertainment applications. All of these are large market opportunities for the Roaming Messenger technology within the next 2 to 5 years.

         The Company conducts most of its operations in the wholly owned subsidiary, W9, and financial statements for the Company are consolidated for reporting purposes. W9 currently offers two primary web-based e-commerce software products, Internet Commerce System and Email Marketing System, to the catalog and retail industry. Customers of these e-commerce products pay a recurring monthly fee for their access and use. A majority of the total revenues are recurring monthly revenue from e-commerce products. Every new customer is expected to increase the topline for at least several quarters. From an operational perspective the e-commerce product line is already profitable. Revenues from the past quarters has been relatively stable, the Company anticipates steady growth from the e-commerce products operation as a profit center.

         The Company will continue to fulfill its working capital requirements through the private placement of common stock. A majority of the investment proceeds will be allocated for the sales, marketing and technical development of the Roaming Messenger product line. The Company believes most of its rapid growth revenue and shareholder value will come from the Roaming Messenger product line as the wireless industry continues to grow.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2003 COMPARED TO THE SAME PERIOD IN 2002

         Total revenue for the three-month period ending December 31, 2003 was $193,176 as compared to $225,287 for the three-month period ending December 31, 2002. The difference is primarily the result of an anomalous increase in one-time, non-recurring, professional services projects in the quarter ended December 31, 2002. A majority of W9 customers operate in the retail sector and do not usually purchase mission critical products and services during the holiday season. The quarter ending December 31 is generally the slowest quarter of the Company's fiscal year.

         Operating expenses increased from $235,219 for the three months ended December 31, 2002 to $356,943 for the three months ended December 31, 2003. Primary sources of increase in operating expenses include: an increase of $12,693 in Research and Development expenses, $12,000 of stock compensation given to employees, and an increase of $113,691 in Sales and Marketing expenses and General and Administrative expenses which include new expenses associated with being a public reporting company. Operating costs are expected to exceed revenue in the foreseeable future as the Company continues to increase sales and marketing efforts as well as increased staffing.

         For  the  three  months  ended   December  31,  2003,   the   Company's
consolidated net loss was ($193,371) as compared to a consolidated net loss of ($39,010) for the three months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash at December 31, 2003 of $952,404 as compared to cash of $57,408 as of June 30, 2003. The Company had a net working capital (i.e. the difference between current assets and current liabilities) of $606,866 at December 31, 2003 as compared to a working capital deficit of ($316,436) at June 30, 2003. Cash flow utilized by operating activities was ($241,723) for the six months ended December 31, 2003 as compared to cash utilized for operating activities of ($87,066) during the six months ended December 31, 2002. Cash flow used in investing activities was ($16,196) for the six months ended December 31, 2003 as compared to cash used in investing activities of ($1,081) during the six months ended December 31, 2002. Cash flow from financing activities was $1,152,915 for the six months ended December 31, 2003 as compared to cash provided by financing activities of $58,372 during the six months ended December 31, 2002. For the six months ended December 31, 2003, the Company's capital needs have primarily been met from the proceeds of a series of private placements of common stock made by the Company. See "Part II - Item 2. Changes in Securities."

         The Company will need to obtain additional operating capital to permit continuing execution of its business plan. The Company anticipates that it will obtain the additional working capital it requires through the private placement of common stock to domestic accredited investors pursuant to Regulation D of the Securities Act of 1933, as amended (the "Act"), and to offshore investors pursuant to Regulation S of the Act. There is no assurance that the Company will obtain the additional working capital that it needs through private placement of common stock. The Company has incurred operating deficits since inception, which are expected to continue until its business model is fully developed.


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

PART II.  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.


ITEM 2. CHANGES IN SECURITIES

         In a series of private placements of the Company's common stock made by the Company the accredited investors from April 8, 2003 to January 15, 2004 pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"), the Company sold 4,721,763 shares of common stock at a price of $.08 per share, which raised gross proceeds of $377,741.

         In a  private  placement  of the  Company's  common  stock  made by the
Company to accredited investors from February 1, 2004 to February 10, 2004 pursuant to Rule 506 of Regulation D of the Act, the Company sold 1,622,500 shares of common stock at a price of $0.16 per share, which raised gross proceeds of $260,000.

         In a private placement of the Company's common stock made by the Company from July 23, 2003 to February 10, 2004 pursuant to Regulation S of the Act, the Company sold 12,290,074 shares of common stock at a variable price equal to 28% of the closing bid price on the date of the purchase of the stock, which raised gross proceeds of approximately $1,014,054.

         In a private placement of the Company's common stock made by the Company from July 23, 2003 to February 10, 2004 pursuant to Regulation S of the Act, the Company sold 260,200 shares of common stock at a variable price equal to 33% of the closing bid price on the date of the purchase of the stock, which raised gross proceeds of approximately $27,480.

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

Dated: February 13, 2004                 ROAMING MESSENGER, INC.

                                         By:  \s\ Jonathan Lei
                                         ---------------------------------------
                                         Jonathan Lei, Chairman of the Board,
                                         Chief Executive Officer, President
                                         Chief Financial Officer, and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ Jonathan Lei                                  Dated: February 13, 2004
      --------------------------------------
    Jonathan Lei, Chairman of the Board,
    Chief Executive Officer, President
    Chief Financial Officer, and Secretary

By:  \s\ Louie Ucciferri                               Dated: February 13, 2004
     ---------------------------------------
    Louie Ucciferri, Director


By:  \s\ Tom Djokovich                                 Dated: February 13, 2004
     ---------------------------------------
    Tom Djokovich, Director