Form 10QSB
period 2004-03-31
ROAMING MESSENGER INC
filed 2004-05-14
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2004

                         Commission file number 0-13215
                                                -------

                             ROAMING MESSENGER, INC.
                    ---------------------------------------
             (Exact name of Registrant as Specified in its Charter)


    Nevada                                             30-0050402
--------------                              -----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


           6144 Calle Real Suite, 200, Santa Barbara, California 93117
          -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 683-7626
                         ------------------------------
               Registrant's telephone number, including area code

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

                                    Yes      X                No
                                        --------------          ----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As of May 10, 2004 the number of shares outstanding of the registrant's only class of common stock was 171,823,765.

         Transitional Small Business Disclosure Format (check one):

                                    Yes                       No    X
                                        --------------          ----------

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements..........................3

         Balance Sheets as of March 31, 2004 (unaudited) and June 30, 2003....4

         Statements of Operations for the Three and Nine Months
         ended March 31, 2004 and 2003 (unaudited)............................5

         Statements of Cash Flows for the Nine Months ended
         March 31, 2004 and 2003 (unaudited)..................................6

         Notes to Condensed Consolidated Financial Statements
         (unaudited)..........................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................9

Item 3   Controls and Procedures..............................................12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................12

Item 2.  Changes in Securities................................................13

Item 3.  Defaults upon Senior Securities......................................14

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits and Reports on Form 8-K.....................................14

Signatures....................................................................15

PART I.    FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      ACCOUNTANTS' REVIEW REPORT


Board of Directors
Roaming Messenger, Inc. and Subsidiary


       We have reviewed the accompanying consolidated balance sheets of Roaming Messenger, Inc. and Subsidiary as of March 31, 2004 and June 30, 2003 and the consolidated statements of operations for the three months and nine months ended March 31, 2004 and 2003, and the consolidated statements of cash flows for the nine months ended March 31, 2004 and 2003. All information included in these financial statements is the representation of the management of Roaming Messenger, Inc.

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


/s/Rose, Snyder & Jacobs
----------------------------------------------
Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants
Encino, California

May 3, 2004

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                     (Unaudited)
                                                                                      March 31,            June 30,
                                                                                        2004                 2003
                                                                                     -----------         -----------
CURRENT ASSETS
Cash                                                                                 $ 1,663,014         $   57,408
Accounts receivable, net of allowance for doubtful account of $0                         102,159             76,898
Prepaid expenses                                                                          72,925             32,860
                                                                                     -----------         -----------
TOTAL CURRENT ASSETS                                                                   1,838,098            167,166
                                                                                     -----------         -----------

PROPERTY & EQUIPMENT
Furniture, Fixtures & Equipment                                                           83,084             75,658
Computer Equipment                                                                       191,229            152,023
Commerce Server                                                                           50,000             50,000
Computer Software                                                                          3,535              3,535
Tenant Improvements                                                                       42,194             42,194
                                                                                     -----------         -----------
                                                                                         370,042            323,410
 Less: Accumulated depreciation & amortization                                          (243,106)          (200,770)
                                                                                     -----------         -----------
NET PROPERTY & EQUIPMENT                                                                 126,936            122,640
                                                                                     -----------         -----------
OTHER ASSETS
Lease deposit                                                                              7,029              7,029
Other assets                                                                               1,876              2,261
                                                                                     -----------         -----------
 TOTAL OTHER ASSETS                                                                        8,905              9,290
                                                                                     -----------         -----------
    TOTAL ASSETS                                                                    $  1,973,939         $  299,096
                                                                                     ===========         ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                                                        $ 38,379           $ 45,399
Accrued liabilities                                                                       15,346             42,042
Officer salaries payable                                                                 243,731            307,366
Staff salaries payable                                                                    42,710             23,447
Note payable                                                                              45,500             50,000
Current portion - obligations under capitalized leases                                    19,462             15,348
                                                                                     -----------         -----------
TOTAL CURRENT LIABILITIES                                                                405,128            483,602
                                                                                     -----------         -----------

LONG TERM LIABILITIES
Obligations under capitalized leases                                                      13,447             17,345
Deposit - shareholder                                                                          -                  -
                                                                                     -----------         -----------

 TOTAL LONG TERM LIABILITIES                                                              13,447             17,345
                                                                                     -----------         -----------

    TOTAL LIABILITIES                                                                    418,575            500,947
                                                                                     -----------         -----------
SHAREHOLDERS' EQUITY (DEFICIT)
Capital Stock                                                                            174,297            147,912
Additional Paid-in Capital                                                             3,735,193          1,306,502
Stock Issuance Costs                                                                    (103,029)                 -
Accumulated deficit                                                                   (2,251,097)        (1,656,265)
                                                                                     -----------         -----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                   1,555,364           (201,851)
                                                                                     -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                $  1,973,939          $ 299,096
                                                                                     ===========         ===========

                             Prepared without audit.
                       See accountants' review report and
                         notes to financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three                Nine                 Three                 Nine
                                              months ended        months ended          months ended         months ended
                                            March 31, 2004       March 31, 2004       March 31, 2003        March 31, 2003
                                          ----------------     ----------------     ----------------      ----------------

REVENUE                                   $        234,701     $        688,827     $        235,785      $        668,193

COST OF REVENUE                                    (25,088)             (85,039)             (25,122)              (82,309)
                                          ----------------     ----------------     ----------------      ----------------

  GROSS PROFIT                                     209,613              603,788              210,663               585,884

OPERATING EXPENSES
Selling, general and
  administrative expenses                          443,351              953,219              205,512               629,610
Depreciation and amortization                       15,153               41,946               12,483                36,326
Research and development                           109,492              194,892               36,250               108,754
                                          ----------------     ----------------     ----------------      ----------------

TOTAL OPERATING
  EXPENSES                                         567,996            1,190,057              254,245               774,690
                                          ----------------     ----------------     ----------------      ----------------

OTHER INCOME (EXPENSES)
Interest income                                      2,194                4,026                   28                   127
Interest expense                                    (3,433)             (12,589)              (5,477)              (16,517)
Other expense                                            -                    -                    -                (4,042)
                                          ----------------     ----------------     ----------------      ----------------

TOTAL OTHER INCOME
  (EXPENSES)                                        (1,239)              (8,563)              (5,449)              (20,432)
                                          ----------------     ----------------     ----------------      ----------------

NET LOSS                                  $       (359,622)    $       (594,832)    $        (49,031)     $       (209,238)
                                          ================     ================     ================      ================

BASIC AND DILUTED LOSS
  PER SHARE                               $          (0.00)    $          (0.00)    $          (0.00)     $          (0.00)
                                          ================     ================     ================      ================

WEIGHTED AVERAGE
  NUMBER OF SHARES                             167,747,115          157,989,963          129,984,088           129,582,100
                                          ================     ================     ================      ================


                             Prepared without audit.
                       See accountants' review report and
                         notes to financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003
                                                                                Nine                   Nine
                                                                             months ended           months ended
                                                                            March 31, 2004         March 31, 2003
                                                                           ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $       (594,832)      $      (209,238)
Adjustment to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization                                                        41,946                36,326
Decrease (increase) in account receivable                                           (25,261)                 (224)
Decrease (increase) in prepaid expenses                                             (40,065)               23,528
Decrease (increase) in accounts payable                                              33,755               (61,059)
Decrease (increase) in officer salaries payable                                     (63,635)               46,267
Decrease (increase) in other liabilities                                             (7,433)                7,818
                                                                           ----------------       ----------------

NET CASH USED IN OPERATING ACTIVITIES                                              (655,525)             (156,582)
                                                                           ----------------       ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment                                                    (25,507)               (3,708)
                                                                           ----------------       ----------------

NET CASH USED IN INVESTING ACTIVITIES                                               (25,507)               (3,708)
                                                                           ----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                                          2,352,047               133,019
Deposit for shares of common stock                                                        -                17,650
Payment on note payable                                                              (4,500)                    -
Payments on capitalized lease obligations                                           (20,909)              (17,062)
Issuance of common stock for services                                                40,000                     -
                                                                           ----------------       ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         2,286,638               133,607
                                                                           ----------------       ----------------

NET INCREASE (DECREASE) IN CASH                                                   1,605,606               (26,683)


CASH AT BEGINNING OF PERIOD                                                          57,408                87,094
                                                                           ----------------       ----------------

CASH AT END OF PERIOD                                                      $      1,663,014        $       60,411
                                                                           ================       ================

Supplementary disclosures:
 Interest paid                                                             $         12,589        $       16,517
                                                                           ================       ================

Capitalized leases contracted:                                             $         12,125        $       21,591
                                                                           ================       ================

                             Prepared without audit.
                       See accountants' review report and
                         notes to financial statements.

                    ROAMING MESSENGER, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-SB for the year ended June 30, 2003.

2.   CAPITAL STOCK

     The weighted average number of shares used for the basic and diluted loss per share for 2003 has been restated to reflect the recapitalization transaction that occurred in April 2003. The weighted average number of shares used for the calculation of diluted loss per share is the same as the one used for the basic loss per share. The inclusion of any potential shares to be issued would have had an anti-dilutive effect due to the Company generating a loss.

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

     SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that statement. Options to purchase 2,465,994 and 0 shares of Roaming Messenger, Inc. were granted during the nine months ended March 31, 2004 and 2003, respectively. The fair value of options granted, which have been estimated at $60,982 and $0, respectively, at the date of grant were determined using the Black-Scholes Option pricing model with the following assumptions:
                                                        2004            2003
                                                        ----            ----

        Risk free interest rate                    3.18% - 3.83%        N/A
        Stock volatility factor                         0.01            N/A
        Weighted average expected option life           4 years         N/A
        Expected dividend yield                         None            N/A

                             Prepared without audit.
                         See accountants' review report.

                    ROAMING MESSENGER, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


3.   STOCK OPTIONS AND WARRANTS (Continued)

     The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows:

                                                       Three Months      Nine Months       Three Months      Nine Months
                                                          Ended             Ended             Ended             Ended
                                                          March             March             March             March
                                                        31, 2004          31, 2004          31, 2003          31, 2003
                                                       ------------      ------------      ------------      -----------
Net loss as reported                                   $ (359,622)       $ (594,832)        $ (49,031)       $ (209,238)
Add:  Stock-based employee compensation
expense included in reported net loss                           -                 -                 -                 -
Deduct:  Stock-based employee
compensation expense determined under fair
value based method for all awards                         (14,402)          (22,832)                -                 -
                                                       ------------      ------------      ------------      -----------
Pro forma net loss                                     $ (374,024)       $ (617,664)        $ (49,031)       $ (209,238)
                                                       ============      ============      ============      ===========
Basic and diluted pro forma loss per share             $    (0.00)       $    (0.00)        $   (0.00)       $    (0.00)
                                                       ============      ============      ============      ===========

     A summary of the Company's stock option activity and related information follows:


                                                      Three Months ended              Three Months ended
                                                        March 31, 2004                   March 31, 2003
                                                   -------------------------        ---------------------------
                                                                    Weighted                          Weighted
                                                                    average                           average
                                                                    exercise                          exercise
                                                     Options         price             Options         price
                                                   -----------    ----------        -----------      ----------
Outstanding - beginning of quarter                 9,734,994      $    0.08          7,932,812       $   0.08
Granted                                            1,050,000           0.32                  -              -
Exercised                                         (1,875,000)             -                  -              -
                                                   -----------    ---------         ----------       ----------
Outstanding - end of quarter                       8,909,994      $    0.11          7,932,812       $   0.08
                                                   ===========    =========         ==========       ==========
Fair value of options granted
  during the quarter                               $  47,393                        $        -
                                                   ===========                      ===========

     The weighted average remaining contractual life of options as of March 31, 2004 was as follows:

                                                 Weighted
                                                  average
                               Number of         remaining
        Exercise                options         contractual             Options
        Price                 outstanding       life (years)         exercisable
        -----------           -----------       ------------         -----------
        $      0.11             8,909,994               4.12           5,688,383

                            Prepared without audit.
                         See accountants' review report.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

         This Form 10-QSB may contains "forward-looking statements," as that term is used in federal securities laws, about Roaming Messenger, Inc.'s financial condition, results of operations and business. These statements include, among others:

o statements concerning the potential benefits that Roaming Messenger, Inc. ("RMI" or the "Company") may experience from its business activities and certain transactions it contemplates or has completed; and

o statements of RMI's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause RMI's actual results to be materially different from any future results expressed or implied by RMI in those statements. The most important facts that could prevent RMI from achieving its stated goals include, but are not limited to, the following:

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

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. RMI cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-QSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that RMI or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB, or to reflect the occurrence of unanticipated events.

CURRENT OVERVIEW

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

         The Roaming Messenger product line is a new line from which the Company has not yet earned significant revenue. The Company has established a number of strategic partners in several vertical markets for beta testing and pilot programs. Roaming Messenger is gaining the most traction in the Public Safety and Emergency Response industry where advanced real-time wireless messaging is a valuable addition to existing solutions. Roaming Messenger is primarily distributed via a Value-Added-Reseller ("VAR") or private labeled model where it is an add-on to existing solutions such as personnel scheduling, threat detection and response, and computer aided dispatch. The Company intends to focus on the Public Safety vertical market over the next few quarters by establishing more channel partners and VARs.

         In facilitating longer term strategic plans, the Company is engaged in early developments in the enterprise application sector as well. Current opportunities include Automated Process Control, Mobile Field Service, Remote Monitoring, Mobile Commerce and Mobile Entertainment applications. All of these are expected to be significant market opportunities for the Roaming Messenger technology within the next 2 to 5 years.

         The Company conducts most of its operations in its wholly owned subsidiary, Warp 9, Inc. ("W9"), and financial statements for the Company and W9 are consolidated for reporting purposes. In addition to the Roaming Messenger product, W9 currently offers two primary web-based e-commerce software products, Internet Commerce System and Email Marketing System, to the catalog and retail industry. These products were introduced for sale to the Business market before the development of the Roaming Messenger product and have been a source of revenue for W9 since 1999. Customers of these e-commerce products pay a recurring monthly fee for their access and use. A majority of the total revenues are recurring monthly revenue from e-commerce products. Every new customer is expected to increase the topline for at least several quarters. From an operational perspective the e-commerce product line is already profitable. Revenue from the past quarters has been relatively stable. The Company anticipates steady growth from the e-commerce products operation as a profit center.

         The Company will continue to fulfill its working capital requirements through the private placement of Common Stock. A majority of the investment proceeds will be allocated for the sales, marketing and technical development of the Roaming Messenger product line. The Company believes most of its rapid growth in revenue and shareholder value, if achieved, will come from the Roaming Messenger product line as the wireless industry continues to grow.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 COMPARED TO THE SAME PERIOD IN 2003

         Total revenue for the three-month period ending March 31, 2004 was $234,701 as compared to $235,785 for the three-month period ending March 31, 2003.

         Operating expenses increased from $254,245 for the three months ended March 31, 2003 to $567,996 for the three months ended March 31, 2004. The large increase in operating expenses between the two periods is due to the fact that prior to March 31, 2003, the Company was not a public company and had minimal working capital. Primary sources of increase in operating expenses include: an increase of $73,242 in Research and Development expenses, and an increase of $237,839 in Selling and General and Administrative expenses which include additional personnel and new expenses associated with being a public company.

         The $237,829 increase in Selling and General Administrative expenses includes $40,000 of stock compensation arising from the issuance of 500,000 shares of restricted common stock paid to consultants for services rendered. The share price used for expensing stock compensation is equivalent to the share price of a concurrent private placement of restricted common stock. The Company incurred $65,000 of cash expense for investor relation services provided by two investor relations firms that have been utilized by the Company.

         Operating costs are expected to exceed revenue in the foreseeable future as the Company continues to increase sales and marketing efforts as well as increasing staff.

         For the three months ended March 31, 2004, the Company's consolidated net loss was ($359,622) as compared to a consolidated net loss of ($49,031) for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash at March 31, 2004 of $1,663,014 as compared to cash of $57,408 as of June 30, 2003. The Company had net working capital (i.e. the difference between current assets and current liabilities) of $1,432,970 at March 31, 2004 as compared to a working capital deficit of ($316,436) at June 30, 2003. Cash flow utilized by operating activities was ($655,525) for the nine months ended March 31, 2004 as compared to cash utilized for operating activities of ($156,582) during the nine months ended March 31, 2003. Cash flow used in investing activities was ($25,507) for the nine months ended March 31, 2004 as compared to cash used in investing activities of ($3,708) during the nine months ended March 31, 2003. Cash flow from financing activities was $2,286,638 for the nine months ended March 31, 2004 as compared to cash provided by financing activities of $133,607 during the nine months ended March 31, 2003. For the nine months ended March 31, 2004, the Company's capital needs have primarily been met from the proceeds of a series of private placements of Common Stock made by the Company. See "Part II - Item 2. Changes in Securities."

         The Company will need to obtain additional operating capital to permit continuing execution of its business plan. The Company anticipates that it will obtain the additional working capital it requires through the private placement of Common Stock to domestic accredited investors pursuant to Regulation D of the Securities Act of 1933, as amended (the "Act"), and to offshore investors pursuant to Regulation S of the Act. There is no assurance that the Company will obtain the additional working capital that it needs through the private placement of Common Stock. The Company has incurred operating deficits since inception, which are expected to continue until its business model is fully developed.

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

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. CHANGES IN SECURITIES

         In a series of private placements of the Company's common stock made by the Company to accredited investors from April 8, 2003 to January 15, 2004 pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"), the Company sold a total of 4,871,763 shares of common stock for a price of $0.08 per share, 1,000,000 of which were sold during the quarter ending March 31, 2004 raising gross proceeds of $80,000. This offering was completed and terminated on January 15, 2004.

         In a  private  placement  of the  Company's  common  stock  made by the
Company to accredited investors from February 1, 2004 to February 10, 2004 pursuant to Rule 506 of Regulation D of the Act, the Company sold 1,622,500 shares of common stock at a price of $0.16 per share, which raised gross proceeds of $260,000. This offering was completed and terminated on February 10, 2004.

         In a private placement of the Company's common stock made by the Company to accredited investors from February 23, 2004 to March 10, 2004 pursuant to Rule 506 of Regulation D of the Act, the Company sold 1,500,000 shares of common stock at a price of $0.35 per share, which raised gross proceeds of $525,000. This offering was completed and terminated on March 10, 2004.

         In a private placement of the Company's common stock made by the Company to accredited investors from March 15, 2004 to May 15, 2004 pursuant to Rule 506 of Regulation D of the Act, the Company intends to sell 2,000,000 shares of common stock at a price of $0.50 per share. Total gross proceeds from this offering during the quarter ended March 31, 2004 was $0. Total gross proceeds from this offering as of May 10, 2004 were $210,000 from the sale of 420,000 shares. This offering has not been terminated and can be terminated at the discretion of the Company.

         In a private placement of the Company's common stock made by the Company from July 23, 2003 to April 20, 2004 pursuant to Regulation S of the Act at a variable price equal to 28% of the closing bid price on the date of the purchase of the stock, the Company raised gross proceeds of approximately $114,669, during the quarter ending March 31, 2004. The total gross proceeds raised in this offering from July 23, 2003 to April 20, 2004, was $1,096,416 from the sale of 13,181,027 shares. This offering was terminated on April 20, 2004.

         In a private placement of the Company's common stock made by the Company from November 5, 2003 to March 31, 2004 pursuant to Regulation S of the Act at a variable price equal to 33% of the closing bid price on the date of the purchase of the stock, the Company raised gross proceeds of $58,211 during the quarter ending March 31, 2004. The gross proceeds raised in this offering as of May 10, 2004 were $81,886 from the sale of 446,900 shares. The Company is offering a total of 3,000,000 shares pursuant to this private placement, which has not been terminated and can be terminated at the discretion of the Company with five (5) days prior written notice to the purchaser.

         In the quarter ended March 31, 2004, an officer of the Company exercised 1,875,000 stock options at an exercise price of $0.08 per share. The Company received gross proceeds of $150,000 for the issuance of 1,875,000 shares of restricted and unregistered common stock to the officer.

         In January 2004, the Company entered into a consulting agreement with an investor relations firm where the Company issued 400,000 shares of restricted and unregistered common stock for services rendered.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT NO.                DESCRIPTION

         3.1      Articles of Incorporation (1)
         3.2      Bylaws (1)
         4.1      Specimen Certificate for Common Stock (1)
         4.2      Non-Qualified Employee Stock Option Plan (2)
         10.1 First Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (3)
         10.2 Second Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (4)
         10.3 Exchange Agreement and Representations for Shareholders of Warp 9, Inc.(3)
         31.1     Section 302 Certification
         32.1     Section 906 Certification
-----------------------
(1) Incorporated by reference from the exhibits included with the Company's prior Report on Form 10-KSB filed with the Securities and Exchange Commission, dated March 31, 2003.

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

Dated: May 10, 2004                 ROAMING MESSENGER, INC.

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


By:  \s\ Jonathan Lei                                  Dated: May 10, 2004
      --------------------------------------
    Jonathan Lei, Chairman of the Board,
    Chief Executive Officer, President
    Chief Financial Officer, and Secretary

By:  \s\ Louie Ucciferri                               Dated: May 10, 2004
     ---------------------------------------
    Louie Ucciferri, Director


By:  \s\ Tom Djokovich                                 Dated: May 10, 2004
     ---------------------------------------
    Tom Djokovich, Director