Form 10KSB
period 2004-06-30
ROAMING MESSENGER INC
filed 2004-10-01
CIK 743758

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2004

          For the transition period from July 1, 2003 to June 30, 2004

                         Commission file number 0-13215

                             ROAMING MESSENGER, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


   Nevada                                               30-0050402
--------------                                     -------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


           6144 Calle Real Suite, 200, Santa Barbara, California 93117
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 683-7626
                       ---------------------------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(B) of the Act:


                                                     Name of Each Exchange On
 Title of Each Class                                       Which Registered

   COMMON STOCK                                                  OTC


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $12,325,246 as of August 31, 2004 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

         There were 172,399,615 shares outstanding of the registrant's Common Stock as of August 31, 2004.

                                TABLE OF CONTENTS

10KSB
PART I.....................................................................   1
ITEM 1.....................................................................   1
ITEM 2.....................................................................   6
ITEM 3.....................................................................   6
ITEM 4.....................................................................   7
PART II....................................................................   8
ITEM 5.....................................................................   8
ITEM 6.....................................................................   9
ITEM 7.....................................................................   11
ITEM 8....................................................................... 28
ITEM 8A...................................................................... 28
PART III..................................................................... 28
ITEM 9....................................................................... 28
ITEM 10...................................................................... 31
ITEM 11...................................................................... 34
ITEM 12...................................................................... 35
ITEM 13...................................................................... 35
ITEM 14...................................................................... 36
SIGNATURES................................................................... 37
CERTIFICATIONS............................................................... 38


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

General

         The Company has developed a proprietary solution called "Roaming Messenger" for delivering real-time information for homeland security, emergency response, military and enterprise applications. Unlike solutions based on existing messaging technology such as e-mail, text messaging, and voicemail, Roaming Messenger packages time-critical information into smart messages. These messages automatically roam throughout the wired and wireless worlds - from mobile devices to desktop PCs to central servers - tracking down people and obtaining responses in real-time.

Roaming Messenger Product Line

         The Company offers a range network appliances configured to meet the various mobile communication demands of users and organizations. All the necessary Roaming Messenger software is pre-installed in the Gateway Appliances for instant integration and deployment.

         The Company also offers a hosted version of the Roaming Messenger system where customers can pay a monthly fee to access the capabilities of Roaming Messenger without large upfront fees.

         The entire Roaming Messenger software suite is available for licensing to strategic VAR and OEM partners for creating customized or private labeled Roaming Messenger systems.

Applications For Roaming Messenger

         Emergency Response. Management believes that Roaming Messenger can be the mobile messaging extension for any Emergency Response Management system in automating the notification, authorization, and deployment of an Emergency Response Team. For example, a response team can be dynamically assembled by sending off a Roaming Messenger to the mobile devices of Emergency Managers, informing them of the situation and requesting authorization to deploy a Response Team. After receiving authorization, Roaming Messenger could then proceed to all selected Tier 1 First Responders, get their acknowledgment and also deliver the emergency incident report.

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

         Healthcare. In the fast-paced healthcare environment, there is no room for error and delays can be costly. Roaming Messenger can be deployed along side existing healthcare management systems to improve response time and patient satisfaction within a hospital. Patient requests or patient monitoring systems can alert appropriate nurses of problems or escalate accordingly to ensure timely response. When Roaming Messenger finds the nurse, the nurse accepts that task or delegates it to an appropriate aide. After the nurse's aide has resolved the patient request, Roaming Messenger can go back to the nurse, inform the nurse of the resolution and if appropriate log the incident into the hospital's central patient monitoring system. Communication processes at the doctor's level can also be automated in the same way.

         Real-time Enterprise. The essence of a Real-time Enterprise is event-driven. When something happens, the people who care about it need to respond. As the workforce becomes increasingly mobile, Enterprise information systems need to be able to securely and efficiently contact them. Roaming Messenger is an ideal mobile extension to any Enterprise system by providing an intelligent message that can track down appropriate people and obtain approvals to push along the business process. Whether it is getting an invoice paid, ordering more parts for the production line or updating a customer management system, Roaming Messenger can be used as the mobile messaging component.

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

         Mobile Commerce. Roaming Messenger can also facilitate mobile commerce transactions. For example, wireless mobile vending solutions today require the physical machine to have a dedicated Internet connection, which makes mass deployment very difficult and costly. Using Roaming Messenger, a purchase transaction can be completed with end-to-end security by allowing the vending machine to piggy-back on the Internet connection of the user's smart phone or PDA via a local Infrared or Bluetooth connection. Roaming Messenger can be initiated by the vending machine to the user's handheld device, request item and payment selections, interact with an Internet payment server, report inventory and status to a different server and return back to the vending machine to complete the transaction in real-time.

Marketing Strategy

         The Company intends to enhance, promote and support the idea that Roaming Messenger is the most compelling and efficient solution available in the marketplace for mobile messaging. In order to create a favorable environment for sales, the Company plans to undertake advertising and promotion efforts. These efforts will be outsourced and will require the services of an advertising firm and public relations firm. The Company plans to interview various firms and select those most capable of assisting the Company with comprehensive advertising and promotion plans. At the date of this report, the Company has begun building out its marketing department staff to accelerate these efforts.

Sales Strategy

         After creating a high level of perceived value and building significant demand for sales through its marketing campaign, the Company intends to aggressively sell the Roaming Messenger product in the United States. International sales will follow after achieving initial success in the domestic marketplace. The Company has nominal revenue generating customers for the Roaming Messenger products at this time. The Company's management has identified the following primary target market segments for the Roaming Messenger solution:

        o        Homeland Security
        o        Emergency Response, Public Health and Safety
        o        Military and Defense
        o        Enterprises
        o        Wireless Carriers

Distribution Channels

         Roaming Messenger is a mobile messaging component with applications in many markets. The Company plans to sell and license the Roaming Messenger products to system integrators and application developers in markets such as Homeland Security, Emergency Response, Military and Enterprise Automation. For example, the Company might sell a Roaming Messenger Gateway appliance to a systems integrator that is designing an emergency alert and notification system. The Company plans to sell Roaming Messenger through channel partners and value-added resellers (VARs) who are established in their respective vertical markets.

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

         On the hosted, or subscription model, customers pay a monthly fee to the Company for access to a Roaming Messenger system hosted and managed by the Company. The monthly fee is assessed based on the number of users in the customer's Roaming Messenger deployment, and on monthly message volume. The hosted version of Roaming Messenger is in essence a messaging service infrastructure for applications that are integrated into it.

Proprietary Technology

The Company's intellectual property portfolio consists of the following patents, which are pending:

Patent #1:
         Self-Contained Business Transaction Capsules was invented by Jonathan Lei, the Chief Executive Officer, President, Chief Financial Officer, Secretary, and Chairman of the Company. All rights to this patent were assigned to W9 under the terms of Mr. Lei's employment agreement. Mr. Lei did not receive compensation for the assignment. An application for a United States patent in the name of Jonathan L. Lei and assigned to W9 for Self-Contained Business Transaction Capsules (Docket No. 23803-250394) was filed on January 2, 2001, by the Company's intellectual property counsel, Pillsbury Winthrop, LLP, Los Angeles, California.

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

Patent #2:
         Utilizing Mobile Devices as a Communication Proxy for Non-Connected Terminals was invented by Jonathan Lei, the President, Chief Financial Officer, Secretary, and Chairman of the Company and Brian Fox, Chief Technology Officer of the Company. All rights to this patent were assigned to W9 under the terms of Mr. Lei's and Mr. Fox's employment agreements. Neither Mr. Lei nor Mr. Fox received compensation for the assignment. An application for a U.S. patent in the name of Jonathan L. Lei and Brian J. Fox and assigned to Warp 9 for Utilizing Mobile Devices As A Communication Proxy For Non-Connected Terminals
(Docket No. 23803-277301) was filed on February 21, 2002, by the Company's intellectual property counsel, Pillsbury Winthrop, LLP.

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

Competition

         The Company will be subject to intense competition as the wireless industry continues to grow. Large companies with greater financial and managerial resources than the Company, and greater name recognition are offering mobile messaging solutions. The competition is intense for such a lucrative market. While certain market overlaps exist between the Company's product and other solutions, the Roaming Messenger solution is designed to provide unique competitive advantages. As the market for wireless continues to mature, new players may enter the market competing directly or indirectly with the Company.

         Roaming Messenger is a messaging technology component that needs to be integrated into a vertical market application to derive full value. It is possible that the vertical marketing application providers may decide to develop their own mobile messaging functionality instead of licensing Roaming Messenger. Other Products and Services

         The Company's wholly owned subsidiary, Warp 9 Inc., offers two primary web-based e-commerce software products to the catalog and direct marketing industry.

         Warp 9 ICS. The Warp 9 ICS is a proprietary and extensible system that enables any business to expand its operation to the Internet with minimal investment, overhead and risk. A business does not need to invest in new hardware or software in order to utilize the Warp 9 ICS, because the product is offered as a fully managed online catalog solution that includes hosting at the Company's datacenter. As a total solution, Warp 9 offers project management, development and integration into a customer's existing business processes. Warp 9 has packaged the process and technology required for complete e-commerce site deployment and management.

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

Employees

         At the date of this report the Company employs seventeen full time employees, including the President of the Company. Those full-time employees include six who are employed in administrative, marketing, and sales positions, and eleven are technical employees employed in research, development, and technical product maintenance positions. The Company also employs independent contractors for sales, marketing and business development efforts who are available to the company on a half or near full-time basis. The Company projects that during the next 12 months, the Company's workforce is likely to increase to 30, with four of the new positions being in the administrative, marketing, and sales areas and the remaining nine of the new positions being in research, development, and production positions.

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

Trademarks

         The Company has not been issued any registered trademarks for its "Roaming Messenger" trade name. The Company has filed trademark and tradename applications with the United States Office of Patents and Trademarks for its proposed tradenames and trademarks.

ITEM 2. PROPERTIES

         The Company currently leases approximately 8,605 square feet of office space at 50 Castillian Dr., Suite A, Santa Barbara, California 93117 for approximately $7,750 per month, triple net, pursuant to a six year lease agreement with rent commencing on October 1, 2004.

         The Company will vacate its old office space of approximately 3,650 square feet, by September 30, 2004, located at 6144 Calle Real, Suite 200 Santa Barbara, California 93117 which it will sublease for the remainder of the lease until March 2007.


ITEM 3. LEGAL PROCEEDINGS

         On June 21, 2004, Michael Gilbert, a shareholder, filed a complaint with the Superior Court of the State of California for the County of Santa Barbara, for breach of contract, damages and specific performance relating to the removal of the restrictive legend on his unregistered shares in Roaming Messenger Inc. Mr. Gilbert accused the Company of refusing to permit him to remove the restrictive transfer legend on his unregistered shares under Rule 144 of the Securities Act of 1933, as amended. The Company and the Company's corporate counsel believe that Mr. Gilbert's claim is without merit and only a result of his misunderstanding of the Rule 144 process. At no time did the Company object to Mr. Gilbert's request for legend removal. The Company anticipates that this complaint will be resolved without lengthy litigation, but will vigorously defend the lawsuit until it is resolved.

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

         Effective September 22, 2004, the Company amended its Articles of Incorporation (the "Amendment") to increase the authorized number of shares of common stock from 200,000,000 to 495,000,000 and to establish the number of shares of Preferred Stock at 5,000,000. The Board of Directors of the Company unanimously approved the adoption of the Amendment. The holders of 99,691,525 shares or approximately 58% of the total issued and outstanding shares of the Company voted to ratify the adoption of the Amendment. No shares of the Company voted against ratifying the adoption of the Amendment. The remaining outstanding shares abstained.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the NASD OTC Bulletin Board Market under the symbol "RMSG." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

         Year Ended June 30, 2004                        HIGH             LOW

   First quarter ended September 30, 2003...............$0.52            $0.27
   Second quarter ended December 31, 2003...............$0.45            $0.25
   Third quarter ended March 31, 2004...................$3.60            $0.27
   Fourth quarter ended June 30, 2004...................$1.90            $0.45

          Year Ended June 30, 2003                       HIGH             LOW

   First quarter ended September 30, 2002...............$0.12            $0.12
   Second quarter ended December 31, 2002...............$0.12            $0.12
   Third quarter ended March 31, 2003...................$0.12            $0.06
   Fourth quarter ended June 30, 2003...................$0.75            $0.06

--------------------

         The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

         As of June 30, 2004, there were approximately 500 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts which is unknown. As of June 30 2004, there were approximately
172,399,615 shares of common stock outstanding on record with the Company's transfer agent, Mountain Share Transfer. Effective September 22, 2004, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock from 200,000,000 to 495,000,000 and to establish the number of shares of preferred stock at 5,000,000.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

         Effective July 10, 2003, the Company adopted the Roaming Messenger, Inc. 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "Plan") authorizing the issuance of up to 25,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 25,000,000 stock options. The Plan has been approved by the holders of the outstanding shares of the Company. The following table sets forth certain information regarding the Plan as of June 30, 2004:

                                                                                            Number of securities
                             Number of securities to be     Weighted-average exercise      remaining available for
                               issued upon exercise of     price of outstanding stock   future issuance under equity
                              outstanding stock options              options                 compensation plans
                             ---------------------------------------------------------------------------------------
Equity compensation plans             8,297,494                       $0.09                      14,202,506
approved by security holders

         In a series of private placements of the Company's common stock made by the Company to accredited investors from April 8, 2003 to January 15, 2004 pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"), the Company sold a total of 5,934,266 shares of common stock for a price of $0.08 per share, raising gross proceeds of $377,741. This offering was completed and terminated on January 15, 2004.

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

         In a private placement of the Company's common stock made by the Company to accredited investors from March 15, 2004 to May 15, 2004 pursuant to Rule 506 of Regulation D of the Act, the Company intended to sell 2,000,000 shares of common stock at a price of $0.50 per share. Total gross proceeds from this offering were $210,000 from the sale of 420,000 shares. This offering was terminated on June 30, 2004.

         In a private placement of the Company's common stock made by the Company from July 23, 2003 to April 20, 2004 pursuant to Regulation S of the Act at a variable price equal to 28% of the closing bid price on the date of the purchase of the stock, the Company raised gross proceeds of approximately $1,096,416 from the sale of 13,181,027 shares. This offering was terminated on April 20, 2004.

         In a private placement of the Company's common stock made by the Company from November 5, 2003 to March 31, 2004 pursuant to Regulation S of the Act at a variable price equal to 33% of the closing bid price on the date of the purchase of the stock, the Company raised gross proceeds of $81,886 from the sale of 446,900 shares. This offering was terminated on June 30, 2004.

         For the fiscal year ended June 30, 2004, employees of the Company exercised a total of 2,400,000 stock options at an exercise price of $0.08 per share. The Company received gross proceeds of $150,000 for the issuance of 1,875,000 shares of unregistered common stock and $0 for the issuance of 525,000 shares on a cashless exercise of 625,000 stock options.

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

Current Overview

         The  Company has  developed  a  proprietary  solution  called  "Roaming
Messenger" for delivering real-time information to wired and wireless devices for homeland security, emergency response, military and enterprise applications. Unlike solutions based on existing messaging technology such as e-mail, text messaging, and voicemail, Roaming Messenger packages time-critical information into smart messages. These messages automatically roam throughout the wired and wireless worlds - from mobile devices to desktop PCs to central servers - tracking down people and obtaining responses in real-time.

         We expect to sell and license the Roaming Messenger product to system integrators and application developers in markets such as Homeland Security, Emergency Response, Military and Enterprise Automation. For example, we might sell a Roaming Messenger Gateway appliance to a systems integrator that is designing an emergency alert and notification system. We plan to sell Roaming Messenger through channel partners and value-added resellers (VARs) who are established in their respective vertical markets.

         For the year ended June 30, 2004, we have been in product refinement and market development mode on the Roaming Messenger product. We have forged a number of partnerships with small to medium sized companies in the Homeland Security and Public Safety sector. While we have validated the need for the unique capabilities of Roaming Messenger in these markets, significant revenue has yet to be derived, due to minimal sales and marketing efforts. Also, it took much longer than anticipated for federal funds to flow into the information technology (IT) procurement departments of government and public safety agencies to which most of our channel partners sell.

         A large part of our investment capital was used for product development and infrastructure build-out during the year ended June 30, 2004. However, this will shift more towards sales, marketing and business development for the upcoming fiscal year ending June 30, 2005. The Homeland Security and Public Safety markets are still our primary markets as we are beginning to see increased IT spending at the state and local government level. While Roaming Messenger is a horizontal product with application in many markets, our primary sales and marketing strategy continues to be vertically focused. We will execute various low-cost horizontal marketing programs, concurrently, to identify new opportunities in non-primary vertical markets - such as healthcare or enterprise markets.

         Our overarching growth strategy remains a three phase strategy. Phase I is the Homeland Security and Public Safety markets. Phase II is the enterprise markets for business process management and communication applications. Phase III is the consumer markets for application such as mobile commerce and mobile gaming.

         In executing our growth strategy, strategic acquisition of synergistic companies will be explored. Acquisition synergy shall be based on two primary factors (i) access to install based of customers (ii) complementary product or service offerings.

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED JUNE 30, 2004 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2003

         Total revenue for the twelve month period ended June 30, 2004 increased by $50,040 to $953,772 from $899,732 in the prior year.

         Research and development expenses increased by $170,057 during the twelve months ended June 30, 2004 to $315,061 from $145,004. A majority of the increase occurred in the latter six months as the technical staff grew.

         Selling, general and administrative expenses increased by $474,972 during the twelve months ended June 30, 2004 to $1,474,106 from $999,135 in the prior year. General and administrative expenses for the year ended June 30, 2004 included $132,917 of non-cash expenses of stock option, and stock compensation in lieu of payment to consultants and employees of the Company. Expense related to depreciation was $60,231 for the twelve months ended June 30, 2004 as compared to $49,162 for the prior year, and interest expense was $15,031 for the twelve months ended June 30, 2004 as compared to $24,467 in the prior year.

         For the twelve months ended June 30, 2004, the Company's consolidated net loss was $1,035,945 as compared to a consolidated net loss of $424,047 for the twelve months ended June 30, 2003.

Liquidity and Capital Resources

         The Company had consolidated net cash of $1,495,102 at June 30, 2004 as compared to net cash of $57,408 as of June 30, 2003. The Company had a net working capital (i.e. the difference between current assets and current liabilities) of $1,191,108 at June 30, 2004 as compared to a working capital deficit of $316,436 at June 30, 2003. Cash flow provided by operating activities was ($948,193) during the twelve months ended June 30, 2004 as compared to ($218,120) during the twelve months ended June 30, 2003. Cash provided by investing activities was ($64,684) during the twelve months ended June 30, 2004 as compared to ($4,683) during the twelve months ended June 30, 2003. Cash provided by financing activities was $2,450,571 during the twelve months ended June 30, 2004 compared to $193,117 during the twelve months ended June 30, 2003. There is no assurance that the Company will have sufficient capital to finance its growth and business operations, or that such capital will be available on terms that are favorable to the Company or at all.

         For the twelve months ended, June 30, 2004, the Company's capital needs have primarily been met from the proceeds of (i) private placements of unregistered common stock pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"), to accredited investors at prices ranging from $0.08 per share to $0.50 per share which raised gross proceeds of $1,266,400; (ii) private placements of common stock made by the Company pursuant to Regulation S of the Act, at a variable price ranging from 28% to 33% of the closing bid price on the date of the purchase of the stock, which raised gross proceeds of $1,185,460; and (iii) stock option and warrant exercises from employee and consultants which raised gross proceeds of $198,000.

ITEM 7. FINANCIAL STATEMENTS OF ROAMING MESSENGER, INC.


                             ROAMING MESSENGER, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS








                                                                           PAGE

Report of Independent Auditors..........................................     12

Consolidated Balance Sheets.............................................     13

Consolidated Statements of Operations...................................     14

Consolidated Statements of Changes in Shareholders'
 Deficits...............................................................     15

Consolidated Statements of Cash Flows ..................................     16

Notes to Consolidated Financial Statements .............................  17-27

                          INDEPENDENT AUDITORS' REPORT


     To the Board of Directors
     Roaming Messenger, Inc.



         We have audited the accompanying consolidated balance sheets of Roaming Messenger, Inc. (a Nevada Corporation) and Subsidiary (collectively referred to as the "Company") as of June 30, 2004 and 2003 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roaming Messenger, Inc. and Subsidiary as of June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     /s/Rose, Snyder & Jacobs
     ------------------------
     Rose, Snyder & Jacobs
     A Corporation of Certified Public Accountants

     Encino, California
     September 10, 2004


                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2004 AND 2003

                                                                                           2004               2003
                                                                                       ------------       ------------
CURRENT ASSETS
Cash                                                                                  $ 1,495,102        $      57,408
Accounts receivable, net of allowance for doubtful account of                                                        -
 $20,000 and $0                                                                           116,407               76,898
Prepaids and other current assets                                                           9,944               32,860
                                                                                       ------------       ------------

TOTAL CURRENT ASSETS                                                                    1,621,453              167,166
                                                                                       ------------       ------------

PROPERTY & EQUIPMENT, notes 3 and 4
Furniture, Fixtures & Equipment                                                            83,225               75,658
Computer Equipment                                                                        278,715              152,023
Commerce Server                                                                            50,048               50,000
Computer Software                                                                           3,535                3,535
Leasehold Improvements                                                                     42,194               42,194
                                                                                       ------------       ------------
                                                                                          457,717              323,410
Less: Accumulated depreciation & amortization                                            (261,370)            (200,770)
                                                                                       ------------       ------------

 NET PROPERTY & EQUIPMENT                                                                 196,347              122,640
                                                                                       ------------       ------------

OTHER ASSETS
Lease deposit                                                                               7,029                7,029
Other assets                                                                                2,503                2,261
                                                                                       ------------       ------------
 TOTAL OTHER ASSETS                                                                         9,532                9,290
                                                                                       ------------       ------------

  TOTAL ASSETS                                                                        $ 1,827,332        $     299,096
                                                                                       ============       ============


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                                      $    24,892        $      45,399
Accrued liabilities                                                                        42,093               42,042
Officer salaries payable                                                                  243,730              307,366
Staff salaries payable                                                                     46,499               23,447
Note payable, note 4                                                                       39,500               50,000
Current portion - obligations under capitalized leases, note 3                             33,631               15,348
                                                                                       ------------       ------------

 TOTAL CURRENT LIABILITIES                                                                430,345              483,602
                                                                                       ------------       ------------

LONG TERM LIABILITIES
Obligations under capitalized leases, note 3                                               45,059               17,345
                                                                                       ------------       ------------

 TOTAL LONG TERM LIABILITIES                                                               45,059               17,345
                                                                                       ------------       ------------

  TOTAL LIABILITIES                                                                       475,404              500,947
                                                                                       ------------       ------------

COMMITMENTS AND CONTINGENCIES, note 9

SHAREHOLDERS' DEFICIT, note 7
Capital Stock                                                                             172,400              147,912
Additional Paid-in Capital                                                              3,871,738            1,306,502
Accumulated deficit                                                                    (2,692,210)          (1,656,265)
                                                                                       ------------       ------------

 TOTAL SHAREHOLDERS' DEFICIT                                                            1,351,928             (201,851)
                                                                                       ------------       ------------

  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                         $ 1,827,332        $     299,096
                                                                                       ============       ============

                        See independent auditors' report
                and notes to consolidated financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


                                                                                       2004                2003
                                                                                  ---------------       --------------
REVENUE, notes 2 and 10                                                           $      953,772       $     899,732

Cost of revenue, note 2                                                                  132,404             106,011
Selling, general and administrative expenses, notes 7 and 8                            1,474,106             999,135
Depreciation and amortization                                                             60,231              49,162
Research and development                                                                 315,061             145,004
                                                                                  ---------------       --------------

 TOTAL COSTS AND EXPENSES                                                              1,981,802           1,299,312
                                                                                  ---------------       --------------

  OPERATING LOSS                                                                      (1,028,030)           (399,580)
                                                                                  ---------------       --------------

OTHER INCOME (EXPENSES)
Interest income                                                                            7,116                   -
Interest expense                                                                         (15,031)            (24,467)
                                                                                  ---------------       --------------

 TOTAL OTHER INCOME (EXPENSES)                                                            (7,915)            (24,467)
                                                                                  ---------------       --------------

  NET LOSS                                                                        $   (1,035,945)      $    (424,047)
                                                                                  ===============       ==============


Basic and diluted loss per share                                                  $        (0.01)      $       (0.00)
                                                                                  ===============       ==============

Weighted average number of shares                                                    161,432,015         133,280,601
                                                                                  ===============       ==============





                        See independent auditors' report
                and notes to consolidated financial statements.

                                               ROAMING MESSENGER, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                             FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                                      Additional
                                                                        Common         Paid-in        Accumulated
                                                      Shares             Stock         Capital          Deficit            Total
                                                   ------------      -----------    ------------      -----------        -----------

Balance, July 1, 2002                               128,944,924         $128,945        $968,628      $(1,232,218)       $ (134,645)

Issuance of common stock, note 7                      4,363,013            4,363         344,598                -           348,961

Issuance of warrants, note 8                                  -                -          20,000                -            20,000

Recapitalization, notes 6 and 7                      14,604,098           14,604         (26,724)               -           (12,120)

Net loss                                                      -                -               -         (424,047)         (424,047)
                                                   ------------      -----------    ------------      -----------        -----------

Balance, June 30, 2003                              147,912,035      $   147,912     $ 1,306,502      $(1,656,265)       $ (201,851)

Issuance of common stock, note 7                     24,487,579           24,488       2,515,236                -         2,539,724

Issuance of warrants, note 8                                  -                -          50,000                -            20,000

Net loss                                                      -                -               -       (1,035,945)       (1,035,945)
                                                   ------------      -----------    ------------      -----------        -----------

Balance, June 30, 2004                              172,399,614      $   172,400     $ 3,871,738      $(2,692,210)       $1,351,928
                                                   ============      ===========    ============      ===========        ===========















                        See independent auditors' report
                 and notes to consolidated financial statements.
                                      -15-

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003
                                                                                       2004             2003
                                                                                    -------------     -----------
OPERATING ACTIVITIES
Net loss                                                                           $ (1,035,945)     $  (424,047)
Adjustments to reconcile net loss to net
  cash used by operating activities:
Depreciation and amortization                                                            60,231           49,161
Expenses paid with shares of common stock                                                82,917          107,683
Issuance of warrants and stock options                                                   50,000           20,000
Changes in assets - (increase) decrease:
  Accounts receivable                                                                   (39,509)           4,914
  Prepaid expenses and other current assets                                              (5,602)            (409)
Changes in liabilities - increase (decrease):
  Officer salaries payable                                                              (63,636)          60,767
  Accounts payable                                                                      (20,506)         (52,589)
  Staff salaries payable & other liabilities                                             23,857           16,400
                                                                                    -------------     -----------

  NET CASH USED BY OPERATING ACTIVITIES                                                (948,193)        (218,120)
                                                                                    -------------     -----------

INVESTING ACTIVITIES
Purchase of property & equipment                                                        (64,684)          (4,683)
                                                                                    -------------     -----------

  NET CASH USED BY INVESTING ACTIVITIES                                                 (64,684)          (4,683)
                                                                                    -------------     -----------

FINANCING ACTIVITIES
Issuance of common stock, net of costs                                                2,485,324          215,641
Payments on note payable                                                                (10,500)               -
Payments on capitalized lease obligations                                               (24,253)         (22,524)
                                                                                    -------------     -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                                           2,450,571          193,117
                                                                                    -------------     -----------

   NET INCREASE (DECREASE) IN CASH                                                    1,437,694          (29,686)

Cash at beginning of year                                                                57,408           87,094
                                                                                    -------------     -----------

Cash at end of year                                                                $  1,495,102      $    57,408
                                                                                    =============     ===========


Supplemental disclosure of cash flow information
 Cash paid during the years for:

 Interest                                                                          $     15,031      $    24,467
                                                                                    =============     ===========

 Income taxes                                                                      $        800      $       800
                                                                                    =============     ===========



                        See independent auditors' report
                 and notes to consolidated financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


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

     Roaming Messenger, Inc. and Warp 9, Inc. (collectively referred to as the "Company")'s strategy is to provide a proprietary solution for real-time communication over wired and wireless devices. The Company's flagship product, Roaming Messenger, is a system for delivering real-time information for homeland security, emergency response, military and enterprise applications. Unlike solutions based on existing messaging technology such as e-mail, text messaging, and voicemail, Roaming Messenger packages time-critical information into smart messages. These messages automatically roam throughout the wired and wireless worlds - from mobile devices to desktop PCs to central servers - tracking down people and getting responses in real-time.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GOING CONCERN
     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has funded its operation through the sale of its common stock through private offerings. As discussed in note 12, the Company is selling securities through a Private Placement Memorandum. Management believes, but there is no assurance, that the Company will obtain the additional working capital that it needs through the sale of its Common Stock. The Company has incurred operating deficits since inception, which are expected to continue until its business model is fully developed.

                       See independent auditors' report.
                                      -17-

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     ACCOUNTS RECEIVABLE
     The Company extends credit to its customers, who are located primarily in California. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. Based on the information available, management believes the Company's accounts receivable are all collectible.

     REVENUE RECOGNITION
     The Company recognizes income when the service is provided or when product is delivered. Most of the income is generated from monthly fees from clients who subscribe to the Company's fully hosted web products on terms ranging from six months to one year. When the term ends, clients normally go on a month-to-month basis or extend the contract for another six months to one year.

     COST OF REVENUE
     Cost of revenue includes the direct costs of operating the Company's network, including telecommunications charges, and software and hardware related costs.

     RESEARCH AND DEVELOPMENT
     Research and development costs are expensed as incurred. Total research and development costs were $315,061 and $145,004 for the years ended June 30, 2004 and 2003, respectively.

     CASH AND CASH EQUIVALENTS
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, the estimate of useful lives of property and equipment, the deferred tax valuation allowance, and the fair value of stock options. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2004 and 2003, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

                Furniture, fixtures & equipment                 7 years
                Computer equipment                              5 years
                Commerce server                                 5 years
                Computer software                             3-5 years
                Leasehold improvements              Length of the lease

                       See independent auditors' report.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     PROPERTY AND EQUIPMENT (CONTINUED)
     Property and equipment includes assets leased under capitalized leases with an original cost of $115,084 and $57,660 at June 30, 2004 and 2003, respectively. Amortization of assets under capitalized leases is included in depreciation and amortization expense. During the years ended June 30, 2004 and 2003, additions to fixed assets through capitalized leases totaled $70,250 and $21,701, respectively.

     CONCENTRATIONS OF BUSINESS AND CREDIT RISK
     The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company's operations are subject to rapid technological advancement and intense competition in the telecommunications industry.

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

     ADVERTISING COSTS
     The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $20,156 and $21,128 for the years ended June 30, 2004 and 2003, respectively.

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

     NET LOSS PER SHARE
     Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Options to purchase shares of the Company's stock under its stock option plan and warrants may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation for 2003 and 2002 because they have an antidilutive effect in these periods.

     INCOME TAXES
     The Company  uses the  liability  method of  accounting  for income  taxes.
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

                        See independent auditors' report.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     RECENT ACCOUNTING PRONOUNCEMENTS
     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003, for those variable interests held prior to February 1, 2003. The Company has no variable interest entities and accordingly does not believe the adoption of this Interpretation will have a material impact on the Company's financial position or results of operations.

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

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for interim periods beginning after June 15, 2003. The Company does not expect this statement to have a material impact on its financial statements.

     In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition", which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" and to rescind the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue Recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company's financial position or results of operations.








                        See independent auditors' report.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003



3.       OBLIGATIONS UNDER CAPITALIZED LEASES


 Lessor           Description                                                   2004             2003
--------         -------------                                                --------        ---------

B of A           Payable in monthly installments of $1513,
                   interest at 6.8%, matures in April, 2007.                  $  46,651       $        -
GE               Payable in monthly installments of $710,
                   interest at 12.8%, matures in October 2006.                   16,360                -
C.I.T.           Payable in monthly installments of $166,
                   interest at 18%, matures in October, 2003.                         -              641
Amano            Payable in monthly installments of $285,
                   interest at 15%, matures in December, 2003.                        -            1,374
Avaya            Payable in monthly installments of $655,
                   interest at 16%, matures in December, 2004.                    3,753           12,089
GE               Payable in monthly installments of $348,
                   interest at 13%, matured in October 2005.                      5,094            8,379
Dell             Payable in monthly installments of $200,
                   interest at 13%, matures in January 2006.                      3,407            5,255
Dell             Payable in monthly installments of $203,
                   interest at 21%, matures in February 2006.                     3,425            4,955
                                                                              ---------       ----------
                                                                                 78,690           32,693
                 Less current portion                                            33,631           15,348
                                                                              ---------       ----------
                 Long-term portion of obligations under
                   capitalized leases                                         $  45,059       $   17,345
                                                                              =========       ==========


     Minimum annual lease payments under capitalized lease obligations at June 30, 2004 are as follows:

                Fiscal Year
               ------------

                  2005                                      $ 39,635
                  2006                                        30,699
                  2007                                        17,975
                                                            --------
                                                              88,309

Less amounts representing interest                             9,619
                                                            --------
                                                              78,690

Less current portion                                          33,631
                                                            --------

Long term portion of capitalized lease obligations          $ 45,059
                                                            ========


4.   NOTE PAYABLE

     The Company has a note payable to a vendor in the amount of $50,000, bearing interest at 10%, with monthly interest payment only. The maturity date, which was originally October 15, 2001, was subsequently amended to March 15, 2002 and then on demand. At June 30, 2004, the outstanding principal amount on this note is $39,500. This note is secured by furniture of the Company. See note 9.


                        See independent auditors' report.
                                      -21-

                    ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

5.   INCOME TAXES

     At June 30, 2004, the Company has available for federal and state income tax purposes, net operating loss carryforwards of approximately $6,000,000 and $1,400,000, respectively, which expire at dates that have not been determined.

     The difference between the Company's effective income tax rate and the statutory federal rate for the years ended June 30, 2004 and 2003 relates primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of its realization. The valuation allowance was $2,300,000 and $1,960,000 at June 30, 2004 and 2003, respectively, representing an increase of $340,000 for the year ended June 30, 2004. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations.

     A reconciliation of income tax expense that would result from applying the domestic Federal statutory rate to pre-tax income, with federal income tax expense presented in the financial statements is as follows:

                                                        2004           2003
                                                     ---------       ---------
Income tax benefit computed
at U.S. federal statutory rate (34%)                 $ 350,000       $ 135,000

State income taxes, net of benefit federal taxes        63,000          23,000

Other                                                  (73,000)              -

Less valuation allowance                              (340,000)       (158,000)
                                                     ---------       ---------
     Income tax expense                              $       -       $       -
                                                     =========       =========


     The deferred income tax benefit at June 30, 2004, and 2003 and reflects the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items, which comprise a significant portion of, deferred tax assets and liabilities are approximately as follows:

                                                     2004               2003
                                                  -----------       -----------
Depreciation                                      $   56,000        $   59,000
Net operating loss carryforwards                   2,148,000         1,770,000
Officer salaries payable                              96,000           131,000
                                                  -----------       -----------
                                                   2,300,000         1,960,000
Less:  valuation allowance                        (2,300,000)       (1,960,000)
                                                  -----------       -----------
Deferred income tax asset                         $        -        $        -
                                                  ===========       ===========



6.   RECAPITALIZATION

     On April 8, 2003, Warp 9, Inc. consummated a transaction, pursuant to which shareholders of Warp 9 Inc. exchanged their shares for shares in Roaming Messenger, Inc., with Warp 9, Inc. surviving as a wholly-owned subsidiary of Roaming Messenger, Inc. This transaction was recorded as a recapitalization followed by the issuance of shares by Warp 9, Inc. to the shareholders of Roaming Messenger, Inc. Prior to the recapitalization transaction, Roaming Messenger, Inc. was not an operating company, and its assets consisted principally of cash of approximately $100,000, offset by the same amount of liabilities. Under the terms of the transaction, Roaming Messenger, Inc. issued 131,026,173 shares of Roaming Messenger, Inc. common stock to the former shareholders of Warp 9, Inc. in exchange for all the outstanding shares of Warp 9, Inc. (12.5 shares of Roaming Messenger, Inc. for every share of Warp 9, Inc.). The transaction was consummated in two phases with the first issuance of 122,620,910 shares on April 8, 2003, and 8,405,263 shares on June 30, 2003.


                        See independent auditors' report.

                    ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003



6.   RECAPITALIZATION (Continued)

     After the recapitalization, options granted under the Warp 9 Inc. Employee Stock option plan were cancelled and new options were issued under a new Roaming Messenger Inc. Employee Stock Option Plan (effective July 10, 2003) to employees in amounts consistent with their Warp 9 options. The Roaming Messenger options have the same aggregate exercise price as the Warp 9 options. Most stock options became fully vested on grant date, while others mirrored the same vesting periods as the Warp 9 Inc. options. The Roaming Messenger Inc. stock options are presented at June 30, 2003 even though the effective date was July 10, 2003.


7.   SHAREHOLDERS' DEFICIT

     The number of shares of common stock of Warp 9, Inc. was retroactively restated to present the number of shares after their conversion into Roaming Messenger common stock in the recapitalization transaction. For all such restatements, a conversion rate of 12.5 shares of Roaming Messenger, Inc. common stock for every share of Warp 9, Inc. common stock was used.

     From the date of the recapitalization, April 8, 2003 through June 30, 2003, Roaming Messenger, Inc. issued 1,079,263 shares of common stock for a total cash consideration of $86,341. 1,202,500 shares of common stock were also issued for $96,200 of services. These consulting services extended beyond June 30, 2003, therefore $67,683 and $28,517 were recorded as expense for the years ended June 30, 2003, and 2004, respectively.

     For the fiscal year ended, June 30, 2004, the Company issued 23,807,579 shares of restricted common stock for a total cash consideration of $2,485,324 as a result of a series of private offerings of common stock ranging from $0.08 per share to $0.50 per share as well as stock options and warrants exercises. 680,000 shares of restricted common stock were also issued for $54,400 of services.

     The common stock of Roaming Messenger, Inc. has a par value of $0.001, and 200,000,000 shares are authorized to be issued. The Company is also authorized to issue 2,000,000 shares of preferred stock with a par value of $0.001. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

     At June 30, 2004, 25,000,000 shares of common stock were reserved for the issuance of common stock pursuant to the Stock Option Plan, and 300,000 were reserved for the issuance of common stock pursuant to outstanding warrants. Warp 9, Inc, had 77,213 outstanding warrants at June 30, 2004.

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


                        See independent auditors' report.
                                      -23-

                    ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003



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

     In July 10, 2003, the Warp 9, Inc. Stock Option Plan was terminated, and the Company adopted the Roaming Messenger, Inc. Stock Option Plan for Directors, Executive Officers, and Employees of and Key Consultants to Roaming Messenger, Inc. This Plan, under which 25,000,000 shares of common stock may be issued, has essentially the same terms and conditions as the Warp 9, Inc. Stock Option Plan.

     Former holders of employee stock options in the Warp 9 Inc. Stock Option Plan were granted new options under the Roaming Messenger, Inc. Plan. Most options became fully vested at grant date, while others mirrored the same vesting periods as the Warp 9 Inc. options. The Roaming Messenger options have the same aggregate exercise price as the Warp 9 Inc. options, using a
     12.5 conversation rate. The number of stock options below in the summary of stock option activities has been retroactively restated to reflect the 12.5 conversation rate.

     SFAS 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that statement. Options to purchase 2,478,494 shares of Roaming Messenger, Inc. were granted during the year ended June 30, 2004. The fair value of options granted during the years ended June 30, 2004 and 2003, which have been estimated at $159,000 and $6,000, respectively, at the date of grant were determined using the Black-Scholes Option pricing model with the following assumptions:

                                                 2004                2003
                                                -----                ----
Risk free interest rate                       2.79%-3.27%            2.40%
Stock volatility factor                          0.01                0.01
Weighted average expected option life          4 years              4 years
Expected dividend yield                          None                None


     The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows:


                                                     2004                2003
                                                     -----               ----
Net loss as reported                              $(1,035,945)       $ (424,047)

Basic and diluted net loss per share
as reported                                             (0.01)            (0.00)

Add: Stock-based employee compensation
expense included in net reported loss                  50,000                 -

Deduct:  Stock-based employee
compensation expense determined under fair
value based method for all awards                    (134,000)           (6,000)
                                                  -----------        -----------

Pro forma net loss                                $(1,119,945)       $ (430,047)
                                                  ===========        ===========
Basic and diluted pro forma loss per share        $     (0.01)       $    (0.00)
                                                  ===========        ===========

     A summary of the Company's stock option activity and related information follows:

                       See independent auditors' report.
                                      -24-

                    ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003



8.   STOCK OPTIONS AND WARRANTS (Continued)


                                                 Year ended                        Year ended
                                               June 30, 2004                      June 30, 2003
                                               --------------                     -------------
                                                           Weighted                          Weighted
                                                           average                           average
                                                           exercise                          exercise
                                             Options         price             Options         price
                                            ---------     ----------         ----------     ----------
Outstanding -beginning of year              8,444,000     $     0.08          7,932,812     $     0.08
Granted                                     2,478,494           0.18            675,000           0.08
Exercised                                   2,500,000           0.08                  -              -
Forfeited                                     125,000           0.08           (163,812)          0.08
                                            ----------    ----------          ----------    ----------
Outstanding - end of year                   8,297,494     $     0.11          8,444,000     $     0.08
                                            ==========    ===========         ==========    ==========
Exercisable at the end of year              5,720,935     $     0.09          5,824,469     $     0.08
                                            ==========    ===========         ==========    ==========
Fair value of options granted
during the year                                           $  159,000                        $    6,000
                                                          ===========                       ==========

     The weighted average remaining contractual life of options as of June 30, 2004 was as follows:

                                                  Average
                           Number of            remaining
     Exercise               options             contractual
      prices              outstanding          life (years)
     --------             -----------          ------------
      $ 0.08               7,347,494               4.5
        0.35                 950,000               3.7
     -------              ----------           ------------
      $0.11                8,297,494               4.4
     =======              ==========           ============


     STOCK WARRANTS

     During the year ended June 30, 2004, Roaming Messenger, Inc. issued warrants to purchase shares of common stock of Roaming Messenger, Inc. These warrants became exercisable on their grant date. Warrants were granted as follows:

        Date            Number of shares     Maturity Date       Exercise Price

        July 15, 2003           100,000      December 31, 2004          $1.00
        July 15, 2003           100,000      December 31, 2004          $1.75
        July 15, 2003           100,000      December 31, 2004          $3.00
        January 15, 2004        600,000      December 31, 2005          $0.08


     During the year ended June 30, 2004, the warrants to purchase 600,000 shares of common stock at $0.08 were exercised. The value of these warrants was immaterial at their grant date.

                      See independent auditors' report.
                                      -25-

                    ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


8.   STOCK OPTIONS AND WARRANTS (Continued)

     During the year ended June 30, 2003, Warp 9 Inc. has issued warrants to purchase 128,771 shares of Warp 9 Inc. common stock for services. These warrants were valued at $20,000. During the year ended June 30, 2004, Warp 9 Inc. cancelled 76,750 warrants, resulting in 77,213 total outstanding warrants.

     The following Warp 9 Inc. warrants, which are exercisable, were outstanding at June 30, 2004:


Number of shares             Exercise Price             Expiration date
----------------           -----------------     -------------------------------
      25,192               $ 1.00 per share             December 31, 2005
      52,021               $ 1.00 per share      June 30, 2007-December 31, 2007


     These warrants became exercisable on their grant date. In previously issued financial statements, the Warp 9 Inc. warrants were mistakenly presented as if they had been converted into Roaming Messenger, Inc. warrants. The above warrants have been restated so they are presented as Warp 9, Inc. warrants.


9.   COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES
     The following is a schedule, by years, of future minimum rental payments required under operating leases for the facilities and equipment. The lease for one of the facilities expires in 2007, and has 3 options to renew for each an additional period of one year. The following is a schedule of minimum lease payments for the next five years.

             Year Ending
              June 30,
            -----------
               2005                             $ 173,000
               2006                             $ 190,000
               2007                             $ 144,000
               2008                             $  95,000
               2009                             $  95,000

     Total lease expense for the years ended June 30, 2004 and 2003 was $120,832 and $121,562, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance.

     LOAN DEFAULT
     The note payable has a default clause that allows the lender to assess late payment charges in the amount of 10% of the delinquency. The delinquent charges assessed to approximately $15,000 were in dispute, and have not been accrued by the Company.

     LEGAL MATTERS
     The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management, based on advice of legal counsel, that such litigation and claims will be resolved without a material effect on the Company's financial position.

10.  CONCENTRATIONS

     For the year ended June 30, 2004, the Company had two customers who represented approximately 30% of total revenue. For the year ended June 30, 2003, the Company had two customers who represented approximately 28% of total revenue.

                      See independent auditors' report.
                                      -26-

                    ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


10.  CONCENTRATIONS (Continued)

     Accounts receivable from two customers represented approximately 55% of total accounts receivable at June 30, 2004. Accounts receivable from three customers represented approximately 51% of total accounts receivable at June 30, 2003.

     The Company has a concentration of credit risk for cash by maintaining deposits with banks, which may at a time exceed insured amounts. At June 30, 2004, the Company had $1,240,000 exceeding the amount insured by the U.S. Federal Deposit Insurance Corporation (FDIC).

11.  RELATED PARTY TRANSACTIONS

     During the year ended June 30, 2003, the Company issued 302,500 shares of common stock to Mr. Tom Djokovich for a twelve-month contract to serve on the Company's Board of Directors. $10,939 and $13,261 were recognized as expense for the years ended June 30, 2003 and 2004, respectively.

12.  SUBSEQUENT EVENTS

     The Company intends to raise additional working capital by selling securities through Private Placements pursuant to Regulation D and Regulation S of the Securities Act of 1993. As of the date of this report, the Company does not have any concurrent offerings. However, the Company has entered into a Regulation S transaction with an offshore investment fund (the "Fund") that is contingent upon the Fund being publicly traded on the London Stock Exchange. The chance of actual closing is uncertain as of the date of this report.

     The Company has entered in to a new lease for 8,506 sq ft office space. The Company intends to sublease its current office space.

























                      See independent auditors' report.
                                      -27-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

ITEM 8A. CONTROLS AND PROCEDURES

         The Company's Chairman, Chief Executive Officer, and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report and, based on this evaluation, has concluded that the disclosure controls and procedures are effective.

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         The following table lists the executive officers and directors of the Company as of August 31, 2004:

       Name              Age        Position
   ------------------    ---        ------------------------------------------
   Jonathan Lei          32         Chief Executive Officer, President, Chief
                                    Financial Officer, Secretary, and Chairman

   Brian Fox             44         Chief Technology Officer

   Bryan Crane           45         Vice President of Corporate Development

   Harinder Dhillon      31         Vice President of Operations

   Louie Ucciferri       44         Director

   Tom Djokovich (1)     47         Director

---------------------

(1)      Member of Audit Committee.

         Jonathan Lei has been the Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer, and Secretary of the Company since April 2003. Mr. Lei received a Bachelor Degree in Electrical and Computer Engineering from the University of California, Santa Barbara ("UCSB") in 1995 and a Master of Science Degree in Electrical and Computer Engineering from UCSB in 1996. While at UCSB, he studied and worked in the field of computer aided design and development of VLSI and ASIC silicon chips. Mr. Lei was employed by Lockheed Martin in 1993 where he built data acquisition systems for spacecraft testing. In 1995, he worked for Intel Corporation where he developed the Triton II Pentium PCI chipset. From 1995 to 1996, Mr. Lei worked for RC Electronics where he designed PCI based data acquisition systems. Mr. Lei founded Warp 9, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("Warp"), in 1996 and in 1998, he negotiated a transaction to sell Warp's consumer ISP division, Sbnet, to MindSpring Enterprises. During that same period, Mr. Lei co-developed Warp's e-commerce products. He is the visionary behind the patent pending eCapsule technology and the Company's mobile data direction. Mr. Lei was an officer and is a lifetime member of Tau Beta Pi, a national engineering honor society.

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

         Bryan Crane has been the Vice President of Corporate Development of the Company since October 2002. Mr. Crane has spent the last several years in the investor relations field, working with micro-cap and small-cap public companies. Prior to joining Roaming Messenger, from 1995 to 2002, he worked for Muir, Crane & Co., a partnership he co-founded and in which he still maintains an ownership interest. From 1994 to 1995, Mr. Crane was a Managing Director of Johnson & Co. For most of his career, Mr. Crane held positions in portfolio management from retail investments at Prudential-Bache Securities to Vice President of Investments at A.G. Edwards & Son, where, as a member of the Presidents Council, he managed debt and equity portfolios for institutional clients. Mr. Crane earned his dual degree in Political Science and International Economics from San Diego State University. He is a member of the San Diego Stock Bond Association and the Los Angeles Chapter of the National Investor Relations Institute (NIRI).

         Harinder Dhillon has been the Vice President of Operations of the Company since October 2001. Mr. Dhillon joined the Company in July 2000. Prior to joining the Company, from 1993 to1998, Mr. Dhillon served as the Chief Information Officer of Informax Data Systems, an enterprise systems integrator headquartered in Southern California. He has designed, managed, and led the development and deployment of multi-million dollar enterprise Internet, Intranet and integration projects for Fortune 500 companies and various government units. His client list included Department of Justice, Immigration and Naturalization Services, US Navy, US Air Force, and the City of Los Angeles. His projects included enterprise work flow automation, real-time field services, infrastructure build out, and network and systems integration. Mr. Dhillon received a Bachelor degree in Electrical and Computer Engineering from the University of California at Santa Barbara in 1996.

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

         Under the Nevada General Corporation Law and the Company's Articles of Incorporation, as amended, the Company's directors will have no personal liability to the Company or its stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his "duty of care". This provision does not apply to the directors' (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director's duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director's duty to the corporation or its shareholders, or
(vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Board Committees

         The Board of Directors has appointed an Audit Committee. As of August 31, 2004, the sole member of the Audit Committee is Tom Djokovich. Mr. Djokovich is considered independent as defined in Rule 4200 of the National Association of Securities Dealers' listing standards because he is not employed by the Company, does not participate in the day-to-day management of the Company, and does not receive a salary or other employment benefits from the Company. The Board of Directors has adopted a written charter of the audit committee. The Audit Committee is authorized by the Board of Directors to review, with the Company's independent accountants, the annual financial statements of the Company prior to publication, and to review the work of, and approve non-audit services preformed by, such independent accountants. The Audit Committee will make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year. The Audit Committee will also review the effectiveness of the financial and accounting functions and the organization, operations and management of the Company. The Audit Committee was formed on April 19, 2003. The Audit Committee held four meetings during fiscal year ended June 30, 2004. As of August 31, 2004, the Company has not yet appointed a Compensation Committee.

Auditor Independence

         General. Rose Snyder & Jacobs, CPAs ("RSJ") is the Company's principal auditing accountant firm. RSJ has also provided other non-audit services to the Company. The Audit Committee of the Company's Board of Directors has considered whether the provisions of non-audit services is compatible with maintaining RSJ's independence.

         Audit Fees. RSJ billed the Company $25,400 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2003, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended September 30, 2003, December 31, 2003, and March 31, 2004.

         All Other Fees. RSJ billed the Company $3,850 for other services for the fiscal year ended June 30, 2004.

Report of the Audit Committee

         The Company's Audit Committee has reviewed and discussed the Company's audited financial statements for the fiscal year ended June 30, 2004 with senior management. The Audit Committee has reviewed and discussed with management the Company's audited financial statements. The Audit Committee has also discussed with RSJ, the Company's independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from RSJ required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with RSJ the independence of RSJ as auditors of the Company. Finally, the Audit Committee has considered whether the independent auditors provision of non-audit services to the Company is compatible with the auditors' independence. Based on the foregoing, the Company's Audit Committee has recommended to the Board of Directors that the audited financial statements of the Company be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 for filing with the United States Securities and Exchange Commission. The Audit Committee also approved RSJ's engagement to prepare the Company's consolidated tax returns for its fiscal year ending June 30, 2004. The Company's Audit Committee did not submit a formal report regarding its findings.

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

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended June 30, 2004 have been complied with on a timely basis.


ITEM 10. EXECUTIVE COMPENSATION

Director Compensation

         Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

Executive Officer Compensation

         The following table and notes set forth the annual cash compensation paid to officers of the Company.

                                                                                                           Long-Term
                                                                                                          Compensation
                                                                  Annual Compensation                        Awards
                      --------------------------------------------------------------------------------------------------------------
                                                                                                      Securities
                                                   Fiscal                              Other Annual   Underlying         All Other
                      Name and Principal Position   Year       Salary       Bonus      Compensation   Options          Compensation
                      ---------------------------   ----       ------       -----      ------------   ----------       ------------

                      Jonathan Lei...............      2004      $138,000     - 0 -       - 0 -         -0-               - 0 -
                      President, Chief Financial       2003      $138,000     - 0 -       - 0 -         -0-               - 0 -
                         Officer, and Secretary        2002      $138,000     - 0 -       - 0 -         -0-               - 0 -
                      --------------------------------------------------------------------------------------------------------------
                      Brian Fox..................      2004   $145,000(1)     - 0 -       - 0 -        - 0 -              - 0 -
                      Chief Technology Officer         2003      $145,000     - 0 -       - 0 -     5,987,500(2)          - 0 -
                                                       2002      $145,000     - 0 -       - 0 -         -0-               - 0 -
                      --------------------------------------------------------------------------------------------------------------
                      Harinder Dhillon.................2004      $125,000    $8,714       - 0 -         -0-               - 0 -
                      VP of Operations                 2003      $105,000     - 0 -       - 0 -     1,875,000 (3)         - 0 -
                                                       2002       $95,000     - 0 -       - 0 -         -0-               - 0 -
                      --------------------------------------------------------------------------------------------------------------
                      Bryan Crane......................2004       $84,000     - 0 -                   878,494 (4)       $29,000 (4)
                      VP of Corporate Development      2003       $84,000     - 0 -                   700,000 (4)

                      --------------------------------------------------------------------------------------------------------------

------------------

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

(2) Consists of options granted under the Company's 2003 Stock Option Plan on July 15, 2003. These stock options vest pursuant to the following vesting schedule: 3,367,969 on July 15, 2003, then 1/21 per month until all stock options have vested. Does not include 5,987,500 options to purchase 5,987,500 shares of the Company's common stock from Jonathan Lei, the President, Chief Financial Officer, Secretary, and Chairman of the Company, for a purchase price of $0.08 per share (the "Lei Options").

(3) Consists of options granted under the Company's 2003 Stock Option Plan on July 15, 2003. These stock options are fully vested at the time of grant. Options are to purchase unregistered common stock at an exercise price equal to the fair market value of unregistered common stock at the time of grant, which was $0.08 per share for these stock options.

(4) 878,494 options were granted under the Company's 2003 Stock Option Plan on July 15, 2003. These stock options were fully vested at time of grant. Options are to purchase unregistered common stock at an exercise price equal to the fair market value of unregistered common stock at the time grant, which was $0.08 per share for these stock options. On May 20, 2003, 700,000 shares of unregistered common stock were issued to Mr. Crane in lieu of cash payment for salaries accrued to that point. A total amount of $29,000 of cash bonus was given to Mr. Crane, during the fiscal year ending June 30, 2004, for achieving certain milestones in managing the Company's investment capital efforts.

Options Granted in Last Fiscal Year

         The following table sets forth information with respect to options to purchase common stock of the Company granted to the Company's officers during fiscal year 2004.

                                                                                                 Potential Realizable
                                                                                                   Value at Assumed
                                                                                                Annual Rates of Stock
                                                                                                Price Appreciation for
                                                                                                     Option Term
-------------------------------------------------------------------------------------------------------------------------
                                         Percent of Total
                                        Options Granted to    Exercise
                          Options          Employees in         Price         Expiration
Name                      Granted          Fiscal Year        per Share          Date              5%           10%
----                      -------          -----------        ---------          ----              --           ---
Brian Fox..............   5,987,500            54%              $0.08     Four  years from the   $1,340,460    $1,712,575
Chief Technology Officer                                                  date of vesting
-------------------------------------------------------------------------------------------------------------------------
Bryan Crane...........      878,494 (1)(2)      8%              $0.08     Four  years from the     $303,455      $379,892
VP of Corporate                                                           date of grant
   Development
-------------------------------------------------------------------------------------------------------------------------
Harinder Dhillon.....     1,875,000            17%              $0.08     Four years from the      $419,768      $536,296
VP of Operations            (1)(2)                                        date of grant
-------------------------------------------------------------------------------------------------------------------------

----------------

         (1)      These stock options are fully vested at the time of grant.

         (2) Some or all of these options have been exercised. See Fiscal Year-End Option Exercises and Option Values.

Fiscal Year-End Option Exercises and Option Values

         The following table sets forth information with respect to options to purchase common stock of the Company held by the Company's executive officers at August 31, 2004.

                                                                Number of Unexercised               Value of Unexercised
                                                                   Options Held at                  In-the-Money Options
                                                                   August 31, 2004                 at August 31, 2004 (2)
                                                                   ---------------                 ----------------------
                            Shares
                           Acquired
                             Upon
  Name                     Exercise   Value Realized(1)    Exercisable       Unexercisable       Exercisable     Unexercisable
  ----                     --------   -----------------    -----------       -------------       -----------     -------------
  Brian Fox.............      -0-            -0-            4,740,109          1,247,391           $474,011         $124,739
  Chief Technology
     Officer
  ------------------------------------------------------------------------------------------------------------------------------
  Bryan Crane............   525,000        $687,750           253,494              -0-              $25,349            -0-
  VP of Corporate
     Development
  ------------------------------------------------------------------------------------------------------------------------------
  Harinder Dhillon....... 1,875,000      $1,912,500             -0-                -0-                -0-              -0-
  VP of Operations
  ------------------------------------------------------------------------------------------------------------------------------

----------------

(1) The value realized is the difference between the market price of the common stock on the date of exercise and the exercise price of the stock option. The underlying securities held upon exercise are unregistered common stock.

(2) The value of unexercised "in-the-money" options is the difference between the market price of the common stock on August 31, 2004 ($0.18 per share) and the exercise price of the option, multiplied by the number of shares subject to the option. The underlying securities held upon exercise are unregistered common stock.

Employment Agreements

         The Company has not entered into any employment agreements with its executive officers to date, other than the at-will employment agreement with Brian Fox as described in footnote one under "EXECUTIVE COMPENSATION-Executive Officer Compensation." The Company may enter into employment agreements with them in the future.

Stock Option Plan

         On July 10, 2003, the Board of Directors of the Company adopted the 2003 Stock Option Plan for Directors, Executive Officers, Employees and Key Consultants of the Company (the "2003 Plan"). The 2003 Plan was ratified by the shareholders of the Company by written consent effective August 25, 2003. The 2003 Plan authorizes the issuance of up to 25,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 25,000,000 stock options. To date, 10,922,494 options to purchase 10,922,494 shares of common stock at an exercise price ranging from $0.08 to $0.35 per share have been granted under the 2003 Plan. To date, 2,500,000 options have been exercised and 125,000 options have been forfeited.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the names the executive officers and directors of the Company and all persons known by the Company to beneficially own 5% of more of the issued and outstanding common stock of the Company.

                                                    Number of Shares Beneficially            Percentage
Name, Title, and Address                                       Owned(1)                      Ownership(2)
-----------------------------------------           -----------------------------            -----------------
Jonathan Lei                                                95,639,025 (2)                   55.48%
President, Chief Financial Officer,
Secretary, and Chairman.....................
--------------------------------------------------------------------------------------------------------------
Brian Fox
Chief Technology Officer.......................                 68,000                        0.04%
--------------------------------------------------------------------------------------------------------------
Bryan Crane
VP of Corporate Development.................                 1,231,500                        0.71%
--------------------------------------------------------------------------------------------------------------
Harinder Dhillon
VP of Operations.................................            2,935,000                        1.71%
--------------------------------------------------------------------------------------------------------------
Louie Ucciferri
Director....................................                 3,750,000                        2.18%
--------------------------------------------------------------------------------------------------------------
Tom Djokovich
Director....................................                   302,500                        0.18%
--------------------------------------------------------------------------------------------------------------
All current Executive Officers as a Group...               100,322,025                       58.2%
--------------------------------------------------------------------------------------------------------------
All current Directors who are not Executive
   Officers as a Group......................                 4,052,500                        2.4%
--------------------------------------------------------------------------------------------------------------

-----------

(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of August 31, 2004.

(2) Includes 5,987,500 shares of common stock which Mr. Lei has set aside in the event Brian Fox, the Chief Technology Officer of the Company, exercises his option to purchase such shares for a purchase price of $0.08 per share (the "Lei Options"). As of August 31, 2004, all Lei Options are vested.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT NO.                DESCRIPTION

               3.1            Articles of Incorporation (1)
               3.2            Bylaws (1)
               4.1            Specimen Certificate for Common Stock (1)
               4.2            Non-Qualified Employee Stock Option Plan (2)
               10.1 First Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (3)
               10.2 Second Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (4)
               10.3 Exchange Agreement and Representations for shareholders of Warp 9, Inc.(3)
               31.1           Section 302 Certification
               32.1           Section 906 Certification
--------------

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

(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the last quarter of the fiscal year ended June 30, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Rose Snyder & Jacobs, CPAs ("RSJ") is the Company's principal auditing accountant firm. RSJ has also provided other non-audit services to the Company. The Audit Committee approved the engagement of RSJ before RSJ rendered audit and non-audit services to the Company.

Audit Fees

         RSJ billed the Company $25,400, during the fiscal year ended June 30, 2004, for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2003, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended September 30, 2003, December 31, 2003, and March 31, 2004.

Tax Fees

         RSJ has not yet provided tax return preparation services for the Company for the fiscal year ended June 30, 2004, and therefore has not billed the Company for those services.

All Other Fees

         RSJ billed the Company $3,850 for other services, including preparation of the tax returns for the Company for 2003, during the fiscal year ended June 30, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 30, 2004                     ROAMING MESSENGER, INC.

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


By:  \s\ Jonathan Lei                               Dated: September 30, 2004
      --------------------------------------
    Jonathan Lei, Chairman of the Board,
    Chief Executive Officer, President
    Chief Financial Officer, and Secretary