Form 10QSB
period 2004-09-30
ROAMING MESSENGER INC
filed 2004-11-19
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2004

                         Commission file number 0-13215
                                                -----------

                             ROAMING MESSENGER, INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


 Nevada                                                  30-0050402
--------------                               -----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


            50 Castilian Dr. Suite A, Santa Barbara, California 93117
       ------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                    Yes      X                No _______
                                        --------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As of November 15, 2004 the number of shares outstanding of the registrant's only class of common stock was 172,524,614.

         Transitional Small Business Disclosure Format (check one):

                                         Yes ________              No ____X____

                                Table of Contents

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Balance  Sheets  as of  September  30,  2004  (unaudited)
         and June 30, 2004....................................................4

         Statements of Operations for the Three Months ended
         September 30, 2004 and 2003 (unaudited)..............................5

         Statements of Cash Flows for the Three Months ended
         September 30, 2004 and 2003 (unaudited)..............................6

         Notes to Condensed Consolidated Financial Statements
         (unaudited)..........................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................9

Item 3   Controls and Procedures..............................................12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................13

Item 2.  Changes in Securities................................................13

Item 3.  Defaults upon Senior Securities......................................13

Item 4.  Submission of Matters to a Vote of Security Holders..................13

Item 5.  Other Information....................................................13

Item 6.  Exhibits and Reports on Form 8-K.....................................14

Signatures....................................................................15

PART I.    FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                                 ACCOUNTING FIRM

To the Board of Directors
Roaming Messenger, Inc.


       We have reviewed the accompanying consolidated balance sheet of Roaming Messenger, Inc. and Subsidiary as of September 30, 2004 and the consolidated statements of operations, shareholders' equity (deficit), and cash flows for the three months ended September 30, 2004 and 2003. All information included in these financial statements is the representation of the management of Roaming Messenger, Inc.

       We conducted our reviews in accordance with standards established by the Public Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards established by the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

November 5, 2004


                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                                                                     (Unaudited)
                                                                                    September 30,        June 30,
                                                                                       2004                2004
                                                                                    ------------       ------------
CURRENT ASSETS
 Cash                                                                               $ 1,115,854        $ 1,495,102
 Accounts receivable, net of allowance for doubtful account of                          134,169            116,407
  $30,000 and $20,000
 Prepaid expenses                                                                        23,189              9,944
                                                                                    ------------       ------------

        TOTAL CURRENT ASSETS                                                          1,273,212          1,621,453
                                                                                    ------------       ------------

PROPERTY & EQUIPMENT
 Furniture, Fixtures & Equipment                                                         86,404             83,225
 Computer Equipment                                                                     338,231            278,715
 Commerce Server                                                                         50,048             50,048
 Computer Software                                                                        3,535              3,535
 Tenant Improvements                                                                     42,194             42,194
                                                                                    ------------       ------------
                                                                                        520,412            457,717
  Less: Accumulated depreciation & amortization                                        (280,064)          (261,370)
                                                                                    ------------       ------------

        NET PROPERTY & EQUIPMENT                                                        240,348            196,347
                                                                                    ------------       ------------

OTHER ASSETS
 Lease deposit                                                                           10,519              7,029
 Other assets                                                                             2,752              2,503
                                                                                    ------------       ------------

TOTAL OTHER ASSETS                                                                       13,271              9,532
                                                                                    ------------       ------------

        TOTAL ASSETS                                                                $ 1,526,831        $ 1,827,332
                                                                                    ============       ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable                                                                      $ 69,113           $ 24,892
 Accrued liabilities                                                                     23,975             42,093
 Accrued officer salary                                                                 237,981            243,730
 Accrued staff salary and related                                                        78,285             46,499
 Note payable                                                                            34,000             39,500
 Current portion - obligations under capitalized leases                                  36,803             33,631
 Stockholders deposit                                                                    19,875                  -
                                                                                    ------------       ------------

  TOTAL CURRENT LIABILITIES                                                             500,032            430,345
                                                                                    ------------       ------------

LONG TERM LIABILITIES
 Obligations under capitalized leases                                                    61,778             45,059
                                                                                    ------------       ------------

  TOTAL LONG TERM LIABILITIES                                                            61,778             45,059
                                                                                    ------------       ------------

        TOTAL LIABILITIES                                                               561,810            475,404
                                                                                    ------------       ------------

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' DEFICIT
 Capital Stock                                                                          172,525            172,400
 Additional Paid-in Capital                                                           3,908,584          3,871,738
 Accumulated deficit                                                                 (3,116,088)        (2,692,210)
                                                                                    ------------       ------------

  TOTAL SHAREHOLDERS' DEFICIT                                                           965,021          1,351,928
                                                                                    ------------       ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                 $ 1,526,831        $ 1,827,332
                                                                                    ============       ============

                            Prepared without audit.
       See accountants' review report and notes to financial statements.


                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Three                  Three
                                                                              months ended           months ended
                                                                          September 30, 2004     September 30, 2003
                                                                          ------------------     ------------------

REVENUE                                                                        $    309,704         $      260,950

COST OF REVENUE                                                                     (97,558)               (33,198)
                                                                                ------------           ------------
  GROSS PROFIT                                                                      212,146                227,752

OPERATING EXPENSES
 Selling, general and administrative expenses                                       493,375                215,801
 Depreciation and amortization                                                       18,695                 12,860
 Research and development                                                           122,114                 36,457
                                                                                ------------           ------------

TOTAL OPERATING EXPENSES                                                            634,184                265,118
                                                                                ------------           ------------

OPERATING LOSS                                                                     (422,038)               (37,366)
                                                                                ------------           ------------

OTHER INCOME (EXPENSES)
 Interest income                                                                      2,157                    226
 Interest expense                                                                    (3,997)                (4,699)
                                                                                ------------           ------------

  TOTAL OTHER INCOME (EXPENSES)                                                      (1,840)                (4,473)
                                                                                ------------           ------------

        NET LOSS                                                               $   (423,878)        $      (41,839)
                                                                                ============           ============


BASIC AND DILUTED LOSS PER SHARE                                               $      (0.00)        $        (0.00)
                                                                                ============           ============


WEIGHTED AVERAGE NUMBER OF SHARES                                               172,445,810            149,127,823
                                                                                ============           ============

                            Prepared without audit.
       See accountants' review report and notes to financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Three                    Three
                                                                               months ended              months ended
                                                                            September 30, 2004       September 30, 2003
                                                                            ------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                      $   (423,878)          $     (41,839)
 Adjustment to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                                       18,694                  12,860
 Warrants issued for services                                                        27,350                       -
 Decrease (increase) in account receivable                                          (17,762)                (13,664)
 Decrease (increase) in prepaid expenses and other assets                           (16,735)                      7
 Decrease (increase) in accounts payable                                             44,219                  (6,002)
 Decrease (increase) in officer salaries payable                                     (5,749)                 13,327
 Decrease (increase) in other liabilities                                            13,668                 (16,869)
                                                                                -----------             ------------

        NET CASH USED IN OPERATING ACTIVITIES                                      (360,193)                (52,180)
                                                                                -----------             ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Employee advances                                                                     (249)                 (7,000)
 Purchase of property & equipment                                                   (33,645)                 (3,817)
                                                                                -----------             ------------

        NET CASH USED IN INVESTING ACTIVITIES                                       (33,894)                (10,817)
                                                                                -----------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                                             9,623                 393,032
 Deposit for shares of common stock                                                  19,875                       -
 Payments on note payable                                                            (5,500)                      -
 Payments on capitalized lease obligations                                           (9,159)                 (6,065)
                                                                                -----------             ------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                    14,839                 386,967
                                                                                -----------             ------------

        NET INCREASE (DECREASE) IN CASH                                            (379,248)                323,970
                                                                                -----------             ------------


CASH AT BEGINNING OF PERIOD                                                       1,495,102                  57,408
                                                                                -----------             ------------

CASH AT END OF PERIOD                                                          $  1,115,853          $      381,378
                                                                                ===========             ============

Supplementary disclosures:
 Interest paid                                                                 $      3,997          $        4,699
                                                                                ===========             ============

Capitalized lease contracted                                                   $     29,050          $            -
                                                                                ===========             ============


                            Prepared without audit.
       See accountants' review report and notes to financial statements.

                            ROAMING MESSENGER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


1. BASIS OF PRESENTATION AND GOING CONCERN

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K-SB for the year ended June 30, 2004.

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

     SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that statement. Options to purchase 1,200,000 and 865,994 shares of Roaming Messenger, Inc. were granted during the three months ended September 30, 2004 and 2003, respectively. The fair value of options granted, which have been estimated at $111,480 and $8,275, respectively, at the date of grant were determined using the Black-Scholes Option pricing model with the following assumptions:

                                                        2004            2003
                                                        ----            ----

        Risk free interest rate                         3.36%           3.18%
        Stock volatility factor                         0.70            0.01
        Weighted average expected option life          4 years       1.45 years
        Expected dividend yield                         None            N/A




                             Prepared without audit.
                         See accountants' review report.

                            ROAMING MESSENGER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004




2. STOCK OPTIONS AND WARRANTS (Continued)

     The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows:

                                                      2004               2003
                                                   ------------      -----------
Net loss as reported                               $ (423,878)       $ ( 41,839)

Basic and diluted net loss per share as reported        (0.00)            (0.00)

Add:  Stock-based employee compensation
expense included in net reported loss,                      -                 -
net of related taxes

Deduct:  Stock-based employee
compensation expense determined under fair
value based method for all awards, net
of related taxes                                      (18,970)          ( 8,275)
                                                   ------------      -----------
Pro forma net loss                                 $ (442,848)       $ ( 50,114)
                                                   ============      ===========
Basic and diluted pro forma loss per share         $    (0.00)       $    (0.00)
                                                   ============      ===========

Warrants
--------

     On September 30, 2004,the Company has granted warrants to purchase 100,500 shares of common stocks at $0.10 per share for consulting services. These warrants expire on September 30, 2006, and were valued at $27,350.



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


Current Overview

         The Company has developed a proprietary solution called "Roaming Messenger" for delivering real-time actionable information to wired and wireless devices for homeland security, emergency response, military and enterprise applications. Unlike solutions based on existing messaging technology such as e-mail, text messaging, and voicemail, Roaming Messenger packages time-critical information into smart messages. These messages automatically roam throughout the wired and wireless worlds - from mobile devices to desktop PCs to central servers - tracking down people and obtaining responses in real-time.

         The Roaming Messenger product line is a new line from which the Company has not yet earned significant revenue. The Company has established a number of channel partners in several vertical markets, some of which are starting to generate revenue. We are targeting the Public Safety and Emergency Response industry where advanced real-time wireless messaging is a valuable addition to existing solutions. Roaming Messenger is primarily distributed via a Value-Added-Reseller ("VAR") or private labeled model where it is an add-on to existing solutions such as personnel scheduling, threat detection and response, and computer aided dispatch. The Company intends to focus on the Public Safety vertical market over the next few quarters by establishing more channel partners and VARs.

         In facilitating longer term strategic plans, the Company is engaged in early developments in the corporate enterprise application sector as well. Current deployments through channel partners include mobile roaming alerts for customer service and mobile field service applications. Exploratory opportunities are in automated process control, remote monitoring, mobile commerce and end-user messaging applications. All of these are expected to be significant market opportunities for the Roaming Messenger technology within the next 2 to 5 years.

         The Company generates most of its revenue from its wholly owned subsidiary, Warp 9, Inc. ("W9"), and financial statements for the Company and W9 are consolidated for reporting purposes. Roaming Messenger and W9 are housed in the same office as much of the technology and administrative infrastructure in the W9 operation is readily available to the Roaming Messenger operation. W9 currently offers two primary web-based e-commerce software products, Internet Commerce System and Email Marketing System, to the catalog and retail industry. These products were introduced for sale to the Business market before the development of the Roaming Messenger product and have been a source of revenue for W9 since 1999. Customers of these e-commerce products pay a recurring monthly fee for their access and use. A majority of the total revenues are recurring monthly revenue from e-commerce products. Every new customer is expected to increase the topline for at least several quarters. From an operational perspective the e-commerce product line is already profitable. Revenue from the past quarters has been relatively stable. The Company anticipates steady growth from the e-commerce products operation as a profit center without significant capital investment.

         The Company will continue to fulfill its working capital requirements through the sale of Common Stock. A majority of the investment proceeds will be allocated for the sales, marketing and technical support of the Roaming Messenger product line. The Company believes most of its rapid growth in revenue and shareholder value, if achieved, will come from the Roaming Messenger product line as the wireless industry continues to grow and more channel partners sell solutions with Roaming Messenger integrated in as their mobile messaging component.

         Our overarching growth strategy remains a three phase strategy. Phase I is the Homeland Security and Public Safety markets. Phase II is the enterprise markets for business process management and communication applications. Phase III is the consumer markets for application such as mobile commerce and mobile gaming.

         In executing our growth strategy, strategic acquisition of synergistic companies will be explored. Acquisition synergy shall be based on two primary factors (i) access to installed base of customers (ii) complementary product or service offerings.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THE SAME PERIOD IN 2003

         Total revenue for the three-month period ending September 30, 2004 was $309,704 as compared to $260,950 for the three-month period ending September 30, 2003.

         Operating expenses increased from $265,118 for the three months ended September 30, 2003 to $634,184 for the three months ended March 31, 2004. The large increase in operating expenses between the two periods is due to increased staff in sales and marketing as well as engineering. Primary sources of increase in operating expenses include: an increase of $85,657 in Research and Development expenses, and an increase of $277,574 in Selling and General and Administrative expenses.

         The $277,574 increase in Selling and General Administrative expenses includes $27,350 of non-cash expense for the issuance of warrants to business development consults for in lieu of cash payment for their services. The value of the warrants were determined using the Black Scholes model.

         Operating costs are expected to exceed revenue in the foreseeable future as the Company continues to increase sales and marketing efforts as well as increasing staff.

         For  the  three  months  ended   September  30,  2004,   the  Company's
consolidated net loss was ($423,878) as compared to a consolidated net loss of ($41,839) for the three months ended September 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash at September 30, 2004 of $1,115,854 as compared to cash of $1,495,102 as of June 30, 2004. The Company had net working capital (i.e. the difference between current assets and current liabilities) of $773,180 at September 30, 2004 as compared to a net working capital of $1,191,108 at June 30, 2004. Cash flow utilized by operating activities was ($360,193) for the three months ended September 30, 2004 as compared to cash utilized for operating activities of ($52,180) during the three months ended September 30, 2003. Cash flow used in investing activities was ($33,894) for the three months ended September 30, 2004 as compared to cash used in investing activities of ($10,817) during the three months ended September 30, 2003. Cash flow from financing activities was $14,839 for the three months ended September 30, 2004 as compared to cash provided by financing activities of $386,967 during the three months ended September 30, 2003.

         The Company will need to obtain additional operating capital to permit continuing execution of its business plan. The Company anticipates that it will obtain the additional working capital it requires through the private placement of Common Stock to domestic accredited investors pursuant to Regulation D of the Securities Act of 1933, as amended (the "Act"), or to offshore investors pursuant to Regulation S of the Act. There is no assurance that the Company will obtain the additional working capital that it needs through the private placement of Common Stock. The Company has incurred operating deficits since inception, which are expected to continue until its business model is fully developed.


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

PART II.  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On June 21, 2004, Michael Gilbert, a shareholder, filed a complaint with the Superior Court of the State of California for the County of Santa Barbara, for breach of contract, damages and specific performance relating to the removal of the restrictive legend on his unregistered shares in Roaming Messenger Inc. Mr. Gilbert accused the Company of refusing to permit him to remove the restrictive transfer legend on his unregistered shares under Rule 144 of the Securities Act of 1933, as amended. The Company and the Company's corporate counsel believe that Mr. Gilbert's claim is without merit and only a result of his misunderstanding of the Rule 144 process. At no time did the Company object or interfere with Mr. Gilbert's request for legend removal. The Company anticipates that this complaint will be resolved without lengthy litigation, but will vigorously defend the lawsuit until it is resolved.


ITEM 2. CHANGES IN SECURITIES

         In August 2004, the Company issued 125,000 shares of restricted and unregistered common stock as a result of a former employee exercising her stock options in accordance with the Company's Stock Option Plan. The gross proceeds of this exercise was $10,000.


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

(3) Incorporated by reference from the exhibits included with the Company's prior Report on Schedule 14F1 filed with the Securities and Exchange Commission, dated April 8, 2003.

(4) Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated May 30, 2003.

(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

         (1) Form 8-K, dated October 14, 2004, filed with the SEC reflecting the resignation of Brian Fox as Chief Technology Officer of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2004                 ROAMING MESSENGER, INC.

                                         By:  \s\ Jonathan Lei
                                         -------------------------------------
                                         Jonathan Lei, Chairman of the Board,
                                         Chief Executive Officer, President
                                         Chief Financial Officer, and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ Jonathan Lei                                 Dated: November 15, 2004
      --------------------------------------
    Jonathan Lei, Chairman of the Board,
    Chief Executive Officer, President
    Chief Financial Officer, and Secretary

By:  \s\ Louie Ucciferri                              Dated: November 15, 2004
     ---------------------------------------
    Louie Ucciferri, Director


By:  \s\ Tom Djokovich                                Dated: November 15, 2004
     ---------------------------------------
    Tom Djokovich, Director