Form 10QSB
period 2004-12-31
ROAMING MESSENGER INC
filed 2005-02-15
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED DECEMBER 31, 2004

                         Commission file number 0-13215
                                                -------

                             ROAMING MESSENGER, INC.
                        -------------------------------
             (Exact name of Registrant as Specified in its Charter)


   Nevada                                              30-0050402
--------------                                     -------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


            50 Castilian Dr. Suite A, Santa Barbara, California 93117
               (Address of principal executive offices) (Zip Code)

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

         As of February 15, 2005 the number of shares outstanding of the registrant's only class of common stock was 172,829,615.

         Transitional Small Business Disclosure Format (check one):

                                    Yes ________              No       X
                                                                 -------------

                                Table of Contents

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Balance Sheets as of December 31, 2004
         (unaudited) and June 30, 2004..................................... 4

         Statements of Operations for the Three Months and
         Six Months ended December 31, 2004
         and 2003 (unaudited).............................................. 5

         Statements of Cash Flows for the Six Months ended
         December 31, 2004 and 2003 (unaudited)............................ 6

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

Item 4.  Submission of Matters to a Vote of Security Holders............... 14

Item 5.  Other Information................................................. 14

Item 6.  Exhibits and Reports on Form 8-K.................................. 14

Signatures................................................................. 15

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ROSE, SNYDER & JACOBS
---------------------------------------------
A Corporation of Certified Public Accountants





                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                                 ACCOUNTING FIRM


To the Board of Directors
Roaming Messenger, Inc.
Santa Barbara, California


       We have reviewed the accompanying consolidated balance sheet of Roaming Messenger, Inc. and Subsidiary as of December 31, 2004 and the consolidated statements of operations for the three months and six months ended December 31, 2004 and 2003, and the consolidated statements of cash flows for the six months ended December 31, 2004 and 2003. All information included in these financial statements is the representation of the management of Roaming Messenger, Inc.

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

/s/Rose, Snyder & Jacobs

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

February 8, 2005

           ----------------------------------------------------------
          15821 Ventura Boulevard, Suite 490, Encino, California 91436
                  Phone: (818) 461-0600 * Fax: (818) 461-0610

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                                                  (Unaudited)
                                                                                  December 31,            June 30,
                                                                                      2004                  2004
                                                                                ---------------        --------------
CURRENT ASSETS
Cash                                                                            $      595,260         $ 1,495,102
Accounts receivable, net of allowance for doubtful account of $0                       132,627             116,407
Prepaids and other current assets                                                       32,000               9,944
                                                                                ---------------        --------------

TOTAL CURRENT ASSETS                                                                   759,887           1,621,453
                                                                                ---------------        --------------

PROPERTY & EQUIPMENT
Furniture, Fixtures & Equipment                                                         87,590              83,225
Computer Equipment                                                                     429,199             278,715
Commerce Server                                                                         50,048              50,048
Computer Software                                                                        4,748               3,535
Leasehold Improvements                                                                  42,194              42,194
                                                                                ---------------        --------------
                                                                                       613,779             457,717
Less: Accumulated depreciation & amortization                                         (302,305)           (261,370)
                                                                                ---------------        --------------

NET PROPERTY & EQUIPMENT                                                               311,474             196,347
                                                                                ---------------        --------------

OTHER ASSETS
Lease deposit                                                                           10,237               7,029
Other assets                                                                             2,714               2,503
                                                                                ---------------        --------------
TOTAL OTHER ASSETS                                                                      12,951               9,532
                                                                                ---------------        --------------

TOTAL ASSETS                                                                    $    1,084,312         $ 1,827,332
                                                                                ===============        ==============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                      $ 58,121            $ 24,892
Accrued liabilities                                                                     32,412              42,093
Officer salaries payable                                                               237,981             243,730
Staff salaries payable                                                                  70,671              46,499
Note payable                                                                            31,000              39,500
Current portion - obligations under capitalized leases                                  55,844              33,631
Stockholder Deposit                                                                     19,875
                                                                                ---------------

TOTAL CURRENT LIABILITIES                                                              505,904             430,345
                                                                                ---------------        --------------

LONG TERM LIABILITIES
Obligations under capitalized leases                                                   108,133              45,059
                                                                                ---------------        --------------

TOTAL LONG TERM LIABILITIES                                                            108,133              45,059
                                                                                ---------------        --------------

 TOTAL LIABILITIES                                                                     614,037             475,404
                                                                                ---------------        --------------

COMMITMENTS AND CONTINGENCIES, note 3

SHAREHOLDERS' EQUITY
Capital Stock                                                                          172,685             172,400
Additional Paid-in Capital                                                           3,975,866           3,871,738
Accumulated deficit                                                                 (3,678,276)         (2,692,210)
                                                                                ---------------        --------------

TOTAL SHAREHOLDERS' EQUITY                                                             470,275           1,351,928
                                                                                ---------------        --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $    1,084,312         $ 1,827,332
                                                                                ===============        ==============

                             Prepared without audit.
         See report of independent registered public accounting firm and notes to financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                            Three                 Six                Three                 Six
                                                          months ended         months ended        months ended        months ended
                                                          December 31,         December 31,        December 31,         December 31,
                                                              2004                 2004                2003                 2003
                                                        ---------------       --------------     ----------------       ------------

REVENUE                                                 $     307,228         $    616,932       $     193,176          $   454,126

COST OF REVENUE                                              (141,030)            (238,588)            (26,753)             (59,951)
                                                        ---------------       --------------     ----------------       ------------

  GROSS PROFIT                                                166,198              378,344             166,423              394,175

OPERATING EXPENSES
Selling, general and administrative expense                   637,312            1,130,687             294,069              509,847
Depreciation and amortization                                  21,777               40,472              13,931               26,814
Research and development                                       66,638              188,752              48,943               85,400
                                                        ---------------       --------------     ----------------       ------------

TOTAL OPERATING EXPENSES                                      725,727            1,359,911             356,943              622,061
                                                        ---------------       --------------     ----------------       ------------

OPERATING LOSS                                               (559,529)            (981,567)           (190,520)            (227,886)
                                                        ---------------       --------------     ----------------       ------------

OTHER INCOME (EXPENSES)
Interest income                                                 4,453                6,610               1,606                1,832
Interest expense                                               (7,110)             (11,107)             (4,457)              (9,156)
                                                        ---------------       --------------     ----------------       ------------

TOTAL OTHER INCOME (EXPENSES)                                  (2,657)              (4,497)             (2,851)              (7,324)
                                                        ---------------       --------------     ----------------       ------------

NET LOSS                                                $    (562,186)        $   (986,064)      $    (193,371)         $  (235,210)
                                                        ===============       ==============     ================       ============


BASIC AND DILUTED LOSS
  PER SHARE                                             $       (0.00)        $      (0.01)      $       (0.00)         $     (0.00)
                                                        ===============       ==============     ================       ============


WEIGHTED AVERAGE NUMBER
OF SHARES                                                 172,530,810          172,488,310         157,267,191          153,164,415
                                                        ===============       ==============     ================       ============

                             Prepared without audit.
         See report of independent registered public accounting firm and notes to financial statements.


                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                                                                      Six                   Six
                                                                                 months ended           months ended
                                                                                  December 31,          December 31,
                                                                                     2004                   2003
                                                                                ---------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $    (986,064)         $   (235,210)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                                          40,472                26,814
Warrants issued for services                                                           81,062                     -
Common stock issued for services                                                       17,000                     -
Decrease (increase) in account receivable                                             (16,220)                8,462
Decrease (increase) in prepaid and other assets                                       (24,545)               (8,550)
(Decrease) increase in accounts payable                                                33,229               (28,299)
(Decrease) increase in officer salaries payable                                        (5,749)               15,743
(Decrease) increase in other liabilities                                               14,491               (20,683)
                                                                                ---------------        ----------------

NET CASH USED IN OPERATING ACTIVITIES                                                (846,324)             (241,723)
                                                                                ---------------        ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Employee advances                                                                     (469)                    -
Purchase of property & equipment                                                      (48,596)              (16,196)
                                                                                ---------------        ----------------

NET CASH USED IN INVESTING ACTIVITIES                                                 (49,065)              (16,196)
                                                                                ---------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of costs                                                  6,352             1,164,987
Deposit for shares of common stock                                                     19,875                     -
Payments on notes payable                                                              (8,500)                    -
Payments on capitalized lease obligations                                             (22,180)              (12,072)
                                                                                ---------------        ----------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    (4,453)            1,152,915
                                                                                ---------------        ----------------

NET INCREASE (DECREASE) IN CASH                                                      (899,842)              894,996
                                                                                ---------------        ----------------


CASH AT BEGINNING OF PERIOD                                                         1,495,102                57,408
                                                                                ---------------        ----------------

CASH AT END OF PERIOD                                                           $     595,260           $   952,404
                                                                                ===============        ================

Supplementary disclosures:
 Interest paid                                                                  $      11,107           $     9,156
                                                                                ===============        ================

Capitalized leases contracted                                                   $     107,469           $    12,125
                                                                                ===============        ================


                             Prepared without audit.
         See report of independent registered public accounting firm and notes to financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004




1.   BASIS OF PRESENTATION AND GOING CONCERN

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K-SB for the year ended June 30, 2004.

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

     SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that statement. Options to purchase 0 and 865,994 shares of Roaming Messenger, Inc. were granted during the six months ended December 31, 2004 and 2003, respectively. The fair value of options granted, which have been estimated at $0 and $8,275, respectively, at the date of grant were determined using the Black-Scholes Option pricing model with the following assumptions:

                                                        2004            2003
                                                        ----            ----
        Risk free interest rate                         3.60%           3.18%
        Stock volatility factor                         0.40            0.40
        Weighted average expected option life          4 years         4 years
        Expected dividend yield                         None            None


                            Prepared without audit.
           See report of independent registered public accounting firm.

                    ROAMING MESSENGER, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004




2.   STOCK OPTIONS AND WARRANTS (Continued)

     The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows:

                                                   Three Months      Six Months         Three Months           Six Months
                                                     Ended             Ended               Ended                 Ended
                                                    December          December            December              December
                                                    31, 2004          31, 2004            31, 2003              31, 2003
                                                   ------------      -----------        ------------         -------------
Net loss as reported                               $ (562,186)      $ (986,064)         $  (193,371)          $  (235,210)

Basic and diluted net loss per share as reported        (0.00)           (0.01)               (0.00)                (0.00)

Add:  Stock-based employee compensation
expense included in net reported loss,                      -                                     -
net of related taxes

Deduct:  Stock-based employee
compensation expense determined under fair
value based method for all awards, net
of related taxes                                      (42,475)          (61,445)                (55)           $   (8,430)
                                                   ------------      -----------        -------------         -------------
Pro forma net loss                                 $ (604,661)      $(1,047,509)        $  (193,426)           $ (243,640)
                                                   ============      ===========        =============         =============
Basic and diluted pro forma loss per share         $    (0.00)      $    (0.00)         $     (0.00)           $    (0.00)
                                                   ============      ===========        =============         =============

     Warrants
     --------

     On December 31, 2004, the Company has granted warrants to purchase 271,000 shares of common stocks at $0.10 per share for consulting services. These warrants expire on December 31, 2006, and were valued at $53,712.


3.   COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is involved in claims and lawsuits that arise in the ordinary course of business. In the opinion of management, they are usually resolved without material adverse effects on the Company's financial position.

     The Company is also the defendant in a lawsuit where a shareholder is claiming breach of contract, damages and specific performance relating to the removal of the restrictive legend on his unregistered shares. The shareholder accused the Company of refusing to permit him to remove the restrictive transfer legend on his unregistered shares under Rule 144 of the Securities Act of 1933, as amended. The Company, based on the opinion of its legal counsel, believes that the claim is without merit. The Company will vigorously defend the lawsuit, and has not accrued any contingent liability with respect to this claim. The Company cannot estimate the range of potential loss, in the event of an unfavorable judgment.


                            Prepared without audit.
           See report of independent registered public accounting firm.

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

         The channel sales strategy has been validated to be an appropriate strategy for the Roaming Messenger product line. Roaming Messenger fundamentally enhances any business application by providing it with mobile messaging capabilities not available from any other vendor. The Company has committed to marketing Roaming Messenger as an integration and deployment platform for mobilizing business applications and using the channel sales model to achieve exponential revenue possibilities in multiple markets.

         During the quarter ended December 31, 2004, the Company has increased its sales and marketing department significantly compared to prior quarters. Business development with large potential channel partners are progressing at an acceptable pace. Feedback from the market during the last quarter has been incorporated into the product development path. With the current interest in the pipeline, the Company believes significant revenue is likely to be achieved over the next several quarters when the pipeline results in tangible orders as anticipated.

         During the quarter ended December 31, 2004, the Company filed two additional patent applications with the United States Patent and Trademark Office relating to implementation details of the Roaming Messenger technology. The Company intends to continue filing more patent applications to protect new technical developments as well as business methods of using this technology.

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

         The Company currently generates almost all of its revenue from its wholly owned subsidiary, Warp 9 Inc. ("W9"), and financial statements for the Company and W9 are consolidated for reporting purposes. Roaming Messenger and W9 are housed in the same office as much of the technology and administrative infrastructure in the W9 operation is readily available to the Roaming Messenger operations. W9 currently offers two primary web-based e-commerce software products, Internet Commerce System and Email Marketing System, to the catalog and retail industry. Customers of these e-commerce products pay a recurring monthly fee for their access and use of the system. A majority of the total revenues are recurring monthly revenue from e-commerce products. Every new customer is expected to increase the topline for at least several quarters. From an operational perspective the e-commerce product line is already profitable. Revenue from the past quarters has been relatively stable. The Company anticipates the e-commerce operation to function as a growing profit center without significant capital investment.

         The Company intends to continue to fulfill its working capital requirements through the sale of Common Stock. A majority of the investment proceeds will be allocated for the sales, marketing and technical support of the Roaming Messenger product line. The Company believes most of its rapid growth in revenue and shareholder value, if achieved, will come from the Roaming Messenger product line as the wireless industry continues to grow and more channel partners sell solutions with Roaming Messenger integrated in as their mobile messaging component.

         Our overarching growth strategy, with respect to the Roaming Messenger line, remains a three phase strategy. Phase I is the Homeland Security and Public Safety markets. Phase II is the enterprise markets for business process management and communication applications. Phase III is the consumer markets for application such as mobile commerce and mobile gaming.

         In executing our growth strategy, strategic acquisition of synergistic companies will be explored. Acquisition synergy shall be based on two primary factors: (i) access to install based of customers (ii) complementary product or service offerings.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2004 COMPARED TO THE SAME PERIOD IN 2003

         Total revenue for the three-month period ending December 31, 2004 was $307,228 as compared to $193,176 for the three-month period ending December 31, 2003. The increase of $114,052 was primarily due to the reselling of third party online marketing services.

         Operating expenses increased from $356,943 for the three months ended December 31, 2003 to $725,727 for the three months ended December 31, 2004. The large increase in operating expenses between the two periods is primarily due to sales and marketing staff as well as increased marketing expenses.

         The $725,727 operating expenses includes non-cash charges of (i) $17,000 of unregistered stock for engineering services (ii) $53,712 expense for the issuance of warrants to business development consultants in lieu of cash payment for their services. The value of the warrants was determined using the Black Scholes model.

         Operating costs are expected to exceed revenue in the foreseeable future as the Company continues to increase sales and marketing efforts as well as increasing staff.

         For  the  three  months  ended   December  31,  2004,   the   Company's
consolidated net loss was ($562,186) as compared to a consolidated net loss of ($193,371) for the three months ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash at December 31, 2004 of $595,260 as compared to cash of $1,495,102 as of June 30, 2004. The Company had net working capital (i.e. the difference between current assets and current liabilities) of $253,981 at December 31, 2004 as compared to a net working capital of $1,191,108 at June 30, 2004. Cash flow utilized by operating activities was ($846,324) for the six months ended December 31, 2004 as compared to cash utilized for operating activities of ($241,723) during the six months ended December 31, 2003. Cash flow used in investing activities was ($49,065) for the six months ended December 31, 2004 as compared to cash used in investing activities of ($16,196) during the six months ended December 31, 2003. Cash flow used by financing activities was ($4,453) for the six months ended December 31, 2004 as compared to cash provided by financing activities of $1,152,915 during the six months ended December 31, 2003.

         The Company will need to obtain additional operating capital to enable continuing execution of its business plan. The Company anticipates that it will obtain the additional working capital it requires through the private placement of Common Stock to domestic accredited investors pursuant to Regulation D of the

Securities Act of 1933, as amended (the "Act"), or to offshore investors pursuant to Regulation S of the Act. There is no assurance that the Company will obtain the additional working capital that it needs through the private placement of Common Stock. The Company has incurred operating deficits since inception, which are expected to continue until its business model is fully developed.


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

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On June 21, 2004, Michael Gilbert, a shareholder, filed a complaint with the Superior Court of the State of California for the County of Santa Barbara, for breach of contract, damages and specific performance relating to the removal of the restrictive legend on his unregistered shares in Roaming Messenger Inc. Mr. Gilbert accused the Company of refusing to permit him to remove the restrictive transfer legend on his unregistered shares under Rule 144 of the Securities Act of 1933, as amended. The Company and the Company's corporate counsel believe that Mr. Gilbert's claim is without merit. At no time did the Company object or interfere with Mr. Gilbert's request for legend removal. The Company anticipates that this complaint will be resolved, but will vigorously defend the lawsuit until it is resolved.

ITEM 2. CHANGES IN SECURITIES

         In November 2004, the Company issued 10,000 shares of restricted and unregistered common stock as in lieu of payment for consulting services.

         In December 2004, the Company issued 150,000 shares of restricted and unregistered Common Stock pursuant to the exercise of stock options by an employee with the Company's Stock Option Plan. The gross proceed of this exercise was $12,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT NO.                DESCRIPTION

         3.1      Articles of Incorporation (1)
         3.2      Bylaws (1)
         4.1      Specimen Certificate for Common Stock (1)
         4.2      Non-Qualified Employee Stock Option Plan (2)
         10.1 First Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (3)
         10.2 Second Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (4)
         10.3 Exchange Agreement and Representations for Shareholders of Warp 9, Inc.(3)
         31.1     Section 302 Certification
         32.1     Section 906 Certification
 -----------------
(1) Incorporated by reference from the exhibits included with the Company's prior Report on Form 10-KSB filed with the Securities and Exchange Commission, dated March 31, 2003.

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

         Form 8-K Report filed on October 14, 2004

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 15, 2005                 ROAMING MESSENGER, INC.

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


By:  \s\ Jonathan Lei                                 Dated: February 15, 2005
    --------------------------------------
    Jonathan Lei, Chairman of the Board,
    Chief Executive Officer, President
    Chief Financial Officer, and Secretary

By:  \s\ Louie Ucciferri                              Dated: February 15, 2005
     ---------------------------------------
    Louie Ucciferri, Director


By:  \s\ Tom Djokovich                                Dated: February 15, 2005
     ---------------------------------------
    Tom Djokovich, Director