Form 10QSB
period 2005-03-31
ROAMING MESSENGER INC
filed 2005-05-20
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2005

                         Commission file number 0-13215
                                   -----------

                             ROAMING MESSENGER, INC.
                  -------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


        Nevada                                            30-0050402
    --------------                                --------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


            50 Castilian Dr. Suite A, Santa Barbara, California 93117
               -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 683-7626
                       ----------------------------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(B) of the Act:


                                                       Name of Each Exchange On
Title of Each Class                                       Which Registered
--------------------                                   -------------------------
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

         As of May 1, 2005 the number of shares outstanding of the registrant's only class of common stock was 180,337,092.

         Transitional Small Business Disclosure Format (check one):

                                    Yes                      No     X
                                        --------------          ----------

                                Table of Contents

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Balance Sheets as of March 31, 2005 (unaudited)
         and June 30, 2004...................................................3

         Statements of Operations for the Three Months and
         Nine Months ended March 31, 2005 and 2004 (unaudited)...............4

         Statements of Cash Flows for the Nine Months ended
         March 31, 2005 and 2004 (unaudited).................................5

         Notes to Condensed Consolidated Financial Statements
         (unaudited).........................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................8

Item 3   Controls and Procedures.............................................12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................12

Item 2.  Changes in Securities...............................................13

Item 3.  Defaults upon Senior Securities.....................................13

Item 4.  Submission of Matters to a Vote of Security Holders.................13

Item 5.  Other Information...................................................14

Item 6.  Exhibits and Reports on Form 8-K....................................14

Signatures...................................................................15

PART I.    FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


ROSE, SNYDER & JACOBS
---------------------------------------------
A Corporation of Certified Public Accountants

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                                 ACCOUNTING FIRM

To the Board of Directors
Roaming Messenger, Inc.
Santa Barbara, California


       We have reviewed the accompanying consolidated balance sheet of Roaming Messenger, Inc. and Subsidiary as of March 31, 2005 and the consolidated statements of operations for the three months and nine months ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the nine months ended March 31, 2005 and 2004. All information included in these financial statements is the representation of the management of Roaming Messenger, Inc.

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

/s/Rose, Snyder & Jacobs
------------------------------
Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

May 12, 2005

           ----------------------------------------------------------
          15821 Ventura Boulevard, Suite 490, Encino, California 91436
                  Phone: (818) 461-0600 * Fax: (818) 461-0610

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                                                                          (Unaudited)
                                                                                           March 31,      June 30,
                                                                                            2005            2004
                                                                                        --------------  -------------
CURRENT ASSETS
 Cash                                                                                   $     636,678   $   1,495,102
 Accounts receivable, net of allowance for doubtful
  accounts of $30,000 and $20,000 respective1y                                                 72,355         116,407
 Prepaid expenses                                                                              24,624           9,944
                                                                                        --------------  -------------

    TOTAL CURRENT ASSETS                                                                      833,657       1,621,453
                                                                                        --------------  -------------

PROPERTY & EQUIPMENT
 Furniture, Fixtures & Equipment                                                               87,811          83,225
 Computer Equipment                                                                           429,729         278,715
 Commerce Server                                                                               50,000          50,048
 Computer Software                                                                              4,998           3,535
 Tenant Improvements                                                                           42,194          42,194
                                                                                        --------------  -------------
                                                                                              614,732         457,717
  Less: Accumulated depreciation & amortization                                              (325,193)       (261,370)
                                                                                        --------------  -------------

    NET PROPERTY & EQUIPMENT                                                                  289,539         196,347
                                                                                        --------------  -------------

OTHER ASSETS
 Lease deposit                                                                                 10,237           7,029
 Other assets                                                                                   4,260           2,503
                                                                                        --------------  -------------

    TOTAL OTHER ASSETS                                                                         14,497           9,532
                                                                                        --------------  -------------

      TOTAL ASSETS                                                                      $   1,137,693   $   1,827,332
                                                                                        ==============  =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                       $      91,855   $      24,892
 Accrued liabilities                                                                           81,573          42,093
 Officer salaries payable                                                                     237,981         243,730
 Staff salaries payable                                                                        49,813          46,499
 Note payable                                                                                  30,000          39,500
 Current portion - obligations under capitalized leases                                        50,661          33,631
                                                                                        --------------  -------------

    TOTAL CURRENT LIABILITIES                                                                 541,883         430,345
                                                                                        --------------  -------------

LONG TERM LIABILITIES
 Obligations under capitalized leases                                                         100,987          45,059
 Deposit - shareholder                                                                         19,875               -
                                                                                        --------------  -------------

    TOTAL LONG TERM LIABILITIES                                                               120,862          45,059
                                                                                        --------------  -------------

      TOTAL LIABILITIES                                                                       662,745         475,404
                                                                                        --------------  -------------

SHAREHOLDERS' EQUITY
 Capital Stock                                                                                178,736         172,400
 Additional Paid-in Capital                                                                 4,705,026       3,871,738
 Accumulated deficit                                                                       (4,408,814)     (2,692,210)
                                                                                        --------------  -------------

    TOTAL SHAREHOLDERS' EQUITY                                                                474,948       1,351,928
                                                                                        --------------  -------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $   1,137,693   $   1,827,332
                                                                                        ==============  =============

                            Prepared without audit.
        See report of independent registered public accounting firm and notes to condensed consolidated financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                          Three              Nine              Three              Nine
                                                        months ended     months ended        months ended     months ended
                                                      March 31, 2005     March 31, 2005    March 31, 2004    March 31, 2004
                                                     ----------------   ----------------  ----------------  ----------------

REVENUE                                              $        295,925   $        912,857  $        234,701  $        688,827

COST OF REVENUE                                               (92,593)          (331,181)          (25,088)          (85,039)
                                                     ----------------   ----------------  ----------------  ----------------

  GROSS PROFIT                                                203,332            581,676           209,613           603,788

OPERATING EXPENSES
 Selling, general and administrative expenses                 806,280          1,936,967           443,351           953,219
 Research and development                                      98,399            287,151           109,492           194,892
 Depreciation and amortization                                 22,889             63,361            15,153            41,946
                                                     ----------------   ----------------  ----------------  ----------------

    TOTAL OPERATING  EXPENSES                                 927,568          2,287,479           567,996         1,190,057
                                                     ----------------   ----------------  ----------------  ----------------

      OPERATING  LOSS                                        (724,236)        (1,705,803)         (358,383)         (586,269)
                                                     ----------------   ----------------  ----------------  ----------------

OTHER INCOME (EXPENSES)
 Interest income                                                1,257              7,867             2,194             4,026
 Interest expense                                              (7,473)           (18,580)           (3,433)          (12,589)
                                                     ----------------   ----------------  ----------------  ----------------

    TOTAL OTHER INCOME (EXPENSES)                              (6,216)           (10,713)           (1,239)           (8,563)
                                                     ----------------   ----------------  ----------------  ----------------

      NET LOSS                                       $       (730,452)  $     (1,716,516) $       (359,622) $       (594,832)
                                                     ================   ================  ================  ================

BASIC AND DILUTED LOSS
  PER SHARE                                          $          (0.00)  $          (0.01) $          (0.00) $          (0.00)
                                                     ================   ================  ================  ================

WEIGHTED AVERAGE
  NUMBER OF SHARES                                        173,305,432        172,756,708       167,747,115       157,989,963
                                                     ================   ================  ================  ================



                            Prepared without audit.
        See report of independent registered public accounting firm and notes to condensed consolidated financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Nine                   Nine
                                                                             months ended           months ended
                                                                            March 31, 2005         March 31, 2004
                                                                           ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                  $     (1,716,516)      $      (594,832)
 Adjustment to reconcile net loss to net cash
  used in operating activities:
 Depreciation and amortization                                                       63,823                41,946
 Warrants issued for services                                                       102,026
 Common stock issued for services                                                   259,173                40,000
 Decrease (increase) in account receivable                                          (55,948)              (25,261)
 Decrease (increase) in prepaid and other assets                                    (14,680)              (40,065)
(Decrease) increase in accounts payable                                              66,962                (6,245)
(Decrease) increase in officer salaries payable                                      (5,749)              (63,635)
(Decrease) increase in staff salaries payable                                         3,314
(Decrease) increase in other liabilities                                             34,515                (7,433)
                                                                           ----------------       ----------------

    NET CASH USED IN OPERATING ACTIVITIES                                        (1,263,080)             (655,525)
                                                                           ----------------       ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property & equipment                                                   (49,548)              (25,507)
                                                                           ----------------       ----------------

    NET CASH USED IN INVESTING ACTIVITIES                                           (49,548)              (25,507)
                                                                           ----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                                           478,338             2,312,047
 Deposit for shares of common stock                                                  19,875                     -
 Payment on note payable                                                             (9,500)               (4,500)
 Payments on capitalized lease obligations                                          (34,509)              (20,909)
                                                                           ----------------       ----------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                                       454,204             2,286,638
                                                                           ----------------       ----------------

      NET INCREASE (DECREASE) IN CASH                                              (858,424)            1,605,606


CASH AT BEGINNING OF PERIOD                                                       1,495,102                57,408
                                                                           ----------------       ----------------

CASH AT END OF PERIOD                                                      $        636,678       $     1,663,014
                                                                           ================       ================

Supplementary disclosures:
 Interest paid                                                             $         18,580       $        12,589
                                                                           ================       ================

Capitalized leases contracted:                                             $        107,467       $        12,125
                                                                           ================       ================



                            Prepared without audit.
        See report of independent registered public accounting firm and notes to condensed consolidated financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


1.   BASIS OF PRESENTATION AND GOING CONCERN

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K-SB for the year ended June 30, 2004.

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

     SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that statement. Options to purchase 1,200,000 and 2,465,994 shares of Roaming Messenger, Inc. were granted during the nine months ended March 31, 2005 and 2004, respectively. The fair value of options granted, which have been estimated at $65,030 and $60,982, respectively, at the date of grant were determined using the Black-Scholes Option pricing model with the following assumptions:

                                                        2005            2004
                                                        ----            ----

        Risk free interest rate                     3.36%-4.17%     3.18%-3.83%
        Stock volatility factor                      0.32-0.70          0.01
        Weighted average expected option life         4 years         4 years
        Expected dividend yield                        None             None


                             Prepared without audit.
           See report of independent registered public accounting firm

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


2.   STOCK OPTIONS AND WARRANTS (Continued)

     The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows:

                                                       Three Months      Nine Months       Three Months      Nine Months
                                                          Ended             Ended             Ended             Ended
                                                          March             March             March             March
                                                        31, 2005          31, 2005          31, 2004          31, 2004
                                                       ------------      ------------      ------------      -----------
Net loss as reported                                    $(730,452)       $(1,716,516)       $ (359,622)     $ (594,832)

Basic and diluted net loss per share as
reported                                                    (0.00)             (0.01)            (0.00)          (0.00)

Add:  Stock-based employee compensation
expense included in net reported loss,                          -                                    -
net of related taxes

Deduct:  Stock-based employee
compensation expense determined under fair
value based method for all awards,
net of related taxes                                       (4,456)           (13,368)          (14,402)        (22,832)
                                                        -----------      -----------        -------------    ------------

Pro forma net loss                                      $(734,908)       $(1,729,884)       $ (374,024)     $ (617,664)
                                                        ===========      ===========        =============    ============
Basic and diluted pro forma loss per share              $   (0.00)       $     (0.01)       $    (0.00)     $    (0.00)
                                                        ===========      ===========        =============    ============


     During the nine month period ended March 31, 2005 (ii) 1,200,000 options were granted at an exercise price of $0.17 per share, (ii) 6,787,500 previously granted options were cancelled and/or forfeited. As of March 31, 2005, total outstanding unexercised options are 1,934,994.

     Warrants
     --------

     On March 31, 2005, the Company granted warrants to purchase 201,000 shares of common stocks at $0.10 per share for consulting services. These warrants expire on March 31, 2007, and were valued at $20,964 using the Black-Scholes model.




                             Prepared without audit.
           See report of independent registered public accounting firm

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

         This Form 10-QSB may contain "forward-looking statements," as that term is used in federal securities laws, about Roaming Messenger, Inc.'s financial condition, results of operations and business. These statements include, among others:

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

         Management believes that the channel sales strategy is an appropriate strategy for the Roaming Messenger product line. Roaming Messenger fundamentally enhances any business application by providing it with mobile messaging capabilities not available from any other vendor. The Company has committed to marketing Roaming Messenger as an integration and deployment platform for mobilizing business applications and using the channel sales model to achieve exponential revenue possibilities in multiple markets.

         Business   development   with  large  potential   channel  partners  is
progressing at our anticipated pace. Feedback from the market during the last quarter has been incorporated into the product development path. With the current interest in the pipeline, the Company believes revenue is likely to increase over the next several quarters when the pipeline results in tangible orders as anticipated.

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

         Our overarching growth strategy, with respect to the Roaming Messenger line, remains a three phase strategy. Phase I is the Homeland Security and Public Safety markets. Phase II is the enterprise markets for business process management and communication applications. Phase III is the consumer markets for applications such as mobile commerce and mobile gaming.

         In executing our growth strategy, strategic acquisition of synergistic companies will be explored. Acquisition synergy is expected to be based on two primary factors: (i) access to an existing base of customers and (ii) complementary product or service offerings.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2005 COMPARED TO THE SAME PERIOD IN 2004

         Total revenue for the three-month period ending March 31, 2005 was $295,925 as compared to $234,701 for the three-month period ending March 31, 2004. The increase of $61,224 was primarily due to the reselling of third party online marketing services.

         The cost of revenue for the three-month period ending March 31, 2005 was 31% as compared to 11% for the three-month period ending March 31, 2004. This increase in cost of revenue was primarily due to the reselling of third party online marketing services.

         Operating expenses increased from $567,996 for the three months ended March 31, 2004 to $927,568 for the three months ended March 31, 2005. The increase in operating expenses between the two periods is primarily due increased in non-cash expenses for sales, marketing and advisory services.

         The $927,568 operating expenses includes non-cash charges of (i) $242,173 of unregistered stock for business development and advisory services, and (ii) $20,964 expense for the issuance of warrants to business development contractors in lieu of cash payment for their services. The value of the warrants was determined using the Black Scholes model.

         Operating costs are expected to exceed revenue in the foreseeable future as the Company continues to increase sales and marketing efforts as well as increasing staff.

         For the three months ended March 31, 2005, the Company's consolidated net loss was ($730,452) as compared to a consolidated net loss of ($359,622) for the three months ended March 31, 2004.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash at March 31, 2005 of $636,678 as compared to cash of $1,495,102 as of June 30, 2004. The Company had net working capital (i.e. the difference between current assets and current liabilities) of $291,774 at March 31, 2005 as compared to a net working capital of $1,191,108 at June 30, 2004. Cash flow utilized by operating activities was ($1,263,080) for the nine months ended March 31, 2005 as compared to cash utilized for operating activities of ($655,525) during the nine months ended March 31, 2004. Cash flow used in investing activities was ($49,548) for the nine months ended March 31, 2005 as compared to cash used in investing activities of ($25,507) during the nine months ended March 31, 2004. Cash flow provided by financing activities was $454,204 for the nine months ended March 31, 2005 as compared to cash provided by financing activities of $2,286,638 for the nine months ended March 31, 2004.

            On or about March 28, 2005, the Company ("RMI") entered into a Securities Purchase Agreement, Periodic Investment Agreement, and Registration Rights Agreement (collectively, the "Agreement") with Wings Fund, Inc. pursuant to which Wings Fund, Inc. agreed to purchase up to $3,500,000 worth of the common stock of RMI (the "Common Stock"). At the closing on March 28, 2005 (the "Closing Date"), Wings Fund, Inc. purchased 5,000,000 shares of Common Stock for a purchase price of $500,000. The remaining $3,000,000 will be funded by Wings Fund, Inc. at RMI's discretion in monthly increments of up to $250,000 (the

"Monthly Purchases") within twelve months after a registration statement for the Common Stock has been declared effective by the Securities and Exchange Commission. The price per share of the Common Stock for the Monthly Purchases will be 60% of the volume weighted average price ("VWAP") of the Common Stock as quoted by Bloomberg, LP over the twenty (20) trading days prior to the date of each Monthly Purchase.

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


PART II.  - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

         On June 21, 2004, one of our shareholders filed a lawsuit against us in California Superior Court in Santa Barbara, California, alleging that we did not process the shareholder's request for the removal of the restrictive transfer legend on the shareholder's stock pursuant to Rule 144 of the Securities Act of 1933, as amended. We answered the complaint, asserting that we did not in any way impair the processing of the shareholder's request for legend removal and that we did not violate any of our duties. We never objected or interfered with his request or its processing by the transfer agent, and did not believe that his case had any merit. In March 2005, the plaintiff dismissed the lawsuit with prejudice. In consideration for the dismissal, a general release of all claims by both parties, and as a resolution to a separate dispute regarding a consulting agreement between the Company and the shareholder, we agreed to (i) pay the plaintiff $18,000, $3,000 in cash upon settlement, and issuance of an unsecured promissory note in the principal amount of $15,000, payable $1,000 per month until maturity and (ii) issued 424,000 shares of our common stock to the plaintiff.


Item 2. CHANGES IN SECURITIES

         During the quarter ended March 31,2005, the Company issued 1,051,589 shares to 4 individuals as compensation for services rendered to the Company. The shares were valued at the market price of the Company's common stock at the time of issuance ranging from $0.20 to $0.30 per share.

      On or about March 28, 2005, the Company ("RMI") entered into a Securities Purchase Agreement, Periodic Investment Agreement, and Registration Rights Agreement (collectively, the "Agreement") with Wings Fund, Inc. pursuant to which Wings Fund, Inc. agreed to purchase up to $3,500,000 worth of the common stock of RMI (the "Common Stock"). At the closing on March 28, 2005 (the "Closing Date"), Wings Fund, Inc. purchased 5,000,000 shares of Common Stock for a purchase price of $500,000. The remaining $3,000,000 will be funded by Wings Fund, Inc. at RMI's discretion in monthly increments of up to $250,000 (the "Monthly Purchases") within twelve months after a Registration Statement on Form SB-2 or other appropriate form (the "Registration Statement") covering the Common Stock purchased and to be purchased by Wings Fund, Inc. pursuant to the Agreement is declared effective by the Securities and Exchange Commission. The price per share of the Common Stock for the Monthly Purchases will be 60% of the volume weighted average price ("VWAP") of the Common Stock as quoted by Bloomberg, LP over the twenty (20) trading days prior to the date of each Monthly Purchase. VWAP will be calculated by adding the dollar value of each transaction in RMI's Common Stock (price times number of shares traded), divided by the total volume of shares of Common Stock traded for the trading day. There will be a minimum of twenty (20) trading days between Monthly Purchases. RMI filed the Registration Statement (the "Filing Date"). RMI will use its best efforts to cause the Registration Statement to become effective within one hundred twenty (120) days from the Filing Date (the "Effective Date"). If the Registration Statement has not been declared effective by the Effective Date, RMI will be liable to Wings Fund, Inc. for liquidated damages in the amount of 200,000 shares of Common Stock for every thirty (30) day period the Registration Statement has not been filed or declared effective, as the case may be.

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

         Form 8-K Report filed on March 30, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2005                       ROAMING MESSENGER, INC.

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


By:  \s\ Jonathan Lei                                       Dated: May 14, 2005
      --------------------------------------
    Jonathan Lei, Chairman of the Board,
    Chief Executive Officer, President
    Chief Financial Officer, and Secretary

By:  \s\ Louie Ucciferri                                    Dated: May 14, 2005
     ---------------------------------------
    Louie Ucciferri, Director


By:  \s\ Tom Djokovich                                      Dated: May 14, 2005
     ---------------------------------------
    Tom Djokovich, Director