Form 10QSB/A
period 2005-03-31
ROAMING MESSENGER INC
filed 2005-05-27
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1


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

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                                                                          (Unaudited)
                                                                                           March 31,      June 30,
                                                                                            2005            2004
                                                                                        --------------  -------------
CURRENT ASSETS
 Cash                                                                                   $     636,678   $   1,495,102
 Accounts receivable, net of allowance for doubtful

  accounts of $30,000 and $20,000 respective1y                                                172,355         116,407

 Prepaid expenses                                                                              24,624           9,944
                                                                                        --------------  -------------

    TOTAL CURRENT ASSETS                                                                      833,657       1,621,453
                                                                                        --------------  -------------

PROPERTY & EQUIPMENT
 Furniture, Fixtures & Equipment                                                               87,811          83,225
 Computer Equipment                                                                           429,729         278,715
 Commerce Server                                                                               50,000          50,048
 Computer Software                                                                              4,998           3,535
 Tenant Improvements                                                                           42,194          42,194
                                                                                        --------------  -------------
                                                                                              614,732         457,717
  Less: Accumulated depreciation & amortization                                              (325,193)       (261,370)
                                                                                        --------------  -------------

    NET PROPERTY & EQUIPMENT                                                                  289,539         196,347
                                                                                        --------------  -------------

OTHER ASSETS
 Lease deposit                                                                                 10,237           7,029
 Other assets                                                                                   4,260           2,503
                                                                                        --------------  -------------

    TOTAL OTHER ASSETS                                                                         14,497           9,532
                                                                                        --------------  -------------

      TOTAL ASSETS                                                                      $   1,137,693   $   1,827,332
                                                                                        ==============  =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                       $      91,855   $      24,892
 Accrued liabilities                                                                           81,573          42,093
 Officer salaries payable                                                                     237,981         243,730
 Staff salaries payable                                                                        49,813          46,499
 Note payable                                                                                  30,000          39,500
 Current portion - obligations under capitalized leases                                        50,661          33,631
                                                                                        --------------  -------------

    TOTAL CURRENT LIABILITIES                                                                 541,883         430,345
                                                                                        --------------  -------------

LONG TERM LIABILITIES
 Obligations under capitalized leases                                                         100,987          45,059
 Deposit - shareholder                                                                         19,875               -
                                                                                        --------------  -------------

    TOTAL LONG TERM LIABILITIES                                                               120,862          45,059
                                                                                        --------------  -------------

      TOTAL LIABILITIES                                                                       662,745         475,404
                                                                                        --------------  -------------

SHAREHOLDERS' EQUITY
 Capital Stock                                                                                178,736         172,400
 Additional Paid-in Capital                                                                 4,705,026       3,871,738
 Accumulated deficit                                                                       (4,408,814)     (2,692,210)
                                                                                        --------------  -------------

    TOTAL SHAREHOLDERS' EQUITY                                                                474,948       1,351,928
                                                                                        --------------  -------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $   1,137,693   $   1,827,332
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

Dated: May 25, 2005                       ROAMING MESSENGER, INC.

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


By:  \s\ Jonathan Lei                                       Dated: May 25, 2005
      --------------------------------------
    Jonathan Lei, Chairman of the Board,
    Chief Executive Officer, President
    Chief Financial Officer, and Secretary

By:  \s\ Louie Ucciferri                                    Dated: May 25, 2005
     ---------------------------------------
    Louie Ucciferri, Director


By:  \s\ Tom Djokovich                                      Dated: May 25, 2005
     ---------------------------------------
    Tom Djokovich, Director