Form 10KSB/A
period 2004-06-30
ROAMING MESSENGER INC
filed 2005-08-10
CIK 743758

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
                             -----------------------
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

                                 (805) 683-7626
                                 --------------
               Registrant's telephone number, including area code

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

There were 172,399,615 shares outstanding of the registrant's Common Stock as of August 31, 2004.

                                TABLE OF CONTENTS

10KSB
PART I.....................................................................   1
ITEM 1.....................................................................   1
ITEM 2.....................................................................   6
ITEM 3.....................................................................   6
ITEM 4.....................................................................   7
PART II....................................................................   8
ITEM 5.....................................................................   8
ITEM 6.....................................................................   9
ITEM 7.....................................................................  11
ITEM 8.....................................................................  28
ITEM 8A....................................................................  28
PART III...................................................................  28
ITEM 9.....................................................................  28
ITEM 10....................................................................  31
ITEM 11....................................................................  34
ITEM 12....................................................................  35
ITEM 13....................................................................  35
ITEM 14....................................................................  36
SIGNATURES.................................................................  37
CERTIFICATIONS.............................................................  38

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

General


We are a software company and have developed a proprietary system that enables software programs and other business applications to connect to wired and wireless devices, such as cellular phones, computers and personal digital assistants. This system, known as the Roaming Messenger Platform, serves as a gateway to the mobile world for a variety of software programs and other business applications such as those used in emergency response, homeland security, logistics, healthcare and financial services.

The Roaming Messenger Platform allows applications to send out smart messages, or "messengers," to mobile devices. Unlike regular e-mail messages, these software messengers are encrypted, and have the ability to roam automatically among mobile devices, trying to get the attention of the user, confirm receipt, deliver interactive content, and transmit real-time responses back to the sending application. They also have the ability to move independently to alternative recipients in an organization's chain of command if the originally intended recipient does not respond in a timely fashion.

For example, a software messenger may try to locate a person on his or her computer, and, if there is no response, move to that person's cellular phone, and subsequently move to that person's personal digital assistants. If still unanswered, the messenger will travel automatically to the next person with authority to act on the message, such as the superior of the originally intended recipient.

We have generated only minimal revenues from the Roaming Messenger Platform. To date, almost all of our revenues have been generated by Warp 9, Inc., our wholly-owned subsidiary, that offers web-based e-commerce software products and services to the catalog and direct marketing industry. However, in the future, we believe that a large majority of our revenues will come from the sale of our Roaming Messenger technology.


Roaming Messenger Product Line


We offer a range of gateway servers configured to meet the various mobile communication demands of users and organizations. All the necessary Roaming Messenger software is pre-installed in the Gateway Appliances for instant integration and deployment. We also offer a hosted version of the Roaming Messenger system where customers can pay a monthly fee to access the capabilities of Roaming Messenger without large upfront fees.


The entire Roaming Messenger software suite is available for licensing to strategic VAR and OEM partners for creating customized or private labeled Roaming Messenger systems.

Applications For Roaming Messenger


Emergency Response.

We believe that Roaming Messenger can be the mobile messaging extension for any Emergency Response Management system in automating the notification, authorization, and deployment of an Emergency Response Team. For example, a response team can be dynamically assembled by sending off a Roaming Messenger to the mobile devices of Emergency Managers, informing them of the situation and requesting authorization to deploy a Response Team. After receiving authorization, Roaming Messenger could then proceed to all selected Tier 1 First Responders, get their acknowledgment and also deliver the emergency incident report.


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


Manufacturing.

For manufacturing businesses, reaching the right people at the right time and monitoring and assessing critical information from production lines and security systems can significantly reduce costs and improve employee safety. Roaming Messenger can be integrated to any manufacturing monitoring system to deliver actionable notifications regarding equipment failures, security breaches, chemical spills, and other critical events to responsible technicians, as well as keep plant managers informed of situation progress and resolution.


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

Marketing Strategy


We intend to enhance, promote and support the idea that Roaming Messenger is the most compelling and efficient solution available in the marketplace for mobile messaging. In order to create a favorable environment for sales, we plan to undertake advertising and promotion efforts. These efforts will be outsourced and will require the services of an advertising firm and public relations firm. We plan to interview various firms and select those most capable of assisting us with comprehensive advertising and promotion plans. We have recently commenced building out our marketing department staff to accelerate these efforts. We have not yet determined the potential costs of our marketing strategy.

We will continue to invest in small test campaigns before committing to large promotions or marketing campaigns. Our overall marketing strategy is a three pronged approach.

      o First, we will market to channel sales partners in our target markets. Channel partners are application developers and system integrators who we believe can benefit from integrating Roaming Messenger into their products or solutions to fulfill their mobile messaging requirements.

      o Second, we will execute direct marketing campaigns to potential end users of our technology and make them aware of the capabilities of our technology.

      o Third, we will execute direct marketing campaigns to multiple market segments to see what other markets have an immediate interest for Roaming Messenger technology. Once a new market is determined to be a hot market, then we shall execute the First and Second prong of our three-pronged strategy on that new market.

Sales Strategy


We currently have limited number of customers, which generate nominal revenue. We intend to aggressively promote the Roaming Messenger product in the United States. We intend to pursue international sales after establishing sales in the domestic marketplace. Our management has identified the following primary target market segments for the Roaming Messenger solution:


o Homeland Security
o Emergency Response, Public Health and Safety
o Military and Defense
o Enterprises
o Wireless Carriers

Distribution Channels


Roaming Messenger is a mobile messaging component with applications in many markets. We intend to sell and license the Roaming Messenger products to system integrators and application developers in markets such as Homeland Security, Emergency Response, Military and Enterprise Automation. We intend to sell Roaming Messenger through channel partners and value-added resellers (VARs) who are established in their respective vertical markets.

Sources of Revenue

Our management believes that most of our revenues will come from the licensing of our Roaming Messenger product, customer training and support, and software upgrades to application developers and system integrators.

We have decided to use a deployment pricing model for the gateway server version of Roaming Messenger based on the number of users enabled to send and receive Roaming Messengers. Customers will be asked to pay a one-time license fee for each user that is activated for Roaming Messenger communication. Customers will then be invited to subscribe to an ongoing service plan (optional) that would provide training, support, maintenance and software upgrades.

On the hosted, or subscription model, customers pay a monthly fee to us for access to a Roaming Messenger system hosted and managed by us. The monthly fee is assessed based on the number of users in the customer's Roaming Messenger deployment, and on monthly message volume. The hosted version of Roaming Messenger is in essence a messaging service infrastructure for applications that are integrated into it.


Proprietary Technology


Our intellectual property portfolio consists of the following patent applications, which are pending:

Self Contained Business Transaction Capsules

A self-contained business transaction capsule, or eCapsule, is a small electronic capsule that contains all the necessary data and logic to complete a business transaction. The eCapsule is a "thin" and "lightweight" small computer-readable file that is device independent. The eCapsule allows a business, for example, to encapsulate an individual product or offer into an intelligent object that is capable of completing entire transactions. The eCapsule includes data about the product or service being provided, such as the product price, a textual description, or options of the product or service (a transaction description). The eCapsule also includes transaction logic or business logic capable of completing the transaction, such as billing and shipping information, order routing information, order status information, shipping status information, and any other transaction rules necessary to process the transaction. Moreover, the eCapsule is adapted to be broadcasted to, and stored on, a portable electronic device, such as a mobile wireless-enabled device, like a cellular telephone, a personal digital assistant (PDA) or a laptop computer. The application for this patent was filed on January 2, 2001.

Utilizing Mobile Devices as a Communication Proxy for Non-Connected Terminals

This invention is a method and system in which terminals, appliances and machines without dedicated Internet connections can complete Internet based transactions by piggy-backing on the connection of the user's handheld device. An example of an application of this invention is a vending machine that can conduct electronic wireless payments without having an internal wireless device that communicates with a server on the Internet. Existing solutions require the vending machine to be equipped with an internal cell phone. Using this invention, the vending machine can communicate with the consumer's handheld device via Infrared or Bluetooth and simply uses the handheld device as the conduit to the Internet for remote payment processing. This invention also covers many other applications including secured doorways, factory floors and smart data acquisition sensors. The application for this patent was filed on February 21, 2002.

Competition


The market for our products and services is becoming increasingly competitive. The widespread adoption of open standards may make it easier for new market entrants and existing competitors to introduce products that compete against ours. We believe that we will compete primarily on the basis of our unique ability to encapsulate data and logic into smart software messengers that can travel automatically among user devices, track down users, deliver interactive content, and bring decisions and data back to business applications in real-time. Because we are smaller than most of our competitors, we believe that we can be more attentive to the needs of our customers than some of our competitors. As a provider of next-generation mobile data technology, we assess potential competitors based primarily on the functionality of their products and the range of services offered by them, the security and scalability of their product architecture, their customer base and geographic focus and their capitalization and other resources.

Our potential competitors may be found among various industries, including:

         Mobile Access Gateway Vendors And Messaging Solution Providers: companies in this category include Openwave Systems, 724 Solutions, LogicaCMG, Comverse, Materna, Nokia and Ericsson.

         Alerts Focused Businesses: companies in this area include Xiam, First Hop, Materna, and Infospace. These companies are competitive in the time-critical communication application of our technology.

Our competitors have established, and may establish in the future, strategic relationships among themselves or with third parties to increase their ability to address the needs of our current and prospective customers. Through these relationships or independently, current and potential competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products to both our existing customers and our potential customers. There can be no assurance that we will be able to compete successfully with existing or new competitors many of which have greater financial resources, greater name recognition, more management experience, and longer operating histories than we have.

Other Products and Services

Our wholly owned subsidiary, Warp 9 Inc., offers two primary web-based e-commerce software products to the catalog and direct marketing industry.

Warp 9 ICS.

The Warp 9 ICS is a proprietary and extensible software system that enables catalogers and retailers to expand their operation to the Internet with minimal investment, overhead and risk. A business does not need to invest in new hardware or software in order to utilize the Warp 9 ICS, because the products is offered as a fully managed online catalog solution that includes hosting at our datacenter. As a total solution, Warp 9 offers project management, development and integration into a customer's existing business processes. We charge our customers a monthly subscription fee to the Warp 9 ICS product using an application service provider ("ASI") model. There are various package levels for the Warp 9 ICS product. Customers pay anywhere from $1,000/month to $14,000/month depending on the size of their system configuration and monthly sales volume through ICS.

Warp 9 EMS.

Warp 9 EMS is a web-based e-mail campaign and list management system designed for high performance and reliability. EMS's sophisticated technology will allow markets to send targeted e-mail campaigns that help grow, retain and maximize the lifetime value of their customers. Through content personalization and list segmentation, campaign efforts will result in higher response rates, higher conversion rates and improved customer loyalty. Warp 9 EMS enables unprecedented response rates that are not achievable through traditional forms of direct marketing. EMS customers typically pay anywhere from $100/month to $2,000/month depending the size of their e-mail list and monthly volume on outgoing e-mails. Most ICS customers also purchase EMS to complement their online commerce strategy.

Professional Services

Most customers of Warp 9 ICS and Warp 9 EMS are not technology companies and have very little internal expertise in the areas of e-commerce, online marketing and web technologies. To provide a complete solution to our customers, we also offering professional services to help our customers maximize the use of our technology or other online e-commerce technologies and services in general. Professional services includes but not limited to e-commerce web page template development, custom system configuration, graphics design, integration to backend business systems and management of 3rd party online service.

Revenue Model

We charge our customers a monthly subscription fee to the Warp 9 ICS and Warp 9 EMS products using an ASP model. Over half of Warp 9's revenues are from the ICS product which continues to be a growing product for Warp 9. EMS is a smaller revenue-generating product and usually sold to customers already on the ICS product. For the fiscal year ended, June 30, 2004, monthly fee from web products and associated service fees account for 97% of the Company's total revenues, professional services account for 20% and the remaining 5% of total revenues are from resale of third party products and services.



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

Current Overview


We are a software company and have developed a proprietary system that enables software programs and other business applications to connect to wired and wireless devices, such as cellular phones, computers and personal digital assistants. This system, known as the Roaming Messenger Platform, serves as a gateway to the mobile world for a variety of software programs and other business applications such as those used in emergency response, homeland security, logistics, healthcare and financial services.

We have recently rolled out an improved version of the Roaming Messenger Platform which is being offered as a standalone server product or a hosted service. We expect to sell and license the Roaming Messenger product to system integrators and application developers in markets such as emergency response services, the military and private businesses. For example, we might sell a Roaming Messenger Gateway server to a systems integrator that is designing an emergency alert and notification system. We plan to sell Roaming Messenger through channel partners and value-added resellers (VARs) who are established in their respective vertical markets.

For the year ended June 30, 2004, we focused our efforts primarily on product refinement and market development of the Roaming Messenger product. We have forged a number of partnerships with small to medium sized companies in the Homeland Security and Public Safety sector. While we have validated the need for the unique capabilities of Roaming Messenger in these markets, significant revenue has yet to be derived, due to minimal sales and marketing efforts. Also, it took much longer than anticipated for federal funds to flow into the information technology procurement departments of government and public safety agencies to which most of our channel partners sell.

A large part of our investment capital was used for product development and infrastructure build-out during the year ended June 30, 2004. However, this will shift more towards sales, marketing and business development for the upcoming fiscal year ending June 30, 2005. The homeland security and public safety markets are still our primary markets as we are beginning to see increased information technology spending at the state and local government level. While Roaming Messenger is a horizontal product with application in many markets, our primary sales and marketing strategy continues to be vertically focused. We will execute various low-cost horizontal marketing programs, concurrently, to identify new opportunities in non-primary vertical markets - such as healthcare or enterprise markets.

Our growth strategy consists of three phases:

     o During Phase I we will focus our marketing efforts on the Homeland Security and Public Safety markets
     o During Phase II we will focus on the enterprise markets for business process management and communication applications.
     o During Phase III we will focus on the consumer markets for application such as mobile commerce and mobile gaming.

In executing our growth strategy, strategic acquisition of synergistic companies may be explored. When decide on potential acquisition candidates, we will consider whether the candidate offers (i) access to customers and (ii) complementary products or services.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the estimated recoverable amounts of trade accounts receivable, impairment of long-lived assets, revenue recognition and deferred tax assets. We believe the following critical accounting policies require its more significant judgment and estimates used in the preparation of the financial statements.

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of our trade accounts receivable balances. If we determine that the financial conditions of any of our customers deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

We follow the provisions of Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" for revenue recognition and SAB 104. Under Staff Accounting Bulletin 101, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

Income taxes are accounted for under the asset and liability method. Under this method, to the extent that we believe that the deferred tax asset is not likely to be recovered, a valuation allowance is provided. In making this determination, we consider estimated future taxable income and taxable timing differences expected to reverse in the future. Actual results may differ from those estimates.

Results of Operations for the Years Ended June 30, 2003 and 2004

Total revenue for the twelve month period ended June 30, 2004 increased by $50,040 to $953,772 from $899,732 in the prior year. Revenue was derived principally from our Warp 9 Inc. subsidiary. The increase in revenue was the result of an increase in Warp 9 Inc.'s clients and products upgrades.

Total costs and expenses for the twelve month period ended June 30, 2004 increased by $682,490 from $1,299,313 in 2003 and consisted primarily of selling, general and administrative expenses and also include research and development expenses and depreciation.

Selling, general and administrative expenses increased by $474,972 during the twelve months ended June 30, 2004 to $1,474,106 from $999,135 in the prior year. The increase in selling, general and administrative expenses were the primarily caused by the increased of (i) $84,664 investor relations services, (ii) $18,284 bad debts expenses, (ii) $45,995 legal fees, (iii) $61,939 payments to business consultants and (iv) $225,583 increased salary expenses as the result of hiring additional staff. General and administrative expenses for the year ended June 30, 2004 included $132,917 of non-cash expenses of stock option, and stock compensation in lieu of payment to our consultants and employees. Expense related to depreciation were $60,231 for the twelve months ended June 30, 2004 as compared to $49,162 for the prior year, and interest expense was $15,031 for the twelve months ended June 30, 2004 as compared to $24,467 in the prior year.

Research and development expenses increased by $170,057 during the twelve months ended June 30, 2004 to $315,061 from $145,004. A majority of the increase occurred in the latter six months as the technical staff grew.

For the twelve months ended June 30, 2004, our consolidated net loss was $1,035,945 as compared to a consolidated net loss of $424,047 for the twelve months ended June 30, 2003.

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

ITEM 7. FINANCIAL STATEMENTS OF ROAMING MESSENGER, INC.

                             ROAMING MESSENGER, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS

                                      PAGE

Report of Independent Auditors..........................................     12

Consolidated Balance Sheets.............................................     13

Consolidated Statements of Operations...................................     14

Consolidated Statements of Changes in Shareholders' Deficits............     15

Consolidated Statements of Cash Flows ..................................     16

Notes to Consolidated Financial Statements .............................  17-27

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

                    /s/Rose, Snyder & Jacobs
                    ------------------------
                    Rose, Snyder & Jacobs
                    A Corporation of Certified Public Accountants

                    Encino, California
                    September 10, 2004

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2004 AND 2003

                                                                       2004             2003
                                                                   -----------      -----------
CURRENT ASSETS
Cash                                                               $ 1,495,102      $    57,408
Accounts receivable, net of allowance for doubtful account of                                --
 $20,000 and $0                                                        116,407           76,898
Prepaids and other current assets                                        9,944           32,860
                                                                   -----------      -----------
TOTAL CURRENT ASSETS                                                 1,621,453          167,166
                                                                   -----------      -----------
PROPERTY & EQUIPMENT, notes 3 and 4
Furniture, Fixtures & Equipment                                         83,225           75,658
Computer Equipment                                                     278,715          152,023
Commerce Server                                                         50,048           50,000
Computer Software                                                        3,535            3,535
Leasehold Improvements                                                  42,194           42,194
                                                                   -----------      -----------
                                                                       457,717          323,410
Less: Accumulated depreciation & amortization                         (261,370)        (200,770)
                                                                   -----------      -----------
 NET PROPERTY & EQUIPMENT                                              196,347          122,640
                                                                   -----------      -----------
OTHER ASSETS
Lease deposit                                                            7,029            7,029
Other assets                                                             2,503            2,261
                                                                   -----------      -----------
 TOTAL OTHER ASSETS                                                      9,532            9,290
                                                                   -----------      -----------
  TOTAL ASSETS                                                     $ 1,827,332      $   299,096
                                                                   ===========      ===========


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                   $    24,892      $    45,399
Accrued liabilities                                                     42,093           42,042
Officer salaries payable                                               243,730          307,366
Staff salaries payable                                                  46,499           23,447
Note payable, note 4                                                    39,500           50,000
Current portion - obligations under capitalized leases, note 3          33,631           15,348
                                                                   -----------      -----------
 TOTAL CURRENT LIABILITIES                                             430,345          483,602
                                                                   -----------      -----------
LONG TERM LIABILITIES
Obligations under capitalized leases, note 3                            45,059           17,345
                                                                   -----------      -----------
 TOTAL LONG TERM LIABILITIES                                            45,059           17,345
                                                                   -----------      -----------
  TOTAL LIABILITIES                                                    475,404          500,947
                                                                   -----------      -----------
COMMITMENTS AND CONTINGENCIES, note 9

SHAREHOLDERS' DEFICIT, note 7
Capital Stock                                                          172,400          147,912
Additional Paid-in Capital                                           3,871,738        1,306,502
Accumulated deficit                                                 (2,692,210)      (1,656,265)
                                                                   -----------      -----------
 TOTAL SHAREHOLDERS' DEFICIT                                         1,351,928         (201,851)
                                                                   -----------      -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                      $ 1,827,332      $   299,096
                                                                   ===========      ===========

See independent auditors' report and notes to consolidated financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


                                                                     2004               2003
                                                                -------------      -------------
REVENUE, notes 2 and 10                                         $     953,772      $     899,732

Cost of revenue, note 2                                               132,404            106,011
Selling, general and administrative expenses, notes 7 and 8         1,474,106            999,135
Depreciation and amortization                                          60,231             49,162
Research and development                                              315,061            145,004
                                                                -------------      -------------
 TOTAL COSTS AND EXPENSES                                           1,981,802          1,299,312
                                                                -------------      -------------
  OPERATING LOSS                                                   (1,028,030)          (399,580)
                                                                -------------      -------------
OTHER INCOME (EXPENSES)
Interest income                                                         7,116                 --
Interest expense                                                      (15,031)           (24,467)
                                                                -------------      -------------
 TOTAL OTHER INCOME (EXPENSES)                                         (7,915)           (24,467)
                                                                -------------      -------------
  NET LOSS                                                      $  (1,035,945)     $    (424,047)
                                                                =============      =============

Basic and diluted loss per share                                $       (0.01)     $       (0.00)
                                                                =============      =============
Weighted average number of shares                                 161,432,015        133,280,601
                                                                =============      =============



See independent auditors' report and notes to consolidated financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                      Additional
                                                       Common         Paid-in        Accumulated
                                       Shares           Stock          Capital          Deficit            Total
                                     -----------     -----------     -----------      -----------      -----------
Balance, July 1, 2002                128,944,924     $   128,945     $   968,628      $(1,232,218)     $  (134,645)

Issuance of common stock, note 7       4,363,013           4,363         344,598               --          348,961

Issuance of warrants, note 8                  --              --          20,000               --           20,000

Recapitalization, notes 6 and 7       14,604,098          14,604         (26,724)              --          (12,120)

Net loss                                      --              --              --         (424,047)        (424,047)
                                     -----------     -----------     -----------      -----------      -----------

Balance, June 30, 2003               147,912,035     $   147,912     $ 1,306,502      $(1,656,265)     $  (201,851)

Issuance of common stock, note 7      24,487,579          24,488       2,515,236               --        2,539,724

Issuance of warrants, note 8                  --              --          50,000               --           20,000

Net loss                                      --              --              --       (1,035,945)      (1,035,945)
                                     -----------     -----------     -----------      -----------      -----------

Balance, June 30, 2004               172,399,614     $   172,400     $ 3,871,738      $(2,692,210)     $ 1,351,928
                                     ===========     ===========     ===========      ===========      ===========


See independent auditors' report and notes to consolidated financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                  2004             2003
                                                              -----------      -----------
OPERATING ACTIVITIES
Net loss                                                      $(1,035,945)     $  (424,047)
Adjustments to reconcile net loss to net
  cash used by operating activities:
Depreciation and amortization                                      60,231           49,161
Expenses paid with shares of common stock                          82,917          107,683
Issuance of warrants and stock options                             50,000           20,000
Changes in assets - (increase) decrease:
  Accounts receivable                                             (39,509)           4,914
  Prepaid expenses and other current assets                        (5,602)            (409)
Changes in liabilities - increase (decrease):

  Officer salaries payable                                        (63,636)          60,767
  Accounts payable                                                (20,506)         (52,589)
  Staff salaries payable & other liabilities                       23,857           16,400
                                                              -----------      -----------

  NET CASH USED BY OPERATING ACTIVITIES                          (948,193)        (218,120)
                                                              -----------      -----------

INVESTING ACTIVITIES
Purchase of property & equipment                                  (64,684)          (4,683)
                                                              -----------      -----------

  NET CASH USED BY INVESTING ACTIVITIES                           (64,684)          (4,683)
                                                              -----------      -----------

FINANCING ACTIVITIES
Issuance of common stock, net of costs                          2,485,324          215,641
Payments on note payable                                          (10,500)              --
Payments on capitalized lease obligations                         (24,253)         (22,524)
                                                              -----------      -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                     2,450,571          193,117
                                                              -----------      -----------

   NET INCREASE (DECREASE) IN CASH                              1,437,694          (29,686)

Cash at beginning of year                                          57,408           87,094
                                                              -----------      -----------

Cash at end of year                                           $ 1,495,102      $    57,408
                                                              ===========      ===========


Supplemental disclosure of cash flow information
  Cash paid during the years for:

 Interest                                                     $    15,031      $    24,467
                                                              ===========      ===========

 Income taxes                                                 $       800      $       800
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

     Revenue recognition

     The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of the income is generated from monthly fees from clients who subscribe to the Company's fully hosted web products on terms averaging six months to one year. When the term ends, clients normally go on a month-to-month basis or extend the contract for another six months to one year.

     We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations in accordance with EITF No. 99-19.



     The Company also offers professional services such as enhancement services. The fees for enhancement services constitute a separate unit of accounting in accordance with EITF No. 00-21, and are recognized as the work is performed.

     For the fiscal year ended, June 30, 2004, monthly fee from web products and associated service fees account for 75% of the Company's total revenues, professional services account for 20% and the remaining 5% of total revenues are from resale of third party products and services.

     Returns policy

     On all service offerings such as web based e-commerce products, or hosted Roaming Messenger service, there are no returns. Monthly fees are assessed and revenue is recognized at the end of every month, after service has been provided. Some higher paying customers may have service level agreements where we guarantee system uptime such as 99% of the time per month. If we fall below the agreed upon level of uptime, we shall credit one day of service fee for each hour our system is down up to a maximum of one monthly fee. This guarantee only covers downtime as a result of failure in the Company's hardware, software or gross negligence. Historical, the Company has not had to issue any credits for such returns.


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

     Property and Equipment

     Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

      Furniture, fixtures & equipment                     7 Years
      Computer equipment                                  5 Years
      Commerce server                                     5 Years
      Computer software                               3 - 5 Years
      Leasehold improvements                  Length of the lease

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

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

3.   OBLIGATIONS UNDER CAPITALIZED LEASES

Lessor             Description                                            2004        2003
------            ----------------------------------------              -------     -------
B of A            Payable in montly installments of $1513,              $46,651     $    --
                    interest at 6.8%, matures in April, 2007.
GE                Payable in montly installments of $710
                    interest at 12.8%, matures in October, 2006.         16,360          --
C.I.T.            Payable in montly installments of $166,
                    interest at 18%, matures in October, 2003.               --         641
Amano             Payable in monthly installments of $285,
                    interest at 15%, matures in December, 2003.              --       1,374
Avaya             Payable in monthly installments of $655,
                    interest at 16%, matures in December, 2004.           3,753      12,089
GE                Payable in monthly installments of $348,
                    interest at 13%, matured in October 2005.             5,094       8,379
Dell              Payable in monthly installments of $200,
                    interest at 13%, matures in January 2006.             3,407       5,255
Dell              Payable in monthly installments of $203,
                    interest at 21%, matures in February 2006.            3,425       4,955
                                                                        -------     -------
                                                                         78,690      32,693
                  Less current portion                                   33,631      15,348
                                                                        -------     -------
                  Long-term portion of obligations under
                    captalized leases                                   $45,059     $17,345
                                                                        =======     =======


     Minimum annual lease payments under capitalized lease obligations at June 30, 2004 are as follows:

                        Fiscal Year
                        -----------
                            2005                           $  39,635
                            2006                              30,699
                            2007                              17,975
                                                           ---------
                                                              88,309

Less amounts representing interest                             9,619
                                                           ---------
                                                              78,690

Less current portion                                          33,631
                                                           ---------

Long term portion of capitalized lease obligations         $  45,059
                                                           =========

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

    A reconciliation of income tax expense that would result from applying the domestic Federal statutory rate to pre-tax income, with federal income tax expense presented in the financial statements is as follows:

                                                                        2004           2003
                                                                        ----           ----
Income tax benefit computed at U.S. federal statutory rate (34%)     $ 350,000      $ 135,000

State income taxes, net of benefit federal taxes                        63,000         23,000

Other                                                                  (73,000)            --

Less valuation allowance                                              (340,000)      (158,000)
                                                                     ---------      ---------
     Income tax expense                                              $      --      $      --
                                                                     =========      =========

    The deferred income tax benefit at June 30, 2004, and 2003 and reflects the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items, which comprise a significant portion of, deferred tax assets and liabilities are approximately as follows:

                                                     2004             2003
                                                 -----------      -----------
Depreciation                                     $    56,000      $    59,000
Net operating loss carryforwards                   2,148,000        1,770,000
Officer salaries payable                              96,000          131,000
                                                 -----------      -----------
                                                   2,300,000        1,960,000
Less:  valuation allowance                        (2,300,000)      (1,960,000)
                                                 -----------      -----------
Deferred income tax asset                        $        --      $        --
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

    In July 10, 2003, the Warp 9, Inc. Stock Option Plan was terminated, and the Company adopted the Roaming Messenger, Inc. Stock Option Plan for Directors, Executive Officers, and Employees of and Key Consultants to Roaming Messenger, Inc. This Plan, under which 25,000,000 shares of common stock may be issued, has essentially the same terms and conditions as the Warp 9, Inc. Stock Option Plan

    Former holders of employee stock options in the Warp 9 Inc. Stock Option Plan were granted new options under the Roaming Messenger, Inc. Plan. Most options became fully vested at grant date, while others mirrored the same vesting periods as the Warp 9 Inc. options. The Roaming Messenger options have the same aggregate exercise price as the Warp 9 Inc. options, using a 12.5 conversation rate. The number of stock options below in the summary of stock option activities has been retroactively restated to reflect the 12.5 conversation rate.

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

                                                   2004                2003
                                                ----------           --------
Risk free interest rate                         2.79%-3.27%            2.40%
Stock volatility factor                            0.01                0.01
Weighted average expected option life             4 years             4 years
Expected dividend yield                            None                None


    The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows:

                                                         2004             2003
                                                     -----------      -----------
Net loss as reported                                 $(1,035,945)     $  (424,047)

Basic and diluted net loss per share
as reported                                                (0.01)           (0.00)


Add:  Stock-based employee compensation
expense included in net reported loss                     50,000               --

Deduct:  Stock based employee
compensation expense determined under fair value
based method for all awards                             (134,000)          (6,000)
                                                     -----------      -----------
Pro forma net loss                                   $(1,119,945)     $  (430,047)
                                                     ===========      ===========
Basic and diluted pro forma loss per share           $     (0.01)     $     (0.00)
                                                     ===========      ===========

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

8. STOCK OPTIONS AND WARRANTS (Continued)

    A summary of the Company's stock option activity and related information follows:

                                             Year ended                        Year ended
                                           June 30, 2004                     June 30, 2003
                                     -------------------------       --------------------------
                                                    Weighted                          Weighted
                                                    average                           average
                                                    exercise                          exercise
                                      Options        price            Options          price
                                     ---------     -----------       ---------      -----------
Outstanding -beginning of year       8,444,000     $      0.08       7,932,812      $      0.08
Granted                              2,478,494            0.18         675,000             0.08
Exercised                            2,500,000            0.08              --               --
Forfeited                              125,000            0.08        (163,812)            0.08
                                     ---------     -----------       ---------      -----------
Outstanding - end of year            8,297,494     $      0.11       8,444,000      $      0.08
                                     =========     ===========       =========      ===========
Exercisable at the end of year       5,720,935     $      0.09       5,824,469      $      0.08
                                     =========     ===========       =========      ===========
Fair value of options granted
during the year                                    $   159,000                      $     6,000
                                                   ===========                      ===========



      The weighted average remaining contractual life of options as of June 30, 2004 was as follows:


                                                Average
                          Number of            remaining
     Exercise              options            contractual
      prices             outstanding         life (years)
     --------            -----------         ------------
      $   0.08            7,347,494               4.5
          0.35              950,000               3.7
      --------            ---------              -----
      $   0.11            8,297,494               4.4
      ========            =========              =====


     Stock Warrants


     During the year ended June 30, 2004, Roaming Messenger, Inc. issued warrants to purchase shares of common stock of Roaming Messenger, Inc. These warrants became exercisable on their grant date. Warrants were granted as follows:



July 15, 2003                 100,000            December 31, 2004          $  1.00
July 15, 2003                 100,000            December 31, 2004          $  1.75
July 15, 2003                 100,000            December 31, 2004          $  3.00
January 15, 2004              600,000            December 31, 2005          $  0.08

Total Granted                 900,000


     During the year ended June 30, 2004, the warrants to purchase 600,000 shares of common stock at $0.08 were exercised. The value of these warrants was immaterial at their grant date.


     At June 30, 2004, warrants to purchase 300,000 shares were outstanding.

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

     The following Warp 9 Inc. warrants, which are exercisable, were outstanding at June 30, 2004:

             Number of shares         Exercise Price                     Expiration date
             ----------------         --------------                     ---------------
                 25,192              $ 1.00 per share                   December 31, 2005
                 52,021              $ 1.00 per share             June 30, 2007-October 31, 2007

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

           Year Ending
             June 30,
        -----------------
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


Harinder Dhillon has been our Vice President of Operations since October 2001. Mr. Dhillon joined us in July 2000. Prior to joining us, from 1993 to1998, Mr. Dhillon served as the Chief Information Officer of Informax Data Systems, an enterprise systems integrator headquartered in Southern California. Thereafter, during 1999 until he joined us, he worked as an independent technology consultant. He has designed, managed, and led the development and deployment of multi-million dollar enterprise Internet, Intranet and integration projects for Fortune 500 companies and various government units. His client list included Department of Justice, Immigration and Naturalization Services, US Navy, US Air Force, and the City of Los Angeles. His projects included enterprise work flow automation, real-time field services, infrastructure build out, and network and systems integration. Mr. Dhillon received a Bachelor degree in Electrical and Computer Engineering from the University of California at Santa Barbara in 1996.


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


Tom Djokovich is the Chief Executive Officer of XsunX, Inc., a position he has held since 2004. From 2003 until 2004, he was an independent technology consultant. Prior thereto, he was the founder and served from 1995 to 2002 as the Chief Executive Officer of Accesspoint Corporation, a vertically integrated provider of electronic transaction processing and e-business solutions for merchants. Under Mr. Djokovich's guidance, Accesspoint became a member of the Visa/MasterCard association, the national check processing association NACHA, and developed one of the payment industry's most diverse set of network based transaction processing, business management and CRM systems for both Internet and conventional points of sale. During his tenure, Accesspoint became an early adopter of WAP based e-commerce capabilities and the industry's first certified Level 1 Internet payment processing engine. In his last year as executive manager, Accesspoint grew its processing revenues by over 800% and overall revenues by nearly 300%. Prior to Accesspoint, Mr. Djokovich founded TMD Construction and Development where he developed an early business-to-business ordering system for the construction industry


Under the Nevada General Corporation Law and the Company's Articles of Incorporation, as amended, the Company's directors will have no personal liability to the Company or its stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his "duty of care". This provision does not apply to the directors' (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director's duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director's duty to the corporation or its shareholders, or
(vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

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

                                                                                     Long-Term
                                                                                    Compensation
                                            Annual Compensation                        Awards
--------------------------------------------------------------------------------------------------------------
                                                                                  Securities
                                Fiscal                           Other Annual     Underlying         All Other
Name and Principal Position      Year    Salary       Bonus      Compensation     Options          Compensation
---------------------------      ----    ------       -----      ------------     ----------       ------------
Jonathan Lei...............      2004      $138,000     - 0 -       - 0 -           -0-               - 0 -
President, Chief Financial       2003      $138,000     - 0 -       - 0 -           -0-               - 0 -
   Officer, and Secretary        2002      $138,000     - 0 -       - 0 -           -0-               - 0 -
----------------------------------------------------------------------------------------------------------------
Brian Fox..................      2004   $145,000(1)     - 0 -       - 0 -          - 0 -              - 0 -
Chief Technology Officer         2003      $145,000     - 0 -       - 0 -       5,987,500(2)          - 0 -
                                 2002      $145,000     - 0 -       - 0 -           -0-               - 0 -
----------------------------------------------------------------------------------------------------------------
Harinder Dhillon...........      2004      $125,000    $8,714       - 0 -           -0-               - 0 -
VP of Operations                 2003      $105,000     - 0 -       - 0 -       1,875,000 (3)         - 0 -
                                 2002       $95,000     - 0 -       - 0 -           -0-               - 0 -
----------------------------------------------------------------------------------------------------------------
Bryan Crane................      2004       $84,000     - 0 -                     878,494 (4)       $29,000 (4)
VP of Corporate Development      2003       $84,000     - 0 -                     700,000 (4)
---------------------------------------------------------------------------------------------------------------

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

                                                                                                 Potential Realizable
                                                                                                   Value at Assumed
                                                                                                Annual Rates of Stock
                                                                                                Price Appreciation for
                                                                                                     Option Term
---------------------------------------------------------------------------------------------------------------------------
                                           Percent of Total
                                          Options Granted to    Exercise
                          Options            Employees in         Price         Expiration
Name                      Granted            Fiscal Year        per Share          Date              5%           10%
----                      -------            -----------        ---------          ----              --           ---
Brian Fox..............   5,987,500              54%              $0.08     Four  years from the   $1,340,460    $1,712,575
Chief Technology Officer                                                    date of vesting
---------------------------------------------------------------------------------------------------------------------------
Bryan Crane...........      878,494 (1)(2)        8%              $0.08     Four  years from the     $303,455      $379,892
VP of Corporate                                                             date of grant
   Development
---------------------------------------------------------------------------------------------------------------------------
Harinder Dhillon.....     1,875,000              17%              $0.08     Four years from the      $419,768      $536,296
VP of Operations            (1)(2)                                          date of grant
---------------------------------------------------------------------------------------------------------------------------

(1) These stock options are fully vested at the time of grant.

(2) Some or all of these options have been exercised. See Fiscal Year-End Option Exercises and Option Values.

Fiscal Year-End Option Exercises and Option Values

The following table sets forth information with respect to options to purchase common stock of the Company held by the Company's executive officers at August 31, 2004.

                                                              Number of Unexercised               Value of Unexercised
                                                                 Options Held at                  In-the-Money Options
                                                                 August 31, 2004                 at August 31, 2004 (2)
                                                                 ---------------                 ----------------------
                          Shares
                         Acquired
                           Upon
Name                     Exercise   Value Realized(1)    Exercisable       Unexercisable       Exercisable     Unexercisable
----                     --------   -----------------    -----------       -------------       -----------     -------------
Brian Fox.............      -0-            -0-            4,740,109          1,247,391           $474,011         $124,739
Chief Technology
   Officer
------------------------------------------------------------------------------------------------------------------------------
Bryan Crane...........    525,000        $687,750           253,494              -0-              $25,349            -0-
VP of Corporate
   Development
------------------------------------------------------------------------------------------------------------------------------
Harinder Dhillon......  1,875,000      $1,912,500             -0-                -0-                -0-              -0-
VP of Operations
------------------------------------------------------------------------------------------------------------------------------

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

                                                    Number of Shares Beneficially            Percentage
Name, Title, and Address                                       Owned(1)                      Ownership(2)
-----------------------------------------           -----------------------------            -----------------
Jonathan Lei                                                95,639,025 (2)                   55.48%
President, Chief Financial Officer,
Secretary, and Chairman.....................
--------------------------------------------------------------------------------------------------------------
Brian Fox
Chief Technology Officer....................                    68,000                        0.04%
--------------------------------------------------------------------------------------------------------------
Bryan Crane
VP of Corporate Development.................                 1,231,500                        0.71%
--------------------------------------------------------------------------------------------------------------
Harinder Dhillon
VP of Operations............................                 2,935,000                        1.71%
--------------------------------------------------------------------------------------------------------------
Louie Ucciferri
Director....................................                 3,750,000                        2.18%
--------------------------------------------------------------------------------------------------------------
Tom Djokovich
Director....................................                   302,500                        0.18%
--------------------------------------------------------------------------------------------------------------
All current Executive Officers as a Group...               100,322,025                        58.2%
--------------------------------------------------------------------------------------------------------------
All current Directors who are not Executive
   Officers as a Group......................                 4,052,500                         2.4%
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


Dated: August 9, 2005                     ROAMING MESSENGER, INC.


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


Signature                                     Title                                                Date
\s\ Jonathan Lei                              Chief Executive Officer, President, Chief            August 9, 2005
--------------------------------------        Financial Officer, Secretary, and Chairman
Jonathan Lei

\s\ Louie Ucciferri                           Director                                             August 9, 2005
--------------------------------------
Louie Ucciferri

\s\ Tom Djokovich                             Director                                             August 9, 2005
--------------------------------------
Tom Djokovich
