Form 10QSB/A
period 2005-03-31
ROAMING MESSENGER INC
filed 2005-08-10
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 2


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

                                    Yes |_| No |X|

                                Table of Contents

                                                                           Page
                                                                           ----
PART I  - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Balance Sheets as of March 31, 2005 (unaudited)
         and June 30, 2004....................................................3

         Statements of Operations for the Three Months and
         Nine Months ended March 31, 2005 and 2004 (unaudited)................4

         Statements of Cash Flows for the Nine Months ended
         March 31, 2005 and 2004 (unaudited)..................................5

         Notes to Condensed Consolidated Financial Statements
         (unaudited)..........................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................8

Item 3   Controls and Procedures.............................................10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................10

Item 2.  Changes in Securities...............................................11

Item 3.  Defaults upon Senior Securities.....................................11

Item 4.  Submission of Matters to a Vote of Security Holders.................11

Item 5.  Other Information...................................................11

Item 6.  Exhibits and Reports on Form 8-K....................................11

Signatures...................................................................12

                          PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                 (Unaudited)
                                                                March 31,2005        June 30, 2004
                                                              ----------------     ----------------
CURRENT ASSETs
 Cash                                                         $        636,678     $      1,495,102
 Accounts receivable, net of allowance for doubtful
  accounts of $30,000 and $20,000 respective1y                         172,355              116,407

 Prepaid expenses                                                       24,624                9,944
                                                              ----------------     ----------------

    TOTAL CURRENT ASSETS                                               833,657            1,621,453
                                                              ----------------     ----------------
PROPERTY & EQUIPMENT
 Furniture, Fixtures & Equipment                                        87,811               83,225
 Computer Equipment                                                    429,729              278,715
 Commerce Server                                                        50,000               50,048
 Computer Software                                                       4,998                3,535
 Tenant Improvements                                                    42,194               42,194
                                                              ----------------     ----------------
                                                                       614,732              457,717
  Less: Accumulated depreciation & amortization                       (325,193)            (261,370)
                                                              ----------------     ----------------

    NET PROPERTY & EQUIPMENT                                           289,539              196,347
                                                              ----------------     ----------------
OTHER ASSETS
 Lease deposit                                                          10,237                7,029
 Other assets                                                            4,260                2,503
                                                              ----------------     ----------------
    TOTAL OTHER ASSETS                                                  14,497                9,532
                                                              ----------------     ----------------

      TOTAL ASSETS                                            $      1,137,693     $      1,827,332
                                                              ================     ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                             $         91,855     $         24,892
 Accrued liabilities                                                    81,573               42,093
 Officer salaries payable                                              237,981              243,730
 Staff salaries payable                                                 49,813               46,499
 Note payable                                                           30,000               39,500
 Current portion - obligations under capitalized leases                 50,661               33,631
                                                              ----------------     ----------------
    TOTAL CURRENT LIABILITIES                                          541,883              430,345
                                                              ----------------     ----------------
LONG TERM LIABILITIES
 Obligations under capitalized leases                                  100,987               45,059
 Deposit - shareholder                                                  19,875                   --
                                                              ----------------     ----------------
    TOTAL LONG TERM LIABILITIES                                        120,862               45,059
                                                              ----------------     ----------------

      TOTAL LIABILITIES                                                662,745              475,404
                                                              ----------------     ----------------
SHAREHOLDERS' EQUITY
 Capital Stock                                                         178,736              172,400
 Additional Paid-in Capital                                          4,705,026            3,871,738
 Accumulated deficit                                                (4,408,814)          (2,692,210)
                                                              ----------------     ----------------
    TOTAL SHAREHOLDERS' EQUITY                                         474,948            1,351,928
                                                              ----------------     ----------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $      1,137,693     $      1,827,332
                                                              ================     ================

                             Prepared without audit

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

                             Prepared without audit

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Nine                   Nine
                                                                    months ended           months ended
                                                                   March 31, 2005         March 31, 2004
                                                                  ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                         $     (1,716,516)      $      (594,832)
 Adjustment to reconcile net loss to net cash
  used in operating activities:
 Depreciation and amortization                                              63,823                41,946
 Warrants issued for services                                              102,026
 Common stock issued for services                                          259,173                40,000
 Decrease (increase) in account receivable                                 (55,948)              (25,261)
 Decrease (increase) in prepaid and other assets                           (14,680)              (40,065)
(Decrease) increase in accounts payable                                     66,962                (6,245)
(Decrease) increase in officer salaries payable                             (5,749)              (63,635)
(Decrease) increase in staff salaries payable                                3,314
(Decrease) increase in other liabilities                                    34,515                (7,433)
                                                                  ----------------       ----------------

    NET CASH USED IN OPERATING ACTIVITIES                               (1,263,080)             (655,525)
                                                                  ----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property & equipment                                          (49,548)              (25,507)
                                                                  ----------------       ----------------

    NET CASH USED IN INVESTING ACTIVITIES                                  (49,548)              (25,507)
                                                                  ----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                                  478,338             2,312,047
 Deposit for shares of common stock                                         19,875                    --
 Payment on note payable                                                    (9,500)               (4,500)
 Payments on capitalized lease obligations                                 (34,509)              (20,909)
                                                                  ----------------       ----------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                              454,204             2,286,638
                                                                  ----------------       ----------------

      NET INCREASE (DECREASE) IN CASH                                     (858,424)            1,605,606


CASH AT BEGINNING OF PERIOD                                              1,495,102                57,408
                                                                  ----------------       ----------------

CASH AT END OF PERIOD                                             $        636,678       $     1,663,014
                                                                  ================       ================

Supplementary disclosures:
 Interest paid                                                    $         18,580       $        12,589
                                                                  ================       ================

Capitalized leases contracted:                                    $        107,467       $        12,125
                                                                  ================       ================

                             Prepared without audit

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

                                                    2005                2004
                                                 ----------          ----------
Risk free interest rate                          3.36-4.17%          3.18-3.83%
Stock volatility factor                           0.32-0.70             0.01
Weighted average expected option life             4 years            4 years
Expected dividend yield                             None                None

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

2. STOCK OPTIONS AND WARRANTS (Continued)

     The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows:

                                                       Three Months       Nine Months        Three Months        Nine Months
                                                          Ended              Ended             Ended               Ended
                                                      March 31, 2005     March 31, 2005     March 31, 2004     March 31, 2004
                                                     ---------------    ---------------    ---------------    ---------------
Net loss as reported                                 $      (730,452)        (1,716,516)   $      (359,622)   $      (594,832)
Basic and diluted net loss per
  share as reported                                            (0.00)             (0.01)             (0.00)             (0.00)
Add: Stock based employee compensation                            --                                    --
expense included in net reported loss,
  net of related taxes
  compensation expense determined under
  fair value based method for
  all awards, net of related taxes                            (4,456)           (13,368)           (14,402)   $       (22,832)
                                                     ---------------    ---------------    ---------------    ---------------
Pro forma net loss                                   $      (734,908)   $    (1,729,884)   $      (374,024)   $      (617,664)
                                                     ===============    ===============    ===============    ===============
Basic and diluted pro forma loss per share           $         (0.00)   $         (0.01)   $         (0.00)   $         (0.00)
                                                     ===============    ===============    ===============    ===============



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


3.   SUBSEQUENT EVENTS

     In connection with the Periodic Investment Agreement with Wing Fund, Inc., we also entered into a registration rights agreement pursuant to which we agreed to register the shares issuable upon purchases under the Periodic Investment Agreement. The registration rights agreement contained a liquidated damages provision providing for the issuance to Wings Fund of 200,000 shares of our common stock in the event that we are late in the filing of the registration statement. Although we filed the registration statement on May 3, 2005, as a result of which we missed the deadline for the filing by six days, Wing Fund has waived its right to the issuance of these shares.

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


The cost of revenue, in terms of percentage of revenue, for the three-month period ending March 31, 2005 was 31% as compared to 11% for the three-month period ending March 31, 2004. This increase in cost of revenue was primarily due to the reselling of third party online marketing services.

Research and development expenses were $98,399 for the three months ending March 31, 2005 as compared to $109,492 for the three month period ended March 31, 2004.

Operating expenses increased from $567,996 for the three months ended March 31, 2004 to $927,568 for the three months ended March 31, 2005. The increase in operating expenses between the two periods is primarily due to $263,137 in non-cash expenses for sales, marketing and advisory services.

The non-cash charges include (i) $242,173 of unregistered stock for business development and advisory services, and (ii) $20,964 expense for the issuance of warrants to business development contractors in lieu of cash payment for their services. The value of the warrants was determined using the Black Scholes model.

Operating costs are expected to exceed revenue in the foreseeable future as the Company continues to increase sales and marketing efforts as well as increasing staff.

For the three months ended March 31, 2005, the Company's consolidated net loss was ($730,452) as compared to a consolidated net loss of ($359,622) for the three months ended March 31, 2004.

Nine-Month Period Ended March 31, 2005 and in 2004

Total revenue for the nine-month period ending March 31, 2005 was $912,857 as compared to $688,827 for the nine-month period ending March 31, 2004. Almost all of the increase of was due to the reselling of third party online marketing services.

The cost of revenue, in terms of percentage of revenue, for the nine-month period ending March 31, 2005 was 36% as compared to 12% for the nine-month period ending March 31, 2004. This increase in cost of revenue was primarily due to the reselling of third party online marketing services.

Research and development expenses increased from $193,292 for the nine months ended March 31, 2004 to $289,664 for the nine months ended March 31, 2005 due to increase in Roaming Messenger engineering staff.

Operating expenses increased from $1,190,057 for the nine months ended March 31, 2004 to $2,287,479 for the nine months ended March 31, 2005. The increase in operating expenses between the two periods is primarily due to (i) $226,537 increase in non-cash stock based compensation to various business and financial consultants (ii) $291,709 increase in sales and marketing salaries and expenses
(iii) $302,380 increase in administrative, support and production salaries.

The $2,287,479 operating expenses for the nine month ended March 31, 2005 includes non-cash charges of (i) $259,173 of unregistered common stock for business development and advisory services, and (ii) $102,026 for the issuance of warrants to business development contractors. The value of the warrants was determined using the Black Scholes model.

Operating costs are expected to exceed revenue in the foreseeable future as the Company continues to increase sales and marketing efforts as well as increasing staff.

For the nine months ended March 31, 2005, the Company's consolidated net loss was ($1,716,516) as compared to a consolidated net loss of ($594,832) for the nine months ended March 31, 2004.


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


On March 28, 2005, we entered into a Periodic Equity Investment Agreement with Wings Fund, Inc. Pursuant to the Periodic Equity Investment Agreement, we may, on a monthly basis commencing after the effective date of the registration statement to be filed by us in connection with that agreement, periodically sell to Wings Fund, Inc. shares of common stock for a total purchase price of up to $3,000,000. Such monthly sales are limited to a maximum aggregate of $250,000. Further, upon execution of the Periodic Equity Investment Agreement, we issued to Wings Fund, Inc. an aggregate of 5,000,000 shares of our common stock at a price of $0.10 per share for gross proceeds of $500,000.

We believe that the funds to be received from Wings will be sufficient to fund and expand our business over the next 24 months. The issuance and sale of shares pursuant to the periodic equity investment agreement is likely to result in substantial dilution to the interests of our other stockholders. The number of shares issuable pursuant to the Periodic Equity Investment Agreement will increase if the market price of our stock decreases. There is no upper limit on the number of shares that we may be required to issue under the agreement with Wings. The continuously adjustable price feature of our periodic equity investment agreement could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders. A larger number of shares issuable at a discount to a continuously declining stock price will expose our shareholders to greater dilution and a reduction of the value of their investment. Our agreement with Wings contains a provision that limits its interest in our common stock to 4.99% of the outstanding shares. Although Wings may waive this provision, there can be no assurance that it will do so. Therefore, we may never receive the entire amount contemplated under the agreement.

If we are not able to draw down the entire $3,000,000 for the reason set forth above or for any other reason, we may have to obtain additional operating capital from other sources to enable us to execute our business plan. We anticipate that we will obtain any additional required working capital through the private placement of Common Stock to domestic accredited investors pursuant to Regulation D of the Securities Act of 1933, as amended (the "Act"), or to offshore investors pursuant to Regulation S of the Act. There is no assurance that we will obtain the additional working capital that we need through the private placement of Common Stock. In addition, such financing may not be available in sufficient amounts or on terms acceptable to us. The agreement with Wings precludes us, without the consent of Wings, from raising capital in transactions that would be integrated with the offering of the shares included in this prospectus thereby requiring the registration under the Act of those securities. Therefore, we may be hampered in our ability to raise additional capital. If we are unable to draw down under the agreement with Wings the amounts of capital required to execute our business plan and we are unable to obtain sufficient financing from other sources on acceptable terms, we may have to curtail our activities.


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



Dated: August 9, 2005                   ROAMING MESSENGER, INC.

                                        By:  /s/ Jonathan Lei
                                        --------------------------------------
                                        Jonathan Lei, Chairman of the Board,
                                        Chief Executive Officer, President
                                        Chief Financial Officer, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.