Form 10KSB
period 2005-06-30
ROAMING MESSENGER INC
filed 2005-10-13
CIK 743758

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2005

          For the transition period from July 1, 2004 to June 30, 2005

                         Commission file number 0-13215

                             ROAMING MESSENGER, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                         30-0050402
      --------------                               ------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


            50 Castilian Dr. Suite A, Santa Barbara, California 93117
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 683-7626
                              --------------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(B) of the Act:

                                                     Name of Each Exchange On
      Title of Each Class                               Which Registered

          COMMON STOCK                                        OTC


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $8,575,058 as of September 30, 2005 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

         There were 181,917,092 shares outstanding of the registrant's Common Stock as of September 30, 2005.

                                TABLE OF CONTENTS

10KSB
PART I...................................................................   1
ITEM 1...................................................................   1
ITEM 2...................................................................   7
ITEM 3...................................................................   7
ITEM 4...................................................................   7
PART II..................................................................   8
ITEM 5...................................................................   8
ITEM 6...................................................................   9
ITEM 7...................................................................   13
ITEM 8..................................................................... 30
ITEM 8A.................................................................... 30
ITEM 8B.................................................................... 30
PART III................................................................... 30
ITEM 9..................................................................... 30
ITEM 10.................................................................... 33
ITEM 11.................................................................... 36
ITEM 12.................................................................... 37
ITEM 13.................................................................... 37
ITEM 14.................................................................... 38
SIGNATURES................................................................. 39


                                     PART I

ITEM 1. BUSINESS

COMPANY HISTORY

Roaming Messenger, Inc. (the "Company") is a Nevada corporation formerly known as Latinocare Management Corporation ("LMC"). The Company originally incorporated in Colorado in July 1983. Effective April 1, 2003, the Company completed a Plan and Agreement of Reorganization with Warp 9, Inc., a Delaware corporation ("W9") and effective June 30, 2003, the Company completed a second Plan and Agreement of Reorganization with W9 (collectively the "Reorganization"). Pursuant to the Reorganization, LMC acquired all of the issued and outstanding common stock of W9 in exchange for approximately
131,026,173  newly issued shares of LMC common  stock,  W9 became a wholly owned subsidiary of LMC, and the shareholders of W9 became the controlling shareholders of LMC. Prior to its business combination with W9, LMC had no tangible assets and insignificant liabilities. Subsequent to the organization the Company changed its name to Roaming Messenger, Inc.

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

Patient requests or patient monitoring systems can alert appropriate nurses of problems or escalate accordingly to ensure timely response. When Roaming Messenger finds the nurse, the nurse accepts that task or delegates it to an appropriate aide. After the nurse's aide has resolved the patient request, Roaming Messenger can go back to the nurse, inform the nurse of the resolution and, if appropriate, log the incident into the hospital's central patient monitoring system. Communication processes at the doctor's level can also be automated in the same way.

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

SALES STRATEGY

We currently have limited number of customers, which generate nominal revenue.We intend to aggressively promote the Roaming Messenger product in the United States. We intend to pursue international sales after establishing sales in the domestic marketplace. Our management has identified the following primary target market segments for the Roaming Messenger solution:


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

Self Contained Business Transaction Capsules
--------------------------------------------

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

Utilizing Mobile Devices as a Communication Proxy for Non-Connected Terminals
-----------------------------------------------------------------------------

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

A Method of and System for Transmitting a Mobile Agent for Instruction Execution
--------------------------------------------------------------------------------

This invention relates to transmitting a mobile agent for executing programmable instructions and, more particularly, to transmitting a virtual machine in a mobile agent to assist instruction execution. This patent application discloses the actual system implementation of the Roaming Messenger platform using a mobile agent approach. The application for this patent was filed on December 7, 2004.

A Method of and Instruction Set for Executing Operations on a Device
--------------------------------------------------------------------

This invention relates to executable instructions and, more particularly, to instructions that are executable on a device that receives a mobile agent. This patent application discloses the actual implementation of the Roaming Messenger device engine and messenger instruction sets and modes of execution. The application for this patent was filed on December 7, 2004.

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

Our potential competitors may be found among various industries, including:

         Mobile  Access  Gateway  Vendors  And  Messaging  Solution   Providers:
         companies in this category include Openwave Systems, 724 Solutions, LogicaCMG, Comverse, Materna, Nokia and Ericsson.
                                       -5-

         Alerts Focused Businesses: companies in this area include Xiam, First Hop, Materna, and Infospace. These companies are competitive in the time-critical communication application of our technology.

Our competitors have established, and may establish in the future, strategic relationships among themselves or with third parties to increase their ability to address the needs of our current and prospective customers. Through these relationships or independently, current and potential competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products to both our existing customers and our potential customers. There can be no assurance that we will be able to compete successfully with existing or new competitors, many of which have greater financial resources, greater name recognition, more management experience, and longer operating histories than we have.

OTHER PRODUCTS AND SERVICES

Our wholly owned subsidiary, Warp 9 Inc., offers two primary web-based e-commerce software products to the catalog and direct marketing industry.

Warp 9 ICS.

The Warp 9 ICS is a proprietary and extensible software system that enables catalogers and retailers to expand their operation to the Internet with minimal investment, overhead and risk. A business does not need to invest in new hardware or software in order to utilize the Warp 9 ICS, because the products are offered as a fully managed online catalog solution that includes hosting at our datacenter. As a total solution, Warp 9 offers project management, development and integration into a customer's existing business processes. We charge our customers a monthly subscription fee to the Warp 9 ICS product using an application service provider ("ASP") model. There are various package levels for the Warp 9 ICS product. Customers pay anywhere from $1,000/month to $14,000/month depending on the size of their system configuration and monthly sales volume through ICS.

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

Professional Services

Most customers of Warp 9 ICS and Warp 9 EMS are not technology companies and have very little internal expertise in the areas of e-commerce, online marketing and web technologies. To provide a complete solution to our customers, we also offering professional services to help our customers maximize the use of our technology or other online e-commerce technologies and services in general. Professional services include but not limited to e-commerce web page template development, custom system configuration, graphics design, integration to backend business systems and management of 3rd party online service.

Revenue Model

We charge our customers a monthly subscription fee to the Warp 9 ICS and Warp 9 EMS products using an ASP model. Over half of Warp 9's revenues are from the ICS product which continues to be a growing product for Warp 9. EMS is a smaller revenue-generating product and usually sold to customers already on the ICS product.

GOVERNMENT REGULATION

We are subject to various federal, state, and local laws affecting medical e-commerce and communication businesses. The Federal Trade Commission and equivalent state agencies regulate advertising and representations made by businesses in the sale of their products, which apply to us. We are also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general.

EMPLOYEES

As of June 30, 2005, we had eighteen full time equivalent employees, seven of whom are employed in administrative, marketing, and sales positions, and eleven technical employees employed in research, development, and technical product maintenance positions.

We use independent contractors, who are available to us on a half or near full time basis, counted as full time equivalents, for sales, marketing and business development efforts. It is our intention during the next 12 months to increase our workforce to 30 employees, with five of the new positions being in the administrative, marketing, and sales areas and the remaining seven of the new positions being in research, development, and production positions.

All of our employees have executed agreements that impose nondisclosure obligations on the employee and assign to us (to the extent permitted by California law) all copyrights and other inventions created by the employee during his employment with us. Additionally, we have a trade secret protection policy in place that management believes to be adequate to protect our intellectual property and trade secrets.

SEASONALITY

We do not anticipate that our business will be substantially affected by seasonality.

TRADEMARKS

We  have  registered  trademarks  for  Roaming  Messenger(R),   Warp  9(R),  and
eCapsule(R).

ITEM 2. PROPERTIES

The Company currently leases approximately 8,605 square feet of office space at 50 Castillian Dr., Suite A, Santa Barbara, California 93117 for approximately $7,750 per month, triple net, pursuant to a six year lease agreement with rent commencing on October 1, 2004.

The Company has vacated its old office space of approximately 3,650 square feet located at 6144 Calle Real, Suite 200 Santa Barbara, California 93117 which it has subleased for the remainder of the lease until March 2007.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the OTC Bulletin Board Market under the symbol "RMSG." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

              Year Ended June 30, 2005                 High           Low
                                                       ----           ---

First Quarter ended September 30, 2004                 $0.68         $0.04
Second Quarter ended December 31, 2004                 $0.75         $0.25
Third Quarter ended March 31, 2005                     $0.31         $0.19
Fourth Quarter ended June 30, 2005                     $0.26         $0.11

              Year Ended June 30, 2004                 High          Low
                                                       ----          ---

First Quarter ended September 30, 2003                 $0.52         $0.27
Second Quarter ended December 31, 2003                 $0.45         $0.25
Third Quarter ended March 31, 2004                     $3.60         $0.27
Fourth Quarter ended June 30, 2004                     $1.90         $0.45
------------------

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

As of June 30, 2005, there were approximately 550 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts which is unknown. As of June 30 2005, there were approximately 180,807,091 shares of common stock outstanding on record.

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Effective July 10, 2003, the Company adopted the Roaming Messenger, Inc. 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "Plan") authorizing the issuance of up to 25,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 25,000,000 stock options. The Plan has been approved by the holders of the outstanding shares of the Company. The following table sets forth certain information regarding the Plan as of June 30, 2005:

                                                                                            Number of securities
                             Number of securities to be     Weighted-average exercise      remaining available for
                               issued upon exercise of     price of outstanding stock   future issuance under equity
                              outstanding stock options              options                 compensation plans
                             --------------------------    --------------------------   ----------------------------
Equity compensation plans             4,234,994                       $0.11                      22,225,000
approved by security
holders

On March 28, 2005, we entered into a Periodic Equity Investment Agreement with Wings Fund, Inc. Pursuant to the Periodic Equity Investment Agreement, we may, on a monthly basis commencing after the effective date of the registration statement filed by us and declared effective by the Securities and Exchange

Commission on August 11, 2005 in connection with that agreement, periodically sell to Wings Fund, Inc. shares of common stock for a total purchase price of up to $3,000,000. Such monthly sales are limited to a maximum aggregate of $250,000. Further, upon execution of the Periodic Equity Investment Agreement, we issued to Wings Fund, Inc. an aggregate of 5,000,000 shares of our common stock at a price of $0.10 per share for gross proceeds of $500,000.

For the fiscal year ended June 30, 2005, employees of the Company exercised a total of 275,000 stock options at an exercise price of $0.08 per share. The Company received gross proceeds of $22,000 for the employee stock option exercises.

For the fiscal year ended June 30, 2005, the Company issued 1,682,477 shares of unregistered common stock, at a weighted average price of $0.20 per share, to various consultants for business development and financial advisory services in lieu of cash.

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

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.
                                       -9-

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

For example, a messenger may try to locate a person on his or her computer, and if there is no response, move to that person's cellular phone, and subsequently move to that person's personal digital assistants. If still unanswered, the messenger will travel automatically to the next person with authority to act on the message, such as a superior of the originally intended recipient.

We have rolled out an improved version of the Roaming Messenger Platform which is being offered as a standalone server product within an organization or a hosted service on the Internet. It can be integrated into existing or new business systems and is distributed primarily via a value-added-reseller ("VAR") or private labeled model where it is an add-on to existing solutions.

We have forged a number of partnerships with small to medium sized companies in the Homeland Security and Public Safety sector. While we have validated the need for the unique capabilities of Roaming Messenger in these markets, significant revenue has yet to be derived due to the lengthy sales cycles associated with channel sales. Also, it took much longer than anticipated for federal funds to flow into the information technology procurement departments of government and public safety agencies to which most of our channel partners sell.

The need for better messaging and communication in emergency management and business continuity systems is becoming increasingly apparent as recent terrorist acts and natural disasters put these systems to the test. Potential channel partners that expressed minimal interest before are now contacting us and having very meaningful discussions with us regarding issues of integrating Roaming Messenger into their product.

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

As of the date of this report we are actively work with channel partners in the homeland security and public safety sector. We have also begun preliminary business development with partners in the healthcare and enterprise mobility markets. While Roaming Messenger is a horizontal platform with application in many markets, our primary sales and marketing strategy continues to be vertically focused.

Our growth strategy consists of three phases:

o During Phase I we will focus our marketing efforts on the Homeland Security and Public Safety markets
o During Phase II we will focus on the enterprise markets for business process management and communication applications.
o During Phase III we will focus on the consumer markets for application such as mobile commerce and mobile gaming.

In executing our growth strategy, strategic acquisition of synergistic companies may be explored. When decide on potential acquisition candidates, we will consider whether the candidate offers (i) access to customers and (ii) complementary products or services.
                                      -10-

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the estimated recoverable amounts of trade accounts receivable, impairment of long-lived assets, revenue recognition and deferred tax assets. We believe the following critical accounting policies require more significant judgment and estimates used in the preparation of the financial statements.

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

Income taxes are accounted for under the asset and liability method. Under this method, to the extent that we believe that the deferred tax asset is not likely to be recovered, a valuation allowance is provided. In making this determination, we consider estimated future taxable income and taxable timing differences expected in the future. Actual results may differ from those estimates.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

Total revenue for the twelve month period ended June 30, 2005 increased by $230,440 to $1,184,212 from $953,772 in the prior year. Revenue was derived principally from our Warp 9 Inc. subsidiary. The increase in revenue was the result of an increase in Warp 9 Inc.'s client base and reselling of third party online marketing service.

The cost of revenue, in terms of percentage of revenue, for the twelve month period ending June 30, 2005 was 34% as compared to 14% for the twelve-month period ending June 30, 2004. This increase in cost of revenue was primarily due to the reselling of third party online marketing services.

Total costs and expenses for the twelve month period ended June 30, 2005 increased by $1,397,472 from $1,849,398 in 2004 to $3,246,870 in 2005. They consisted primarily of selling, general and administrative expenses.

Selling, general and administrative expenses increased by $1,261,784 during the twelve months ended June 30, 2005 to $2,735,890 from $1,474,106 in the prior year. The increase in selling, general and administrative expenses were the primarily caused by the increased of (i) $454,688 sales and marketing salaries and expenses, (ii) $84,567 in legal expenses, (ii) $90,868 in rent, (iii) $30,398 in corporate and health insurance premiums (iv) $59,850 in office and travel expenses, and (v) $459,482 in non-cash expenses. As a result of vacating its previous office space in October 2004, the Company recognized a one time charge of $122,852 for leasehold improvements and remaining rent expenses under the lease agreement.

Non-cash expenses for the year ended June 30, 2005 totaled $459,482 in warrant and stock compensation in lieu of payment to our consultants and independent contractors for business development and financial advisory services. The value of the warrants was determined using the Black Scholes model.

Expense related to depreciation were $113,775 for the twelve months ended June 30, 2005 as compared to $60,231 for the prior year, and interest expense was $26,435 for the twelve months ended June 30, 2005 as compared to $15,031 in the prior year.

Research and development expenses increased by $82,144 during the twelve months ended June 30, 2005 to $397,205 from 315,061 in the prior year due to additional staff.

For the twelve months ended June 30, 2005, our consolidated net loss was $2,479,100 as compared to a consolidated net loss of $1,035,945 for the twelve months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We had cash at June 30, 2005 of $237,529 as compared to cash of $1,495,102 as of June 30, 2004. We had net working deficit (i.e. the difference between current assets and current liabilities) of ($308,364) at June 30, 2005 as compared to a net working capital of $1,191,108 at June 30, 2004. Cash flow utilized by operating activities was ($1,677,199) for the year ended June 30, 2005 as compared to cash utilized for operating activities of ($948,193) for the year ended June 30, 2004. Cash flow used in investing activities was ($151,603) for the year ended June 30, 2005 as compared to cash used in investing activities of ($64,684) during the year ended June 30, 2004. Cash flow provided by financing activities was $571,229 for the year ended June 30, 2005 as compared to cash provided by financing activities of $2,450,571 during the year ended June 30, 2004. We have incurred operating deficits since inception, which are expected to continue until our business model is fully developed.

On March 28, 2005, we entered into a Periodic Equity Investment Agreement with Wings Fund, Inc. Pursuant to the Periodic Equity Investment Agreement, we may, on a monthly basis commencing after the effective date of the registration statement in connection with that agreement, periodically sell to Wings Fund, Inc. shares of common stock for a total purchase price of up to $3,000,000. Such monthly sales are limited to a maximum aggregate of $250,000. The registration statement was filed on May 3, 2005 and declared effective by the Securities and Exchange Commission on August 11, 2005. We may now sell up to $250,000 per month worth of registered common stock to Wings Fund Inc. at our discretion until August 11, 2006.

We believe that the funds to be received from Wings will be sufficient to fund and expand our business over the next 24 months. The issuance and sale of shares pursuant to the Periodic Equity Investment Agreement is likely to result in substantial dilution to the interests of our other stockholders. The number of shares issuable pursuant to the Periodic Equity Investment Agreement will increase if the market price of our stock decreases. There is no upper limit on the number of shares that we may be required to issue under the agreement with Wings. This will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock. Our agreement with Wings contains a provision that limits its interest in our common stock to 4.99% of the outstanding shares. Although Wings may waive this provision, there can be no assurance that it will do so. Therefore, we may never receive the entire amount of capital contemplated under the agreement.

If for some reason we are not able to draw down the entire $3,000,000, we may have to obtain additional operating capital from other sources to enable us to execute our business plan. We anticipate that we will obtain any additional required working capital through the private placement of common stock to domestic accredited investors pursuant to Regulation D of the Securities Act of 1933, as amended (the "Act"), or to offshore investors pursuant to Regulation S of the Act. There is no assurance that we will obtain the additional working capital that we need through the private placement of common stock. In addition, such financing may not be available in sufficient amounts or on terms acceptable to us.

ITEM 7. FINANCIAL STATEMENTS OF ROAMING MESSENGER, INC.


                             ROAMING MESSENGER, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS









                                                                            PAGE



Report of Independent Registered Public Accounting Firm ..............     14

Consolidated Balance Sheets............................................    15

Consolidated Statements of Operations.................................     16

Consolidated Statements of Changes in Shareholders Equity.............     17

Consolidated Statements of Cash Flows ................................     18

Notes to Consolidated Financial Statements .............................  19-29

ROSE, SNYDER & JACOBS
A CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Roaming Messenger, Inc.

     We have audited the accompanying consolidated balance sheets of Roaming Messenger, Inc. (a Nevada Corporation) and Subsidiary (collectively referred to as the "Company") as of June 30, 2005 and 2004 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roaming Messenger, Inc. and Subsidiary as of June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

September 16, 2005

          15821 Ventura Boulevard, Suite 490, Encino, California 91436
                  Phone: (818) 461-0600 * Fax: (818) 461-0610

                                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS
                                             JUNE 30, 2005 AND 2004

                                                  ASSETS

                                                                                        June 30,       June 30,
                                                                                          2005           2004
                                                                                        -----------    -----------
CURRENT ASSETS
 Cash                                                                                   $   237,529    $ 1,495,102
 Accounts receivable net of allowance for doubtful account of $7,380 and $20,000            178,729        116,407
 Prepaid expenses                                                                            19,347          9,944
                                                                                        -----------    -----------

   TOTAL CURRENT ASSETS                                                                     435,605      1,621,453
                                                                                        -----------    -----------

PROPERTY & EQUIPMENT
 Furniture, Fixtures & Equipment                                                             88,341         83,225
 Computer Equipment                                                                         435,292        278,715
 Commerce Server                                                                             50,000         50,048
 Computer Software                                                                            7,960          3,535
 Leasehold Improvements                                                                           -         42,194
                                                                                        -----------    -----------
                                                                                            581,593        457,717
  Less: Accumulated depreciation & amortization                                            (331,053)      (261,370)
                                                                                        -----------    -----------

   NET PROPERTY & EQUIPMENT                                                                 250,540        196,347
                                                                                        -----------    -----------
OTHER ASSETS
 Lease deposit                                                                               10,237          7,029
 Restricted Cash (see note 8)                                                                93,000              -
 Other assets                                                                                 3,935          2,503
                                                                                        -----------    -----------

   TOTAL OTHER ASSETS                                                                       107,172          9,532
                                                                                        -----------    -----------

     TOTAL ASSETS                                                                       $   793,317    $ 1,827,332
                                                                                        ===========    ===========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Accounts payable                                                                       $   121,645    $    24,892
 Accrued liabilities (note 8)                                                               227,420         42,093
 Deferred income (note 2)                                                                    26,667              -
 Officer salary payable                                                                     237,981        243,730
 Staff salaries payable                                                                      50,410         46,499
 Note payable (note 4)                                                                       30,000         39,500
 Current portion - obligations under capitalized leases (note 3)                             49,846         33,631
                                                                                        -----------    -----------

   TOTAL CURRENT LIABILITIES                                                                743,969        430,345
                                                                                        -----------    -----------

LONG TERM LIABILITIES
 Obligations under capitalized leases (note 3)                                               89,785         45,059
                                                                                        -----------    -----------

   TOTAL LONG TERM LIABILITIES                                                               89,785         45,059
                                                                                        -----------    -----------

    TOTAL LIABILITIES                                                                       833,754        475,404
                                                                                        -----------    -----------

SHAREHOLDERS' EQUITY (DEFICIT)
 Capital Stock                                                                              180,807        172,400
 Additional Paid-in Capital                                                               4,950,066      3,871,738
 Accumulated deficit                                                                     (5,171,310)    (2,692,210)
                                                                                        -----------    -----------

   TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                     (40,437)     1,351,928
                                                                                        -----------    -----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                $   793,317    $ 1,827,332
                                                                                        ===========    ===========

         See report of independent registered public accounting firm and notes to condensed consolidated financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                June 30, 2005     June 30, 2004
                                                -------------     -------------

REVENUE                                           $ 1,184,212         $ 953,772

COST OF REVENUE                                       399,265           132,404
                                                -------------     -------------

  GROSS PROFIT                                        784,947           821,368

OPERATING EXPENSES
 Selling, general and administrative expenses       2,735,890         1,474,106
 Research and development                             397,205           315,061
 Depreciation and amortization                        113,775            60,231
                                                -------------     -------------

   TOTAL OPERATING  EXPENSES                        3,246,870         1,849,398
                                                -------------     -------------

     OPERATING  LOSS                               (2,461,923)       (1,028,030)
                                                -------------     -------------

OTHER INCOME (EXPENSES)
 Interest income                                        9,258             7,116
 Interest expense                                     (26,435)          (15,031)
                                                -------------     -------------

   TOTAL OTHER INCOME (EXPENSES)                      (17,177)           (7,915)
                                                -------------     -------------

     NET LOSS                                    $ (2,479,100)     $ (1,035,945)
                                                =============     =============

BASIC AND DILUTED LOSS
  PER SHARE                                           $ (0.01)          $ (0.01)
                                                =============     =============

WEIGHTED AVERAGE
  NUMBER OF SHARES                                174,247,486       161,432,015
                                                =============     =============

         See report of independent registered public accounting firm and notes to condensed consolidated financial statements.

                                               ROAMING MESSENGER, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                             FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                                                      Additional
                                                                        Common         Paid-in        Accumulated
                                                      Shares             Stock         Capital          Deficit            Total
                                                   ------------      -----------    ------------      -----------        -----------

Balance, June 30, 2003                              147,912,035      $   147,912     $ 1,306,502      $(1,656,265)       $ (201,851)

Issuance of common stock, note 6                     24,487,579           24,488       2,515,236                -         2,539,724

Issuance of warrants, note 7                                  -                -          50,000                -            50,000

Net loss                                                      -                -               -       (1,035,945)       (1,035,945)
                                                   ------------      -----------    ------------      -----------        -----------

Balance, June 30, 2004                              172,399,614      $   172,400     $ 3,871,738      $(2,692,210)       $1,351,928

Issuance of common stock, note 6                      8,407,477            8,407         949,308                -           957,716

Issuance of warrants, note 7                                                             129,020                            129,020

Net loss                                                      -                -               -       (2,479,100)       (2,479,100)
                                                   ------------      -----------    ------------      -----------        -----------
Balance, June 30, 2005                              180,807,091      $   180,807     $ 4,950,066      $(5,171,310)       $  (40,437)
                                                   ============      ===========    ============      ===========        ===========



         See report of independent registered public accounting firm and notes to condensed consolidated financial statements.

                               ROAMING MESSENGER, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEAR ENDED JUNE 30, 2005 AND 2004

                                                                               June 30, 2005         June 30, 2004
                                                                                -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                       $  (2,479,100)        $ (1,035,945)
 Adjustment to reconcile net loss to net cash
  used in operating activities:
 Depreciation and amortization                                                        111,877               60,231
 Warrants issued for services                                                         129,020               50,000
 Common stock issued for services                                                     330,462               82,917
 Decrease (increase) in account receivable                                            (62,322)             (39,509)
 Decrease (increase) in prepaid and other assets                                      (14,043)              (5,602)
 (Decrease) increase in accounts payable                                               96,752              (20,506)
 (Decrease) increase in officer salaries payable                                       (5,749)             (63,636)
 (Decrease) increase in staff salaries payable                                          3,911               23,052
 (Decrease) Increase in deferred income                                                26,667                    -
 (Decrease) increase in other liabilities                                             185,327                  805
                                                                                -------------         -------------

   NET CASH USED IN OPERATING ACTIVITIES                                           (1,677,198)            (948,193)
                                                                                -------------         -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Restricted Cash                                                                      (93,000)
 Purchase of property & equipment                                                     (58,603)             (64,684)
                                                                                -------------         -------------

   NET CASH USED IN INVESTING ACTIVITIES                                             (151,603)             (64,684)
                                                                                -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                                             627,254            2,485,324
 Payment on note payable                                                               (9,500)             (10,500)
 Payments on capitalized lease obligations                                            (46,526)             (24,253)
                                                                                -------------         -------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                                          571,228            2,450,571
                                                                                -------------         -------------

    NET INCREASE (DECREASE) IN CASH                                                (1,257,573)           1,437,694


CASH AT BEGINNING OF PERIOD                                                         1,495,102               57,408
                                                                                -------------         -------------

CASH AT END OF PERIOD                                                           $     237,529         $  1,495,102
                                                                                =============         =============

Supplementary disclosures:
 Interest paid                                                                  $      26,435         $     15,031
                                                                                =============         =============

Capitalized leases contracted:                                                  $     107,467         $     70,250
                                                                                =============         =============


         See report of independent registered public accounting firm and notes to condensed consolidated financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GOING CONCERN
     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has funded its operation through the sale of its common stock through private offerings. The Company will be selling securities through private placements and, as discussed in note 11, through its Periodic Equity Investment Agreement . Management believes, but there is no assurance, that the Company will obtain the additional working capital that it needs through the sale of its Common Stock. The Company has incurred operating deficits since inception, which are expected to continue until its business model is fully developed.

          See report of independent registered public accounting firm

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

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

     We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations is in accordance with EITF No. 99-19.

     We also offer professional services such as development services. The fees for development services constitute a separate unit of accounting in accordance with EITF No. 00-21, and are recognized as the work is performed.

     Upfront fee for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. Deferred income for the fiscal year ended, June 30, 2005, was $26,667.

     For the fiscal year ended, June 30, 2005, monthly fee from web products and associated service fees account for 55% of the Company's total revenues, professional services account for 23% and the remaining 22% of total revenues are from resale of third party products and services.

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

     COST OF REVENUE
     Cost of  revenue  includes  the direct  costs of  operating  the  Company's
     network,  including   telecommunications  charges  and  internet  marketing
     charges.

     RESEARCH AND DEVELOPMENT
     Research and development costs are expensed as incurred. Total research and development costs were $397,205 and $315,061 for the years ended June 30, 2005 and 2004, respectively.

     CASH AND CASH EQUIVALENTS
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

          See report of independent registered public accounting firm

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, the estimate of useful lives of property and equipment, the deferred tax valuation allowance, and the fair value of stock options and warrants. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2005 and 2004, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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


     Property and equipment assets with an original cost of $199,418 and $115,084 at June 30, 2005 and 2004, respectively were leased under capitalized leases. Amortization of assets under capitalized leases is included in depreciation and amortization expense. During the years ended June 30, 2005 and 2004, additions to fixed assets through capitalized leases totaled $107,467 and $70,250, respectively.

     During the year ended June 30, 2005, the Company vacated its premises on 6144 Calle Real in Santa Barbara. The Company recorded an expense for $23,485, representing the cost of the abandoned related leasehold improvements,

     CONCENTRATIONS OF BUSINESS AND CREDIT RISK
     The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company's operations are subject to rapid technological advancement and intense competition in the telecommunications industry.

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

     ADVERTISING COSTS
     The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $53,147 and $20,156 for the years ended June 30, 2005 and 2004, respectively.

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

          See report of independent registered public accounting firm

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

     The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows:

                                                              2005                      2004
                                                      ---------------------     -------------------
Net loss as reported                                      $ (2,479,100)          $ (1,035,945)

Basic and diluted net loss per share                             (0.01)                 (0.01)
as reported

Add:  Stock-based employee compensation                              -                 50,000
expense included in net reported loss

Deduct:  Stock based employee                                  (13,839)              (134,000)
compensation expense determined under fair
value based method for all awards
                                                      ---------------------     -------------------

Pro forma net loss                                        $ (2,492,939)          $ (1,119,945)
                                                      =====================     ===================
Basic and diluted pro forma loss per share                $      (0.01)          $      (0.01)
                                                      =====================     ===================

     NET LOSS PER SHARE
     Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Options to purchase shares of the Company's stock under its stock option plan and warrants may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation for 2005 and 2004 because they have an antidilutive effect in these periods.

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

     NEW ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Santdards Board ("FASB") issued revised Statement 123R, "Share-Based Payment," to be effective for annual periods beginning after December 15, 2005 for Roaming Messenger, Inc. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective transition method or the modified retrospective method. We are currently evaluating our share-based employee compensation programs, the potential impact of this statement on our consolidated financial position and results of operations, and the alternative adoption methods.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective for the company on July 2, 2006. The company does not believe the adoption of SFAS No. 151 will have a material impact on its financial statements.

           See report of independent registered public accounting firm

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


3.       OBLIGATIONS UNDER CAPITALIZED LEASES

 Lessor           Description                                                   2005             2004
-------------    ----------------------------------------------            --------------    -------------
SBBT             Payable in monthly installments of $281
                   interest at 16%, matures in November, 2009              $      10,669     $         -
SBBT             Payable in monthly installments of $726
                   interest at 17%, matures in August, 2009                       25,760               -
GE               Payable in monthly installments of $551
                   interest at 17%, matures in September, 2008                    17,653               -
GE               Payable in monthly installments of $1206
                   interest at 17%, matures in September, 2008                    39,745               -
Washoe/BofA      Payable in monthly installments of $1513,
                   interest at 6.8%, matures in April, 2007.                      31,206          46,651
GE               Payable in monthly installments of $710
                   interest at 12.8%, matures in October, 2006.                   10,394          16,360
Avaya            Payable in monthly installments of $655,
                   interest at 16%, matures in December, 2004.                         -           3,753
GE               Payable in monthly installments of $348,
                   interest at 13%, matured in October 2005.                       1,357           5,094
Dell             Payable in monthly installments of $200,
                   interest at 13%, matures in January 2006.                       1,504           3,407
Dell             Payable in monthly installments of $203,
                   interest at 21%, matures in February 2006.                      1,344           3,425
                                                                           --------------   -------------
                                                                                 139,632          78,690
                 Less current portion                                             49,846          20,348
                                                                           --------------   -------------
                 Long-term portion of obligations under
                   capitalized leases                                      $      89,786    $     58,342
                                                                           ==============   =============

     Minimum annual lease payments under capitalized lease obligations at June 30, 2005 are as follows:

                             2006                                $ 64,663
                             2007                                  51,138
                             2008                                  33,168
                             2009                                  17,355
                             2010                                   2,857
                                                                 ------------
                                                                  169,181

Less amount representing interest                                  29,549
                                                                 ------------
                                                                  139,632

Less current portion                                               49,846
                                                                 ------------

Long term portion of capitalized lease obligations               $ 89,786
                                                                 ============

           See report of independent registered public accounting firm

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


4.   NOTE PAYABLE

     The Company has a note payable to a vendor in the amount of $50,000, bearing interest at 10%, with monthly interest payment only. The maturity date, which was originally October 15, 2001, was subsequently amended to March 15, 2002 and then on demand. At June 30, 2005, the outstanding principal amount on this note is $30,000. This note is secured by furniture of the Company. See note 8.

5.   INCOME TAXES

     At June 30, 2005, the Company has available for federal and state income tax purposes, net operating loss carryforwards of approximately $8,500,000 and $3,900,000, respectively, which expire at dates that have not been determined.

     The difference between the Company's effective income tax rate and the statutory federal rate for the years ended June 30, 2005 and 2004 relates primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of its realization. The valuation allowance was $3,300,000 and $2,300,000 at June 30, 2005 and 2004, respectively, representing an increase of $1,000,000 for the year ended June 30, 2005. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations.

     A reconciliation of income tax expense that would result from applying the domestic Federal statutory rate to pre-tax income, with federal income tax expense presented in the financial statements is as follows:


                                                            2005         2004
                                                         ---------    ----------
Income tax benefit computed
at U.S. federal statutory rate (34%)                    $  840,000    $ 350,000

State income taxes, net of benefit federal taxes           144,000       63,000

Other                                                       16,000      (73,000)

Less valuation allowance                                (1,000,000)    (340,000)
                                                         ---------    ----------

     Income tax expense                                 $        -    $       -
                                                         ---------    ----------

     The deferred income tax benefit at June 30, 2005, and 2004 reflects the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items, which comprise a significant portion of, deferred tax assets and liabilities are approximately as follows:

                                                   2005               2004
                                                -----------     --------------
Property and Equipment                          $   55,000      $      56,000
Net operating loss carryforwards                 3,150,000          2,148,000
Officer salaries payable                            95,000             96,000
                                                -----------     --------------
                                                 3,300,000          2,300,000
Less:  valuation allowance                      (3,300,000)        (2,300,000)
                                                -----------     --------------
Deferred income tax asset                       $        -      $           -
                                                ===========     ==============

           See report of independent registered public accounting firm

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

6.   SHAREHOLDERS' DEFICIT

     For the fiscal year ended, June 30, 2004, the Company issued 23,807,579 shares of restricted common stock for total cash consideration of $2,485,324 as a result of a series of private offerings of common stock ranging from $0.08 per share to $0.50 per share as well as stock options and warrants exercises. 680,000 shares of restricted common stock were also issued for $54,400 of services.

     For the fiscal year ended, June 30, 2005, the Company issued 6,875,000 shares of restricted common stock for a net cash consideration of $627,254 as a result of a series of private offerings of common stock ranging from $0.08 per share to $0.10 per share as well as exercise of stock options. 1,532,477 shares of restricted common stock were also issued for $330,462 of services.

     On March 28, 2005, the Company entered into a Periodic Equity Investment Agreement with Wings Fund, Inc. Pursuant to the Periodic Equity Investment Agreement, the Company may, on a monthly basis commencing after the effective date of the registration statement in connection with that agreement, periodically sell to Wings Fund, Inc. shares of common stock for a total purchase price of up to $3,000,000. Such monthly sales are limited to a maximum aggregate of $250,000. Further, upon execution of the Periodic Equity Investment Agreement, the Company issued to Wings Fund, Inc. an aggregate of 5,000,000 shares of common stock at a price of $0.10 per share for gross proceeds of $500,000 (included in the $627,254 above).

     The common stock of Roaming Messenger, Inc. has a par value of $0.001, and 495,000,000 shares are authorized to be issued. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

     At June 30, 2005, 22,225,000 shares of common stock were reserved for the issuance of common stock pursuant to the Stock Option Plan, and 838,500 were reserved for the issuance of common stock pursuant to outstanding warrants.

7.   STOCK OPTIONS AND WARRANTS

     In July 10, 2003, the Company adopted the Roaming Messenger, Inc. Stock Option Plan for Directors, Executive Officers, and Employees of and Key Consultants to Roaming Messenger, Inc. This Plan, may issue 25,000,000 shares of common stock. Options granted under the Plan could be either Incentive Options or Nonqualified Options, and are administered by the Company's Board of Directors. Each options may be exercisable in full or in installment and at such time as designated by the Board. Notwithstanding any other provision of the Plan or of any Option agreement, each option are to expire on the date specified in the Option agreement, which date are to be no later than the tenth anniversary of the date on which the Option was granted (fifth anniversary in the case of an Incentive Option granted to a greater-than-10% stockholder). The purchase price per share of the Common Stock under each Incentive Option are to be no less than the Fair Market Value of the Common Stock on the date the Option was granted (110% of the Fair Market Value in the case of a greater-than-10% stockholder).

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

           See report of independent registered public accounting firm

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

7.   STOCK OPTIONS AND WARRANTS (Continued)

     SFAS 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that statement. Options to purchase 3,500,000 shares of Roaming Messenger, Inc. were granted during the year ended June 30, 2005. The fair value of options granted during the years ended June 30, 2005 and 2004, which have been estimated at $131,960 and $159,000, respectively, at the date of grant were determined using the Black-Scholes Option pricing model with the following assumptions:


                                                   2005                 2004
                                               ------------        ------------
Risk free interest rate                         3.36-4.00%          2.79%-3.27%
Stock volatility factor                          0.29-0.81              0.01
Weighted average expected option life             4 years             4 years
Expected dividend yield                             None                None


       A summary of the Company's stock option activity and related information follows:

                                                      Year ended                     Year ended
                                                      ----------                     ----------
                                                    June 30, 2005                  June 30, 2004
                                                    --------------                  -------------
                                                             Weighted                          Weighted
                                                              average                           average
                                                             exercise                          exercise
                                              Options          price             Options         price
                                              -------------  ------------      -------------  ------------
Outstanding -beginning of year                   8,297,494   $      0.11           8,444,000  $       0.08
Granted                                          3,500,000          0.12           2,478,494          0.18
Exercised                                          275,000          0.08           2,500,000          0.08
Forfeited                                        7,287,500          0.12             125,000          0.08
                                              -------------  ------------      -------------  ------------
Outstanding - end of year                        4,234,994   $      0.11           8,297,494  $       0.11
                                              =============  ============      =============  ============
Exercisable at the end of year                     972,980   $      0.09           5,720,935  $       0.09
                                              =============  ============      =============  ============
Fair value of options granted
during the year                                              $   131,960                      $    159,000
                                                             ============                     ============

    The weighted average remaining contractual life of options as of June 30, 2005 was as follows:

                                                 Weighted
                                                  Average
                           Number of            remaining
     Exercise               options             contractual
      prices              outstanding          life (years)
     ---------           ------------          ------------
      $ 0.08                 1,234,994             2.31
      $ 0.10                 2,300,000             3.79
      $ 0.17                   700,000             3.18


           See report of independent registered public accounting firm

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


     Stock Warrants
     --------------
     During the year ended June 30, 2005, Roaming Messenger, Inc. issued warrants for services valued at $129,020, to purchase shares of common stock of Roaming Messenger, Inc. These warrants became exercisable on their grant date. Warrants were granted as follows:

Date                       Number of shares             Maturity date                Exercise Price
-------------------        ----------------------       ----------------------       ------------------
September 30, 2004                        100,500           September 30, 2006                   $ 0.10
December 31, 2004                         271,000            December 31, 2006                   $ 0.10
March 31, 2005                            201,000               March 31, 2006                   $ 0.10
April 1, 2005                              50,000               March 31, 2008                   $ 0.20
April 30, 2005                             15,000               April 30, 2010                   $ 0.10
June 30, 2005                             201,000                June 30, 2007                   $ 0.10
                           -----------------------
Total Granted                             838,500

     At June 30, 2005, warrants to purchase 838,500 shares were outstanding.

     During the year ended June 30, 2005, Warp 9 Inc. cancelled 52,021 warrants, resulting in 25,192 total outstanding warrants.

     The following Warp 9 Inc. warrants, which are exercisable, were outstanding at June 30, 2005:

Number of shares             Exercise Price             Expiration date
--------------------         -------------------        -----------------------
          25,192             $ 1.00 per share           December 31, 2005



           See report of independent registered public accounting firm

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

8.   COMMITMENTS AND CONTINGENCIES

     Operating Leases
     The following is a schedule, by years, of future minimum rental payments required under operating leases for the facilities and equipment. The lease for one of the facilities expires in 2010. The following is a schedule of minimum lease payments for the next five years.

        Years Ending          Rent Payment          Rent Income
          June 30,
        ------------          ----------------      ----------------
         2006                        $ 196,000              $ 38,000
         2007                        $ 176,000              $ 29,000
         2008                        $ 109,000              $      -
         2009                        $ 108,000              $      -
         2010                        $ 109,000              $      -


     Total lease expense for the years ended June 30, 2005 and 2004 was $193,708 and $120,832, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

     During the year ended June 30, 2005, the Company vacated its premises located at 6144 Calle Real, Santa Barbara, California. The lease expires in March 2007, therefore the Company is obligated to pay the rent under the terms of the lease. The Company is subleasing these premises at an agreed rent amount lower than the rent amount per the original lease, which will generate a total cumulative shortfall of $99,367 by the end of the lease. This shortfall has been recognized as an expense for the year ended June 30, 2005, and is included in the accrued liabilities.

     LOAN DEFAULT
     The note payable (note 4) has a default clause that allows the lender to assess late payment charges at his option, in the amount of 10% of the delinquency. The delinquent charges which could amount to approximately $15,000 have not been accrued by the Company.

     LEGAL MATTERS
     The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management, based on advice of legal counsel, that such litigation and claims will be resolved without a material effect on the Company's financial position.

     RESTRICTED CASH
     The Company has restricted cash in the amount of $93,000. This restricted cash is used to collateralize a standby letter of credit in favor of the landlord as part of the Company's lease agreement for its current office space at 50 Castilian Dr. Santa Barbara, CA 93117. This cash amount is restricted until the lease expires on June 30, 2010 or when negotiated down.

           See report of independent registered public accounting firm

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

9.   CONCENTRATIONS

     For the year ended June 30, 2005, the Company had two customers who represented approximately 42% of total revenue. For the year ended June 30, 2004, the Company had two customers who represented approximately 30% of total revenue.

     Accounts receivable from two customers represented approximately 37% of total accounts receivable at June 30, 2005. Accounts receivable from two customers represented approximately 55% of total accounts receivable at June 30, 2004.

     The Company has a concentration of credit risk for cash by maintaining deposits with banks, which may at a time exceed insured amounts. At June 30, 2005, the Company had $181,373 exceeding the amount insured by the U.S. Federal Deposit Insurance Corporation (FDIC).

10.  RELATED PARTY TRANSACTIONS

     On June 30, 2005, the Company issued 350,000 shares of common stock to Mr. Tom Djokovich for serving on the Company's Board of Directors through June 30, 2005. An expense of $56,000 was recorded in connection with the issuance of these shares.

11.  FUNDING AGREEMENT

     On March 28, 2005, we entered into a Periodic Equity Investment Agreement with Wings Fund, Inc. Pursuant to the Periodic Equity Investment Agreement, we may, on a monthly basis commencing after the effective date of the registration statement to be filed by us in connection with that agreement, periodically sell to Wings Fund, Inc. shares of common stock for a total purchase price of up to $3,000,000. Such monthly sales are limited to a maximum aggregate of $250,000. The registration statement was filed on May 3, 2005 and declared effective by the Securities and Exchange Commission on August 11, 2005. We may now sell up to $250,000 per month worth of registered common stock to Wings Fund, Inc. at our discretion until August 11, 2006.


           See report of independent registered public accounting firm

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

ITEM 8B. OTHER INFORMATION

None
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

The following table lists the executive officers and directors of the Company as of September 30, 2005:

Name                         Age        Position
--------------------         ---        ----------------------------------------
 Jonathan Lei                 33        Chief Executive Officer,  President,
                                        Chief Financial Officer,  Secretary,
                                        and Chairman

 Harinder Dhillon             32        Senior Vice President
                                        (President of Warp 9 Inc. Subsidiary)

 Bryan Crane                  46        Vice President of Corporate Development

 Michael Chuises              44        Vice President of Engineering

 Louie Ucciferri              45        Director

 Tom Djokovich (1)            48        Director
----------
(1)      Member of Audit Committee.

Jonathan Lei has been our Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer, and Secretary since April 2003. Mr. Lei received a Bachelor Degree in Electrical and Computer Engineering from the University of California, Santa Barbara ("UCSB") in 1995 and a Master of Science Degree in Electrical and Computer Engineering from UCSB in 1996. While at UCSB, he studied and worked in the field of computer aided design and development of VLSI and ASIC silicon chips. Mr. Lei was employed by Lockheed Martin in 1993 where he built data acquisition systems for spacecraft testing. In 1995, he worked for Intel Corporation where he developed the Triton II Pentium PCI chipset. From 1995 to 1996, Mr. Lei worked for RC Electronics where he designed PCI based data acquisition systems. Mr. Lei founded Warp 9, Inc., our wholly owned subsidiary in 1996 and in 1998, he negotiated a transaction to sell Warp 9's consumer ISP division, Sbnet, to MindSpring Enterprises. Mr. Lei was an officer and is a lifetime member of Tau Beta Pi, a national engineering honor society.

Bryan Crane has been our Vice President of Corporate Development since October 2002. Prior to joining Roaming Messenger, from 1995 to 2002, he worked for Muir, Crane & Co., a partnership he co-founded and in which he still maintains an ownership interest. From 1994 to 1995, Mr. Crane was a Managing Director of Johnson & Co. For most of his career, Mr. Crane held positions in portfolio management from retail investments at Prudential-Bache Securities to Vice President of Investments at A.G. Edwards & Son, where, as a member of the Presidents Council, he managed debt and equity portfolios for institutional clients. Mr. Crane earned his dual degree in Political Science and International Economics from San Diego State University. He is a member of the San Diego Stock Bond Association and the Los Angeles Chapter of the National Investor Relations Institute (NIRI).

Harinder Dhillon has been our Vice President of Operations since October 2001 and has been the President of Warp 9 Inc. since July 1, 2005. Mr. Dhillon joined us in July 2000. Prior to joining us, from 1993 to1998, Mr. Dhillon served as the Chief Information Officer of Informax Data Systems, an enterprise systems integrator headquartered in Southern California. Thereafter, during 1999 until he joined us, he worked as an independent technology consultant. He has designed, managed, and led the development and deployment of multi-million dollar enterprise Internet, Intranet and integration projects for Fortune 500 companies and various government units. His client list included Department of Justice, Immigration and Naturalization Services, US Navy, US Air Force, and the City of Los Angeles. His projects included enterprise work flow automation, real-time field services, infrastructure build out, and network and systems integration. Mr. Dhillon received a Bachelor degree in Electrical and Computer Engineering from the University of California at Santa Barbara in 1996.

Mike Chuises has been our Vice President of Engineering since October 2004. Prior thereto, he was our Director of Engineering from December 2003 to October 2004. From 1994 to 2001, Mr. Chuises was the principal engineer for OutBack Resource Group Inc., a consulting firm located in San Luis Obispo, California, founded by Mr. Chuises, where he consulted on and implemented services and software for service providers and commercial software companies such as Wynd Communications, Inc. In 2001, OutBack was acquired by GoAmerica Communications, Inc., a wireless service provider, and from 2001 to 2003, Mr. Chuises served as a lead architect on the Go.Web enterprise wireless messaging platform. Prior to founding OutBack, Mr. Chuises worked for several commercial software publishers including Cheyenne Software, XTree Company and Arcada Software. Mr. Chuises brings many years of disciplined, process-oriented methodologies to full life-cycle software development.

Louie Ucciferri has been one of our directors since 2003 and is currently the CEO of Regent Capital Group, a NASD registered broker dealer dedicated to real estate investments. From 1995 to 2004, Mr. Ucciferri served as the President of Westlake Financial Architects, an investment-banking firm he founded in 1995 to provide financial and investment advisory services to early stage companies. He has raised investment capital for both private and public companies and has created liquidity for investors in the form of public offerings. Since November 1998, he has also served as President of Camden Financial Services, a NASD registered broker dealer that serves as the dealer manager for a real estate company that has raised in excess of $150 million in equity capital for the acquisition of commercial office properties in southern California and Arizona.

Tom Djokovich has been one of our directors since 2003 and is the Chief Executive Officer of XsunX, Inc., a position he has held since 2004. From 2003 until 2004, he was an independent technology consultant. Prior thereto, he was the founder and served from 1995 to 2002 as the Chief Executive Officer of
Accesspoint Corporation, a vertically integrated provider of electronic transaction processing and e-business solutions for merchants. Under Mr. Djokovich's guidance, Accesspoint became a member of the Visa/MasterCard association, the national check processing association (NACHA), and developed one of the payment industry's most diverse set of network based transaction processing, business management and CRM systems for both Internet and conventional points of sale. During his tenure, Accesspoint became an early adopter of WAP based e-commerce capabilities and the industry's first certified Level 1 Internet payment processing engine. In his last year as executive manager, Accesspoint grew its processing revenues by over 800% and overall revenues by nearly 300%. Prior to Accesspoint, Mr. Djokovich founded TMDConstruction and Development where he developed an early business-to-business ordering system for the construction industry.

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

BOARD COMMITTEES

The Board of Directors has appointed an Audit Committee. As of September 30, 2005, the sole member of the Audit Committee is Tom Djokovich. Mr. Djokovich is considered independent as defined in Rule 4200 of the National Association of Securities Dealers' listing standards because he is not employed by the Company, does not participate in the day-to-day management of the Company, and does not receive a salary or other employment benefits from the Company. The Board of Directors has adopted a written charter of the audit committee. The Audit Committee is authorized by the Board of Directors to review, with the Company's independent accountants, the annual financial statements of the Company prior to publication, and to review the work of, and approve non-audit services preformed by, such independent accountants. The Audit Committee will make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year. The Audit Committee will also review the effectiveness of the financial and accounting functions and the organization, operations and management of the Company. The Audit Committee was formed on April 19, 2003. The Audit Committee held four meetings during fiscal year ended June 30, 2005. As of September 30, 2005, the Company has not yet appointed a Compensation Committee.

AUDITOR INDEPENDENCE

GENERAL. Rose Snyder & Jacobs, CPAs ("RSJ") is the Company's principal auditing accountant firm. RSJ has also provided other non-audit services to the Company. The Audit Committee of the Company's Board of Directors has considered whether the provisions of non-audit services is compatible with maintaining RSJ's independence.

AUDIT FEES. RSJ billed the Company $37,200 during the fiscal year ended June 30, 2005 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2004, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended September 30, 2004, December 31, 2004, and March 31, 2005.

ALL OTHER FEES. RSJ billed the Company $7,665 for other services for the fiscal year ended June 30, 2005.

REPORT OF THE AUDIT COMMITTEE

The Company's Audit Committee has reviewed and discussed the Company's audited financial statements for the fiscal year ended June 30, 2005 with senior management. The Audit Committee has reviewed and discussed with management the Company's audited financial statements. The Audit Committee has also discussed with RSJ, the Company's independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from RSJ required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with RSJ the independence of RSJ as auditors of the Company. Finally, the Audit Committee has considered whether the independent auditors provision of non-audit services to the Company is compatible with the auditors' independence. Based on the foregoing, the Company's Audit Committee has recommended to the Board of Directors that the audited financial statements of the Company be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 for filing with the United States Securities and Exchange Commission. The Audit Committee also approved RSJ's engagement to prepare the Company's consolidated tax returns for its fiscal year ending June 30, 2005. The Company's Audit Committee did not submit a formal report regarding its findings.

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

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all
Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended June 30, 2005 have been complied with on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

On June 30, 2005, the Company issued 350,000 shares of common stock to Mr. Tom Djokovich for serving on the Company's Board of Directors through June 30, 2005. An amount of $56,000 was recognized as an expense for the year ended June 30, 2005 for this issuance of shares. Mr. Djokovich also serves as the Chairman of our Audit Committee, for which he receives no separate compensation.

EXECUTIVE OFFICER COMPENSATION

         The following table and notes set forth the annual cash compensation paid to officers of the Company.

                                                                                                       Long-Term
                                                                                                      Compensation
                                                                  Annual Compensation                  Awards
                      --------------------------------------------------------------------------------------------------------------
                                                                                                      Securities
                                                   Fiscal                              Other Annual   Underlying         All Other
                      Name and Principal Position   Year       Salary       Bonus      Compensation   Options          Compensation
                      ---------------------------   ----       ------       -----      ------------   ----------       ------------

                      Jonathan Lei...............      2005      $138,000     - 0 -       - 0 -         -0-               - 0 -
                      President, Chief Financial       2004      $138,000     - 0 -       - 0 -         -0-               - 0 -
                         Officer, and Secretary        2003      $138,000     - 0 -       - 0 -         -0-               - 0 -
                      --------------------------------------------------------------------------------------------------------------
                      Harinder Dhillon...........      2005      $125,000    $2,894       - 0 -         -0-               - 0 -
                      Senior Vice President            2004      $125,000    $8,714       - 0 -         -0-               - 0 -
                                                       2003      $105,000     - 0 -       - 0 -     1,875,000 (1)         - 0 -
                      --------------------------------------------------------------------------------------------------------------
                      Bryan Crane................      2005       $84,000    $8,000 (2)   - 0 -         -0-               - 0 -
                      VP of Corporate Development      2004       $84,000   $29,000 (2)   - 0 -       878,494 (2)         - 0 -
                                                       2003       $84,000     - 0 -       - 0 -       700,000 (2)         - 0 -
                      --------------------------------------------------------------------------------------------------------------
                      Michael Chuises............      2005      $120,000(3)  - 0 -       - 0 -     1,000,000 (1)         - 0 -
                      VP of Corporate Development      2004          -0-      - 0 -       - 0 -         -0-               - 0 -
                                                       2003          -0-      - 0 -       - 0 -         -0-               - 0 -
                      --------------------------------------------------------------------------------------------------------------

------------------

(1) Consists of options granted under the Company's 2003 Stock Option Plan on July 15, 2003. These stock options are fully vested at the time of grant. Options are to purchase unregistered common stock at an exercise price equal to the fair market value of unregistered common stock at the time of grant, which was $0.08 per share for these stock options.

(2) 878,494 options were granted under the Company's 2003 Stock Option Plan on July 15, 2003. These stock options were fully vested at time of grant. Options are to purchase unregistered common stock at an exercise price equal to the fair market value of unregistered common stock at the time grant, which was $0.08 per share for these stock options. On May 20, 2003, 700,000 shares of unregistered common stock were issued to Mr. Crane in lieu of cash payment for salaries accrued to that point. A total amount of $29,000 and $8,000 of cash bonus was given to Mr. Crane, during the fiscal year ending June 30, 2004 and June 30, 2005, respectively, for achieving certain milestones in managing the Company's investment capital efforts.

(3) Mr. Chuises was promoted to Vice President of Engineering on October 1, 2004, with a base salary of $120,000. On April 15, 2005, Mr. Chuises was granted 1,000,000 stock options to purchase unregistered common stock at an exercise price equal to the fair market value of unregistered common stock at the time grant, which was $0.10 per share. Prior to his promotion, Mr. Chuises had 450,000 options at and exercise price of $0.08 and 550,000 options at an exercise price of $0.17.

OPTIONS GRANTED IN LAST FISCAL YEAR

The following table sets forth information with respect to options to purchase common stock of the Company granted to the Company's officers during fiscal year 2005.


-------------------------------------------------------------------------------------------------------------------------
                                                                                                 Potential Realizable
                                                                                                   Value at Assumed
                                                                                                Annual Rates of Stock
                                                                                                Price Appreciation for
                                                                                                     Option Term
                                                                                                -------------------------
                                         Percent of Total
                                        Options Granted to    Exercise
                          Options          Employees in         Price         Expiration
Name                      Granted          Fiscal Year        per Share          Date              5%           10%
----                   -------------     ----------------     ---------       -----------       ---------     ----------
Michael Chuises          550,000 (1)            18%             $0.17    Four years from the       $20,150       $43,393
VP of Engineering                                                           date of grant

                       1,000,000 (2)           33%              $0.10    Four years from the      $143,101      $192,820
                                                                            date of grant

--------------------
(1)      These stock options vest 1/48 over a 48 month period
(2) 25% of these stock options will become fully vested after 12 months of consecutive employment. The balance will vest 1/36 for 36 months after 12 months of consecutive employment.

FISCAL YEAR-END OPTION EXERCISES AND OPTION VALUES

         The following table sets forth information with respect to options to purchase common stock of the Company held by the Company's executive officers at September 30, 2005.

  ------------------------------------------------------------------------------------------------------------------------------
                                                                Number of Unexercised               Value of Unexercised
                                                                   Options Held at                  In-the-Money Options
                                                                  September 30, 2005              at September 30, 2005 (2)
                                                                  ------------------              -------------------------
                            Shares
                           Acquired
                             Upon
  Name                     Exercise   Value Realized(1)    Exercisable       Unexercisable       Exercisable     Unexercisable
  ----                     --------   -----------------    -----------       -------------       -----------     -------------

  Michael Chuises             -0-            -0-             278,125           1,721,875           $4,219           $19,281
  VP of Engineering

  Bryan Crane                 -0-            -0-             253,494              -0-              $7,605             -0-
  VP of Corporate
     Development

----------------
(1) The value realized is the difference between the market price of the common stock on the date of exercise and the exercise price of the stock option. The underlying securities held upon exercise are unregistered common stock.

(2) The value of unexercised "in-the-money" options is the difference between the market price of the common stock on September 30, 2005 ($0.11 per share) and the exercise price of the option, multiplied by the number of shares subject to the option. The underlying securities held upon exercise are unregistered common stock.

EMPLOYMENT AGREEMENTS

The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

STOCK OPTION PLAN

On July 10, 2003, the Board of Directors of the Company adopted the 2003 Stock Option Plan for Directors, Executive Officers, Employees and Key Consultants of the Company (the "2003 Plan"). The 2003 Plan was ratified by the shareholders of the Company by written consent effective August 25, 2003. The 2003 Plan authorizes the issuance of up to 25,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 25,000,000 stock options. To date, 4,234,994 options to purchase 4,234,994 shares of common stock at volume weighted average price of $0.11 per share granted under the 2003 Plan are outstanding. To date, 2,775,000 options have been exercised.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the names the executive officers and directors of the Company and all persons known by the Company to beneficially own 5% or more of the issued and outstanding common stock of the Company at September 30, 2005

Name, Title and Address                      Number of Shares Beneficially Owned     Percentage Ownership
---------------------------------------      -----------------------------------     --------------------
Jonathan Lei
President, Chief Financial Officer,
Secretary, and Chairman                                 95,639,025                               52.57%

Bryan Crane
VP of Corporate Development                              1,231,500                                0.68%

Harinder Dhillon
Senior Vice President
(President of Warp 9 Inc.)                               2,935,000                                1.61%

Michael Chuises
Vice President of Engineering                                4,000                                0.00%

Louie Ucciferri
Director                                                 3,500,000                                1.92%

Tom Djokovich
Director                                                   652,500                                0.36%
----------------------------------------------------------------------------------------------------------
All current Executive Officers as a Group               99,809,525                               54.87%

All current Directors who are not
 Executive Officers as a Group                           4,152,500                                2.28%

---------------
(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of September 30, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 30, 2005, the Company issued 350,000 shares of common stock to Mr. Tom Djokovich for serving on the Company's Board of Directors and Chairman of the Company's Audit Committee thru June 30, 2005. $56,000 was recognized as expense for the years ended June 30, 2005.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit           Description
         -------           -----------
         3.1               Articles of Incorporation (1)
         3.2               Bylaws (1)
         4.1               Specimen Certificate for Common Stock (1)
         4.2               Non-Qualified Employee Stock Option Plan (2)
         5.1               Opinion of Sichenzia Ross Friedman Ference LLP(3)
         10.1              First Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (4)
         10.2              Second Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (5)
         10.3              Exchange Agreement and Representations for shareholders of Warp 9, Inc.(4)
         10.4              Securities Purchase Agreement dated as of March 28, 2005 between Roaming Messenger,
                           Inc. and Wings Fund, Inc.(6)
         10.5              Periodic Equity Investment Agreement dated as of March 28, 2005 between Roaming
                           Messenger, Inc. and Wings Fund, Inc.(6)
         10.6              Registration Rights Agreement dated as of March 28, 2005 between Roaming Messenger,
                           Inc. and Wings Fund, Inc.(6)
         21                List of Subsidiaries(3)

         (1) Incorporated by reference from the exhibits included with the Company's prior Report on Form 10-KSB filed with the Securities and Exchange Commission, dated March 31, 2002.

         (2) Incorporated by reference from the exhibits included in the Company's Information Statement filed with the Securities and Exchange Commission, dated August 1, 2003.

         (3) Previously Filed.

         (4) Incorporated by reference from the exhibits included with the Company's prior Report on Form SC 14F1 filed with the Securities and Exchange Commission, dated April 8, 2003.

         (5) Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated May 30, 2003.

         (6) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission dated March 30, 2005.

(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the last quarter of the fiscal year ended June 30, 2005.

         (1) Form 8-K, dated March 28, 2005, filed with the SEC describing the Securities Purchase Agreements between Roaming Messenger, Inc. and Wings Fund, Inc.

         (2) Form 8-K, dated October 14, 2004, filed with the SEC reflecting the resignation of Brian Fox as Chief Technology Officer of the Company.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Rose Snyder & Jacobs, CPAs ("RSJ") is the Company's principal auditing accountant firm. RSJ has also provided other non-audit services to the Company. The Audit Committee approved the engagement of RSJ before RSJ rendered audit and non-audit services to the Company.

AUDIT FEES

RSJ billed the Company $37,200 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2004, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended September 30, 2004, December 31, 2004, and March 31, 2005.

TAX FEES

RSJ has not yet provided tax return preparation services for the Company for the fiscal year ended June 30, 2005, and therefore has not billed the Company for those services.

ALL OTHER FEES

RSJ billed the Company $7,665 for other services, including preparation of the tax returns for the Company for 2004, during the fiscal year ended June 30, 2005.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 12, 2005                   ROAMING MESSENGER, INC.



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



By:  \s\ Jonathan Lei                              Dated: October 12, 2005
    --------------------------------------
    Jonathan Lei, Chairman of the Board,
    Chief Executive Officer, President
    Chief Financial Officer, and Secretary


By:  \s\ Tom Djokovich                             Dated: October 12, 2005
    --------------------------------------
    Tom Djokovich
    Director



By:  \s\ Louie Ucciferri                           Dated: October 12, 2005
    --------------------------------------
    Louie Ucciferri
    Director