Form 10QSB
period 2005-09-30
ROAMING MESSENGER INC
filed 2005-11-21
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED September 30, 2005

                         Commission file number 0-13215
                                               -----------

                             ROAMING MESSENGER, INC.
                     --------------------------------------
             (Exact name of Registrant as Specified in its Charter)


    Nevada                                               30-0050402
--------------                                     ----------------------
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

         As of November 17, 2005 the number of shares outstanding of the registrant's only class of common stock was 183,747,703.

         Transitional Small Business Disclosure Format (check one):

                                    Yes ________              No ____X____





                                TABLE OF CONTENTS
                                                                                                                     PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Balance Sheets as of September 30, 2005 (unaudited) and June 30, 2005................................          2

         Statements of Operations for the Three Months ended September 30, 2005
         and 2004 (unaudited).................................................................................          3

         Statements of Cash Flows for the Three Months ended
         September 30, 2005 and 2004 (unaudited)..............................................................          4

         Notes to Condensed Consolidated Financial Statements
         (unaudited)..........................................................................................          5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................          7

Item 3.  Controls and Procedures..............................................................................         11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................................         11

Item 2.  Changes in Securities................................................................................         11

Item 3.  Defaults upon Senior Securities......................................................................         11

Item 4.  Submission of Matters to a Vote of Security Holders..................................................         12

Item 5.  Other Information....................................................................................         12

Item 6.  Exhibits and Reports on Form 8-K.....................................................................         12

Signatures....................................................................................................         13


PART I.    FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                       ASSETS
                                                                                         (Unaudited)
                                                                                         September 30,      June 30,
                                                                                            2005             2005
                                                                                       ---------------   --------------
CURRENT ASSETS
 Cash                                                                                  $      85,911     $    237,529
 Accounts receivable, net of allowance for doubtful account of $7,380 and $7,380             159,480          178,729
 Prepaid expenses                                                                             23,427           19,347
                                                                                       ---------------   --------------

  TOTAL CURRENT ASSETS                                                                       268,818          435,605
                                                                                       ---------------   --------------

PROPERTY & EQUIPMENT
 Furniture, Fixtures & Equipment                                                              88,341           88,341
 Computer Equipment                                                                          466,017          435,292
 Commerce Server                                                                              50,000           50,000
 Computer Software                                                                             7,960            7,960
                                                                                       ---------------   --------------
                                                                                             612,318          581,593
 Less: Accumulated depreciation & amortization                                              (354,446)        (331,053)
                                                                                       ---------------   --------------

   NET PROPERTY & EQUIPMENT                                                                  257,872          250,540
                                                                                       ---------------   --------------

OTHER ASSETS
 Lease deposit                                                                                 9,749           10,237
 Restricted Cash                                                                              93,000           93,000
 Other assets                                                                                  3,935            3,935
                                                                                       ---------------   --------------

  TOTAL OTHER ASSETS                                                                         106,684          107,172
                                                                                       ---------------   --------------

   TOTAL ASSETS                                                                        $     633,374     $    793,317
                                                                                       ===============   ==============

                       LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable                                                                      $     213,940     $    121,645
 Accrued liabilities                                                                         243,063          227,420
 Bank line of credit                                                                          75,000                -
 Deferred income                                                                              49,334           26,667
 Accrued officer salary                                                                      237,981          237,981
 Accrued staff salary and related                                                             55,322           50,410
 Note payable                                                                                 30,000           30,000
 Current portion - obligations under capitalized leases                                       51,875           49,846
 Stockholders deposit                                                                         32,000                -
                                                                                       ---------------   --------------

  TOTAL CURRENT LIABILITIES                                                                  988,515          743,969
                                                                                       ---------------   --------------

LONG TERM LIABILITIES
 Obligations under capitalized leases                                                         93,839           89,785
                                                                                       ---------------   --------------

  TOTAL LONG TERM LIABILITIES                                                                 93,839           89,785
                                                                                       ---------------   --------------

   TOTAL LIABILITIES                                                                       1,082,354          833,754
                                                                                       ---------------   --------------

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' DEFICIT
 Capital Stock                                                                               181,917          180,807
 Additional Paid-in Capital                                                                5,049,821        4,950,066
 Accumulated deficit                                                                      (5,680,718)      (5,171,310)
                                                                                       ---------------   --------------

  TOTAL SHAREHOLDERS' DEFICIT                                                               (448,980)         (40,437)
                                                                                       ---------------   --------------

   TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                         $     633,374     $    793,317
                                                                                       ===============   ==============

                            Prepared without audit.
           See notes to condensed consolidated financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Three                  Three
                                                                               months ended            months ended
                                                                             September 30, 2005     September 30, 2004
                                                                             -------------------    ------------------

REVENUE                                                                      $        337,926       $         309,704

COST OF REVENUE                                                                      (107,054)                (97,558)
                                                                             -------------------    ------------------

 GROSS PROFIT                                                                         230,872                 212,146

OPERATING EXPENSES
 Selling, general and administrative expenses                                         607,643                 493,375
 Research and development                                                             106,377                 122,114
 Depreciation and amortization                                                         23,393                  18,695
                                                                             -------------------    ------------------

 TOTAL OPERATING EXPENSES                                                             737,413                 634,184
                                                                             -------------------    ------------------

OPERATING LOSS                                                                       (506,541)               (422,038)
                                                                             -------------------    ------------------

OTHER INCOME (EXPENSES)
 Interest income                                                                        1,016                   2,157
 Interest expense                                                                     (10,268)                 (3,997)
 Other Income                                                                           6,386                       -
                                                                             -------------------    ------------------

TOTAL OTHER INCOME (EXPENSES)                                                          (2,866)                 (1,840)
                                                                             -------------------    ------------------

  NET LOSS                                                                   $       (509,407)      $        (423,878)
                                                                             ===================    ==================


BASIC AND DILUTED LOSS PER SHARE                                             $          (0.00)      $           (0.00)
                                                                             ===================    ==================


WEIGHTED AVERAGE NUMBER OF SHARES                                                 181,445,352            172,445,810
                                                                             ===================    ==================




                            Prepared without audit.
           See notes to condensed consolidated financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Three                    Three
                                                                             months ended             months ended
                                                                           September 30, 2005      September 30, 2004
                                                                           -------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                  $        (509,407)      $         (423,878)
 Adjustment to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                                        23,393                   18,694
 Warrants and stock issued for services                                               74,947                   27,350
 Decrease (increase) in account receivable                                            19,249                  (17,762)
 Decrease (increase) in prepaid expenses and other assets                             (3,592)                 (16,735)
 (Decrease) increase in accounts payable                                              92,295                   44,219
 (Decrease) increase in officer salaries payable                                           -                   (5,749)
 (Decrease) increase in staff salaries payable                                         4,912
 (Decrease) increase in deferred income                                               22,667                        -
 (Decrease) increase in other liabilities                                             15,643                   13,668
                                                                           -------------------     ------------------

   NET CASH USED IN OPERATING ACTIVITIES                                            (259,893)                (360,193)
                                                                           -------------------     ------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Employee advances                                                                         -                     (249)
 Purchase of property & equipment                                                    (10,928)                 (33,645)
                                                                           -------------------     ------------------

   NET CASH USED IN INVESTING ACTIVITIES                                             (10,928)                 (33,894)
                                                                           -------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                                             25,916                    9,623
 Proceeds from bank line of credit                                                    75,000
 Deposit for shares of common stock                                                   32,000                   19,875
 Payments on note payable                                                                  -                   (5,500)
 Payments on capitalized lease obligations                                           (13,713)                  (9,159)
                                                                           -------------------     ------------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                                         119,203                   14,839
                                                                           -------------------     ------------------

    NET INCREASE (DECREASE) IN CASH                                                 (151,618)                (379,248)
                                                                           -------------------     ------------------


CASH AT BEGINNING OF PERIOD                                                          237,529                1,495,102
                                                                           -------------------     ------------------

CASH AT END OF PERIOD                                                                 85,911       $        1,115,853
                                                                           ===================     ==================

Supplementary disclosures:
 Interest paid                                                             $          10,268       $            3,997
                                                                           ===================     ==================

Capitalized lease contracted                                               $          19,796       $           29,050
                                                                           ===================     ==================


                            Prepared without audit.
           See notes to condensed consolidated financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


1.    BASIS OF PRESENTATION AND GOING CONCERN

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K-SB for the year ended June 30, 2005.

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

     SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that statement. Options to purchase 900,000 and 1,200,000 shares of Roaming Messenger, Inc. were granted during the three months ended September 30, 2005 and 2004, respectively. The fair value of options granted, which have been estimated at $29,980 and $111,480, respectively, at the date of grant were determined using the Black-Scholes Option pricing model with the following assumptions:

                                                  2005                   2004
                                                  -----                  ----
Risk free interest rate                           4.01%                  3.36%
Stock volatility factor                           0.24                   0.70
Weighted average expected option life             4 years                4 years
Expected dividend yield                           None                   None



                             Prepared without audit.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005




2.   STOCK OPTIONS AND WARRANTS (Continued)

     The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows:

                                                   Three Months     Three Months
                                                     Ended              Ended
                                                   September          September
                                                    30, 2005           30, 2004
                                                  -------------    -------------
Net loss as reported                              $ (509,407)      $  (423,878)
Basic and diluted net loss per share
as reported                                            (0.00)            (0.00)

Add:  Stock based employee compensation                    -                 -
expense included in net reported loss, net of related taxes

Deduct:  Stock based employee                        (30,738)          (18,970)
compensation expense determined under fair
value based method for all awards, net of
related taxes
                                                  -------------    -------------

Pro forma net loss                                $ (540,145)      $  (442,848)
                                                  =============    =============
Basic and diluted pro forma loss per share        $    (0.00)      $     (0.00)
                                                  =============    =============



     During the three month period ended September 30, 2005 (i) 900,000 options were granted at an exercise price of $0.13 per share. As of September 30, 2005, total outstanding unexercised options are 5,134,994.

     WARRANTS

     On September 30, 2005, the Company granted warrants to purchase 163,500 shares of common stocks at $0.10 per share for consulting services. These warrants expire on September 30, 2007, and were valued at $1,848 using the Black-Scholes model.

3.   LINE OF CREDIT

     On August 11, 2005, the Company was approved for a $100,000 revolving line of credit from Bank of America at an interest of prime plus 4 percentage points. This line of credit is not secured by assets of the Company. The effective interest rate of the line of credit at September 30, 2005 was 10.5%. As of September 30, 2005, $75,000 was borrowed under the line.





                            Prepared without audit.

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


CURRENT OVERVIEW

         We are a software company and have developed a proprietary system that enables software programs and other business applications connect to and communicate with wired and wireless devices, such as cellular phones, computers and personal digital assistants. This system, known as the Roaming Messenger Platform, serves as a gateway to the mobile world for a variety of software programs and other business applications such as those used in emergency response, homeland security, logistics, healthcare and financial services.

         The Roaming Messenger Platform allows applications to send out smart messages, or "messengers," to mobile devices. Unlike regular e-mail messages, these software messengers are encrypted, and have the ability to roam automatically among mobile devices, trying to get the attention of the user, confirm receipt, present interactive forms, and transmit real-time responses back to the sending application. They also have the ability to move independently to alternative recipients in if the originally intended recipient does not respond in a timely fashion.

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

         The Roaming Messenger Platform is being offered as a standalone server product or a hosted service. We expect to sell and license the Roaming Messenger product to system integrators and application developers in markets such as emergency response services, the military and private businesses. For example, we might sell a Roaming Messenger Gateway server to a systems integrator that is designing an emergency alert and notification system. We plan to sell Roaming Messenger through channel partners and value-added resellers (VARs) who are established in their respective vertical markets.

         While Roaming Messenger is a horizontal product with applications in many markets, our primary sales and marketing strategy continues to be vertically focused. We will however continue to execute various low-cost horizontal marketing programs, concurrently, to identify new opportunities in non-primary vertical markets - for example, healthcare and enterprise markets.

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

         In executing our growth strategy, strategic acquisition of synergistic companies may be explored. When decide on potential acquisition candidates, we will consider whether the candidate offers (i) access to customers and
(ii)complementary products or services.

         We have generated only minimal revenues from the Roaming Messenger Platform. To date, almost all of our revenues have been generated by Warp 9, Inc., our wholly-owned subsidiary, that offers web-based e-commerce software products and services to the catalog and direct marketing industry. However, in the future, we believe that a large majority of our revenues will come from the sale of our Roaming Messenger technology in the future.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO THE SAME PERIOD IN 2004

         Total revenue for the three-month period ending September 30, 2005 was $337,926 as compared to $309,704 for the three-month period ending September 30, 2004.

         The cost of revenue for the three-month period ending September 30, 2005 was 32% as compared to 32% for the three-month period ending September 30, 2004.

         Operating expenses increased from $634,184 for the three months ended September 30, 2004 to $737,413 for the three months ended September 30, 2005. The increase in operating expenses between the two periods is primarily due increased in non-cash expenses for sales, marketing and advisory services.

         The $737,413 operating expenses includes non-cash charges of (i) $73,100 of unregistered stock for business development and advisory services, and (ii) $1,848 expense for the issuance of warrants to business development contractors in lieu of cash payment for their services. The value of the warrants was determined using the Black Scholes model.

         Operating costs are expected to exceed revenue in the foreseeable future as the Company continues to increase sales and marketing efforts as well as increasing staff.

         For  the  three  months  ended   September  30,  2005,   the  Company's
consolidated net loss was ($509,407) as compared to a consolidated net loss of ($423,878) for the three months ended September 30, 2004.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash at September 30, 2005 of $85,911 as compared to cash of $237,529 as of June 30, 2005. The Company had net working capital deficit (i.e. the difference between current assets and current liabilities) of ($719,697) at September 30, 2005 as compared to a net working capital deficit of ($308,364) at June 30, 2004. Cash flow utilized by operating activities was ($259,893) for the three months ended September 30, 2005 as compared to cash utilized for operating activities of ($360,193) during the three months ended September 30, 2004. Cash flow used in investing activities was ($10,928) for the three months ended September 30, 2005 as compared to cash used in investing activities of ($33,894) during the three months ended September 30, 2004. Cash flow provided by financing activities was $119,203 for the three months ended September 30, 2005 as compared to cash provided by financing activities of $14,839 for the three months ended September 30, 2004.

         On August 11, 2005, the Company was approved for a $100,000 revolving line of credit from Bank of America at an interest of prime plus 4 percentage points. This line of credit is not secured by assets of the Company. The effective interest rate of the line of credit at September 30, 2005 was 10.5%. As of September 30, 2005, $75,000 was borrowed under this line of credit

         On March  28,  2005,  we  entered  into a  Periodic  Equity  Investment
Agreement with Wings Fund, Inc. Pursuant to the Periodic Equity Investment Agreement, we may, on a monthly basis commencing after the effective date of the registration statement in connection with that agreement, periodically sell to Wings Fund, Inc. shares of common stock for a total purchase price of up to $3,000,000. Such monthly sales are limited to a maximum aggregate of $250,000. The registration statement was filed on May 3, 2005 and declared effective by the Securities and Exchange Commission on August 11, 2005. We may now sell up to $250,000 per month worth of registered common stock to Wings Fund Inc. at our discretion until August 11, 2006.

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


Item 2. CHANGES IN SECURITIES

         During the quarter ended September 30, 2005, the Company issued 470,000 shares of unregistered common stock to three individuals as compensation for services rendered to the Company. The shares were valued at the market price of the Company's common stock at the time of issuance ranging from $0.13 to $0.16 per share.

         During the quarter ended September 30, 2005, the Company issued 640,000 shares of registered common stock to Wings Fund Inc. for a gross proceed of $40,000 pursuant to the Periodic Equity Investment Agreement that was declared effective by the SEC on August 11, 2005.


Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

Item 5. OTHER INFORMATION
None.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         EXHIBIT  DESCRIPTION
         NO.

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

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2005                 ROAMING MESSENGER, INC.

                                         By:  \s\ Jonathan Lei
                                         ------------------------------------
                                         Jonathan Lei, Chairman of the Board,
                                         Chief Executive Officer, President
                                         Chief Financial Officer, and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ Jonathan Lei                                 Dated: November 17, 2005
      --------------------------------------
    Jonathan Lei, Chairman of the Board,
    Chief Executive Officer, President
    Chief Financial Officer, and Secretary