Form 10QSB
period 2005-12-31
ROAMING MESSENGER INC
filed 2006-02-21
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended December 31, 2005

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition period from _______________ to ______________

                         Commission file number 0-13215
                                   -----------

                             ROAMING MESSENGER, INC.
                          ----------------------------
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

                                 (805) 683-7626
                        -------------------------------
               Registrant's telephone number, including area code

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

                                    Yes      X             No _______
                                        --------------

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                      [   ]  Yes                [ X ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     As  of  February  21,  2006  the  number  of  shares   outstanding  of  the
registrant's only class of common stock was 186,431,266.

     Transitional Small Business Disclosure Format (check one):

                                 Yes ________              No ____X____





                                Table of Contents

                                                                                                                     Page
PART I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements                                                                    2

         Balance Sheets as of December 31, 2005 (unaudited) and June 30, 2005.................................          2

         Statements of Operations for the Three Months and Six Months ended December 31, 2005
         and 2004 (unaudited).................................................................................          3

         Statements of Cash Flows for the Six Months ended December 31, 2005 and 2004 (unaudited).............          4

         Notes to Condensed Consolidated Financial Statements
         (unaudited)..........................................................................................          5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................          8

Item 3.  Controls and Procedures..............................................................................          13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................................          13

Item 2.  Changes in Securities................................................................................          13

Item 3.  Defaults upon Senior Securities......................................................................          14

Item 4.  Submission of Matters to a Vote of Security Holders..................................................          14

Item 5.  Other Information....................................................................................          14

Item 6.  Exhibits and Reports on Form 8-K.....................................................................          15

Signatures....................................................................................................          16


PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                      ASSETS
                                                                                     (Unaudited)
                                                                                     December 31,        June 30,
                                                                                        2005               2005
                                                                                   ----------------    -------------
CURRENT ASSETS
 Cash                                                                              $       268,932     $    237,529
 Accounts receivable, net of allowance for doubtful account of $3,230 and $7,380           274,434          178,729
 Prepaids and other current assets                                                          22,018           19,347
                                                                                   ----------------    -------------

   TOTAL CURRENT ASSETS                                                                    565,384          435,605
                                                                                   ----------------    -------------

PROPERTY & EQUIPMENT
 Furniture, Fixtures & Equipment                                                            88,341           88,341
 Computer Equipment                                                                        481,550          435,292
 Commerce Server                                                                            50,000           50,000
 Computer Software                                                                           7,960            7,960
                                                                                   ----------------    -------------
                                                                                           627,851          581,593
 Less: Accumulated depreciation & amortization                                            (378,561)        (331,053)
                                                                                   ----------------    -------------

   NET PROPERTY & EQUIPMENT                                                                249,290          250,540
                                                                                   ----------------    -------------

OTHER ASSETS
 Lease deposit                                                                               9,749           10,237
 Restricted Cash                                                                            93,000           93,000
 Loan Costs                                                                                 92,500                -
 Deferred Costs                                                                             67,133
 Other assets                                                                                2,714            3,935
                                                                                   ----------------    -------------
   TOTAL OTHER ASSETS                                                                      265,096          107,172
                                                                                   ----------------    -------------

        TOTAL ASSETS                                                               $     1,079,770     $    793,317
                                                                                   ================    =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable                                                                  $       173,772     $    121,645
 Accrued liabilities                                                                       252,760          227,420
 Bank line of credit                                                                        99,658                -
 Deferred Income                                                                            48,333           26,667
 Accrued officer salary Officer salaries payable                                           237,981          237,981
 Accrued staff salary and related                                                           83,944           50,410
 Note payable                                                                               30,000           30,000
 Current portion - obligations under capitalized leases                                     47,366           49,846
                                                                                   ----------------    -------------

   TOTAL CURRENT LIABILITIES                                                               973,814          743,969
                                                                                   ----------------    -------------

LONG TERM LIABILITIES
 Convertible Debenture                                                                     366,433                -
 Obligations under capitalized leases                                                       84,928           89,785
                                                                                   ----------------    -------------

   TOTAL LONG TERM LIABILITIES                                                             451,361           89,785
                                                                                   ----------------    -------------

        TOTAL LIABILITIES                                                                1,425,175          833,754
                                                                                   ----------------    -------------

COMMITMENTS AND CONTINGENCIES, note 5

SHAREHOLDERS' DEFICIT
 Capital Stock                                                                             186,356          180,807
 Additional Paid-in Capital                                                              5,544,123        4,950,066
 Accumulated deficit                                                                    (6,075,884)      (5,171,310)
                                                                                   ----------------    -------------

   TOTAL SHAREHOLDERS' DEFICIT                                                            (345,405)         (40,437)
                                                                                   ----------------    -------------

        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                $     1,079,770     $    793,317
                                                                                   ================    =============



                            Prepared without audit.
           See notes to condensed consolidated financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Three                 Six                Three             Six
                                                          months ended         months ended        months ended     months ended
                                                          December 31,         December 31,        December 31,     December 31,
                                                              2005                 2005               2004              2004
                                                        -----------------   ----------------    ---------------   ----------------

REVENUE                                                 $       518,146     $        856,072    $       307,228   $       616,932

COST OF REVENUE                                                (159,332)            (266,386)          (141,030)         (238,588)
                                                        -----------------   ----------------    ---------------   ----------------

  GROSS PROFIT                                                  358,814              589,686            166,198           378,344

OPERATING EXPENSES
 Selling, general and administrative expense                    522,615            1,130,258            637,312         1,130,687
 Depreciation and amortization                                   23,972               47,365             21,777            40,472
 Research and development                                       106,972              212,754             66,638           188,752
                                                        -----------------   ----------------    ---------------   ----------------

   TOTAL OPERATING EXPENSES                                     652,964            1,390,377            725,727         1,359,911
                                                        -----------------   ----------------    ---------------   ----------------

        OPERATING LOSS                                         (294,150)            (800,691)          (559,529)         (981,567)
                                                        -----------------   ----------------    ---------------   ----------------

OTHER INCOME (EXPENSES)
 Interest income                                                    763                1,779              4,453             6,610
 Other Income                                                     9,579               15,965
 Interest expense                                              (111,359)            (121,627)            (7,110)          (11,107)
                                                        -----------------   ----------------    ---------------   ----------------

   TOTAL OTHER INCOME (EXPENSES)                               (101,017)            (103,883)            (2,657)           (4,497)
                                                        -----------------   ----------------    ---------------   ----------------

        NET LOSS                                        $      (395,167)    $      (904,574)    $      (562,186)  $      (986,064)
                                                        =================   ================    ===============   ================


BASIC AND DILUTED LOSS
  PER SHARE                                             $         (0.00)              (0.00)    $         (0.00)  $         (0.01)
                                                        =================   ================    ===============   ================


WEIGHTED AVERAGE NUMBER
 OF SHARES                                                  184,151,379         182,798,365         172,530,810       172,488,310
                                                        =================   ================    ===============   ================

                            Prepared without audit.
                See notes to consolidated financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Six                   Six
                                                                               months ended          months ended
                                                                               December 31,          December 31,
                                                                                   2005                  2004
                                                                              ----------------      ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                     $       (904,574)     $    (986,064)
 Adjustment to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                                          47,508             40,472
 Warrants and Stock issued for services                                                  2,843             81,062
 Common stock issued for services                                                      123,100             17,000
 Conversion feature recorded as interest expense                                       100,000                  -
 Decrease (increase) in account receivable                                             (95,705)           (16,220)
 Decrease (increase) in prepaid and other assets                                          (963)           (24,545)
 (Decrease) increase in accounts payable                                                52,127             33,229
 (Decrease) increase in officer salaries payable                                             -             (5,749)
 (Decrease) increase in other liabilities                                               92,540             14,491
                                                                              ----------------      ---------------

   NET CASH USED IN OPERATING ACTIVITIES                                              (583,124)          (846,324)
                                                                              ----------------      ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Employee advances                                                                           -               (469)
 Purchase of property & equipment                                                      (26,462)           (48,596)
                                                                              ----------------      ---------------

   NET CASH USED IN INVESTING ACTIVITIES                                               (26,462)           (49,065)
                                                                              ----------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock, net of costs                                                272,963              6,352
 Proceeds from bank line of credit                                                      99,658                  -
 Proceeds from Convertible Debenture                                                   295,500                  -
 Deposit for shares of common stock                                                          -             19,875
 Payments on notes payable                                                                   -             (8,500)
 Payments on capitalized lease obligations                                             (27,133)           (22,180)
                                                                              ----------------      ---------------

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 640,988             (4,453)
                                                                              ----------------      ---------------

     NET INCREASE (DECREASE) IN CASH                                                    31,402           (899,842)
                                                                              ----------------      ---------------


CASH AT BEGINNING OF PERIOD                                                            237,529          1,495,102
                                                                              ----------------      ---------------

CASH AT END OF PERIOD                                                         $        268,932      $     595,260
                                                                              ================      ===============

Supplementary disclosures:
 Interest paid                                                                $         21,627      $      11,107
                                                                              ================      ===============

Capitalized leases contracted                                                 $         19,796      $     107,469
                                                                              ================      ===============


                            Prepared without audit.
           See notes to condensed consolidated financial statements.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


1. BASIS OF PRESENTATION AND GOING CONCERN

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K-SB for the year ended June 30, 2005.

     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's losses and negative cash flows from operations and the possible impact of the contingencies described in note 5 raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.


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

     SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that statement. Options to purchase 1,200,000 and 0 shares of Roaming Messenger, Inc. were granted during the six months ended December 31, 2005 and 2004, respectively. The fair value of options granted, which have been estimated at $36,390 and $0, respectively, at the date of grant were determined using the Black-Scholes Option pricing model with the following assumptions:

                                                      2005              2004
                                                ----------------     -----------
Risk free interest rate                          4.01% - 4.39%          3.60%
Stock volatility factor                           0.18 - 0.24           0.40
Weighted average expected option life               4 years            4 years
Expected dividend yield                               None              None


                            Prepared without audit.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


2. STOCK OPTIONS AND WARRANTS (Continued)

     The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows:



                                                        Three Months       Six Months        Three Months        Six Months
                                                            Ended              Ended             Ended              Ended
                                                          December          December           December           December
                                                          31, 2005           31, 2005          31, 2004            31, 2004
                                                        --------------    --------------    ---------------    --------------
Net loss as reported                                    $   (395,167)          (904,574)    $    (562,186)           (986,064)

Basic and diluted net loss per share as reported               (0.00)             (0.00)            (0.00)              (0.01)

Add:  Stock based employee compensation
expense included in net reported loss, net of related taxes        -                                    -

Deduct:  Stock based employee
compensation expense determined under fair value based
method for all awards, net of related taxes                   (9,383)           (40,346)          (42,475)            (61,445)
                                                        --------------    --------------    ---------------    --------------

Pro forma net loss                                      $   (404,550)     $    (944,920)    $    (604,661)     $   (1,047,509)
                                                        ==============    ==============    ===============    ==============
Basic and diluted pro forma loss per share              $      (0.00)     $       (0.01)    $       (0.00)     $        (0.01)
                                                        ==============    ==============    ===============    ==============


     During the six month period ended December 31, 2005 (i) 900,000, 200,000 and 100,000 options were granted at an exercise price of $0.13, $0.10 and $0.07 per share respectively, (ii) 225,000 previously granted options were cancelled and/or forfeited. At December 31, 2005, total outstanding unexercised options are 5,209,994.

     Warrants
     --------

     In December 2005, the Company granted warrants to purchase 321,000 shares of common stocks at $0.10 per share for consulting services. These warrants expire on December 31, 2007, and were valued at $995. In December 2005, the Company granted five-year warrants to purchases 1,500,000, 4,000,000 and 4,000,000 shares of common stocks at $0.08, $0.10 and $0.12.respectively to an accredited investor as an incentive to enter into a convertible debenture agreement. These warrants were valued at $100,700. One-third of this $100,700 expense amount, or $33,567, was applied as a discount to the $400,000 convertible debenture entered into on December 28, 2005. The remaining two-third, $67,133, is deferred as the remainder of the total $1,200,000 convertible debenture has not been received from the investor.

     At  December  31,  2005,  total   outstanding   unexercised   warrants  are
     10,823,000.


3. LINE OF CREDIT

     On August 11, 2005, the Company was approved for a $100,000 revolving line of credit from Bank of America at an interest of prime plus 4 percentage points. This line of credit is not secured by assets of the Company. The effective interest rate of the line of credit at December 31, 2005 was 11%. As of December 31, 2005, $99,658 was borrowed under this line of credit


                            Prepared without audit.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


4. CONVERTIBLE DEBENTURES

     On December 28, 2005, we consummated a securities purchase agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $1,200,000 of which the first installment of $400,000 was advanced immediately. The net amount of the first installment received by the Company was $295,500 after paying total fees of $92,500 which included legal, structuring, due diligence, commitment fees, and prior liability of $12,000. An interest expense of $100,000, representing the value of the conversion feature in accordance to EITF 98-5, was incurred at the receipt of this first installment.

     Holders of the debentures may convert at any time amounts outstanding under the debentures into shares of our common stock at a conversion price per share equal to the lesser of (i) $0.15 or (ii) 80% of the lowest volume weighted average price of our common stock during the five trading days immediately preceding the conversion date as quoted by Bloomberg, LP. Cornell has agreed not to short any of the shares of Common Stock.

     We have the right to redeem a portion or all amounts outstanding under the debenture prior to the maturity date at a 20% redemption premium provided that the closing bid price of our common stock is less than $0.15. In addition, in the event of a redemption, we are required to issue to Cornell 50,000 shares of common stock for each $100,000 redeemed.

     We also issued to Cornell five-year warrants to purchase 1,500,000, 4,000,000 and 4,000,000 shares of Common Stock at $0.08, $0.10 and $0.12, respectively.

     The second installment of $350,000 ($295,000 net of fees) was advanced on January 27, 2006. The last installment of $450,000 will be advanced two business days prior to the date the registration statement is declared effective. The debentures mature on the third anniversary of the date of issuance and we are not required to make any payments until the maturity date.


5. COMMITMENTS AND CONTINGENCIES

     Jonathan Lei and Bryan Crane have been indicted by a federal grand jury in February 2006, alleging that they conspired to commit securities, mail and wire fraud in connection with an offer for private funding made to Roaming Messenger Inc. over a year ago, in February 2005, by a fake investment fund formed by the Government. The Company did not obtain any funding from the entity or the management company that were posing as prospective investors. Mr. Crane and Mr. Lei pleaded not guilty to all charges on February 17, 2006 and intend to defend themselves in court. There is no assurance regarding the outcome of these cases. Mr. Lei will continue his duties as chairman and chief executive officer of the company and Mr. Crane will continue as part-time vice president of corporate development. While management does not believe the cases will have a material adverse impact on the business of the Company while they are pending, there is no assurance that they will not ultimately have a material adverse impact. The Company was not named in the indictment.

                            Prepared without audit.
                                       7

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

     In executing our growth strategy, strategic acquisition of synergistic companies may be explored. When deciding on potential acquisition candidates, we will consider whether the candidate offers (i) access to customers and (ii) complementary products or services.

     We have generated only minimal revenues from the Roaming Messenger Platform. To date, almost all of our revenues have been generated by Warp 9, Inc., our wholly-owned subsidiary that offers web-based e-commerce software products and services to the catalog and direct marketing industry.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2005 COMPARED TO THE SAME PERIOD IN 2004

     Total revenue for the three-month period ending December 31, 2005 was $518,146, representing an increased of 69% from the three-month period ending December 31, 2004 of $307,228. Almost all the increase is attributed to the revenue growth from the Warp 9 Inc. operation.

     The cost of revenue for the three-month period ending December 31, 2005 was 31% as compared to 46% for the three-month period ending December 31, 2004. The decrease in the cost of revenue is a result of the increased sales of higher margin Warp 9 e-commerce software products and services.

     Total operating expenses was $652,964 for the three months ended December 31, 2005 as compared to $725,727 for the three months ended December 31, 2004.

     The $652,964 operating expenses includes total non-cash charges of $50,995 which includes (i) $50,000 expense for the issuance of unregistered common stock for business development and advisory services, (ii) $995 expense for the issuance of warrants to business development contractors in lieu of cash payment for their services. The value of the warrants was determined using the Black Scholes model. The value of unregistered common stock was the same as closing price of the Company's public stock at the time of issuance.

     Operating costs are expected to exceed revenue in the foreseeable future as the Company continues to increase sales and marketing efforts as well as increasing staff.

     Total other interest and income expense was $101,017 for the three months ended December 31, 2005, as compared to $2,657 for the three months ended December 31, 2004. The increase is the result a $100,000 charge for the conversion feature of the convertible debenture with Cornell Capital on December 28, 2005, in accordance with EITF 98-5.

     For the three months ended December 31, 2005, the Company's consolidated net loss was ($395,167) as compared to a consolidated net loss of ($562,186) for the three months ended December 31, 2004.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash at December 31, 2005 of $268,932 as compared to cash of $237,529 as of June 30, 2005. The Company had net working capital deficit (i.e. the difference between current assets and current liabilities) of ($408,430) at December 31, 2005 as compared to a net working capital deficit of ($308,364) at June 30, 2005. Cash flow utilized by operating activities was ($583,124) for the six months ended December 31, 2005 as compared to cash utilized for operating activities of ($846,324) during the six months ended December 31, 2004. Cash flow used in investing activities was ($26,462) for the six months ended December 31, 2005 as compared to cash used in investing activities of ($49,065) during the six months ended December 31, 2004. Cash flow provided by financing activities was $640,988 for the six months ended December 31, 2005 as compared to cash used by financing activities of ($4,453) for the six months ended December 31, 2004.

     On August 11, 2005, the Company was approved for a $100,000 revolving line of credit from Bank of America at an interest of prime plus 4 percentage points. This line of credit is not secured by assets of the Company. The effective interest rate of the line of credit at December 31, 2005 was 11%. As of December 31, 2005, $99,658 was borrowed under this line of credit

     On December 28, 2005, we consummated a securities purchase agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $1,200,000 of which the first installment of $400,000 was advanced immediately. The net amount of the first installment received by the Company was $295,500 after paying total fees of $92,500 which included legal, structuring, due diligence, commitment fees and prior liability of $12,000. At the date of this report, the second installment of $350,000 has been advanced upon filing of the registration statement on January 27, 2006. The net amount of the second installment received by the Company was $295,000 after paying total fees of $55,000 which included legal and commitment fees. The last installment of $450,000 will be advanced two business days prior to the date the registration statement is declared effective. The debentures mature on the third anniversary of the date of issuance and we are not required to make any payments until the maturity date.

     Holders of the debentures may convert at any time amounts outstanding under the debentures into shares of our common stock at a conversion price per share equal to the lesser of (i) $0.15 or (ii) 80% of the lowest volume weighted average price of our common stock during the five trading days immediately preceding the conversion date as quoted by Bloomberg, LP. Cornell has agreed not to short any of the shares of Common Stock.

     We have the right to redeem a portion or all amounts outstanding under the debenture prior to the maturity date at a 20% redemption premium provided that the closing bid price of our common stock is less than $0.15. In addition, in the event of a redemption, we are required to issue to Cornell 50,000 shares of common stock for each $100,000 redeemed.

     We also issued to Cornell five-year warrants to purchase 1,500,000, 4,000,000 and 4,000,000 shares of Common Stock at $0.08, $0.10 and $0.12, respectively.

     In connection with the purchase agreement, we also entered into a registration rights agreement with Cornell providing for the registration of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than April 27, 2006 and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than January 27, 2006, or if the registration statement is not declared effective by April 27, 2006, we are required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the Debentures.

     Our obligations under the purchase agreement are secured by substantially all of our assets. As further security for our obligations thereunder, Jon Lei, our Chief Executive Officer, has granted a security interest in 2,000,000 shares of common stock that he owns.

     Also on December 28, 2005, we terminated the Periodic Equity Investment Agreement dated March 28, 2005 with Wings Fund, Inc. That agreement provided for the sale to Wings of up to $3,000,000 worth of our common stock at our discretion in twelve monthly increments of up to $250,000 commencing after the registration statement was declared effective on August 2005. On the date of termination of that agreement, we had sold approximately 4,279,174 shares of common stock for total proceeds of $272,147 during the six months ended December 31, 2005.

     We believe that the funds received and to be received from Cornell will be sufficient to fund and expand our business over a 12 month period. If for some reason we are required to repay the entire $1,200,000 under the convertible debentures, we may have to obtain additional operating capital from other sources to enable us to execute our business plan. We anticipate that we will obtain any additional required working capital through the private placement of Common Stock to domestic accredited investors pursuant to Regulation D of the Securities Act of 1933, as amended (the "Act"), or to offshore investors pursuant to Regulation S of the Act. There is no assurance that we will obtain the additional working capital that we need through the private placement of

Common Stock. In addition, such financing may not be available in sufficient amounts or on terms acceptable to us.


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

     Jonathan Lei and Bryan Crane have been indicted by a federal grand jury in February 2006, alleging that they conspired to commit securities, mail and wire fraud in connection with an offer for private funding made to Roaming Messenger Inc. over a year ago, in February 2005, by a fake investment fund formed by the Government. The Company did not obtain any funding from the entity or the management company that were posing as prospective investors. Mr. Crane and Mr. Lei pleaded not guilty to all charges on February 17, 2006 and intend to defend themselves in court. There is no assurance regarding the outcome of these cases. Mr. Lei will continue his duties as chairman and chief executive officer of the company and Mr. Crane will continue as part-time vice president of corporate development. While management does not believe the cases will have a material adverse impact on the business of the Company while they are pending, there is no assurance that they will not ultimately have a material adverse impact. The Company was not named in the indictment.

Item 2. CHANGES IN SECURITIES

     In October 2005, Roaming Messenger issued and sold 1,580,611 shares of common stock at a price of $0.06 per share for aggregate gross proceeds of $98,000 to Wings Fund Inc. The shares were issued in a transaction exempt under Regulation D.

     In October 2005, Roaming Messenger issued 250,000 shares of common stock at $0.10 per share for consulting services. These shares were issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

     In December 2005, Roaming Messenger issued 250,000 shares of common stock at $0.10 per share for consulting services. These shares were issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

     In December 2005, Roaming Messenger issued and sold 300,000 shares of unregistered common stock at a price of $0.05 per share for aggregate gross proceeds of $15,000. The shares were issued to 2 accredited investors in transactions exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

     In December 2005, Roaming Messenger issued and sold 2,058,563 shares of common stock at a price of $0.07 per share for aggregate gross proceeds of $134,147 to Wings Fund Inc. The shares were issued in a transaction exempt under Regulation D.

     On December 28, 2005, Roaming Messenger sold $400,000 in principal amount convertible debentures to one accredited investor. It also issued to the same investor five-year warrants to purchase 1,500,000, 4,000,000 and 4,000,000 shares of Common Stock at $0.08, $0.10 and $0.12, respectively. The securities were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

     In December 2005, Roaming Messenger issued two-year warrants to purchase 321,000 shares of Common Stock at $0.10, to a business development consultant.


Item 3. DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5. OTHER INFORMATION

     None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         EXHIBIT      DESCRIPTION
           NO.
          ---  -----------------------------------------------------------------
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

          (1) Form 8-K Report filed on December 29, 2005

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 2006                  ROAMING MESSENGER, INC.

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


By:  \s\ Jonathan Lei                                Dated: February 21, 2006
      --------------------------------------
    Jonathan Lei, Chairman of the Board,
    Chief Executive Officer, President
    Chief Financial Officer, and Secretary