Form 10QSB/A
period 2005-12-31
ROAMING MESSENGER INC
filed 2006-03-06
CIK 743758

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
                                                        =================   ================    ===============   ================

                Prepared without audit. See notes to consolidated
                              financial statements.
                                        3

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

                             Prepared without audit.
                                        5

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

                             Prepared without audit.
                                        6

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


5. COMMITMENTS AND CONTINGENCIES

     Jonathan Lei and Bryan Crane have been indicted by a federal grand jury in February 2006, alleging that they conspired to commit securities, mail and wire fraud in connection with an offer for private funding made to Roaming Messenger Inc. over a year ago, in February 2005, by a fake investment fund formed by the Government. The Company did not obtain any funding from the entity or the management company that were posing as prospective investors. Mr. Crane and Mr. Lei pleaded not guilty to all charges on February 17, 2006 and intend to defend themselves in court. There is no assurance regarding the outcome of these cases. Mr. Lei will continue his duties as chairman and chief executive officer of the company and Mr. Crane will continue as part-time vice president of corporate development. While management does not believe the cases will have a material adverse impact on the business of the Company while they are pending, there is no assurance that they will not ultimately have a material adverse impact. The Company was not named in the indictment. The Company will be obligated to indemnify Mr. Lei and Mr. Crane for their defense costs in theses cases if they are exonerated, in amounts to be determined, subject to the outcome of discussions with the Company's insurer regarding possible insurance coverage under the Company's Directors and Officers liability insurance policy.


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

     Jonathan Lei and Bryan Crane have been indicted by a federal grand jury in February 2006, alleging that they conspired to commit securities, mail and wire fraud in connection with an offer for private funding made to Roaming Messenger Inc. over a year ago, in February 2005, by a fake investment fund formed by the Government. The Company did not obtain any funding from the entity or the management company that were posing as prospective investors. Mr. Crane and Mr. Lei pleaded not guilty to all charges on February 17, 2006 and intend to defend themselves in court. There is no assurance regarding the outcome of these cases. Mr. Lei will continue his duties as chairman and chief executive officer of the company and Mr. Crane will continue as part-time vice president of corporate development. While management does not believe the cases will have a material adverse impact on the business of the Company while they are pending, there is no assurance that they will not ultimately have a material adverse impact. The Company was not named in the indictment. The Company will be obligated to indemnify Mr. Lei and Mr. Crane for their defense costs in theses cases if they are exonerated, in amounts to be determined, subject to the outcome of discussions with the Company's insurer regarding possible insurance coverage under the Company's Directors and Officers liability insurance policy.



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


Dated: March 6, 2006                      ROAMING MESSENGER, INC.


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



By:  \s\ Jonathan Lei                                Dated: March 6, 2006
      --------------------------------------

    Jonathan Lei, Chairman of the Board,
    Chief Executive Officer, President
    Chief Financial Officer, and Secretary