Form 10QSB
period 2006-03-31
ROAMING MESSENGER INC
filed 2006-05-15
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended March 31, 2006

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition period from _______________ to ______________

                        FOR QUARTER ENDED MARCH 31, 2006

                         Commission file number 0-13215
                                                -----------

                             ROAMING MESSENGER, INC.
                             ----------------------
             (Exact name of Registrant as Specified in its Charter)

        Nevada                                         30-0050402
    --------------                            --------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

            50 Castilian Dr. Suite A, Santa Barbara, California 93117
                        -------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                    Yes      X                No _______
                                        -----------

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                   [   ]  Yes                [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     As of May 11, 2006 the number of shares outstanding of the registrant's only class of common stock was 186,809,444

     Transitional Small Business Disclosure Format (check one):

                                   Yes ________              No   X
                                                             -----------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                                                                                                                       Page
                                                                                                                       ----
         Balance Sheets as of March 31, 2006 (unaudited)......................................................          1

         Statements of Operations for the Three Months and Nine Months ended March 31, 2006
         and 2005 (unaudited).................................................................................          2

         Statements of Cash Flows for the Nine Months ended March 31, 2006 and 2005 (unaudited)...............          3

         Notes to Condensed Consolidated Financial Statements
         (unaudited)..........................................................................................          4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................          8

Item 3   Controls and Procedures..............................................................................          12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................................          13

Item 2.  Changes in Securities................................................................................          13

Item 3.  Defaults upon Senior Securities......................................................................          13

Item 4.  Submission of Matters to a Vote of Security Holders..................................................          13

Item 5.  Other Information....................................................................................          13

Item 6.  Exhibits and Reports on Form 8-K.....................................................................          14

Signatures....................................................................................................          15

PART I.    FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                                 BALANCE SHEET
                                 MARCH 31, 2006
                                  (Unaudited)

                                       ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                                          $        317,780
   Accounts Receivable, net                                                                    170,295
   Prepaid and Other Current Assets                                                             32,967
                                                                                      -----------------
TOTAL CURRENT ASSETS                                                                           521,042
                                                                                      -----------------

PROPERTY & EQUIPMENT, at cost
   Furniture, Fixtures & Equipment                                                              88,341
   Computer Equipment                                                                          497,162
   Commerce Server                                                                              50,000
   Computer Software                                                                             7,960
                                                                                      -----------------
                                                                                               643,463
   Less accumulated depreciation                                                              (402,571)
                                                                                      -----------------
    NET PROPERTY AND EQUIPMENT                                                                 240,892
                                                                                      -----------------

OTHER ASSETS
   Lease Deposit                                                                                 9,749
   Restricted Cash                                                                              93,000
   Loan Costs                                                                                  136,736
   Deferred Cost                                                                                33,566
   Other Assets                                                                                  2,845
                                                                                      -----------------
        TOTAL OTHER ASSETS                                                                     275,896
                                                                                      -----------------

           TOTAL ASSETS                                                               $      1,037,830
                                                                                      =================

                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                                   $        134,683
   Accrued expenses                                                                            541,442
   Bank Line of Credit                                                                          99,658
   Deferred Income                                                                              73,334
   Note Payable                                                                                 30,000
   Capitalized Leases, Current Portion                                                          45,910
                                                                                      -----------------
    TOTAL CURRENT LIABILITIES                                                                  925,027
                                                                                      -----------------

LONG TERM LIABILITIES
   Convertible Debentures                                                                      682,866
   Capitalized Leases                                                                           73,477
                                                                                      -----------------
TOTAL LONG TERM LIABILITIES                                                                    756,343
                                                                                      -----------------

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock, $0.001 par value;
   495,000,000 authorized shares;
   186,531,265 shares issued and outstanding                                                   186,531
   Additional paid in capital                                                                5,644,519
   Accumulated deficit                                                                      (6,474,590)
                                                                                      -----------------
   TOTAL SHAREHOLDERS'  DEFICIT                                                               (643,540)
                                                                                      -----------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                       $      1,037,830
                                                                                      =================

   The accompanying notes are an integral part of these financial statements

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       Three Months Ended            Nine Months Ended
                                                                   ---------------------------  ----------------------------

                                                                            March 31,                    March 31,
                                                                       2006          2005           2006           2005
                                                                   -------------  ------------  -------------  -------------
REVENUE                                                            $    399,885   $   295,925   $  1,255,956   $    912,857

COST OF SERVICES                                                         85,286        92,593        351,672        331,181
                                                                   -------------  ------------  -------------  -------------

GROSS PROFIT (DEFICIT)                                                  314,599       203,332        904,284        581,676

OPERATING EXPENSES
  Selling, general and administrative expenses                          519,472       806,217      1,649,729      1,936,904
  Research and development                                              106,377        98,399        319,131        287,151
  Depreciation and amortization                                          24,847        22,889         72,212         63,361
                                                                   -------------  ------------  -------------  -------------

TOTAL OPERATING EXPENSES                                                650,696       927,505      2,041,072      2,287,416
                                                                   -------------  ------------  -------------  -------------

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)                    (336,097)     (724,173)    (1,136,788)    (1,705,740)

OTHER INCOME/(EXPENSE)
   Other Income                                                          35,583          1257         53,327          7,867
   Interest Expense                                                     (96,270)       (7,473)      (217,897)       (18,580)
                                                                   -------------  ------------  -------------  -------------

                                                                        (60,687)       (6,216)      (164,570)       (10,713)
                                                                   -------------  ------------  -------------  -------------

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES                        (396,784)     (730,389)    (1,301,358)    (1,716,453)

PROVISION FOR INCOME TAXES                                               (1,922)          (63)        (1,922)           (63)
                                                                   -------------  ------------  -------------  -------------

NET (LOSS)                                                             (398,706)     (730,452)    (1,303,280)    (1,716,516)
                                                                   =============  ============  =============  =============


BASIC AND DILUTED LOSS PER SHARE                                   $      (0.00)  $     (0.00)  $      (0.01)  $    $ (0.01)
                                                                   =============  ============  =============  =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                             186,571,482   173,305,432    184,013,178    172,756,708
                                                                   =============  ============  =============  =============


   The accompanying notes are an integral part of these financial statements

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                               Nine Months Ended
                                                                        --------------------------------

                                                                                   March 31,
                                                                             2006               2005
                                                                        ----------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                               $     (1,303,280)  $  (1,716,516)
 Adjustment to reconcile net loss to net cash
  used in operating activities
 Depreciation and amortization                                                    72,355          63,823
 Gain on settlement                                                              (24,000)              -
 Issuance of common shares and warrants for  services                            163,193         361,199
 Conversion feature recorded as interest expense                                 187,500               -
 Amortization of loan costs                                                       10,764               -
 (Increase) Decrease in:
  Accounts receivable                                                              8,434         (55,948)
  Prepaid and other assets                                                       (12,879)        (14,680)
 Increase (Decrease) in:
  Accounts payable                                                                13,037          66,962
  Accrued expenses                                                                     -          (2,435)
  Other liabilities                                                               72,299          34,515
                                                                        ----------------   -------------

   NET CASH USED IN OPERATING ACTIVITIES                                        (812,577)     (1,263,080)
                                                                        ----------------   -------------

Net CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property and equipment                                              (42,074)        (49,548)
                                                                        ----------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment on note payable                                                               -          (9,500)
 Payments on capitalized leases                                                  (40,040)        (34,509)
 Proceeds from line of credit                                                     99,658
 Deposit for shares of common stock                                                    -          19,875
 Proceeds from Convertible Debenture                                             590,500               -
 Proceeds from issuance of common stock, net of cost                             284,784         478,338
                                                                        ----------------   -------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                                     934,902         454,204
                                                                        ----------------   -------------

     NET INCREASE IN CASH                                                         80,251        (858,424)


CASH, BEGINNING OF PERIOD                                                        237,529       1,495,102
                                                                        ----------------   -------------

CASH, END OF PERIOD                                                     $        317,780   $     636,678
                                                                        ================   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                        $         30,397   $      18,580
                                                                        ================   =============
   Taxes paid                                                           $          1,922   $          63
                                                                        ================   =============

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS

   During the nine months ended March 31, 2006, the Company received 300,000 shares of its common stock as a $24,000 settlement due to a law suit; during the nine months ended
   March 31, 2006 and 2005, the Company  purchased  $19,796 and
   $107,467 of equipment under capital leases respectively.

    The accompanying notes are an integral part of these financial statements

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2006


1. BASIS OF PRESENTATION AND GOING CONCERN

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K-SB for the year ended June 30, 2005.

     Going Concern
     -------------
     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's losses and negative cash flows from operations and the possible impact of the contingencies described in note 5 raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.



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

     SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that statement. Options to purchase 1,200,000 and 0 shares of Roaming Messenger, Inc. were granted during the nine months ended March 31, 2006 and 2005, respectively. The fair value of options granted, which have been estimated at $36,390 and $0, respectively, at the date of grant were determined using the Black-Scholes Option pricing model with the following assumptions:

                                                                2006                    2005
                                                        --------------------    ---------------------
Risk free interest rate                                    4.01% - 4.72%           3.36% - 4.17%
Stock volatility factor                                     0.18 - 0.31             0.32 - 0.70
Weighted average expected option life                         4 years                 4 years
Expected dividend yield                                        None                     None

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2006


2. STOCK OPTIONS AND WARRANTS (Continued)


     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the nine months ended March 31, 2006 and 2005:


                                                                              2006              2005
                                                                         ----------------  ----------------
Net loss as reported                                                          (1,303,280)       (1,716,516)

Add:  Stock based employee compensation expense                                        -                 -
 included in net reported loss, net of related tax effect

Deduct:  Stock based employee compensation expense
 determined under fair value based method for all awards,
 net of related tax effect
                                                                                 (49,728)          (13,368)
                                                                         ----------------  ----------------

Pro forma net loss                                                       $    (1,353,008)  $    (1,729,884)
                                                                         ================  ================

Basic and diluted pro forma loss per share
      As reported                                                        $         (0.01)  $         (0.01)
                                                                         ================  ================
      Proforma                                                           $         (0.01)  $         (0.01)
                                                                         ================  ================



     Effective July 10, 2003, the Company adopted the Roaming Messenger, Inc. 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "Plan") authorizing the issuance of up to 25,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 25,000,000 stock options. The Plan has been approved by the holders of the outstanding shares of the Company. The following table sets forth certain information regarding the Plan as of March 31, 2006:

                                    Number of Securities To Be   Weighted-Average Exercise    Number of Securities
                                    Issued Upon Exercise of      Price of Outstanding Stock   Remaining Available For
                                    Outstanding Stock Options    Options                      Future Issuance Under
                                                                                              Equity Compensation Plans
     Equity compensation plans
     approved by security holders   5,209,994                    $0.11                        17,015,006


     During the nine month period ended March 31, 2006 (i) 900,000, 200,000 and 100,000 options were granted at an exercise price of $0.13, $0.10 and $0.07 per share respectively, (ii) 225,000 previously granted options were cancelled and/or forfeited. At March 31, 2006, total outstanding unexercised options are 5,209,994.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2006

2.  STOCK OPTIONS AND WARRANTS (Continued)


     Warrants

     In December 2005, the Company granted five-year warrants to purchases 1,500,000, 4,000,000 and 4,000,000 shares of common stocks at $0.08, $0.10 and $0.12.respectively to an accredited investor as an incentive to enter into a convertible debenture agreement. These warrants were valued at $100,700. Two-thirds of this $100,700 expense amount, or $67,134, was applied as a discount to the $750,000 convertible debenture entered into during the six months ended March 31, 2006, and is being amortized over the term of the debenture. The remaining one-third, $33,566, is deferred as the remainder of the total $1,200,000 convertible debenture has not been received from the investor.

     In March 2006, the Company granted warrants to purchase 450,000 shares of common stocks at $0.10 per share for consulting services. These warrants expire on March 31, 2008. These warrants were valued at zero and therefore the Company did not record an expense for them.

     At March 31, 2006, total outstanding unexercised warrants are 11,273,000.


3. LINE OF CREDIT

     On August 11, 2005, the Company was approved for a $100,000 revolving line of credit from Bank of America at an interest of prime plus 4 percentage points. This line of credit is not secured by assets of the Company. The effective interest rate of the line of credit at March 31, 2006 was 11.5%. As of March 31, 2006, $99,658 was borrowed under this line of credit


4. CONVERTIBLE DEBENTURES

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

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2006

4. CONVERTIBLE DEBENTURES (Continued)

     We also issued to Cornell five-year warrants to purchase 1,500,000, 4,000,000 and 4,000,000 shares of Common Stock at $0.08, $0.10 and $0.12, respectively.

     The second installment of $350,000 ($295,000 net of fees) was advanced on January 27, 2006. An interest expense of $87,500 was incurred, representing the value of the conversion feature in accordance to EITF 98-5.

     The last installment of $450,000 ($395,000 net of fees) was advanced on May 9, 2006, after the registration statement on Form SB-2 filed on April 12, 2006 was declared effective by the Securities and Exchange Commission.

     The debentures mature on the third anniversary of the date of issuance and we are not required to make any payments until the maturity date.

5. COMMITMENTS AND CONTINGENCIES

     In February 2006, Jonathan Lei, our Chairman and Chief Executive Officer, and Bryan Crane, our Vice President of Corporate Development, were indicted by a federal grand jury in Florida, alleging that they conspired to commit securities, mail and wire fraud in connection with an offer for private funding made to Roaming Messenger Inc. over a year ago, in February 2005, by a surreptitious investment fund formed by the Government. Specifically, the indictment alleges that Messrs. Lei and Crane conspired with government agents posing as fund managers to arrange for an illegal payment to be made to the fund managers as an inducement to that fund making an investment in the Company. We did not obtain any funding from the entity or the management company that were posing as prospective investors. The Company was not named in the indictment. The Company may be obligated to indemnify Mr. Lei and Mr. Crane for their defense costs in theses cases in amounts to be determined. This indictment may have a material adverse impact on the financial position of the company and its results of operations as result of (i) the possible defense costs to be disbursed by the Company, (ii) possible departure of these two senior members of management and (iii) possible damage to the Company's reputation.

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

         The Roaming Messenger Platform allows applications to send out smart messages, or "messengers," to mobile devices. Unlike regular e-mail messages, these software messengers are encrypted, and have the ability to roam automatically among mobile devices, trying to get the attention of the user, confirm receipt, present interactive forms, and transmit real-time responses back to the sending application. They also have the ability to move independently to alternative recipients if the originally intended recipient does not respond in a timely fashion.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2006 COMPARED TO THE SAME PERIOD IN 2005

         Total revenue for the three-month period ending March 31, 2006 was $399,885, representing an increased of 35% from the three-month period ending March 31, 2005 of $295,925. Almost all the increase is attributed to the revenue growth from the Warp 9 Inc. operation.

         The cost of revenue for the three-month period ending March 31, 2006 was 21% as compared to 31% for the three-month period ending March 31, 2005. The decrease in the cost of revenue is a result of the increased sales of higher margin Warp 9 e-commerce software products and services.

         Total operating expenses was $650,696 for the three months ended March 31, 2006 as compared to $927,505 for the three months ended March 31, 2005. This decrease is primarily due the reduction of business development and consultant expenses.

         The $650,696 operating expenses includes total non-cash charges of $37,250 for the issuance of unregistered common stock for business development and marketing services. The value of unregistered common stock was the same as closing price of the Company's public stock at the time of issuance.

         Operating costs are expected to exceed revenue in the foreseeable future as the Company continues to increase sales and marketing efforts as well as increasing staff.

         Total other income and expense was ($60,687) for the three months ended March 31, 2006, as compared to ($6,216) for the three months ended March 31, 2005. The increase is the result a $87,500 charge for the conversion feature, in accordance with EITF-98-5, of the second installment of the convertible debenture with Cornell Capital received on January 27, 2006.

         For the three months ended March 31, 2006, the Company's consolidated net loss was ($398,706) as compared to a consolidated net loss of ($730,452) for the three months ended March 31, 2005.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2006 COMPARED TO THE SAME PERIOD IN 2005

         Total revenue for the nine-month period ending March 31, 2006 was $1,255,956, representing an increased of 38% from the nine-month period ending March 31, 2005 of $912,857. Almost all the increase is attributed to the revenue growth from the Warp 9 Inc. operation.

         The cost of revenue for the nine-month period ending March 31, 2006 was 28% as compared to 36% for the nine-month period ending March 31, 2005. The decrease in the cost of revenue is a result of the increased sales of higher margin Warp 9 e-commerce software products and services.

         Total operating expenses was $2,041,072 for the nine months ended March 31, 2006 as compared to $2,287,416 for the nine months ended March 31, 2005. This decrease is primarily due the reduction of business development and consultant expenses.

         The $2,041,072 operating expenses includes total non-cash charges of $163,193 which includes (i) $160,350 expense for the issuance of unregistered common stock for business development and advisory services, (ii) $2,843 expense for the issuance of warrants to business development contractors in lieu of cash payment for their services. The value of the warrants was determined using the Black Scholes model. The value of unregistered common stock was the same as closing price of the Company's public stock at the time of issuance. Operating costs are expected to exceed revenue in the foreseeable future.

         Total other income and expense was ($164,570) for the nine months ended March 31, 2006, as compared to ($10,713) for the nine months ended March 31, 2005. The increase is the result a $187,500 charge for the conversion feature, in accordance with EITF-98-5, of the convertible debentures with Cornell Capital.

         For the nine months ended March 31, 2006, the Company's consolidated net loss was ($1,303,280) as compared to a consolidated net loss of ($1,716,516) for the nine months ended March 31, 2005.



LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash at March 31, 2006 of $317,780 as compared to cash of $237,529 as of June 30, 2005. The Company had net working capital deficit (i.e. the difference between current assets and current liabilities) of ($403,985) at March 31, 2006 as compared to a net working capital deficit of ($308,364) at June 30, 2005. Cash flow utilized by operating activities was ($812,577) for the nine months ended March 31, 2006 as compared to cash utilized for operating activities of ($1,263,080) during the nine months ended March 31, 2005. Cash flow used in investing activities was ($42,074) for the nine months ended March 31, 2006 as compared to cash used in investing activities of ($49,548) during the nine months ended March 31, 2005. Cash flow provided by financing activities was $934,902 for the nine months ended March 31, 2006 as compared to cash provided by financing activities of $454,204 for the nine months ended March 31, 2005.

         On August 11, 2005, the Company was approved for a $100,000 revolving line of credit from Bank of America at an interest of prime plus 4 percentage points. This line of credit is not secured by assets of the Company. The effective interest rate of the line of credit at March 31, 2006 was 11.5%. As of March 31, 2005, $99,658 was borrowed under this line of credit

         On December 28, 2005, we consummated a securities purchase agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $1,200,000 of which the first installment of $400,000 was advanced immediately. The net amount of the first installment received by the Company was $295,500 after paying total fees of $92,500 which included legal, structuring, due diligence, commitment fees and prior liability of $12,000. The second installment of $350,000 has been advanced upon filing of the registration statement on January 27, 2006. The net amount of the second installment received by the Company was $295,000 after paying total fees of $55,000 which included legal and commitment fees. The last installment of $450,000 has been advanced on May 9, 2006, after the registration statement was declared effective by the Securities and Exchange Commission. The net amount of the last installment was $395,000 after paying total fees of $55,000 which included legal and commitment fees. The debentures mature on the third anniversary of the date of issuance and we are not required to make any payments until the maturity date.

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

         We have the right to redeem, upon three-business day notice, a portion or all amounts outstanding under the debenture prior to the maturity date at a 20% redemption premium provided that the closing bid price of our common stock is less than $0.15. In addition, in the event of a redemption, we are required to issue to Cornell 50,000 shares of common stock for each $100,000 redeemed. Under the terms of the debenture, the holder has the right to convert all or part of the debenture within the three-day period following a redemption notice.

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

         We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of these debentures. If we were required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. We anticipate that we will obtain any additional required working capital through the private placement of Common Stock to domestic accredited investors pursuant to Regulation D of the Securities Act of 1933, as amended (the "Act"), or to offshore investors pursuant to Regulation S of the Act. There is no assurance that we will obtain the additional working capital that we need through the private placement of Common Stock. In addition, such financing may not be available in sufficient amounts or on terms acceptable to us.


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

PART II.  - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

         In February 2006, Jonathan Lei, our Chairman and Chief Executive Officer, and Bryan Crane, our Vice President of Corporate Development, were indicted by a federal grand jury in Florida, alleging that they conspired to commit securities, mail and wire fraud in connection with an offer for private funding made to Roaming Messenger Inc. over a year ago, in February 2005, by a surreptitious investment fund formed by the Government. Specifically, the indictment alleges that Messrs. Lei and Crane conspired with government agents posing as fund managers to arrange for an illegal payment to be made to the fund managers as an inducement to that fund making an investment in the Company. We did not obtain any funding from the entity or the management company that were posing as prospective investors. The Company was not named in the indictment. The Company may be obligated to indemnify Mr. Lei and Mr. Crane for their defense costs in theses cases in amounts to be determined. This indictment may have a material adverse impact on the financial position of the company and its results of operations as result of (i) the possible defense costs to be disbursed by the Company, (ii) possible departure of these two senior members of management and (iii) possible damage to the Company's reputation.


Item 2. CHANGES IN SECURITIES

         In January 2006, Roaming Messenger issued 75,000 shares of unregistered common stock at $0.07 per share for consulting services. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         In February 2006, Roaming Messenger issued 400,000 shares of common stock at $0.08 per share for consulting services. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         In March 2006, Roaming Messenger cancelled 300,000 shares of common stock, previously issued to a consultant, as a settlement in a dispute.


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

---------
(1) Incorporated by reference from the exhibits included with the Company's prior Report on Form 10-KSB filed with the Securities and Exchange Commission, dated March 31, 2002.

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

         (1)      Form 8-K Report filed on February 23, 2006

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 15, 2006                   ROAMING MESSENGER, INC.

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



By: \s\ Jonathan Lei                                     Dated: May 15, 2006
    --------------------------------------
    Jonathan Lei, Chairman of the Board,
    Chief Executive Officer, President
    Chief Financial Officer, and Secretary