Form 10KSB
period 2006-06-30
ROAMING MESSENGER INC
filed 2006-10-13
CIK 743758

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2006

          For the transition period from July 1, 2005 to June 30, 2006

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
    COMMON STOCK                                               OTC


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,476,386 as of September 30, 2006 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

         There were 200,499,788 shares outstanding of the registrant's Common Stock as of September 30, 2006.

                                TABLE OF CONTENTS

10KSB
PART I....................................................................   1
ITEM 1....................................................................   1
ITEM 2....................................................................   8
ITEM 3....................................................................   8
ITEM 4....................................................................   8
PART II...................................................................   9
ITEM 5....................................................................   9
ITEM 6....................................................................   11
ITEM 7....................................................................   15
ITEM 8....................................................................   36
ITEM 8A...................................................................   36
ITEM 8B...................................................................   36
PART III..................................................................   37
ITEM 9....................................................................   37
ITEM 10...................................................................   39
ITEM 11...................................................................   41
ITEM 12...................................................................   41
ITEM 13...................................................................   42
ITEM 14...................................................................   43
SIGNATURES................................................................   44
CERTIFICATIONS............................................................   45

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

         On August 24, 2006, the Company's board of directors and majority shareholders voted to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc. to reflect a new strategic plan of focusing primarily on the business of the Company's wholly owned subsidiary, Warp 9, Inc., an e-commerce Software-as-a-Service provider.

         On September  18, 2006,  we signed an  Exclusive  Technology  Licensing
Agreement  with  one  licensee  for  our  Roaming   Messenger  mobile  messaging
technology. In light of granting this exclusive license, it allowed us to reduce our personnel count which reduced our overall cash utilization.

                                     GENERAL

         We are a provider of e-commerce software platforms and services for the catalog and retail industry. Our suite of software platforms is designed to help online retailers maximize the Internet channel by using advanced technologies for online catalogs, e-mail marketing campaigns, and interactive visual merchandising. Offered on an outsourced and fully managed Software-as-a-Service ("Saas") model, our products allow customers to focus on their core business, rather than technical implementations. We also offer professional services to our clients which include online catalog design, merchandizing and optimization, order management, e-mail marketing campaign development, integration to third party payment processing and fulfillment systems, analytics, custom reporting and strategic consultation.

         Our products and services allow our clients to focus on promoting and marketing their brand, product line and website while leveraging the investments we have made in technology and infrastructure to operate a dynamic online catalog.

         We charge our customers a monthly fee for using our e-commerce software based on a Software-as-a-Service model. Unlike traditional software companies that sell software on a perpetual license where quarterly and annual revenues are quite difficult to predict, our SaaS model spreads the collection of contracts over several quarters or years and makes our revenues more predictable for a longer period of time.

         We also licensed our Roaming Messenger mobile messaging technology, on an exclusive basis to one licensee in September 2006, from which we are entitled to receive royalty revenues.

         We have generated only minimal revenues from the licensing of Roaming Messenger technology, and earned minimal revenues from that technology when we operated the business before the exclusive license. To date, almost all of our revenues are generated from Warp 9 e-commerce products and services.

                                INDUSTRY OVERVIEW

GROWTH OF THE INTERNET AND E-COMMERCE

         Online retailing and e-commerce sales continue to grow with no sign of slowing down. The U.S. Commerce Department reported that e-commerce sales in the fourth quarter of 2005 rose 23.4% compared to the fourth quarter of 2004, continuing a series of strong quarterly growth reports. According to the 2006 State of Retailing Online report from Forrester Research, online sales will top $200 billion this year alone, representing an increase of 100% from just 3 years ago. According to the report, retailers are recognizing the importance that the online channel plays in overall sales, with more than 38% of online customers being new to a retailer's entire business.

         We believe there are a number of factors that are contributing to the growth of e-commerce: (i) adoption of the Internet continues to increase globally; (ii) broadband technology is becoming more widely available and the adoption of broadband for Internet use is increasing at a rapid rate; (iii) Internet users are increasingly comfortable with the process of buying products online; (iv) the functionality of online stores continues to improve, a greater range of payment options are available, and special offers and shipping discounts are making online shopping more attractive; (v) businesses are placing more emphasis on their online stores as they can reach a larger audience at a comparatively lower cost than the methods used to drive traffic to traditional brick-and-mortar retail stores or sell through printed paper catalogs. As a result of these growth drivers, retailers and catalogers have begun to build large, global customer bases that can be reached cost-effectively, potentially resulting in higher sales and profitability.

OPPORTUNITIES FOR OUTSOURCED E-COMMERCE

         We believe there are advantages to outsourced e-commerce that will continue to make solutions like Warp 9 an attractive alternative to building and maintaining this capability in-house. These advantages include: (i) eliminating the substantial up-front and ongoing costs of computer hardware, network infrastructure and specialized application software and personnel; (ii) reducing the time it takes to get online stores live and productive; (iii) shifting the ongoing technology, financial, regulatory and compliance risks to a proven service provider; (iv) leveraging the expertise of an e-commerce service provider to accelerate growth of an online business; and (v) allowing businesses to focus on their specific core competencies.

                               TECHNOLOGY PRODUCTS

         We primarily offer two proprietary software systems to our customers - e-commerce and e-mail marketing. It is our product development goal to create other complementary systems to deliver a fully integrated platform for a successful e-commerce operation.

WARP 9 INTERNET COMMERCE SYSTEM (WARP 9 ICS)

         The Warp 9 ICS is an enterprise-grade software system that enables catalogers and retailers to expand their operation to the Internet with minimal investment, overhead and risk. A business does not need to invest in new hardware or software in order to utilize the Warp 9 ICS, because it is offered as a fully managed online catalog system hosted in our Internet datacenter. With a range of easy to use and highly customizable features for product presentation as well store management, Warp 9 ICS satisfies many of the current and next generation requirements of catalogers and retailers. We charge our customers a recurring monthly fee for using the Warp 9 ICS software based on 12, 24 and 36 month term agreements. There are various pricing packages for Warp 9 ICS, depending on the customer's desired level of scalability and reliability.

         Warp 9 ICS is designed with a highly scalable enterprise architecture that allows us to provide our customers with maximum performance and system uptime. As our customer base or transaction volume grows, we simply add new servers, CPUs, memory and bandwidth without substantial changes to the ICS software. The high end version of the Warp 9 ICS offering operates on a cluster of load balanced and fault-tolerant servers in our datacenter. If a server in the cluster fails for any reason, the architecture shifts the traffic to other available servers, thus minimizing downtime and disruption to our customers' mission critical e-commerce websites.

WARP 9 E-MAIL MARKETING SYSTEM (WARP 9 EMS)

         Warp 9 EMS is a web-based e-mail campaign and list management system designed for high performance and reliability. EMS's sophisticated technology will allow markets to send targeted e-mail campaigns that help grow, retain and maximize the lifetime value of their customers. Through content personalization and list segmentation, campaign efforts will result in higher response rates, higher conversion rates and improved customer loyalty. E-mail marketing systems, such as Warp 9 EMS, enable unprecedented response times that are not achievable through traditional forms of direct marketing. Most ICS customers also purchase EMS to complement their online commerce strategy.

                              PROFESSIONAL SERVICES

         Our customers are not technology companies and have very little internal expertise in the areas of e-commerce, online marketing and web technologies. To provide a complete solution to our customers, we also offer professional services to help our customers maximize the use of our technology or other online e-commerce technologies. Professional services include but are not limited to e-commerce web page template development, e-mail campaign content creation, custom system configuration, graphics design, management of online marketing programs, and integration to backend business systems.

SITE DESIGN AND DEVELOPMENT

         We offer our clients site design services that utilize our experience and expertise to create efficient and effective online catalogs powered by Warp 9 ICS. Our e-commerce solutions can be deployed quickly for our clients and implemented in a variety of ways from simple shopping websites to complex systems that integrate to backend inventory management systems. This is all done by maximally using the feature set of Warp 9 ICS.

MERCHANDIZING AND PROMOTIONS DESIGN

         The  Warp  9  ICS  technology   platform   supports  a  wide  range  of
merchandising activities. On an ongoing basis, we help our clients create effective promotional activities, up-sell, cross-sell as well as promote featured products during any phase of the shopping process. By doing so, our professional services team continues to work with our clients to deliver targeted offers designed to increase close ratios and average order size.

ADVANCED REPORTING AND ANALYTICS

         Warp 9 ICS captures a great deal of information about sales and visitor activities in its database. We provide our clients access to a collection of standard and customizable reports as well as create any report they need for their individual business making decisions. For example, we can create custom reports to help our clients analyze the average orders size of one design versus another. This enables our clients to track and analyze sales, products, transactions and customer behavior to further refine their market strategies to increase sales.

STRATEGIC MARKETING SERVICES

         We offer a wide  range of  strategic  marketing  services  designed  to increase customer acquisition, retention and lifetime value. Through a combination of web analytics, analytics-based statistical testing and optimization, our team of strategic marketing consultants develop, deliver and manage programs such as paid search advertising, search engine optimization, affiliate marketing, store optimization and e-mail optimization for our clients. We believe our ability to capture and analyze integrated traffic and commerce data enhances the value of our strategic marketing services as we can precisely determine the effectiveness of specific marketing activities, website changes, and other actions taken by our clients.

                                  REVENUE MODEL

         We charge our customers a monthly fee, based on termed contracts, to use the Warp 9 ICS and Warp 9 EMS products under a Software-as-a-Service ("SaaS") model. Unlike traditional software companies that sell software on a perpetual license where quarterly and annual revenues are very difficult to predict, our SaaS model spreads the collection of contracts over several quarters or years and makes our revenues more predictable for a longer period of time.

         Over half of the Company's revenues are from the ICS product which continues to be a growing product. EMS is a smaller revenue-generating product and usually sold to customers already subscribing to the ICS product. The monthly subscription fee for Warp 9 ICS is generally variable with the growth of a client's online revenues. Therefore, when our customers sell more online, our revenues and profit margin increases without dramatic increase in costs.

                               BENEFITS TO CLIENTS

         Our complete solution of providing robust technology along with complementary professional services delivers many benefits to our customers which help drive our continual growth.

REDUCED TOTAL COST OF OWNERSHIP AND RISK

         Utilizing our technology and services, businesses can dramatically reduce or eliminate upfront and ongoing hardware, software, maintenance and support costs associated with developing, customizing, deploying and upgrading an in-house e-commerce solution. They can have a global e-commerce presence without assuming the costs and risks of developing it themselves and take immediate advantage of the investments we continually make in our e-commerce systems and associated services. Our ongoing investment in the latest technologies and e-commerce functionality helps ensure that our clients maintain pace with industry advances.

REVENUE GROWTH

         Through our team of services consultants, we help our clients grow their businesses by applying our technology and experience to (i) increase the acquisition, retention and lifetime value of new customers; (ii) extending their businesses into new geographic markets; and (iii) expanding the visibility and sales of their products through new online sales channels. We have developed substantial expertise in online marketing and merchandising, which we apply to help our clients increase traffic to their online stores, and improve order close ratios, average order sizes and repeat purchases, all of which are designed to generate higher revenues for our clients' businesses and greater revenue for Warp 9.

DEPLOYMENT SPEED

         Businesses can reduce the time required to develop an e-commerce presence by utilizing our outsourced business model. Typically, a new client can have an online store live in a matter of days or weeks compared with months or longer if they decide to build, test and deploy the e-commerce capability in-house. Once they are operational on our platform, most clients can utilize our remote control toolset to make real-time changes to their online store, allowing them to address issues and take advantage of opportunities without technical assistance.

FOCUS ON CORE COMPETENCY

         By utilizing our outsourced e-commerce model, businesses can focus on developing, marketing and selling their products rather than devoting time and resources to building and maintaining an e-commerce infrastructure. Management can focus their time on what they know best while ensuring they have access to the latest technologies, tools and expertise for running a successful e-commerce operation.

                               SALES AND MARKETING

         Our objective is to be the leading provider of outsourced e-commerce solutions for online catalog and retail operations. To achieve this objective, we intend to enhance, promote and support the idea that Warp 9 is the complete provider of the necessary technology platform and professional services to effectively conduct a serious e-commerce operation.

         We currently market our e-commerce solutions directly to clients and prospective clients. We focus our efforts on generating awareness of the Warp 9 brand and capabilities, establishing our position as a leader in the online catalog space. Our sales team calls on senior marketing and IT executives within a retailer or catalog company who are looking to create or expand their e-commerce operation. During the client sales process, our sales staff delivers demonstrations, presentations, collateral material, return-on-investment analyses, proposals and contracts.

         A great deal of our new customers comes from word-of-mouth referrals due to the fact that Warp 9 has been in the industry for a number of years with strong references and a proven track record. Prospective clients quite often look for us at tradeshows to learn more about Warp 9 based on the recommendations of our existing customers. Word-of-mouth referrals have been very valuable to us and we intend to continue nurturing our customer and industry relationships to maximize these referrals.

         While our success to date has been from direct sales efforts, we intend to explore a channel partner strategy to expand our customer base quickly in the fiscal quarters to come. Prospective channel partners include consultants and designers in the catalog industry, as well as backend order fulfillment systems providers. With the growing maturity of multi-channel e-commerce strategies, many of the robust backend systems providers are looking for a robust front-end e-commerce system, like Warp 9 ICS, to deliver a fully integrated online/offline solution to their clients.

                                   COMPETITION

         The market for e-commerce solutions is highly competitive, especially as it reaches maturity. We compete with e-commerce solutions that our customers develop themselves or contract with third parties to develop. We also compete with other outsourced e-commerce providers. The competition we encounter includes:

     o    In-house  development  of  e-commerce   capabilities  using  tools  or
          applications from companies such as Art Technology Group, Broadvision, and IBM;

     o E-Commerce capabilities custom-developed by companies such as IBM Global Services, and Accenture, Inc.;

     o Other providers of outsourced e-commerce solutions, such as GSI Commerce, Inc., Macrovision Corporation, asknet Inc. and eSellerate, Inc.;

     o Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including CyberSource Corporation and PayPal Corp.;

     o High-traffic branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer their products for sale, such as Amazon.com, Inc.; and

     o Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offering, such as Network Solutions, LLC, Akamai Technologies, Inc., Yahoo! Inc., eBay Inc. and Hostopia.com Inc.

                         PATENTS AND PATENT APPLICATIONS


         Our intellectual property portfolio consists of the following patent and patent applications, which primarily related to the Roaming Messenger technology that was licensed on an exclusive basis to another company in September 2006:

SELF CONTAINED BUSINESS TRANSACTION CAPSULES

         A self-contained business transaction capsule, or eCapsule, is a small electronic capsule that contains all the necessary data and logic to complete a business transaction. The eCapsule is a "thin" and "lightweight" small computer-readable file that is device independent. The eCapsule allows a business, for example, to encapsulate an individual product or offer into an intelligent object that is capable of completing entire transactions. The eCapsule includes data about the product or service being provided, such as the product price, a textual description, or options for the product or service (a transaction description). The eCapsule also includes transaction logic or business logic capable of completing the transaction, such as billing and shipping information, order routing information, order status information, shipping status information, and any other transaction rules necessary to process the transaction. Moreover, the eCapsule is adapted to be broadcasted to, and stored on, a portable electronic device, such as a mobile wireless-enabled device, like a cellular telephone, a personal digital assistant (PDA) or a laptop computer. This patent was issued on September 12, 2006. This patent has been licensed, in September 2006, to one licensee on an exclusive basis, including to the exclusion of the Company, in consideration for an agreement by the licensee to pay royalties if it earns revenue from the technology.

A METHOD OF AND SYSTEM FOR TRANSMITTING A MOBILE AGENT FOR INSTRUCTION EXECUTION

         This invention relates to transmitting a mobile agent for executing programmable instructions and, more particularly, to transmitting a virtual machine in a mobile agent to assist instruction execution. This patent application discloses the actual system implementation of the Roaming Messenger platform using a mobile agent approach. The application for this patent was filed on December 7, 2004. This patent application has been licensed to one licensee on an exclusive basis, including to the exclusion of the Company, in September, 2006.

A METHOD OF AND INSTRUCTION SET FOR EXECUTING OPERATIONS ON A DEVICE

         This invention relates to executable instructions and, more particularly, to instructions that are executable on a device that receives a mobile agent. This patent application discloses the actual implementation of the Roaming Messenger device engine and messenger instruction sets and modes of execution. The application for this patent was filed on December 7, 2004. This patent application has been licensed to one licensee on an exclusive basis, including to the exclusion of the Company, in September, 2006.

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

         On September 18, 2006, we entered into a ten year Exclusive Technology Licensing Agreement with Zingerang, Inc. Under this agreement, the Company grants to Zingerang, an exclusive, worldwide, sub-licensable, transferable, royalty-bearing right and license to the Roaming Messenger technology and
related  patent  portfolio.   In  consideration  for  granting  the  license  to
Zingerang, the Company is entitled to an ongoing royalty fee equal to five percent (5%) of Zingerang's gross sales related to the licensed technology, to be paid quarterly. The Company will immediately receive a one time payment equal to $100,000 as a recoupable advance against the royalties. During the term of the Agreement, Zingerang may, at its sole discretion, pay to the Company a one-time royalty payment of $500,000, in lieu of ongoing royalties, less certain patent application fees.

         Additionally, the Company participated in Zingerang's founder round of financing where it acquired forty million (40,000,000) shares of common stock in Zingerang, which represents a large minority position, for a total investment of $10,000.

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

                                    EMPLOYEES

         As of June 30, 2006, we had fifteen full time employees, six of whom are employed in administrative, marketing, and sales positions, and nine technical employees employed in research, development, and technical product maintenance positions. As a result of entering into the Exclusive Technology Agreement on September 18, 2006, we laid-off five employees that were involved in the marketing and engineering of the Roaming Messenger operation.

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

                                   TRADEMARKS

         We have registered trademarks for Roaming Messenger(R), eCapsule(R), and Warp 9(R), although, we have licensed the Roaming Messenger(R) and eCapsule(R) trademarks to Zingerang, Inc. on an exclusive basis under the Exclusive Technology License Agreement, dated September 18, 2006.

ITEM 2. PROPERTIES

         The Company currently leases approximately 8,605 square feet of office space at 50 Castilian Dr., Suite A, Santa Barbara, California 93117 for approximately $7,750 per month, triple net, pursuant to a six year lease agreement with rent commencing on October 1, 2004.

         The Company has vacated its old office space of approximately 3,650 square feet located at 6144 Calle Real, Suite 200 Santa Barbara, California 93117 which it has subleased for the remainder of the lease until March 2007.


ITEM 3. LEGAL PROCEEDINGS

         The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time are considered to be material to the Company's business or financial condition.

         Furthermore, in February 2006, Jonathan Lei, our Chairman and Chief Executive Officer, and Bryan Crane, our then Vice President of Corporate Development, were indicted by a federal grand jury in Florida, alleging that they conspired to commit securities, mail and wire fraud in connection with an offer for private funding made to Roaming Messenger Inc. over a year ago, in February 2005, by a surreptitious investment fund formed by the Government. Specifically, the indictment alleges that Messrs. Lei and Crane conspired with government agents posing as fund managers to arrange for an illegal payment to be made to the fund managers as an inducement to that fund making an investment in the Company. We did not obtain any funding from the entity or the management company that were posing as prospective investors. The Company was not named in the indictment. The Company may be obligated to indemnify Mr. Lei and Mr. Crane for their defense costs in these cases in amounts to be determined. This indictment may have a material adverse impact on the financial position of the Company and its results of operations as result of (i) the possible defense costs to be incurred by the Company, (ii) possible departure of senior members of management and (iii) possible damage to the Company's reputation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 24, 2006, holders of 106,074,025 shares of the Company's common stock, or approximately 52.9% of the total issued and outstanding common stock of the Company, voted to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc., by amending the Company's articles of incorporation. The Board of Directors of the Company voted unanimously to implement this shareholder action.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the OTC Bulletin Board Market under the symbol "RMSG." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

                           Year Ended June 30, 2006                 HIGH                  LOW
                                                                    ----                  ---

             First Quarter ended September 30, 2005                 $0.19                 $0.09
             Second Quarter ended December 31, 2005                 $0.15                 $0.07
             Third Quarter ended March 31, 2006                     $0.09                 $0.05
             Fourth Quarter ended June 30, 2006                     $0.06                 $0.02

                           Year Ended June 30, 2005                 HIGH                  LOW
                                                                    ----                  ---

             First Quarter ended September 30, 2004                 $0.68                 $0.04
             Second Quarter ended December 31, 2004                 $0.75                 $0.25
             Third Quarter ended March 31, 2005                     $0.31                 $0.19
             Fourth Quarter ended June 30, 2005                     $0.26                 $0.11

                           Year Ended June 30, 2004                 HIGH                  LOW
                                                                    ----                  ---

             First Quarter ended September 30, 2003                 $0.52                 $0.27
             Second Quarter ended December 31, 2003                 $0.45                 $0.25
             Third Quarter ended March 31, 2004                     $3.60                 $0.27
             Fourth Quarter ended June 30, 2004                     $1.90                 $0.45

-----------------------

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

         As of June 30, 2006, there were approximately 350 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts which are unknown. As of June 30 2006, there were approximately 189,803,146 shares of common stock outstanding on record.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

         Effective July 10, 2003, the Company adopted the Roaming Messenger, Inc. 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "Plan") authorizing the issuance of up to 25,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 25,000,000 stock options. The Plan has been approved by the holders of the outstanding shares of the Company. The following table sets forth certain information regarding the Plan as of June 30, 2006:

                                                                                            NUMBER OF SECURITIES
                             NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE EXERCISE      REMAINING AVAILABLE FOR
                               ISSUED UPON EXERCISE OF     PRICE OF OUTSTANDING STOCK   FUTURE ISSUANCE UNDER EQUITY
                              OUTSTANDING STOCK OPTIONS              OPTIONS                 COMPENSATION PLANS
                              -------------------------    --------------------------   ----------------------------
Equity compensation plans             5,209,994                       $0.11                      22,225,000
approved by security
holders

         In March 2006, the Company cancelled 300,000 shares of common stock, previously issued to a consultant, as a settlement to a dispute.

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

         During the quarter ended September 30, 2005, the Company issued 640,000 shares of registered common stock to Wings Fund Inc. for a gross proceed of $40,000 pursuant to the Periodic Equity Investment Agreement entered into on March 28, 2005. The shares were issued in a transaction exempt under Regulation D.

         In September 2005, the Company issued two-year warrants to purchase 163,500 shares of Common Stock at $0.10, to a business development consultant.

         In October 2005, the Company issued and sold 1,580,611 shares of registered common stock at a price of $0.06 per share for aggregate gross proceeds of $98,000 to Wings Fund Inc. pursuant to the Periodic Equity Investment Agreement entered into on March 28, 2005. The shares were issued in a transaction exempt under Regulation D.

         In October 2005, the Company issued 250,000 shares of common stock at $0.10 per share for consulting services. These shares were issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

         In December 2005, the Company issued 250,000 shares of common stock at $0.10 per share for consulting services. These shares were issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

         In December 2005, the Company issued and sold 300,000 shares of unregistered common stock at a price of $0.05 per share for aggregate gross proceeds of $15,000. The shares were issued to 2 accredited investors in transactions exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

         In December 2005, the Company issued and sold 2,058,563 shares of common stock at a price of $0.07 per share for aggregate gross proceeds of $134,147 to Wings Fund Inc. pursuant to the Periodic Equity Investment Agreement entered into on March 28, 2005. The shares were issued in a transaction exempt under Regulation D.

         On December 28, 2005, we consummated a securities purchase agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $1,200,000. Holders of the debentures may convert at any time amounts outstanding under the debentures into shares of our common stock at a conversion price per share equal to the lesser of (i) $0.15 or (ii) 80% of the lowest volume weighted average price of our common stock during the five trading days immediately preceding the conversion date as quoted by Bloomberg, LP. Cornell has agreed not to short any of the shares of our common stock. In connection with the sale of the convertible debenture, we also issued to Cornell five-year warrants to purchase 1,500,000, 4,000,000 and 4,000,000 shares of Common Stock at $0.08, $0.10 and $0.12, respectively.

The securities were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

         In December 2005, the Company issued two-year warrants to purchase 321,000 shares of Common Stock at $0.10, to a business development consultant.

         In January 2006, the Company issued 75,000 shares of unregistered common stock at $0.07 per share for consulting services. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         In February 2006, the Company issued 400,000 shares of common stock at $0.08 per share for consulting services. These shares were issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

         During the quarter ended March 31, 2006, the Company issued two-year warrants to purchase 321,000 shares of Common Stock at $0.10, to a business development consultant.

         During the quarter ended June 30, 2006, the Company issued 3,271,881 shares of common stock ranging from $0.0194 per share to $0.036 per share to Cornell Capital Partners, LLP for the conversion of $60,000 of principal balance of the $1,200,000 debenture issued to Cornell in December 2005. The shares were issued in a transaction exempt under Regulation D.


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

CURRENT OVERVIEW

         We are a provider of e-commerce software platforms and services for the catalog and retail industry. Our suite of software platforms are designed to help online retailers maximize the Internet channel by using advanced technologies for online catalogs, e-mail marketing campaigns, and interactive visual merchandising. Offered on an outsourced and fully managed Software-as-a-Service ("Saas") model, our products allow customers to focus on their core business, rather than technical implementations. We also offer professional services to our clients which include online catalog design, merchandizing and optimization, order management, e-mail marketing campaign development, integration to third party payment processing and fulfillment systems, analytics, custom reporting and strategic consultation.

         Our products and services allow our clients to focus on promoting and marketing their brand, product line and website while leveraging the investments we have made in technology and infrastructure to operate a dynamic online catalog.

         We charge our customers a monthly fee for using our e-commerce software based on a Software-as-a-Service model. Unlike traditional software companies that sell software on a perpetual license where quarterly and annual revenues are quite difficult to predict, our SaaS model spreads the collection of contracts over several quarters or years and makes our revenues more predictable for a longer period of time.

         We also licensed our Roaming Messenger mobile messaging technology, on an exclusive basis to one licensee, from which we derive royalty revenues. We have generated only minimal revenues from the licensing of Roaming Messenger technology, and earned minimal revenue from the operation of the Roaming Messenger business before we licensed it. To date, almost all of our revenues are generated from Warp 9 e-commerce products and services.

         As of the date of this report, a number of Warp 9 ICS client websites are in the implementation phase. Once the implementation phase is completed, the client's e-commerce website is released to the public. When an ICS enabled website is released to the public, we can start to bill the client the contracted monthly fees. As of the date of this report, there is approximately $250,000 of total recurring annual ICS contract revenue that is waiting to be realized once the client sites are launched.

         On September 18, 2006, we signed an Exclusive Technology Licensing Agreement with one licensee for our Roaming Messenger mobile messaging technology. In light of granting this exclusive license we laid-off all dedicated personnel that were engaged in the Roaming Messenger operation and eliminated related expenses to reduce our operating costs. We anticipate that the losses for the fiscal year in 2007 will be less than losses incurred in the fiscal year ended June 30, 2006 primarily due to the reduction of expenses associated with the Roaming Messenger operation.

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

         As of June 30, 2006 the Company adopted financial accounting standard 123 (revised 2004) using the modified prospective method. In accordance with this method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. See footnote #2 to the attached financial statements for further discussion of the adoption of this accounting standard.

         FAS 123R was adopted for the financial statements for the fiscal year ended June 30, 2006, an not interim financial statements for the quarters ended September 30, 2005, December 31, 2005, and March 31, 2006.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

         Total revenue for the twelve month period ended June 30, 2006 increased by $573,473 to $1,757,685 from $1,184,212 in the prior year. Revenue was derived principally from our Warp 9 Inc. subsidiary. The increase in revenue was the result of an increase in new Warp 9 clients, related professional services and reselling of third party online marketing services.

         The cost of revenue, in terms of percentage of revenue, for the twelve month period ended June 30, 2006 was 25% as compared to 34% for the twelve-month period ended June 30, 2005. The decrease in the cost of revenue is a result of the increased sales of higher margin Warp 9 products and services.

         Total costs and expenses for the twelve month period ended June 30, 2006 increased by $198,657 to $3,445,527 from $3,246,870 in 2005. The change is primarily due to increase in selling, general and administrative expenses.

         Selling, general and administrative expenses increased by $189,999 during the twelve months ended June 30, 2006 to $2,925,889 from $2,735,890 in the prior year. The increase in selling, general and administrative expenses were primarily due to the expensing of employee stock options and conversion features associated with a convertible debenture.

         Non-cash selling, general and administrative expenses for the year ended June 30, 2006 totaled $928,209 which include (i) $136,350 in warrant and stock compensation in lieu of payment in cash to our consultants and independent contractors for business development and strategic advisory services, (ii) $161,793 in employee stock option expenses, and (iii) $630,066 of net expenses associated with the accounting for a convertible debenture in accordance with EITF 00-19 and EITF 00-27.

         Expense related to depreciation was $92,602 for the twelve months ended June 30, 2006 as compared to $113,775 for the prior year.

         Research and development expenses increased by $29,831 during the twelve months ended June 30, 2006 to $427,036 from $397,205 in the prior year due to additional staff.

         Total other income and expense was ($35,321) for the twelve months ended June 30, 2006 as compared to ($17,177) in the prior year.

         For the twelve months ended June 30, 2006, our consolidated net loss was ($2,164,352) as compared to a consolidated net loss of ($2,479,100) for the twelve months ended June 30, 2005.


LIQUIDITY AND CAPITAL RESOURCES

         We had cash at June 30, 2006 of $387,180 as compared to cash of $237,529 as of June 30, 2005. We had net working capital deficit (i.e. the difference between current assets and current liabilities) of ($848,174) at June 30, 2006 as compared to a net working capital deficit of ($308,364) at June 30, 2005. Cash flow utilized by operating activities was ($1,006,578) for the year ended June 30, 2006 as compared to cash utilized for operating activities of ($1,677,198) for the year ended June 30, 2005. Cash flow used in investing activities was ($61,143) for the year ended June 30, 2006 as compared to cash used in investing activities of ($151,603) during the year ended June 30, 2005. Cash flow provided by financing activities was $1,217,372 for the year ended June 30, 2006 as compared to cash provided by financing activities of $571,228 during the year ended June 30, 2005.

         For the twelve months ended, June 30, 2006, our capital needs have primarily been met from the proceeds of (i) the sale of a secured convertible 10% debenture in the amount of $1,200,000 and (ii) a Periodic Equity Investment Agreement with Wings Fund, Inc. which was terminated on December 28, 2005, under which we sold approximately 4,279,174 shares of common stock for total proceeds of $272,147.

         On August 11, 2005, the Company was approved for a $100,000 revolving line of credit from Bank of America at an interest of prime plus 4 percentage points. This line of credit is not secured by assets of the Company. The effective interest rate on the line of credit at June 30, 2006 was 12% per annum. At June 30, 2006, $342 was borrowed under this line of credit.

         As of the date of this report, a number of Warp 9 ICS client websites are in the implementation phase. Once the implementation phase is completed, the client's e-commerce website is released to the public. When an ICS enabled website is released to the public, we can start to bill the client the contracted monthly fees. As of the date of this report, there is approximately $250,000 of total annual ICS contract revenue that is waiting to be realized once the client sites are launched.

         While we expect our losses to be less in the next fiscal year due to the reduction of expenses previously incurred by the Roaming Messenger operation before it was exclusively licensed to a third party in September 2006, there is no assurance that losses will actually be less or the Company will have sufficient capital to finance its growth and business operations, or that such capital will be available on terms that are favorable to the Company or at all.

         We anticipate that we may be able to obtain additional required working capital through the private placement of common stock to domestic accredited investors pursuant to Regulation D of the Securities Act of 1933, as amended (the "Act"), or to offshore investors pursuant to Regulation S of the Act. There is no assurance that we will obtain the additional working capital that we need through the private placement of common stock. In addition, such financing may not be available in sufficient amounts or on terms acceptable to us.

ITEM 7. FINANCIAL STATEMENTS OF ROAMING MESSENGER, INC.


                             ROAMING MESSENGER, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

                    REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS









                                                                            PAGE


Reports of Independent Registered Public Accounting Firms ..............     16

Consolidated Balance Sheet..............................................     18

Consolidated Statements of Operations...................................     19

Consolidated Statements of Changes in Shareholders Equity...............     20

Consolidated Statements of Cash Flows ..................................     21

Notes to Consolidated Financial Statements .............................  22-35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Report of Independent Registered Public Accounting Firm

To the Board of Directors
Roaming Messenger, Inc.
Santa Barbara, California

We have audited the consolidated balance sheet of Roaming Messenger, Inc. and Subsidiary as of June 30, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roaming Messenger, Inc. and Subsidiary as of June 30, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP
-------------------------
HJ Associates & Consultants, LLP
Salt Lake City, Utah
September 27, 2006

ROSE, SNYDER & JACOBS
A CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Roaming Messenger, Inc.


We  have  audited  the  accompanying   consolidated  statements  of  operations,
shareholders' deficit and cash flows of Roaming Messenger, Inc. (a Nevada Corporation) and Subsidiary for the year ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Roaming Messenger, Inc. and Subsidiary for the year ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

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



/s/Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California
September 16, 2005

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006

                                     ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                                                        $       387,180
     Accounts Receivable, net                                                                 161,070
     Prepaid and Other Current Assets                                                          23,891
                                                                                      -----------------
TOTAL CURRENT ASSETS                                                                          572,141
                                                                                      -----------------

PROPERTY & EQUIPMENT, at cost
    Furniture, Fixtures & Equipment                                                            89,485
    Computer Equipment                                                                        498,544
    Commerce Server                                                                            50,000
    Computer Software                                                                           8,478
                                                                                      -----------------
                                                                                              646,507
     Less accumulated depreciation                                                           (399,101)
                                                                                      -----------------
        NET PROPERTY AND EQUIPMENT                                                            247,406
                                                                                      -----------------

OTHER ASSETS
      Lease Deposit                                                                             9,749
      Restricted Cash                                                                          93,000
      Internet Domain, net                                                                      1,404
      Loan Costs                                                                              177,917
                                                                                      -----------------
        TOTAL OTHER ASSETS                                                                    282,070
                                                                                      -----------------

        TOTAL ASSETS                                                                  $     1,101,617
                                                                                      =================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts Payable                                                                $       171,492
      Credit Cards Payable                                                                     86,219
      Accrued expenses                                                                        394,071
      Bank Line of Credit                                                                         342
      Deferred Income                                                                          61,333
      Note Payable                                                                             25,000
      Customer Deposit                                                                         35,808
      Derivative Liability-Debenture                                                          598,805
      Capitalized Leases, Current Portion                                                      47,245
                                                                                      -----------------
        TOTAL CURRENT LIABILITIES                                                           1,420,315
                                                                                      -----------------

LONG TERM LIABILITIES
      Convertible Debenture, net of Beneficial Conversion Feature                             879,236
      Capitalized Leases                                                                       61,565
                                                                                      -----------------
        TOTAL LONG-TERM LIABILITIES                                                           940,801
                                                                                      -----------------
        TOTAL LIABILIITIES                                                                  2,361,116
                                                                                      -----------------
SHAREHOLDERS' DEFICIT
      Common stock, $0.001 par value;
      495,000,000 authorized shares;
      189,803,146 shares issued and outstanding                                               189,803
      Additional paid in capital                                                            5,886,360
      Accumulated deficit                                                                  (7,335,662)
                                                                                      -----------------
        TOTAL SHAREHOLDERS'  DEFICIT                                                       (1,259,499)
                                                                                      -----------------

        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                   $     1,101,617
                                                                                      =================

   The accompanying notes are an integral part of these financial statements

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30,

                                                                      ------------  -------------
                                                                         2006           2005
                                                                      ------------  -------------

REVENUE                                                               $ 1,757,685    $ 1,184,212

COST OF SERVICES                                                          441,189        399,265
                                                                      ------------  -------------

GROSS PROFIT                                                            1,316,496        784,947

OPERATING EXPENSES
  Selling, general and administrative expenses                          2,925,889      2,735,890
  Research and development                                                427,036        397,205
  Depreciation and amortization                                            92,602        113,775
                                                                      ------------  -------------

TOTAL OPERATING EXPENSES                                                3,445,527      3,246,870
                                                                      ------------  -------------

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)                    (2,129,031)    (2,461,923)

OTHER INCOME/(EXPENSE)
  Gain on Settlement                                                       24,000              -
  Interest and Other Income                                                65,733          9,258
  Interest Expense                                                       (125,054)       (26,435)
                                                                      ------------  -------------

                                                                          (35,321)       (17,177)
                                                                      ------------  -------------

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES                        (2,164,352)    (2,479,100)

PROVISION FOR INCOME TAXES                                                      -              -
                                                                      ------------  -------------

NET LOSS                                                               (2,164,352)    (2,479,100)
                                                                      ============  =============


BASIC AND DILUTED LOSS PER SHARE                                      $     (0.01)  $      (0.01)
                                                                      ============  =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                               184,846,599    174,247,486
                                                                      ============  =============







   The accompanying notes are an integral part of these financial statements

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                        FOR THE YEAR ENDED JUNE 30, 2006

                                                                                 Additional
                                                                   Common        Paid-in       Accumulated
                                                 Shares            Stock         Capital        Deficit          Total
                                            -----------------   ------------   -----------   -------------   --------------

Balance, June 30, 2004                           172,399,614       $172,400    $3,871,738    $ (2,692,210)   $   1,351,928

Issuance of common stock, note 6                   8,407,477          8,407       949,308               -          957,716

Issuance of warrants, note 7                                                      129,020                          129,020

Net loss                                                   -              -             -      (2,479,100)      (2,479,100)
                                            -----------------   ------------   -----------   -------------   --------------

Balance, June 30, 2005                           180,807,091    $   180,807    $4,950,066    $ (5,171,310)   $     (40,437)

Issuance of common stock, note 6
Convertible debenture                              3,271,881          3,272        56,728                           60,000

Issuance of common stock, note 6                   4,579,174          4,579       282,568                          287,147
Stock issued for cash

Issuance of common stock, note 6
Stock issued for services                          1,145,000          1,145       135,205                          136,350

Warrant Compensation                                                               16,828                           16,828

Discount on convertible debenture                                                 300,000                          300,000

Option Compensation, net                                                          144,965                          144,965

Net Loss                                                                                       (2,164,352)      (2,164,352)
                                            -----------------   ------------   -----------   -------------   --------------

Balance, June 30, 2006                           189,803,146    $   189,803    $5,886,360    $ (7,335,662)   $  (1,259,499)
                                            =================   ============   ===========   =============   ==============


   The accompanying notes are an integral part of these financial statements

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                       June 30
                                                                               2006            2005
                                                                          ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    (2,164,352)     (2,479,100)
  Adjustment to reconcile net loss to net cash
   used in operating activities
  Depreciation and amortization                                                   68,048         111,877
  Issuance of common shares and warrants for  services                           136,350         459,482
  Gain on Settlement                                                             (24,000)              -
  Beneficial conversion feature                                                  300,000               -
  Amortization of loan costs                                                      24,583               -
  Cost of warrant and stock options recognized                                   161,793               -
  Derivative expense                                                             590,830               -
  Beneficial conversion feature                                                 (260,764)
    (Increase) Decrease in:
    Accounts receivable                                                           17,659         (62,322)
    Prepaid and other assets                                                      (1,525)        (14,043)
    Increase (Decrease) in:
    Accounts payable                                                              49,847          96,752
    Accrued expenses                                                              32,116          (1,838)
    Deferred Income                                                               34,666          26,667
    Other liabilities                                                             (3,625)        185,327
                                                                          ----------------  --------------

        NET CASH USED IN OPERATING ACTIVITIES                                 (1,038,374)     (1,677,198)
                                                                          ----------------  --------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Restricted Cash                                                                      -         (93,000)
  Purchase of property and equipment                                             (61,143)        (58,603)
                                                                          ----------------  --------------
        NET CASH USED IN INVESTING ACTIVITIES                                    (61,143)       (151,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on note payable                                                         (5,000)         (9,500)
  Payments on capitalized leases                                                 (30,821)        (46,526)
  Proceeds from line of credit                                                       342
  Proceeds from Convertible Debenture, net                                       997,500               -
  Proceeds from issuance of common stock, net of cost                            287,147         627,254
                                                                          ----------------  --------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                              1,249,168         571,228
                                                                          ----------------  --------------

        NET INCREASE IN CASH                                                     149,651      (1,257,573)


CASH, BEGINNING OF PERIOD                                                        237,529       1,495,102
                                                                          ----------------  --------------

CASH, END OF PERIOD                                                              387,180         237,529
                                                                          ================  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                                   41,169          18,580
                                                                          ================  ==============
  Taxes paid                                                                       1,600              63
                                                                          ================  ==============

SUPPLEMENTAL  SCHEDULE OF NON-CASH  TRANSACTIONS  During the year ended June 30,
   2006, the Company received a $24,000 settlement due to a law suit; during the year ended June 30, 2006 and 2005, the Company purchased $19,796 and $107,467 of equipment under capital leases respectively. During the year ended June
   30, 2006 the Company converted $60,000 of the principal balance of the convertible debenture in exchange for 3,271,881 shares of common stock.

    The accompanying notes are an integral part of these financial statements

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005


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

     Warp 9, Inc. is a provider of e-commerce platforms and services for the catalog and retail industry. Its suite of software platforms is designed to help online retailers maximize the Internet channel by applying advanced technologies for online catalogs, e-mail marketing campaigns, and interactive visual merchandising. Offered on a fully managed Software-as-a-Service model, Warp 9 products allow customers to focus on their core business, rather than technical implementations. Warp 9, Inc. was incorporated in the state of Delaware, under the name of eCommerceland, on August 27, 1999. The Company, based in Goleta, California, began operations October 1, 1999. Prior to October 1, 1999, the Company was operated as WARP 9 Technologies, LLC ("LLC"), a California limited liability company. LLC was merged with and into eCommerceland effective at its close of business, September 30, 1999, and on December 21, 2000 changed its name to Warp 9, Inc. For accounting and reporting purposes, the "merger" was considered a continuation of the same business, under a different type of entity. The operations and ownership of Warp 9, Inc. were substantially the same as LLC. The Company's primary source of income is service of their Warp 9 contracts, which relates to fully hosted web based e-commerce software products.

     On August 24, 2006, the Company's board of directors and majority of shareholders voted to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc. to reflect a new strategic plan of focusing primarily on the business of the Company's wholly owned subsidiary, Warp 9, Inc. The Company anticipates that it will be able to effectuate the name change in October 2006.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GOING CONCERN
     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has funded its operation through the sale of its common stock through private offerings and equity financing, as discussed in note 6. Management believes, but there is no assurance, that the Company will obtain the additional working capital that it needs through the sale of its Common Stock. The Company has incurred operating deficits since inception, which are expected to continue until its business model is fully developed.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005

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

     REVENUE RECOGNITION
     The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of the income is generated from monthly fees from clients who subscribe to the Company's fully hosted web based e-commerce products on terms averaging twelve months. Unless terminated accordingly with prior written notice, the agreements automatically renew for another term.

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

     Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. Deferred income for the fiscal year ended, June 30, 2006, was $61,333.

     For the fiscal year ended, June 30, 2006, monthly fee from web products and associated service fees account for 42% of the Company's total revenues, professional services account for 32% and the remaining 26% of total revenues are from resale of third party products and services.

     For the fiscal year ended, June 30, 2005, monthly fee from web products and associated service fees account for 55% of the Company's total revenues, professional services account for 23% and the remaining 22% of total revenues are from resale of third party products and services.

     RETURN POLICY
     On all service offerings such as web based e-commerce products there are no returns. Monthly fees are assessed and revenue is recognized at the end of every month, after service has been provided. Some higher paying customers may have service level agreements where we guarantee system uptime such as 99.9% of the time per month. If we fall below the agreed upon level of uptime, we shall credit one day of service fee for each hour our system is down up to a maximum of one monthly fee. This guarantee only covers downtime as a result of failure in the Company's hardware, software or gross negligence. Historical, the Company has not had to issue any credits for such returns.

     COST OF REVENUE
     Cost of revenue includes the direct costs of operating the Company's network, including telecommunications charges and third party internet marketing charges.

     RESEARCH AND DEVELOPMENT
     Research and development costs are expensed as incurred. Total research and development costs were $427,036 and $397,205 for the years ended June 30, 2006 and 2005, respectively.

     CASH AND CASH EQUIVALENTS
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005


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

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2006 and 2005, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

     Property and equipment assets leased under capitalized leases with an original cost of $218,179 and $199,418 at June 30, 2006 and 2005, respectively. Amortization of assets under capitalized leases is included in depreciation and amortization expense. During the years ended June 30, 2006 and 2005, additions to fixed assets through capitalized leases totaled $19,796 and $107,467, respectively.

     During the year ended June 30, 2005, the Company vacated its premises on 6144 Calle Real in Santa Barbara. The Company recorded an expense for $23,485, representing the cost of the remaining related leasehold improvements,

     CONCENTRATIONS OF BUSINESS AND CREDIT RISK
     The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company's operations are subject to rapid technological advancement and intense competition in the telecommunications industry.

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

     ADVERTISING COSTS
     The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $50,751 and $53,147 for the years ended June 30, 2006 and 2005, respectively.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     STOCK-BASED COMPENSATION
     As of June 30, 2006, the Company adopted Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS) No. 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our statement of income. The adoption of (FAS) No. 123R by the Company had no material impact on the statement of income.

     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of June 30, 2006. Our financial statements as of and for the year ended June 30, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the year ended June 30, 2006, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2006, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the year ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the year ended June 30, 2006, we accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the consolidated statement of operations during the year ended June 30, 2006 is $159,545.

                                                                    Year Ended          Year Ended
                                                                     6/30/2006          6/30/2005
                                                                -----------------   ----------------
Net loss as reported                                            $    (2,164,352)    $   (2,479,100)

Add:  Stock-based employee compensation                                       -                  -
expense included in net reported loss
Deduct:  Stock based employee                                                 -            (13,839)
compensation expense determined under fair value
based method for all awards
                                                                -----------------   ----------------
Pro forma net loss                                              $    (2,164,352)    $   (2,492,939)
                                                                =================   ================


Basic and diluted pro forma loss per share
       As reported                                              $         (0.01)    $        (0.01)
                                                                =================   ================
       Proforma                                                 $         (0.01)    $        (0.01)
                                                                =================   ================

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     NET LOSS PER SHARE
     Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Options to purchase shares of the Company's stock under its stock option plan and warrants may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation for 2006 and 2005 because they have an antidilutive effect in these periods.

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

     NEW ACCOUNTING PRONOUNCEMENTS
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

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

     In December 2004, the Financial Accounting Standards Board ("FASB") issued revised Statement 123R, "Share-Based Payment," to be effective for annual periods beginning after December 15, 2005 for Roaming Messenger, Inc. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective transition method or the modified retrospective method. We are currently evaluating our share-based employee compensation programs, the potential impact of this statement on our consolidated financial position and results of operations, and the alternative adoption methods.

     In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings
     Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

     In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED) share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our financial statements.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its financial position or results of operations or cash flows.

     In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

3.       OBLIGATIONS UNDER CAPITALIZED LEASES

                                                                             Year Ended
 Lessor           Description                                                 6/30/2006
-------------    ----------------------------------------------            --------------
SBBT             Payable in monthly installments of $488
                   interest at 17%, matures in June, 2009.                 $      17,028
SBBT             Payable in monthly installments of $281
                   interest at 16%, matures in November, 2009                      8,857
SBBT             Payable in monthly installments of $726
                   interest at 17%, matures in August, 2009                       21,140
GE               Payable in monthly installments of $551
                   interest at 17%, matures in September, 2008                    13,362
GE               Payable in monthly installments of $1206
                   interest at 17%, matures in September, 2008                    30,313
Washoe/BofA      Payable in monthly installments of $1513,
                   interest at 6.8%, matures in April, 2007.                      14,669
GE               Payable in monthly installments of $710
                   interest at 12.8%, matures in October, 2006.                    3,441
                                                                           --------------
                                                                                 108,810
                 Less current portion                                             47,245
                                                                           --------------
                 Long-term portion of obligations under
                   capitalized leases                                      $      61,565
                                                                           ==============

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005


3.   OBLIGATIONS UNDER CAPITALIZED LEASES (continued)

     Minimum annual lease payments under capitalized lease obligations at June 30, 2006 are as follows:


                                     2007                               59,445
                                     2008                               39,036
                                     2009                               24,423
                                     2010                                8,718
                                                                 --------------
                                                                       131,622

Less amount representing Interest                                       22,812
                                                                 --------------
                                                                       108,810

Less current portion                                                    47,245
                                                                 --------------

Long term portion of capitalized lease obligations               $      61,565
                                                                 ==============


4.   NOTE PAYABLE

     The Company has a note payable to a vendor in the amount of $50,000, bearing interest at 10%, with monthly interest payments only. The maturity date, which was originally October 15, 2001, was subsequently amended to March 15, 2002. The note was not paid off on its amended maturity date and is in default. At June 30, 2006, the outstanding principal amount on this note is $25,000. This note is secured by furniture of the Company. See note 12

5.   DEFERRED TAX BENEFIT

     At June 30, 2006 the Company has available for federal and state income tax purposes, cumulative net operating loss carryforwards of approximately $5,700,000, which expire at dates that have not been determined.

     The difference between the Company's effective income tax rate and the statutory federal rate for the year ended June 30, 2006 relates primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of realization. The valuation allowance was $2,503,490 at June 30, 2006, representing a net increase of $523,200 for the year ended June 30, 2006. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations.

     A reconciliation of income tax expense that would result from applying the U.S. Federal and State rate of 40% to pre-tax income from continuing operations for the years ended June 30, 2006, with federal income tax expense presented in the financial statements is as follows.


                                                              Year Ended
                                                                 2006
                                                          ----------------
Income tax benefit computed
at U.S. federal statutory rate (34%)                      $      (811,260)
State income taxes, net of benefit federal taxes                 (143,163)
Non deductible stock compensation                                 418,860
R&D                                                                11,075
Other                                                               1,260

Less valuation allowance                                          523,228
                                                          ----------------

     Income tax expense                                   $             -
                                                          ================

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005

5.   DEFERRED TAX BENEFIT (continued)

     The deferred income tax benefit at June 30, 2006 reflects the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items, which comprise a significant portion of, deferred tax assets and liabilities are approximately as follows:

                                                              Year Ended
                                                                 2006
                                                         ----------------
Deferred tax assets:
  NOL Carryover                                                2,284,000
  Deferred Income                                                 24,500
  R&D Credit                                                      94,900
  Officer salaries payable                                       110,890
  Depreciation                                                   (10,800)

Less:  valuation allowance                                    (2,503,490)
                                                         ----------------

Deferred income tax asset                                $             -
                                                         ================


6.   CAPITAL STOCK

     During the year ended, June 30, 2006, the Company issued 3,271,881 shares of common stock ranging from $0.0194 per share to $0.036 per share for the conversion of the debenture with a value of $60,000; 4,279,174 shares of common stock issued for cash consideration of $272,147; 300,000 shares of restricted common stock issued for cash of $15,000; 1,145,000 shares of common stock issued for services with a fair value of $136,350.

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

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005

7.   STOCK OPTIONS AND WARRANTS (Continued)

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

     SFAS 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that statement. The Company also used the historical industry index to calculate volatility, since the Company's stock history did not represent the expected future volatility of the Company's common stock. The fair value of options granted was determined using the Black Schole method with the following assumptions:

                                                 Year Ended           Year Ended
                                                  6/30/2006           6/30/2005
                                              ----------------------------------
Risk free interest rate                        3.21% - 4.82%       3.36% - 4.00%
Stock volatility factor                         0.31 - 0.53         0.29 - 0.81
Weighted average expected option life             4 years             4 years
Expected dividend yield                             None                 None


        A summary of the Company's stock option activity and related information follows:

                                                  Year ended                     Year ended
                                                June 30, 2006                  June 30, 2005
                                              ------------------------     -------------------------
                                                             Weighted                      Weighted
                                                              average                       average
                                                             exercise                      exercise
                                              Options          price         Options         price
                                              ---------      ---------     ---------        --------
Outstanding -beginning of year                4,234,994         $ 0.11     8,297,494          $ 0.11
Granted                                       1,200,000           0.12     3,500,000            0.12
Exercised                                             -              -       275,000            0.08
Forfeited                                       225,000           0.09     7,287,500            0.12
Outstanding - end of year                     5,209,994         $ 0.11     4,234,994          $ 0.11
                                              =========      =========     =========        ========
Exercisable at the end of year                2,632,494         $ 0.11       972,980          $ 0.09
                                              =========      =========     =========        ========
Weighted average fair value of
 options granted during the year                                $ 0.12                        $ 0.12
                                                             =========                      ========

     The Black Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005

7.   STOCK OPTIONS AND WARRANTS (Continued)

     The weighted average remaining contractual life of options outstanding issued under the plan as of June 30, 2006 was as follows:

                                                 Weighted
                                                  Average
                           Number of             remaining
     Exercise               options             contractual
      prices              outstanding           life (years)
     --------             -------------         ------------
      $ 0.07                    100,000            3.50
      $ 0.08                  1,134,994            1.21
      $ 0.10                  2,400,000            2.72
      $ 0.13                    900,000            3.07
      $ 0.17                    700,000            2.18


     STOCK WARRANTS

     During the year ended June 30, 2006, Roaming Messenger, Inc. issued warrants for services valued at $16,828, to purchase shares of common stock of Roaming Messenger, Inc. These warrants became exercisable on their grant date. Warrants were granted as follows:


      Date                     Number of shares                 Maturity date             Exercise Price
--------------------       ------------------------         -------------------           ---------------
September 30, 2005                        163,500           September 30, 2007                   $ 0.10
December 31, 2005                         321,000            December 31, 2007                   $ 0.10
January 1, 2006                            75,000            December 31, 2007                   $ 0.10
March 31, 2006                            375,000               March 31, 2008                   $ 0.10
                           -----------------------
Total Granted                             934,500

     On December 28, 2005, we consummated a securities purchase agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $1,200,000. In connection with the sale of the convertible debenture, we also issued to Cornell five-year warrants to purchase 1,500,000, 4,000,000 and 4,000,000 shares of Common Stock at $0.08, $0.10 and $0.12, respectively.

     At June 30, 2006, warrants to purchase 11,273,000 shares were outstanding.

8.   LINE OF CREDIT

     On August 11, 2005, the Company was approved for a $100,000 revolving line of credit from Bank of America at an interest of prime plus 4 percentage points. This line of credit is not secured by assets of the Company. The effective interest rate of the line of credit at June 30, 2006 was 12%. As of June 30, 2006, $342 was borrowed under this line of credit

9.  CONVERTIBLE DEBENTURES

     On December 28, 2005, we consummated a securities purchase agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $1,200,000 of which the first installment of $400,000 was advanced immediately. The net amount of the first installment received by the Company was $295,500 after paying total fees of $92,500 which included legal, structuring, due diligence, commitment fees, and

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005

9.  CONVERTIBLE DEBENTURES (continued)

     prior liability of $12,000. A beneficial conversion feature of $100,000, representing the value of the conversion feature in accordance to EITF 00-27 was recorded for the first installment. Under EITF 00-27, the Company records a beneficial conversion cost associated with the convertibility feature of the security that equals the value of any discount to market available at the time of conversion. This beneficial conversion cost is recorded at the time the convertible security is first issued and is amortized over the stated terms.

     Holders of the debentures may convert at any time amounts outstanding under the debentures into shares of our common stock at a conversion price per share equal to the lesser of (i) $0.15 or (ii) 80% of the lowest volume weighted average price of our common stock during the five trading days immediately preceding the conversion date as quoted by Bloomberg, LP. Cornell has agreed not to short any of the shares of Common Stock. EITF 00-19 is applicable to debentures issued by the Company in instances where the number of shares into which a debenture can be converted is not fixed. For example, when a debenture converts at a discount to market based on the stock price on the date of conversion. In such instances, EITF 00-19 requires that the embedded conversion option of the convertible debentures be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under EITF 00-19, the Company records a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company's stock, and a discount representing the imputed interest associated with the beneficial conversion feature. The discount is then amortized over the life of the debentures and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability is charged to additional paid-in capital. For purpose of determining derivative liability, the Company uses Black Scholes modeling for computing historic volatility.

     We have the right to redeem a portion or all amounts outstanding under the debenture prior to the maturity date at a 20% redemption premium provided that the closing bid price of our common stock is less than $0.15. In addition, in the event of a redemption, we are required to issue to Cornell 50,000 shares of common stock for each $100,000 redeemed.

     We also issued to Cornell five-year warrants to purchase 1,500,000, 4,000,000 and 4,000,000 shares of Common Stock at $0.08, $0.10 and $0.12 per share, respectively.

     The second installment of $350,000 ($295,000 net of fees) was advanced on January 27, 2006. A beneficial conversion feature of $87,500 was incurred, representing the value of the conversion feature in accordance to EITF 00-27.

     The last installment of $450,000 ($395,000 net of fees) was advanced on May 9, 2006, after the registration statement was declared effective by the Securities and Exchange Commission. A beneficial conversion feature of $112,500, representing the value of the conversion feature in accordance to EITF 00-27, was incurred at the receipt of this third installment.

     The debentures mature on the third anniversary of the date of issuance, and the Company is not required to make any payments until the maturity dates. Interest is accrued at 10% per annum on the principal balance outstanding. At June 30, 2006, the outstanding balance of the debentures were $1,140,000, and the interest accrued was $43,280.

     The convertible debenture is presented net of an unamortized discount of $260,764 at June 30, 2006. This discount will be amortized to interest expense over the stated term of the debenture.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005

10.  CONCENTRATIONS

     For the year ended June 30, 2006, the Company had two customers who represented approximately 34% of total revenue. For the year ended June 30, 2005, the Company had two customers who represented approximately 42% of total revenue.

     Accounts receivable from two customers represented approximately 35% of total accounts receivable at June 30, 2006. Accounts receivable from two customers represented approximately 37% of total accounts receivable at June 30, 2005.

     The Company has a concentration of credit risk for cash by maintaining deposits with banks, which may at a time exceed insured amounts. At June 30, 2006, the Company had $301,379 exceeding the amount insured by the U.S. Federal Deposit Insurance Corporation (FDIC).


11.  RELATED PARTY TRANSACTIONS

     On June 30, 2005, the Company issued 350,000 shares of common stock to Mr. Tom Djokovich for serving on the Company's Board of Directors through June 30, 2005. An expense of $56,000 was recorded in connection with the issuance of these shares.


12.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES
     The following is a schedule, by years, of future minimum rental payments required under operating leases for the facilities and equipment. The lease for one of the facilities expires in 2010. The following is a schedule of minimum lease payments for the next four years.


        YEARS ENDING               RENT PAYMENT          RENT INCOME
          JUNE 30,
        ------------               ------------          -----------
         2007                        $ 176,000              $ 29,000
         2008                        $ 109,000              $      -
         2009                        $ 108,000              $      -
         2010                        $ 109,000              $      -


     Total lease expense for the years ended June 30, 2006 and 2005 was $164,161 and $193,708 respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

     During the year ended June 30, 2005, the Company vacated its premises located at 6144 Calle Real, Santa Barbara, California. The lease expires in March 2007, therefore the Company is obligated to pay the rent under the terms of the lease. The Company is subleasing these premises at an agreed rent amount lower than the rent amount per the original lease, which will generate a total cumulative shortfall of $99,367 by the end of the lease. This shortfall has been recognized as an expense for the year ended June 30, 2005, and is included in the accrued expenses.

     NOTE PAYABLE IN DEFAULT
     The note payable has a default clause that allows the lender to assess late payment charges in the amount of 10% of the delinquency. Since the Company did not pay off the entire balance at its due date of March 15, 2002, the note is currently in default. At June 30, 2006, the outstanding principal amount on this note is $25,000. The Company has not accrued any delinquent charges.

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005


12.  COMMITMENTS AND CONTINGENCIES (continued)

     RESTRICTED CASH
     The Company has restricted cash in the amount of $93,000. This restricted cash is used to collateralize a standby letter of credit in favor of the landlord as part of the Company's lease agreement for its current office space at 50 Castilian Dr. Santa Barbara, CA 93117. This cash amount is restricted until the lease expires on June 30, 2010 or when negotiated down.

     LEGAL MATTERS
     The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company's business or financial condition.

     Furthermore, In February 2006, Jonathan Lei, our Chairman and Chief Executive Officer, and Bryan Crane, our then Vice President of Corporate Development, were indicted by a federal grand jury in Florida, alleging that they conspired to commit securities, mail and wire fraud in connection with an offer for private funding made to Roaming Messenger Inc. over a year ago, in February 2005, by a surreptitious investment fund formed by the Government. Specifically, the indictment alleges that Messrs. Lei and Crane conspired with government agents posing as fund managers to arrange for an illegal payment to be made to the fund managers as an inducement to that fund making an investment in the Company. We did not obtain any funding from the entity or the management company that were posing as prospective investors. The Company was not named in the indictment. The Company may be obligated to indemnify Mr. Lei and Mr. Crane for their defense costs in these cases in amounts to be determined. This indictment may have a material adverse impact on the financial position of the Company and its results of operations as result of (i) the possible defense costs to be incurred by the Company, (ii) possible departure of senior members of management and (iii) possible damage to the Company's reputation.

13.  SUBSEQUENT EVENT

     On August 24, 2006, holders of 106,074,025 shares of the Company's common stock, or approximately 52.9% of the total issued and outstanding common stock of the Company, voted to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc., by amending the Company's articles of incorporation. The Board of Directors of the Company voted unanimously to implement this shareholder action.

     On September 18, 2006, Roaming Messenger, Inc. (the "Company") entered into an Exclusive Technology License Agreement (the "License Agreement") with Zingerang, Inc., a Nevada corporation ("Zingerang") pursuant to which the Company granted an exclusive (including to the exclusion of the Company), worldwide, sub-licensable, transferable, royalty-bearing right and license to make, have made, import, use, offer for sale, sell, reproduce, distribute, display, perform or otherwise exploit the Company's Roaming Messenger(R) technology, Roaming Messenger(R) and eCapsule(R) trademarks, and patent application numbers 20060165030, 20060123396, and 20030110097
     (the "License") for a period of ten years. In its sole and absolute discretion, Zingerang may extend the term of the License Agreement for additional ten year terms by providing written notice to the Company of such election within thirty (30) days prior to the expiration of the then current term. In consideration for granting the License to Zingerang, for each calendar quarter during the term of the License Agreement, the Company will receive an amount equal to Five Percent (5%) of Gross Sales, as that that term is defined in the License Agreement (the "Royalties") for such

                     ROAMING MESSENGER, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005

13.  SUBSEQUENT EVENT (continued)

     period. The Company will also receive a one-time payment of $100,000 as a recoupable advance against Royalties. Zingerang may, at its sole and absolute discretion, pay to the Company, in lieu of ongoing Royalties, a one-time payment in an amount equal to $500,000 less amounts, not to exceed $50,000, incurred by Zingerang for legal and filing fees in connection with the continual prosecution of the Company's three (3) patent applications. Zingerang has the right to sublicense all or any portion of its rights under the License Agreement to sublicensees. In light of the Company granting the worldwide exclusive License to Zingerang, the Company has laid-off five engineering and marketing personnel who were previously engaged in the Roaming Messenger business.

     On September 18, 2006, the Company subscribed to purchase 40,000,000 founders shares of the common stock of Zingerang for a purchase price of $0.00025 per share, representing a total purchase price of $10,000. Pursuant to its subscription agreement with Zingerang (the "Subscription Agreement"), the Company agreed that it would not sell or offer to sell any unregistered shares of Zingerang's common stock until a date two (2) years after a Registration Statement on Form SB-2 is filed by Zingerang and declared effective by the Securities and Exchange Commission (the "Lock-up Term"). Upon the expiration of the Lock-up Term, the Company will be entitled to piggyback registration rights. Zingerang has represented to the Company that this round of financing in which the Company is participating will include approximately 59,500,000 additional shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Rose, Synder and Jacobs, formerly auditors for the Company, was dismissed as auditor on August 2, 2006. HJ Associates & Consultants, LLP were engaged as auditors for the Company on August 2, 2006.

         The change of accountants was approved by the Board of Directors. The Company's Board of Directors currently does not have an Audit Committee.

         In connection with the audit of the two most recent fiscal years, and through the date of termination of the accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject of the disagreement(s).

         The audit report by Rose, Synder and Jacobs for the periods ended June 30, 2005 and June 30, 2004 contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit reports by Rose, Synder and Jacobs for the fiscal years ended June 30, 2005 and June 30, 2004 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

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

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         On December 28, 2005, we consummated a securities purchase agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $1,200,000, all of which has been advanced. The debentures mature on the third anniversary of the date of issuance and we are not required to make any payments until the maturity date. Holders of the debentures may convert at any time amounts outstanding under the debentures into shares of our common stock at a conversion price per share equal to the lesser of (i) $0.15 or (ii) 80% of the lowest volume weighted average price of our common stock during the five trading days immediately preceding the conversion date as quoted by Bloomberg, LP. Cornell has agreed not to short any of the shares of our common stock.

         We have the right to redeem, upon three-business day notice, a portion or all amounts outstanding under the debenture prior to the maturity date at a 20% redemption premium provided that the closing bid price of our common stock is less than $0.15. In addition, in the event of a redemption, we are required to issue to Cornell 50,000 shares of common stock for each $100,000 redeemed, which shares would not be required to be registered by the Company. Under the terms of the debenture, the holder has the right to convert all or part of the debenture within the three-day period following a redemption notice.

         We also issued to Cornell five-year warrants to purchase 1,500,000, 4,000,000 and 4,000,000 shares of our common stock at $0.08, $0.10 and $0.12 per share, respectively.

         In connection with the purchase agreement, we also entered into a registration rights agreement with Cornell providing for the registration of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants. We were obligated to use our best efforts to cause the registration statement to be declared effective no later than April 27, 2006, which we accomplished, and to ensure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of thedebentures and exercise of the warrants have been sold.

         Our   obligations   under  the  purchase   agreement   are  secured  by
substantially all of our assets. As further security for our obligations thereunder, Jon Lei, our Chief Executive Officer, has granted a security interest in 2,000,000 shares of common stock that he owns.

         On December 28, 2005, we terminated the Periodic Equity Investment Agreement, dated March 28, 2005 with Wings Fund, Inc. That agreement provided for the sale to Wings of up to $3,000,000 worth of our common stock at our discretion in twelve monthly increments of up to $250,000 commencing in September 2005. On the date of termination of that agreement, we had sold approximately 4,279,174 shares of common stock for total proceeds of $272,147.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         The following table lists the executive officers and directors of the Company as of September 30, 2006:

         NAME                     AGE       POSITION

         Jonathan Lei             34        Chief Executive Officer,  President,
                                            Chief Financial Officer,  Secretary,
                                            and Chairman

         Harinder Dhillon         33        President of Warp 9 Inc. Subsidiary

         Louie Ucciferri          45        Director
--------------------

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

BOARD COMMITTEES

         The Board of Directors has not had an Audit Committee since February 2006 when Tom Djokovich, the sole member of the Audit Committee, resigned from the Company's Board of Directors for personal reasons. Since then, we have not reappointed an Audit Committee.

AUDITOR INDEPENDENCE

         GENERAL. HJ Associates & Consultants, LLP ("HJ") is the Company's principal auditing accountant firm since August 2006. HJ provided other non-audit services to the Company. The Company's Board of Directors has considered whether the provisions of non-audit services are compatible with maintaining HJ independence.

REPORT OF THE AUDIT COMMITTEE

         In February 2006, the sole member of the Company's Audit Committee resigned from the Board of Directors for personal reasons. The Company has not reformed the Audit Committee since that time. Accordingly the Company has not received any reports from the Audit Committee during the fiscal year ended June 30, 2006. The Company's full board of directors is presently performing the functions of an Audit Committee until a new Audit Committee is formed in the future.

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

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended June 30, 2006 have been complied with on a timely basis.


ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

EXECUTIVE OFFICER COMPENSATION

         The following summary compensation table sets forth certain information concerning compensation paid to our Chief Executive Officer and our most highly paid executive officers (the "Named Executive Officers") whose total annual salary and bonus for services rendered in all capacities for the year ended June 30, 2006 was $100,000 or more.

                                                                                       LONG-TERM
                                                                                     COMPENSATION
                                               ANNUAL COMPENSATION                      AWARDS
   --------------------------------------------------------------------------------------------------------------
                                   FISCAL                           OTHER ANNUAL      SECURITIES
   NAME AND PRINCIPAL POSITION     YEAR       SALARY       BONUS   COMPENSATION       UNDERLYING        ALL OTHER
   ---------------------------     ----       ------       -----   ------------        OPTIONS       COMPENSATION
                                                                                      -----------    ------------
   Jonathan Lei                     2006      $138,000      - 0 -      - 0 -            -0-              - 0 -
   President, Chief Financial       2005      $138,000      - 0 -      - 0 -            -0-              - 0 -
      Officer, and Secretary        2004      $138,000      - 0 -      - 0 -            -0-              - 0 -

   Harinder Dhillon                 2006  $150,000 (1)    $11,371      - 0 -        650,000 (1)          - 0 -
   President of Warp 9 Inc.         2005      $125,000     $2,894      - 0 -            -0-              - 0 -
                                    2004      $125,000     $8,714      - 0 -            -0-              - 0 -

   Michael Chuises (2)              2006      $120,000      - 0 -      - 0 -            -0-              - 0 -
   Vice President Engineering       2005  $120,000 (2)      - 0 -      - 0 -      1,000,000 (1)          - 0 -
                                    2004             -      - 0 -      - 0 -            -0-              - 0 -

 ------------------------

(1) Effective March 1, 2006, Mr. Dhillon's base annual salary was increased to $200,000 from $125,000. In addition, he has a performance bonus plan for earning up to $150,000 based on the profitability of the Warp 9 operation over the subsequent 12 months. In July 2005, Mr. Dhillon received a cashless stock option grant to purchase 650,000 shares of unregistered common stock at an exercise price equal to the fair market value of common stock at the time grant, which was $0.13 per share.

(2) Mr. Chuises was promoted to Vice President of Engineering on October 1, 2004, with a base salary of $120,000. On April 15, 2005, Mr. Chuises was granted 1,000,000 stock options to purchase unregistered common stock at an exercise price equal to the fair market value of unregistered common stock at the time grant, which was $0.10 per share. Prior to his promotion, Mr. Chuises had 450,000 options at an exercise price of $0.08 and 550,000 options at an exercise price of $0.17. Due to a lay-off of Roaming Messenger staff, Mr. Chuises' employment was terminated on September 13, 2006.

OPTIONS GRANTED IN LAST FISCAL YEAR

         The following table sets forth information with respect to options to purchase common stock of the Company granted to the Company's officers during fiscal year 2006.

                                        PERCENT OF TOTAL
                                        OPTIONS GRANTED TO    EXERCISE
                           OPTIONS         EMPLOYEES IN         PRICE         EXPIRATION
NAME                       GRANTED         FISCAL YEAR        PER SHARE          DATE
----------------------------------------------------------------------------------------------
Harinder Dhillon         650,000 (1)            54%             $0.13    Four years from the
President, Warp 9 Inc.                                                      date of grant
-----------------

(1)      These stock options were fully vested at the time of grant.

FISCAL YEAR-END OPTION EXERCISES

         The following table sets forth information with respect to options to purchase common stock of the Company held by the Company's executive officers at June 30, 2006.

                                                                NUMBER OF UNEXERCISED               VALUE OF UNEXERCISED
                                                                   OPTIONS HELD AT                  IN-THE-MONEY OPTIONS
                                                                    JUNE 30, 2006                   AT JUNE 30, 2006 (2)
                                                                    -------------                   --------------------
                            SHARES
                           ACQUIRED
                             UPON
  NAME                     EXERCISE   VALUE REALIZED(1)    EXERCISABLE       UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
  ----                     --------   -----------------    -----------       -------------       -----------     -------------
  Harinder Dhillon            -0-            -0-             650,000              -0-                -0-              -0-
  President, Warp 9 Inc.

--------------------

(1) The value realized is the difference between the market price of the common stock on the date of exercise and the exercise price of the stock option. The underlying securities held upon exercise are unregistered common stock.

(2) The value of unexercised "in-the-money" options is the difference between the market price of the common stock on June 30, 2006 ($0.02 per share) and the exercise price of the option, multiplied by the number of shares subject to the option. The underlying securities held upon exercise are unregistered common stock.

EMPLOYMENT AGREEMENTS

         The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

STOCK OPTION PLAN

         On July 10, 2003, the Board of Directors of the Company adopted the 2003 Stock Option Plan for Directors, Executive Officers, Employees and Key Consultants of the Company (the "2003 Plan"). The 2003 Plan was ratified by the shareholders of the Company by written consent effective August 25, 2003. The 2003 Plan authorizes the issuance of up to 25,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 25,000,000 stock options. To date, 5,209,994 options to purchase 5,209,994 shares of common stock at volume weighted average price of $0.11 per share granted under the 2003 Plan are outstanding. To date, 2,775,000 options have been exercised.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the names the executive officers and directors of the Company and all persons known by the Company to beneficially own 5% or more of the issued and outstanding common stock of the Company at September 30, 2006.


          NAME, TITLE AND ADDRESS            NUMBER OF SHARES BENEFICIALLY OWNED(1)   PERCENTAGE OWNERSHIP
-----------------------------------------    --------------------------------------   --------------------
Jonathan Lei
President, Chief Financial Officer,
Secretary, and Chairman                                95,639,025                               47.70%

Harinder Dhillon
Senior Vice President
(President of Warp 9 Inc.)                              2,935,000                                1.46%

Louie Ucciferri
Director                                                3,500,000                                1.75%

All current Executive Officers as a Group              98,574,025                               49.16%

All current Directors who are not Executive
Officers as a group                                     3,500,000                                1.75%

------------------------------

(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of September 30, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no related party transactions for the fiscal year ended June 30, 2006.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         EXHIBIT           DESCRIPTION

         3.1               Articles of Incorporation (1)
         3.2               Bylaws (1)
         4.1               Specimen Certificate for Common Stock (1)
         4.2               Non-Qualified Employee Stock Option Plan (2)
         4.3               Convertible Debenture dated December 28, 2005 (3)
         4.4               Form of $0.08 Warrant (3)
         4.5               Form of $0.10 Warrant (3)
         4.6               Form of $0.12 Warrant (3)
         5.1               Opinion of Sichenzia Ross Friedman Ference LLP(3)
         10.1              First Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (4)
         10.2              Second Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (5)
         10.3              Exchange Agreement and Representations for shareholders of Warp 9, Inc.(4)
         10.4              Securities Purchase Agreement dated as of March 28, 2005 between Roaming Messenger,
                           Inc. and Wings Fund, Inc.(6)
         10.5              Periodic Equity Investment Agreement dated as of March 28, 2005 between Roaming
                           Messenger, Inc. and Wings Fund, Inc.(6)
         10.6              Registration Rights Agreement dated as of March 28, 2005 between Roaming Messenger,
                           Inc. and Wings Fund, Inc.(6)
         10.7              Securities Purchase Agreement dated December 28, 2005 between the Company and Cornell
                           Capital Partners LLP (3)
         10.8              Investor Registration Rights Agreement dated December 28, 2005 (3)
         10.9              Insider Pledge and Escrow Agreement dated December 28, 2005 by and among the Company,
                           Cornell and David Gonzalez as escrow agent (3)
         10.10             Security Agreement dated December 28, 2005 by and between the Company and Cornell (3)
         10.11             Escrow Agreement Dated December 28, 2005 by and among the Company, Cornell and David
                           Gonzalez, as Escrow Agent (3)
         10.12             Irrevocable Transfer Agent Instructions (3)
         10.13             Exclusive Technology License Agreement, dated September 18, 2006 (8)
         10.14             Subscription Agreement with Zingerang Inc., dated September 18, 2006 (8)
         21                List of Subsidiaries(7)
         23.1              Consent of Rose, Snyder & Jacobs*

         (1) Incorporated by reference from the exhibits included with the Company's prior Report on Form 10-KSB filed with the Securities and Exchange Commission, dated March 31, 2002.

         (2) Incorporated by reference from the exhibits included in the Company's Information Statement filed with the Securities and Exchange Commission, dated August 1, 2003.

         (3) Incorporated by reference from the exhibits included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2005.

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

         (7)  Previously filed

         (8) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission dated September 22, 2005.

         *    Filed Herewith


(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the last quarter of the fiscal year ended June 30, 2006.

         (1)      Form  8-K,   dated  December  28,  2005  filed  with  the  SEC
                  describing the Securities Purchase Agreements between Roaming Messenger, Inc. and Cornell Capital Partners, LLP.

         (2)      Form  8-K,   dated  February  23,  2006  filed  with  the  SEC
                  reflecting the resignation of Tom Djokovich as Director.

         (3) Form 8-K, dated August 2, 2006 filed with the SEC reflecting the change of the Company's auditors.

         (4)      Form  8-K,  dated  September  22,  2006  filed  with  the  SEC
                  describing  the  Exclusive   Technology   Licensing  Agreement
                  between Zingerang, Inc. and Roaming Messenger, Inc.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         HJ & Associates, LLC ("HJ") is the Company's principal auditing accountant firm since August 2006. HJ provided other non-audit services to the Company. The Company's Board of Directors has considered whether the provisions of non-audit services is compatible with maintaining HJ independence.

         Prior to August 2006, the Company's principal auditing accounting firm was Rose Snyder & Jacobs, CPAs ("RSJ"). The Audit Committee approved the engagement of RSJ before RSJ rendered audit and non-audit services to the Company.

AUDIT FEES

         An aggregate of $60,248 was billed by our auditors for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2005, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended September 30, 2005, December 31, 2005, and March 31, 2006.

TAX FEES

         HJ has not yet provided tax return preparation services for the Company for the fiscal year ended June 30, 2006, and therefore has not billed the Company for those services.

ALL OTHER FEES

         Our auditors billed the Company $9,574 for other services, including response to SEC comments to our registration statements during the fiscal year ended June 30, 2005.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 12, 2006                 Roaming Messenger, Inc.



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



By:  \s\ Jonathan Lei                              Dated: October 12, 2006
    --------------------------------------
    Jonathan Lei, Chairman of the Board,
    Chief Executive Officer, President
    Chief Financial Officer, and Secretary


By:  \s\ Louie Ucciferri                           Dated: October 12, 2006
    --------------------------------------
    Louie Ucciferri
    Director