Form 10QSB
period 2006-09-30
WARP 9, INC.
filed 2006-11-14
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2006

                         COMMISSION FILE NUMBER 0-13215
                                   -----------

                                  WARP 9, INC.
                             ---------------------
             (Exact name of Registrant as Specified in its Charter)


       NEVADA                                             30-0050402
--------------------                        -----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


            50 Castilian Dr. Suite A, Santa Barbara, California 93117
               (Address of principal executive offices) (Zip Code)

                                 (805) 964-3313
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                     NAME OF EACH EXCHANGE ON
  TITLE OF EACH CLASS                                     WHICH REGISTERED
------------------------                           -----------------------------
     COMMON STOCK                                               OTC

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      X                No
                                        --------------          -----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As of November 14, 2006 the number of shares outstanding of the registrant's only class of common stock was 212,400,568.

         Transitional Small Business Disclosure Format (check one):

                                    Yes                       No    X
                                        --------------          -----------

                                TABLE OF CONTENTS

                                                                                                                     PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Balance Sheets as of September 30, 2006 (unaudited)..................................................          3

         Statements of Operations for the Three Months ended September 30, 2006
         and 2005 (unaudited).................................................................................          4

         Statements of Shareholders' Deficit for the Three Months ended
         September 30, 2006 (unaudited).......................................................................          5

         Statements of Cash Flows for the Three Months ended
         September 30, 2006 and 2005 (unaudited)..............................................................          6

         Notes to Condensed Consolidated Financial Statements
         (unaudited)..........................................................................................          7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................          10

Item 3   Controls and Procedures..............................................................................          14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................................          14

Item 2.  Changes in Securities................................................................................          14

Item 3.  Defaults upon Senior Securities......................................................................          14

Item 4.  Submission of Matters to a Vote of Security Holders..................................................          15

Item 5.  Other Information....................................................................................          15

Item 6.  Exhibits and Reports on Form 8-K.....................................................................          16

Signatures....................................................................................................          17

PART I.    FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          WARP 9, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash                                                                        $       103,089
  Accounts Receivable, net                                                            372,039
  Prepaid and Other Current Assets                                                     29,139
                                                                              ----------------
        TOTAL CURRENT ASSETS                                                          504,267
                                                                              ----------------

PROPERTY & EQUIPMENT, at cost
  Furniture, Fixtures & Equipment                                                      89,485
  Computer Equipment                                                                  499,083
  Commerce Server                                                                      50,000
  Computer Software                                                                     9,476
                                                                              ----------------
                                                                                      648,044
  Less accumulated depreciation                                                      (421,822)
                                                                              ----------------
        NET PROPERTY AND EQUIPMENT                                                    226,222
                                                                              ----------------

OTHER ASSETS
  Lease Deposit                                                                         9,748
  Restricted Cash                                                                      93,000
  Internet Domain, net                                                                  1,362
  Investment-Zingerang                                                                 10,000
  Loan Costs                                                                          161,042
                                                                              ----------------
               TOTAL OTHER ASSETS                                                     275,152
                                                                              ----------------

        TOTAL ASSETS                                                          $     1,005,641
                                                                              ================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts Payable                                                            $       205,407
  Credit Cards Payable                                                                 13,552
  Accrued expenses                                                                    425,319
  Bank Line of Credit                                                                  75,684
  Deferred Income                                                                     192,000
  Note Payable                                                                         22,000
  Customer Deposit                                                                     41,115
  Derivative Liability-Debenture                                                      562,227
  Capitalized Leases, Current Portion                                                  40,368
                                                                              ----------------
        TOTAL CURRENT LIABILITIES                                                   1,577,672
                                                                              ----------------

LONG TERM LIABILITIES
  Convertible Debenture                                                             1,045,000
  Beneficial Conversion Feature                                                      (230,903)
  Capitalized Leases                                                                   55,528
                                                                              ----------------
        TOTAL  LIABILITIES                                                            869,625
                                                                              ----------------

SHAREHOLDERS' DEFICIT
  Common stock, $0.001 par value;
  495,000,000 authorized shares;
  200,499,787 shares issued and outstanding                                           200,500
  Additional paid in capital                                                        6,050,389
  Accumulated deficit                                                              (7,692,545)
                                                                              ----------------
        TOTAL SHAREHOLDERS'  DEFICIT                                               (1,441,656)
                                                                              ----------------
                TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                   $     1,005,641
                                                                              ================

   The accompanying notes are an integral part of these financial statements.
                                        3

                           WARP 9, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                                   2006            2005
                                                                               --------------  --------------
REVENUE                                                                        $     432,676   $     337,926

COST OF SERVICES                                                                      96,416         107,054
                                                                               --------------  --------------

GROSS PROFIT                                                                         336,260         230,872

OPERATING EXPENSES
  Selling, general and administrative expenses                                       513,830         607,643
  Research and development                                                           107,377         106,377
  Depreciation and amortization                                                       39,639          23,393
                                                                               --------------  --------------

        TOTAL OPERATING EXPENSES                                                     660,846         737,413
                                                                               --------------  --------------

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)                                 (324,586)       (506,541)

OTHER INCOME/(EXPENSE)
  Interest Income                                                                     30,620           1,016
  Other Income                                                                             -           6,386
  Interest Expense                                                                   (62,917)        (10,268)
                                                                               --------------  --------------

        TOTAL OTHER INCOME (EXPENSE)                                                 (32,297)         (2,866)
                                                                               --------------  --------------

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES                                     (356,883)       (509,407)

PROVISION FOR INCOME TAXES                                                                 -               -
                                                                               --------------  --------------

NET LOSS                                                                            (356,883)       (509,407)
                                                                               ==============  ==============


BASIC AND DILUTED LOSS PER SHARE                                               $       (0.00)  $       (0.00)
                                                                               ==============  ==============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                                          197,266,575     181,445,352
                                                                               ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                           WARP9, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
                                   (Unaudited)

                                                                               Additional
                                                                   Common        Paid-in       Accumulated
                                                 Shares            Stock         Capital        Deficit          Total
                                            -----------------   ------------   -----------   -------------   --------------
Balance, June 30, 2005                           180,807,091    $   180,807.06 $4,950,066    $ (5,171,310)   $     (40,437)

Issuance of common stock,
Convertible debenture                              3,271,881          3,272        56,728                           60,000

Issuance of common stock,                          4,579,174          4,579       282,568                          287,147
Stock issued for cash

Issuance of common stock,
Stock issued for services                          1,145,000          1,145       135,205                          136,350

Warrant Compensation                                                               16,828                           16,828

Discount on convertible debenture                                                 300,000                          300,000

Stock Compensation, net                                                           144,965                          144,965

Net Loss for the year ended
  June 30, 2006                                                                                (2,164,352)      (2,164,352)
                                            -----------------   ------------   -----------   -------------   --------------

Balance, June 30, 2006                           189,803,146    $   189,803    $5,886,360    $ (7,335,662)   $  (1,259,499)

Issuance of common stock
Convertible debenture (unaudited)                 10,696,641         10,697        84,303                           95,000

Derivative liability (unaudited)                                                   49,236                           49,236

Stock issuance cost (unaudited)                                                      (198)                            (198)

Stock compensation, net (unaudited)                                                30,688                           30,688

Net Loss for the period
  September 30, 2006 (unaudited)                                                                 (356,883)        (356,883)

                                            -----------------   ------------   -----------   -------------   --------------
Balance, September 30, 2006 (unaudited)          200,499,787    $   200,500    $6,050,389    $ (7,692,545)   $  (1,441,657)
                                            =================   ============   ===========   =============   ==============


    The accompanying notes are an integral part of these financial statements.

                          WARP 9, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              September 30
                                                                                          2006            2005
                                                                                     --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           $    (356,883)  $    (509,407)
  Adjustment to reconcile net loss to net cash
   used in operating activities
  Depreciation and amortization                                                             22,721          23,393
  Issuance of common shares and warrants for  services                                           -          74,947
  Conversion of convertible debenture into common shares                                    95,000               -
  Cost of stock options recognized                                                          30,688               -
  Amortization of loan costs                                                                16,875               -
  Derivative expense                                                                        12,658               -
  Change in convertible debenture                                                          (95,000)
  Change in beneficial conversion feature                                                   29,861               -
   (Increase) Decrease in:
    Accounts receivable                                                                   (210,969)         19,249
    Prepaid and other assets                                                                (5,205)         (3,592)
    Increase (Decrease) in:
    Accounts payable                                                                        33,915          92,295
    Accrued expenses                                                                        31,248           4,912
    Deferred Income                                                                        130,667          22,667
    Other liabilities                                                                      (67,360)         15,643
                                                                                     --------------- ---------------

        NET CASH USED IN OPERATING ACTIVITIES                                             (331,784)       (259,893)
                                                                                     --------------- ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of stock for investment                                                         (10,000)              -
  Purchase of property and equipment                                                        (1,537)        (10,928)
                                                                                     --------------- ---------------
        NET CASH USED IN INVESTING ACTIVITIES                                              (11,537)        (10,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on note payable                                                                   (3,000)              -
  Payments on capitalized leases                                                           (12,914)        (13,713)
  Proceeds from line of credit                                                              75,342          75,000
  Deposit for shares of common stock                                                             -          32,000
  Proceeds from issuance of common stock, net of cost                                         (198)         25,916
                                                                                     --------------- ---------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                           59,230         119,203
                                                                                     --------------- ---------------

                NET (DECREASE) IN CASH                                                    (284,091)       (151,618)


CASH, BEGINNING OF PERIOD                                                                  387,180         237,529
                                                                                     --------------- ---------------

CASH, END OF PERIOD                                                                  $     103,089   $      85,911
                                                                                     =============== ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                                     $       6,812   $      10,268
                                                                                     =============== ===============
   Taxes paid                                                                        $           -   $          63
                                                                                     =============== ===============
   Capitalized lease contracted                                                                  -          19,796
                                                                                     =============== ===============

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
   During  the three  months  ended  September  30,  2006,  the  Company  issued
   10,696,641 shares of common stock at a fair value of $95,000 for the convertible debenture. During the three months ended September 30, 2005, the Company purchased $19,796 of equipment under capital leases respectively.

  The accompanying notes are an integral part of these financial statements.

                           WARP 9, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2006

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K-SB for the year ended June 30, 2006.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of Warp 9, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

     GOING CONCERN
     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.

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

     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of June 30, 2006. Our financial statements as of and for the three months ended September 30, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended September 30, 2006, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2006, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the three months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, FAS 123R requires forfeitures to be

                           WARP 9, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

     STOCK-BASED COMPENSATION (CONTINUED)
     estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the year ended June 30, 2006, we accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the consolidated statement of operations during the three months ended September 30, 2006 is $30,688

                                                                              2006              2005
                                                                         ----------------  ----------------
Net loss as reported                                                     $      (356,883)  $      (509,407)
Add:  Stock based employee compensation expense                                        -                 -
 included in net reported loss, net of related tax effect
Deduct:  Stock based employee compensation expense                                     -           (30,738)
 determined under fair value based method for all awards,
 net of related tax effect
                                                                         ----------------  ----------------

Pro forma net loss                                                       $      (356,883)  $      (540,145)
                                                                         ================  ================

Basic and diluted pro forma loss per share
      As reported                                                        $         (0.00)   $        (0.00)
                                                                         ================  ================
      Proforma                                                           $         (0.00)   $        (0.00)
                                                                         ================  ================

3.   CAPITAL STOCK

     At September 30, 2006, the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. During the three months ended September 30, 2006, the Company issued 10,696,641 shares of common stock ranging from $0.0088 per share to $0.0092 per share for the conversion of the debenture with a value of $95,000.

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

                           WARP 9, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2006


4.   CONVERTIBLE DEBENTURES (Continued)

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

     We have the right to redeem a portion or all amounts outstanding under the debenture prior to the maturity date at a 20% redemption premium provided that the closing bid price of our common stock is less than $0.15. In addition, in the event of redemption, we are required to issue to Cornell 50,000 shares of common stock for each $100,000 redeemed.

     We also issued to Cornell five-year warrants to purchase 1,500,000, 4,000,000 and 4,000,000 shares of Common Stock at $0.08, $0.10 and $0.12 per share, respectively.

     The second installment of $350,000 ($295,000 net of fees) was advanced on January 27, 2006. An interest expense of $87,500 was incurred, representing the value of the conversion feature in accordance to EITF 00-27.

     The last installment of $450,000 ($395,000 net of fees) was advanced on May 9, 2006, after the registration statement was declared effective by the Securities and Exchange Commission. An interest expense of $112,500, representing the value of the conversion feature in accordance to EITF 00-27, was incurred at the receipt of this first installment.

     The debentures mature on the third anniversary of the date of issuance, and the Company is not required to make any payments until the maturity dates. Interest is accrued at 10% per annum on the principal balance outstanding. At September 30, 2006, the outstanding balance of the debentures were $1,045,000, and the interest accrued was $70,991.


5.   SUBSEQUENT EVENTS

     On October 15, 2006, Jonathan Lei resigned as the Chairman, Chief Executive Officer, President, Chief Financial Officer, and Secretary of the Company for personal reasons. The Company's Board of Directors has appointed Louie Ucciferri to the positions of Chairman, Secretary and Acting Chief Financial Officer. The Company also appointed Harinder Dhillon as President, Chief Executive Officer, and director. To ensure a smooth transition, the Company retained Mr. Lei as a consultant to the Company for a fee of $12,500 per month. Additionally, in lieu of paying to Mr. Lei, a sum of $237,980 in salaries that has been accrued since August 1999, the Company and Mr. Lei mutually agreed to convert that amount into a promissory note bearing simple interest at a rate of five percent (5%) per annum payable on demand on or before October 31, 2008, This accrued salaries has been audited by the Company's auditors and reported in the Company's prior 10Q-SB and 10K-SB filings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

         This Form 10-QSB may contain "forward-looking statements," as that term is used in federal securities laws, about Warp 9, Inc.'s financial condition, results of operations and business. These statements include, among others:

o    statements concerning the potential benefits that Warp 9, Inc. ("W9" or the
     "Company")  may  experience  from  its  business   activities  and  certain
     transactions it contemplates or has completed; and

o statements of W9's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as "believes,"
     "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause W9's actual results to be materially different from any future results expressed or implied by W9 in those statements. The most important facts that could prevent W9 from achieving its stated goals include, but are not limited to, the following:

          (a)  volatility or decline of the Company's stock price;

          (b)  potential fluctuation in quarterly results;

          (c)  failure of the Company to earn revenues or profits;

          (d) inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

          (e)  failure to commercialize its technology or to make sales;

          (f)  changes in demand for the Company's products and services;

          (g)  rapid and significant changes in markets;

          (h) litigation with or legal claims and allegations by outside parties;

          (i)  insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company may not be able to obtain customers for its products or services, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in the Company's business.

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. W9 cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-QSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that W9 or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB, or to reflect the occurrence of unanticipated events.


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

         We also licensed our Roaming Messenger mobile messaging technology on an exclusive basis to one licensee, from which we expect to derive royalty revenues. We have generated only minimal revenues from the licensing of Roaming Messenger technology to date, and earned minimal revenue from the operation of the Roaming Messenger business before we licensed it. To date, almost all of our revenues are generated from Warp 9 e-commerce products and services.

         As of the date of this report, a number of Warp 9 ICS client websites are in the implementation phase. Once the implementation phase is completed, the client's e-commerce website is released to the public. When an ICS enabled website is released to the public, we can start to bill the client the contracted monthly fees, resulting in new additional recurring ICS revenue.

         On September 18, 2006, we signed an Exclusive Technology Licensing Agreement with one licensee for our Roaming Messenger mobile messaging technology. As a result of granting this exclusive license, we laid-off all dedicated personnel that were engaged in the Roaming Messenger operation and eliminated related expenses to reduce our operating costs. We anticipate that the losses for the fiscal year in 2007 will be less than losses incurred in the fiscal year ended June 30, 2006 primarily due to the reduction of expenses associated with the Roaming Messenger operation.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO THE SAME PERIOD IN 2005

         The results of operation for the three-month period ending September 30, 2006 still largely reflects the operating expenses associated with conducting the Roaming Messenger business on a day-to-day basis with all related personnel, since the Exclusive Technology Licensing Agreement and resulting expense reductions did not commence until September 18, 2006.

         Total revenue for the three-month period ending September 30, 2006 was $432,676 as compared to $337,926 for the three-month period ending September 30, 2005.

         The cost of revenue for the three-month period ending September 30, 2006 was 22% as compared to 32% for the three-month period ending September 30, 2005.

         Total operating expenses for the three month period ended September 30, 2006 decreased by $76,567 to $660,846 from $737,413 in 2005. The change is primarily due to decrease in selling, general and administrative expenses.

         Selling, general and administrative expenses decreased by $93,813 during the three months ended September 30, 2006 to $513,830 from $607,643 in the three month period ended September 30, 2005. The decrease in selling, general and administrative expenses were primarily due to general decrease in cost associated with the Roaming Messenger operation.

         Non-cash selling, general and administrative expenses for the three months ended September 30, 2006 totaled $73,207 which include (i) $30,688 in employee stock option expenses, and (ii) $42,519 of net expenses associated with the accounting for a convertible debenture in accordance with EITF 00-19 and EITF 00-27.

         Expense related to depreciation was $39,596 for the three months ended September 30, 2006 as compared to $23,393 for the three months ended September 30, 2005.

         Research and development expenses was $107,377 for the three months ended September 30, 2006 as compared to $106,377 for the three months ended September 30, 2005.

         Total other income and expense was ($32,297) for the three months ended September 30, 2006 as compared to ($2,866) in the prior year.

         For the three months ended September 30, 2006, our consolidated net loss was ($356,883) as compared to a consolidated net loss of ($509,407) for the three months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash at September 30, 2006 of $103,089 as compared to cash of $387,180 as of June 30, 2006. We had net working capital deficit (i.e. the difference between current assets and current liabilities) of ($1,073,045) at September 30, 2006 as compared to a net working capital deficit of ($848,174) at June 30, 2006. Cash flow utilized by operating activities was ($331,784) for the three months ended September 30, 2006 as compared to cash utilized for operating activities of ($259,893) during the three months ended September 30, 2005. Cash flow used in investing activities was ($11,538) for the three months ended September 30, 2006 as compared to cash used in investing activities of ($10,928) during the three months ended September 30, 2005. Cash flow provided by financing activities was $59,230 for the three months ended September 30, 2006 as compared to cash provided by financing activities of $119,203 for the three months ended September 30, 2005.


         On August 11, 2005, the Company was approved for a $100,000 revolving line of credit from Bank of America at an interest of prime plus 4 percentage points. This line of credit is not secured by assets of the Company. The effective interest rate on the line of credit at September 30, 2006 was 12.25% per annum. At September 30, 2006, $75,342 was borrowed under this line of credit.

         As of the date of this report, a number of Warp 9 ICS client websites are in the implementation phase. Once the implementation phase is completed, the client's e-commerce website is released to the public. When an ICS enabled website is released to the public, we can start to bill the client the contracted monthly fees. As of the date of this report, there is approximately $130,000 of total annual ICS contract revenue that is waiting to be realized once the client sites are launched.

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

ITEM 3.    CONTROLS AND PROCEDURES

         The Company's Chairman and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report and, based on this evaluation, has concluded that the disclosure controls and procedures are effective.

         There have been no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time, none of which at this time are considered to be material to the Company's business or financial condition.

ITEM 2. CHANGES IN SECURITIES

         During the three months ended September 30, 2006, the Company issued 10,696,641 shares of common stock ranging from $0.0088 per share to $0.0092 per share for the conversion of the debenture with an outstanding balance reduction of $95,000.

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


ITEM 5. OTHER INFORMATION

         On September 18, 2006, we entered into a ten year Exclusive Technology Licensing Agreement with Zingerang, Inc. Under this agreement, the Company grants to Zingerang Inc., the Licensee, an exclusive, worldwide, sub-licensable, transferable, royalty-bearing right and license to the Roaming Messenger technology and related patent portfolio. In consideration for granting the license to Zingerang, the Company is entitled to an ongoing royalty fee equal to five percent (5%) of Zingerang's gross sales, to be paid quarterly. The Company will immediately receive a one time payment equal to $100,000 as a recoupable advance against the royalties. During the term of the Agreement, Zingerang may, at its sole discretion, pay to the Company a one-time royalty payment of $500,000, in lieu of ongoing royalties, less certain patent application fees. Additionally, the Company participated in Zingerang's founder round of financing where it acquired forty million (40,000,000) shares of common stock in Zingerang, which represents a large minority position, for a total investment of $10,000.

         On October 15, 2006, Jonathan Lei resigned as the Chairman, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of the Company for personal reasons. Mr. Lei has accrued a total of $237,980 in salary on the Company's balance sheet since August 1999. This amount has been audited by the Company's auditors and reported in the Company's Form 10Q-SB and 10K-SB filings. The Company and Mr. Lei have agreed to convert his accrued salary into a promissory note bearing simple interest at a rate of five percent (5%) per annum payable on demand on or before October 31, 2008, in lieu of paying the accrued salary upon Mr. Lei's resignation. The Company has also entered into a one year consulting agreement, which can be terminated by either party at any time upon a 30 days prior written notice, in order to ease the transition to new management. Pursuant to the terms of the agreement, Mr. Lei will receive $12,500 per month in consideration for providing ongoing strategic planning and advisory services to the Company including, but not limited to, business planning, financial planning, product planning, and management consulting services. The Company's Board of Directors has appointed Louie Ucciferri to replace Jonathan Lei as Chairman of the Board of Directors and has appointed Harinder Dhillon and Kin Ng to fill the vacancies on the Board of Directors created by the resignation of Tom M. Djokovich in February 2006 and the resignation of Jonathan Lei in October 2006. The Company has appointed Harinder Dhillon, the President of the Company's wholly owned subsidiary, as the President and Chief Executive Officer of the Company and Louie Ucciferri, a director of the Company, as the new Corporate Secretary and Acting Chief Financial Officer of the Company.

         On October 25, 2006, the Company's articles of incorporation were amended to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc.

         On November 2, 2006, the Company was approved to trade its common stock under the new symbol WNYN.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

         EXHIBIT NO.                DESCRIPTION

                    3.1       Articles of Incorporation (1)
                    3.2       Bylaws (1)
                    4.1       Specimen Certificate for Common Stock (1)
                    4.2       Non-Qualified Employee Stock Option Plan (2)
                    10.1 First Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (3)
                    10.2 Second Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (4)
                    10.3 Exchange Agreement and Representations for Shareholders of Warp 9, Inc.(3)
                    10.4 Exclusive Technology License Agreement, dated September 18, 2006 (5)
                    10.5 Subscription Agreement with Zingerang Inc., dated September 18, 2006 (5)
                    31.1      Section 302 Certification
                    32.1      Section 906 Certification
----------------------

(1) Incorporated by reference from the exhibits included with the Company's prior Report on Form 10-KSB filed with the Securities and Exchange Commission, dated March 31, 2002.
(2) Incorporated by reference from the exhibits included in the Company's Information Statement filed with the Securities and Exchange Commission, dated August 1, 2003.
(3) Incorporated by reference from the exhibits included with the Company's prior Report on Form SC 14F1 filed with the Securities and Exchange Commission, dated April 8, 2003.
(4) Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated May 30, 2003.
(5) Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated September 22, 2006.

(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

(1) Form 8-K, dated August 2, 2006 filed with the SEC reflecting the change of the Company's auditors.
(2) Form 8-K, dated September 22, 2006 filed with the SEC describing the Exclusive Technology Licensing Agreement between Zingerang, Inc. and Roaming Messenger, Inc.
(3) Form 8-K, dated October 17, 2006 filed with the SEC reflecting the resignation of Jonathan Lei in all capacities with the Company and appointment of new officers and directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2006              WARP 9, INC.

                                      By:  \s\Harinder Dhillon
                                      --------------------------------------
                                      Harinder Dhillon
                                      President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\Louie Ucciferri                               Dated: November 14, 2006
    --------------------------------------
    Louie Ucciferri, Chairman
    Corporate Secretary, Acting
    Chief Financial Officer
    (Principal Financial/Accounting Officer)



By: \s\Harinder Dhillon                               Dated: November 14, 2006
    --------------------------------------
    Harinder Dhillon, President and
    Chief Executive Officer, Director
    (Principal Executive Officer)