Form 10QSB
period 2006-12-31
WARP 9, INC.
filed 2007-02-14
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED DECEMBER 31, 2006

                         COMMISSION FILE NUMBER 0-13215
                                                -------

                                  WARP 9, INC.
                           -------------------------
             (Exact name of Registrant as Specified in its Charter)


      NEVADA                                            30-0050402
   --------------                                  --------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


            50 Castilian Dr. Suite A, Santa Barbara, California 93117
                 ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 964-3313
                            -----------------------
               Registrant's telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                             NAME OF EACH EXCHANGE ON
 TITLE OF EACH CLASS                              WHICH REGISTERED
---------------------                       ---------------------------
    COMMON STOCK                                        OTC

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      X                No
                                        --------------          ------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As of February 13, 2007 the number of shares outstanding of the registrant's only class of common stock was 227,786,533.

         Transitional Small Business Disclosure Format (check one):

                                    Yes                      No     X
                                        --------------          ------------

                                TABLE OF CONTENTS

                                                                                                                  PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Balance Sheet as of December 31, 2006 (unaudited)....................................................      3

         Statements of Operations for the Three Months and Six Months ended December 31, 2006
         and 2005 (unaudited).................................................................................      4

         Statements of Cash Flows for the Six Months ended
         December 31, 2006 and 2005 (unaudited)...............................................................      5

         Notes to Consolidated Financial Statements
         (unaudited)..........................................................................................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................      10

Item 3   Controls and Procedures..............................................................................      15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................................      15

Item 2.  Changes in Securities................................................................................      15

Item 3.  Defaults upon Senior Securities......................................................................      15

Item 4.  Submission of Matters to a Vote of Security Holders..................................................      16

Item 5.  Other Information....................................................................................      16

Item 6.  Exhibits and Reports on Form 8-K.....................................................................      17

Signatures....................................................................................................      18

PART I.    FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           WARP 9, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
     Cash                                                                     $     245,018
     Accounts Receivable, net                                                       461,052
     Prepaid and Other Current Assets                                                17,936
                                                                              --------------
        TOTAL CURRENT ASSETS                                                        724,006
                                                                              --------------

PROPERTY & EQUIPMENT, at cost
     Furniture, Fixtures & Equipment                                                 89,485
     Computer Equipment                                                             499,970
     Commerce Server                                                                 50,000
     Computer Software                                                                9,476
                                                                              --------------
                                                                                    648,931
     Less Accumulated Depreciation                                                 (445,480)
                                                                              --------------
        NET PROPERTY AND EQUIPMENT                                                  203,451
                                                                              --------------

OTHER ASSETS
     Lease Deposit                                                                    9,749
     Restricted Cash                                                                 93,000
     Internet Domain, net                                                             1,319
     Investment-Zingerang                                                            10,000
     Loan Costs                                                                     144,167
                                                                              --------------
        TOTAL OTHER ASSETS                                                          258,235
                                                                              --------------

                TOTAL ASSETS                                                  $   1,185,692
                                                                              ==============

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts Payable                                                         $     243,452
     Credit Cards Payable                                                            90,880
     Accrued expenses                                                               447,431
     Bank Line of Credit                                                             62,182
     Deferred Income                                                                136,000
     Note Payable                                                                    19,000
     Customer Deposit                                                                41,033
     Derivative Liability-Debenture                                                 494,084
     Capitalized Leases, Current Portion                                             35,585
                                                                              --------------
        TOTAL CURRENT LIABILITIES                                                 1,569,647
                                                                              --------------

LONG TERM LIABILITIES
     Convertible Debenture                                                          955,000
     Beneficial Conversion Feature                                                 (201,906)
     Capitalized Leases                                                              47,736
                                                                              --------------
                TOTAL  LIABILITIES                                                  800,830
                                                                              --------------

SHAREHOLDERS' DEFICIT
     Common stock, $0.001 par value;
     495,000,000 authorized shares;
     216,786,532 shares issued and outstanding                                      216,786
     Additional paid in capital                                                   6,181,921
     Accumulated deficit                                                         (7,583,492)
                                                                              --------------
        TOTAL SHAREHOLDERS'  DEFICIT                                             (1,184,785)
                                                                              --------------

                TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                   $   1,185,692
                                                                              ==============


   The accompanying notes are an integral part of these financial statements.

                           WARP 9, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three           Three            Six             Six
                                                                 months ended    months ended    months ended    months ended
                                                                 December 31,    December 31,    December 31,    December 31,
                                                                    2006             2005            2006            2005
                                                                --------------  --------------- ---------------  --------------

REVENUE                                                         $     903,754   $      518,146  $    1,336,430   $     856,072

COST OF SERVICES                                                      210,432          159,332         306,171         266,386
                                                                --------------  --------------- ---------------  --------------

GROSS PROFIT                                                          693,322          358,814       1,030,259         589,686

OPERATING EXPENSES
  Selling, General and Administrative Expenses                        529,225          522,615       1,030,397       1,130,258
  Research and Development                                                  -          106,972         107,377         212,754
  Depreciation and Amortization                                        40,575           23,972          80,214          47,365
                                                                --------------  --------------- ---------------  --------------

TOTAL OPERATING EXPENSES                                              569,800          653,559       1,217,988       1,390,377
                                                                --------------  --------------- ---------------  --------------

INCOME (LOSS) FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)          123,522         (294,745)       (187,729)       (800,691)

OTHER INCOME/(EXPENSE)
   Interest Income                                                      1,119              763           3,334           1,779
   Other Income                                                        25,242            9,579          53,657          15,965
Interest Expense                                                      (41,507)        (111,359)       (117,092)       (121,627)
                                                                --------------  --------------- ---------------  --------------

TOTAL OTHER INCOME (EXPENSE)                                          (15,146)        (101,017)        (60,101)       (103,883)
                                                                --------------  --------------- ---------------  --------------

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR TAXES              108,376         (395,762)       (247,830)       (904,574)

PROVISION FOR INCOME TAXES                                                  -                -               -               -
                                                                --------------  --------------- ---------------  --------------

NET INCOME (LOSS)                                                     108,376         (395,762)       (247,830)       (904,574)
                                                                ==============  =============== ===============  ==============


BASIC AND DILUTED LOSS PER SHARE                                $        0.00   $        (0.00) $        (0.00)  $       (0.00)
                                                                ==============  =============== ===============  ==============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                           209,677,484      184,151,379     203,413,895     182,798,365
                                                                ==============  =============== ===============  ==============



  The accompanying notes are an integral part of these financial statements.

                          WARP 9, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six             Six
                                                                                        months ended    months ended
                                                                                        December 31,    December 31,
                                                                                            2006            2005
                                                                                       --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $     (247,830) $     (904,574)
  Adjustment to Reconcile Net Loss to Net Cash
  Used in Operating Activities
  Depreciation and Amortization                                                                46,379          47,508
  Issuance of Common Shares and Warrants for Services                                               -         125,943
  Conversion of Convertible Debenture                                                         185,000         100,000
  Conversion Feature Recorded as Interest Expense                                             (33,367)
  Amortization of Loan Costs                                                                   33,750               -
  Cost of Stock Options Recognized                                                             40,383               -
  Derivative Expense                                                                          (81,791)              -
   (Increase) Decrease in:
    Accounts Receivable                                                                      (299,982)        (95,705)
    Prepaid and Other Assets                                                                    6,041            (963)
   Increase (Decrease) in:
    Accounts Payable                                                                           71,960          52,127
    Accrued Expenses                                                                           53,360               -
    Deferred Income                                                                            74,667               -
    Other Liabilities                                                                           9,886          92,540
                                                                                       --------------- ---------------

NET CASH USED IN OPERATING ACTIVITIES                                                        (141,544)       (583,124)
                                                                                       --------------- ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of Stock for Investment                                                            (10,000)              -
  Purchase of Property and Equipment                                                           (1,173)        (26,462)
                                                                                       --------------- ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                         (11,173)        (26,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on Note Payable                                                                      (6,000)              -
  Payments on Capitalized Leases                                                              (45,285)        (27,133)
  Proceeds from Line of Credit                                                                 61,840          99,658
  Proceeds from Convertible Debenture                                                               -         295,500
  Proceeds from Issuance of Common Stock, Net of Cost                                               -         272,963
                                                                                       --------------- ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      10,555         640,988
                                                                                       --------------- ---------------

NET INCREASE (DECREASE) IN CASH                                                              (142,162)         31,402


CASH, BEGINNING OF PERIOD                                                                     387,180         237,529
                                                                                       --------------- ---------------

CASH, END OF PERIOD                                                                    $      245,018  $      268,931
                                                                                       =============== ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest Paid                                                                       $       12,884  $       21,627
                                                                                       =============== ===============
   Taxes Paid                                                                          $            -  $            -
                                                                                       =============== ===============
   Capitalized Lease Contracted                                                        $       19,796  $       19,796
                                                                                       =============== ===============

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
     During the three  months  ended  December  31,  2006,  the  Company  issued
     16,286,745 shares of common stock at a fair value of $90,000 for the convertible debenture. During the three months ended December 31, 2005, the Company purchased $19,796 of equipment under capital leases respectively.


  The accompanying notes are an integral part of these financial statements.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2006

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K-SB for the year ended June 30, 2006.

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

     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of June 30, 2006. Our financial statements as of and for the three and six months ended December 31, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

     STOCK-BASED COMPENSATION (CONTINUED)

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three and six months ended December 31, 2006, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2006, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the three and six months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the year ended June 30, 2006, we accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the consolidated statement of operations during the six months ended December 31, 2006 is $40,383.


                                                                              2006              2005
                                                                         ----------------  ----------------
Net loss as reported                                                     $      (247,830)  $      (904,574)
Add:  Stock based employee compensation expense                                        -                 -
 included in net reported loss, net of related tax effect
Deduct:  Stock based employee compensation expense                                     -           (40,346)
 determined under fair value based method for all awards,
 net of related tax effect
                                                                         ----------------  ----------------

Pro forma net loss                                                       $      (247,830)  $      (944,920)
                                                                         ================  ================

Basic and diluted pro forma loss per share
      As reported                                                        $         (0.00)   $        (0.00)
                                                                         ================  ================
      Pro forma                                                          $         (0.00)   $        (0.00)
                                                                         ================  ================


3.   CAPITAL STOCK

     At December 31, 2006, the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. During the six months ended December 31, 2006, the Company issued 26,983,386 shares of common stock ranging from $0.0046 per share to $0.0078 per share for the conversion of the debenture with a value of $185,000.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2006

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

     We also issued to Cornell five-year warrants to purchase 1,500,000, 4,000,000 and 4,000,000 shares of Common Stock at $0.08, $0.10 and $0.12 per share, respectively. These warrants are being accounted for as equity instruments.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2006


4.   CONVERTIBLE DEBENTURES (Continued)

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

     The debentures mature on the third anniversary of the date of issuance, and the Company is not required to make any payments until the maturity dates. Interest is accrued at 10% per annum on the principal balance outstanding. At December 31, 2006, the outstanding balance of the debentures were $955,000 and the interest accrued was $94,221.

5.   RELATED PARTY TRANSACTIONS

     On January 16, 2007, Mr. Harinder Dhillon, the Company's President exercised his option to purchase 8,650,000 of the Company's common stock. The options were personal holdings which were granted by Mr. Jon Lei, a 10% or larger shareholder of the Company.

6.   LITIGATION SETTLEMENT

     On December 21, 2006, the Company entered into a satisfactory settlement agreement with the plaintiff in a lawsuit and the case was dismissed with prejudice and a mutual general release of all claims. A one time expense of $42,694 was incurred for related legal fees and settlement cost.

7.   SUBSEQUENT EVENT

     On February 1, 2007, the Company issued 10,000,000 shares of common stock at $0.005 per share for the conversion of the Cornell debenture with an outstanding balance reduction of $50,000.

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

     We charge our customers a monthly fee for using our e-commerce software based on a Software-as-a-Service model. These fees include fixed monthly charges, and variable fees based on the sales volume of our clients' e-commerce websites. Unlike traditional software companies that sell software on a perpetual license where quarterly and annual revenues are quite difficult to predict, our SaaS model spreads the collection of contract revenue over several quarters or years and makes our revenues more predictable for a longer period of time.

     We also licensed our patented mobile messaging technology on an exclusive basis to one licensee, from which we expect to derive royalty revenues. We have generated only minimal revenues from the licensing of that technology to date. To date, almost all of our revenues are generated from Warp 9 e-commerce products and services.

     The quarter ended December 31, 2006 was the highest revenue quarter in the history of the Company. The primary reasons for this revenue increase were: (i) increases in monthly fees due to higher sales volumes by our growing number of e-commerce clients and (ii) more professional services work from clients such as custom marketing campaigns, augmenting website functionality, and custom programming projects. One of the reasons for the increase in monthly fees is because our SaaS pricing model is based in part on the sales volume of our clients' e-commerce websites. Since online retailing revenues are the highest during the holiday shopping season, our revenues for the months of October through December are higher during that period.

     The results of operation for the quarter ended December 31, 2006 are also the first complete quarter of financials which solely reflect the Warp 9 e-commerce products and services operation.

     While the Warp 9 ICS (Internet Commerce System) is our flagship and highest revenue product, we have been developing new products based a proprietary virtual publishing technology that we have developed. These new products will allow for the creation of interactive web versions of paper catalogs and magazines where users can flip through pages with a mouse and click on products or advertisements. These magazines or catalogs will have built-in integration for e-commerce transactions through our ICS product and other transaction based activities. This means that when shoppers click on a product, they are taken to the e-commerce product page where they can add that product to their shopping cart for purchasing. Our beta customers have discovered that order sizes through virtual catalogs are higher than traditional e-commerce websites and resulting in increasing sales demand. We have been selling this solution on a limited basis as a programming service while we refine the product and technology. We believe there are many markets for our virtual catalog and magazine technology and we intend to aggressively market these new products in the near future.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2006 COMPARED TO THE SAME PERIOD IN 2005

     Total revenue for the three-month period ended December 31, 2006 was $903,754 as compared to $518,146 for the three-month period ended December 31, 2005. The 74% increase in revenue was primarily due to (i) the increase in monthly fees from our e-commerce software as a result of a larger customer base that is experiencing higher sales volumes, and (ii) a general increase in professional services from having more customers.

     The cost of revenue for the three-month period ended December 31, 2006 was 23% of gross revenue as compared to 31% of gross revenue for the three-month period ended December 31, 2005. This decrease in cost of revenue is due to the increased sale of higher profit margin products and services.

     Total operating expenses for the three month period ended December 31, 2006 decreased by $83,759 to $569,800 from $653,559 in 2005. The change is primarily due to the virtual elimination of all operating costs relating to the Roaming Messenger business, which was licensed to a third party in September 2006 for operation by it on an exclusive basis.

     Selling, general and administrative expenses for the three month period ended December 31, 2006 was $529,225 as compared to $522,615 for the three month period ended December 31, 2005. While the virtual elimination of all operating costs relating to the Roaming Messenger business tended to reduce our overall selling, general and administrative expense for the three month period ended December 31, 2006, we incurred an approximately $59,000 increase in salaries, bonuses and benefits as well as one time charges of (i) $42,694 related to a settlement of a lawsuit from a former employee, and (ii) $49,858 for bad debt allowances.

     Non-cash selling, general and administrative expenses for the three months ended December 31, 2006 totaled $9,696 for employee stock option expenses.

     Research and development expenses for the three month period ended December 31, 2006 was $0 compared to $106,972 for the three month period ended December 31, 2005. This decrease is due to the elimination of research and development costs relating to the Roaming Messenger business.

     Expense related to depreciation and amortization was $40,575 for the three months ended December 31, 2006 as compared to $23,972 for the prior year.

     Total other income and expense was ($15,146) for the three months ended December 31, 2006 as compared to ($101,017) in the prior year. The difference is primarily due to a $100,000 expense representing the value of the conversion feature of the Cornell convertible debenture in accordance to EITF 00-27 during the three month period ended December 31, 2005.

     For the three months ended December 31, 2006, our consolidated net income was $108,376 as compared to a consolidated net loss of ($395,762) for the three months ended December 31, 2005. We achieved a consolidated net income because of the elimination of costs previously associated with the Roaming Messenger operation, and an increase in holiday season revenues along with a general increase in customers for Warp 9 e-commerce products and services.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2006 COMPARED TO THE SAME PERIOD IN 2005

     Total revenue for the six-month period ended December 31, 2006 was $1,336,430 as compared to $856,072 for the six-month period ended December 31, 2005. The 56% increase in revenue was primarily due to (i) the increase in monthly fees from our e-commerce software as a result of a larger customer base that experienced higher sales volumes, and (ii) a general increase in professional services from having more customers.

     The cost of revenue for the six-month period ended December 31, 2006 was 23% of gross revenue as compared to 31% of gross revenue for the six-month period ended December 31, 2005. This decrease in cost of revenue is due to the increased sale of higher profit margin products and services.

     Total operating expenses for the six month period ended December 31, 2006 decreased by $172,389 to $1,217,988 from $1,390,377 in 2005. The change is primarily due to the virtual elimination of all operating costs relating to the Roaming Messenger business which was licensed to a third party in September 2006 for operation by it on an exclusive basis.

     Selling, general and administrative expenses for the six month period ended December 31, 2006 was $1,030,397 as compared to $1,130,258 for the six month period ended December 31, 2005. While the virtual elimination of all operating costs relating to the Roaming Messenger business tended to reduce our overall selling, general and administrative expense for the six month period ended December 31, 2006, we incurred an approximately $32,000 increase in salaries, bonuses and benefits as well as one time charges of (i) $42,694 relating to a settlement of a lawsuit from a former employee, and (ii) $47,797 for bad debt allowances.

     Non-cash selling, general and administrative expenses for the six months ended December 31, 2006 totaled $40,383 for employee stock option expenses.

     Research and development expenses for the six month period ended December 31, 2006 is $107,377 compared to $212,754 for the six month period ended December 31, 2005. This decrease is due to the elimination of research and development costs relating to the Roaming Messenger business in September 2006.

     Expenses related to depreciation and amortization was $80,214 for the six months ended December 31, 2006 as compared to $47,365 for the prior year.

     Total other income and expense was ($60,101) for the six months ended December 31, 2006 as compared to ($103,883) in the prior year.

     For the six months ended December 31, 2006, our consolidated net loss was ($247,830) as compared to a consolidated net loss of ($904,574) for the six months ended December 31, 2005. The reduction in our consolidated net loss is due to the elimination of costs previously associated with the Roaming Messenger operation, and a general increase in revenue from Warp 9 e-commerce products and services.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash at December 31, 2006 of $245,018 as compared to cash of $387,180 as of June 30, 2006. The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($845,641) at December 31, 2006 as compared to a net working capital deficit of ($848,174) at June 30, 2006. Cash flow utilized by operating activities was ($141,544) for the six months ended December 31, 2006 as compared to cash utilized for operating activities of ($583,124) during the six months ended December 31, 2005. Cash flow used in investing activities was ($11,173) for the six months ended December 31, 2006 as compared to cash used in investing activities of ($26,462) during the six months ended December 31, 2005. Cash flow provided by financing activities was $10,555 for the six months ended December 31, 2006 as compared to cash provided by financing activities of $640,988 for the six months ended December 31, 2005.

     On August 11, 2005, the Company was approved for a $100,000 revolving line of credit from Bank of America at an interest of prime plus 4 percentage points. This line of credit is not secured by assets of the Company. The effective interest rate on the line of credit at December 31, 2006 was 12.25% per annum.

At December 31, 2006, $62,182 was borrowed under this line of credit.

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

     There have been no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On December 21, 2006, the Company entered into a satisfactory settlement agreement with the plaintiff in a lawsuit and the case was dismissed with prejudice and a mutual general release of all claims.

ITEM 2. CHANGES IN SECURITIES

     During the three months ended December 31, 2006, the Company issued 16,286,745 shares of common stock ranging from $0.0046 per share to $0.0078 per share for the conversion of the Cornell debenture with an outstanding balance reduction of $90,000.

     During the three months ended December 31, 2006, the Company granted 14,531,500 stock options to various employees and new members of management at an exercise price of $0.01 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In September 2006, by written consent of the holders of a majority of the outstanding voting shares of the Company, the Company amended its Articles of Incorporation to change its name from Roaming Messenger, Inc. to Warp 9, Inc.

ITEM 5. OTHER INFORMATION

     On October 15, 2006, Jonathan Lei resigned as the Chairman, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of the Company for personal reasons. Mr. Lei has accrued a total of $237,980 in salary on the Company's balance sheet since August 1999. This amount has been audited by the Company's auditors and reported in the Company's Form 10Q-SB and 10K-SB filings. The Company and Mr. Lei have agreed to convert his accrued salary into a promissory note bearing simple interest at a rate of five percent (5%) per annum payable on demand on or before October 31, 2008, in lieu of paying the accrued salary upon Mr. Lei's resignation. The Company has also entered into a one year consulting agreement with Mr. Lei, which can be terminated by either party at any time upon 30 days prior written notice, in order to ease the transition to new management. Pursuant to the terms of the agreement, Mr. Lei will receive $12,500 per month in consideration for providing ongoing strategic planning and advisory services to the Company including, but not limited to, business planning, financial planning, product planning, and management consulting services. The Company's Board of Directors has appointed Louie Ucciferri to replace Jonathan Lei as Chairman of the Board of Directors and has appointed Harinder Dhillon and Kin Ng to fill the vacancies on the Board of Directors created by the resignation of Tom M. Djokovich in February 2006 and the resignation of Jonathan Lei in October 2006. The Company has appointed Harinder Dhillon, the President of the Company's wholly owned subsidiary, as the President and Chief Executive Officer of the Company and Louie Ucciferri, a director of the Company, as the new Corporate Secretary and Acting Chief Financial Officer of the Company.

     On October 25, 2006, the Company's articles of incorporation were amended to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc.

     On November 2, 2006, the Company was approved to trade its common stock under the new symbol WNYN.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         EXHIBIT
           NO.      DESCRIPTION

          3.1       Articles of Incorporation (1)
          3.2       Bylaws (1)
          4.1       Specimen Certificate for Common Stock (1)
          4.2       Non-Qualified Employee Stock Option Plan (2)
          10.1      First   Agreement   and  Plan  of   Reorganization   between
                    Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (3)
          10.2      Second   Agreement  and  Plan  of   Reorganization   between
                    Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (4)
          10.3 Exchange Agreement and Representations for Shareholders of Warp 9, Inc.(3)
          31.1      Section 302 Certification
          32.1      Section 906 Certification
----------------------------


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

(1) Form 8-K, dated October 17, 2006, filed with the SEC reflecting the resignation of Jonathan Lei in all capacities with the Company and appointment of new officers and directors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2007               WARP 9, INC.

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


By:  \s\Louie Ucciferri                            Dated: February 13, 2007
      --------------------------------------
    Louie Ucciferri, Chairman
    Corporate Secretary, Acting
    Chief Financial Officer
    (Principal Financial/accounting Officer)


By:  \s\Harinder Dhillon                           Dated: February 13, 2007
      --------------------------------------
    Harinder Dhillon, President and
    Chief Executive Officer, Director
    (Principal Executive Officer)