Form 10KSB/A
period 2006-06-30
WARP 9, INC.
filed 2007-04-27
CIK 743758

FORM 10-KSB/A
                                 Amendment No. 1


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2006

          For the transition period from July 1, 2005 to June 30, 2006

                         COMMISSION FILE NUMBER 0-13215


                                   WARP 9, INC.
                     FORMERLY KNOWN AS ROAMING MESSENGER, INC.
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

                              GOVERNMENT REGULATION

         We are subject to various federal, state, and local laws affecting medical e-commerce and communication businesses. The Federal Trade Commission and equivalent state agencies regulate advertising and representations made by businesses in the sale of their products, which apply to us. We are also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other mattersapplicable to businesses in general.

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


         The common stock of the Company has a par value of $0.001, and 495,000,000 shares are authorized to be issued. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.


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

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-KSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-lookingstatements that the Company or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

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

         In connection with the purchase agreement, we also entered into a registration rights agreement with Cornell providing for the registration of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants. We were obligated to use our best efforts to cause theregistration statement to be declared effective no later than April 27, 2006, which we accomplished, and to ensure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of thedebentures and exercise of the warrants have been sold.

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


Dated: April 24, 2007                 Warp 9, Inc.
                                     (formerly known as Roaming Messenger, Inc.)



                                      By:  \s\ Harinder Dhillon
                                      ------------------------------------
                                      Harinder Dhillon, President and Chief
                                      Executive Officer, Director
                                     (principal executive officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:  \s\ Harinder Dhillon                          Dated: April 24, 2007
    --------------------------------------
    Harinder Dhillon, President and Chief
    Executive Officer, Director
    (principal executive officer)




By:  \s\ Louie Ucciferri                           Dated: April 24, 2007
    --------------------------------------
    Louie Ucciferri, Chairman, Corporate Secretary,
    Acting Chief Financial Officer
    (principal financial/accounting officer)



By:  \s\ Kin Ng                                    Dated: April 24, 2007
    --------------------------------------
    Kin Ng, Director