Form 10QSB/A
period 2006-12-31
WARP 9, INC.
filed 2007-04-27
CIK 743758

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
                                                                ==============  =============== ===============  ==============



  The accompanying notes are an integral part of these financial statements.
                                        4

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


  The accompanying notes are an integral part of these financial statements.
                                        5

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



By:  \s\ Louie Ucciferri                           Dated: April 24, 2007

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