Form 10QSB
period 2007-03-31
WARP 9, INC.
filed 2007-05-15
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
[ X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended March 31, 2007

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition period from _______________ to ______________

                        FOR QUARTER ENDED MARCH 31, 2007

                         COMMISSION FILE NUMBER 0-13215
                                   -----------

                                  WARP 9, INC.
                           -------------------------
             (Exact name of Registrant as Specified in its Charter)

         NEVADA                                           30-0050402
       -----------                                  ------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

          50 Castilian Dr., Suite 101, Santa Barbara, California 93117
               (Address of principal executive offices) (Zip Code)

                                 (805) 964-3313
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                      NAME OF EACH EXCHANGE ON
  TITLE OF EACH CLASS                                      WHICH REGISTERED
---------------------------                           -------------------------
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

         As of May 11, 2007 the number of shares outstanding of the registrant's only class of common stock was 227,910,128.

         Transitional Small Business Disclosure Format (check one):

                                    Yes                       No     X
                                        --------------          -----------

                                TABLE OF CONTENTS

                                                                                                               PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Balance Sheet as of March 31, 2007 (unaudited).......................................................  3

         Statements of Operations for the Three Months and Nine Months ended March 31, 2007 and 2006 (unaudited).................................................................................  4

         Consolidated Statements of Shareholders' Deficit (unaudited).........................................  5

         Statements of Cash Flows for the Nine Months ended March 31, 2007 and 2006 (unaudited)...............  6

         Notes to Consolidated Financial Statements (unaudited)...............................................  7

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

Item 3   Controls and Procedures.............................................................................. 15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................................................... 15

Item 2.  Changes in Securities................................................................................ 15

Item 3.  Defaults upon Senior Securities...................................................................... 16

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

Item 6.  Exhibits and Reports on Form 8-K..................................................................... 17

Signatures.................................................................................................... 18


PART I.    FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           WARP9, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS
     Cash                                                                $     248,203
     Accounts Receivable, net                                                  346,872
     Prepaid and Other Current Assets                                           31,612
                                                                         --------------
        TOTAL CURRENT ASSETS                                                   626,687
                                                                         --------------

PROPERTY & EQUIPMENT, at cost
     Furniture, Fixtures & Equipment                                            89,485
     Computer Equipment                                                        501,248
     Commerce Server                                                            50,000
     Computer Software                                                           9,476
                                                                         --------------
                                                                               650,209
     Less accumulated depreciation                                            (470,242)
                                                                         --------------
        NET PROPERTY AND EQUIPMENT                                             179,967
                                                                         --------------

OTHER ASSETS
     Lease Deposit                                                               9,749
     Restricted Cash                                                            93,000
     Internet Domain, net                                                        1,276
     Investment-Zingerang                                                       10,000
     Loan Costs                                                                127,292
                                                                         --------------
        TOTAL OTHER ASSETS                                                     241,317
                                                                         --------------

                TOTAL ASSETS                                             $   1,047,971
                                                                         ==============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts Payable                                                    $     195,968
     Credit Cards Payable                                                       57,861
     Accrued expenses                                                          222,578
     Bank Line of Credit                                                        52,916
     Deferred Income                                                             4,000
     Note Payable                                                               16,000
     Customer Deposit                                                           39,325
     Derivative Liability-Debenture                                            488,056
     Capitalized Leases, Current Portion                                        32,161
                                                                         --------------
        TOTAL CURRENT LIABILITIES                                            1,108,865
                                                                         --------------

LONG TERM LIABILITIES
     Note Payable, other                                                       237,981
     Convertible Debenture                                                     895,000
     Beneficial Conversion Feature                                            (174,159)
     Capitalized Leases                                                         38,165
                                                                         --------------
        TOTAL  LONG TERM LIABILITIES                                           996,987
                                                                         --------------

                TOTAL LIABILITIES                                            2,105,852
                                                                         --------------

SHAREHOLDERS' DEFICIT
     Common stock, $0.001 par value;
     495,000,000 authorized shares;
     227,910,128 shares issued and outstanding                                 227,911
     Additional paid in capital                                              6,271,294
     Accumulated deficit                                                    (7,557,086)
                                                                         --------------
        TOTAL SHAREHOLDERS'  DEFICIT                                        (1,057,881)
                                                                         --------------

                TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT              $   1,047,971
                                                                         ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           WARP9, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                 Three Months Ended               Nine Months Ended
                                                           March 31, 2007 March 31, 2006    March 31, 2007 March 31, 2006
                                                           -------------------------------  -------------------------------
REVENUE                                                    $      771,989  $      399,885   $    2,108,419  $    1,255,956

COST OF SERVICES                                                  146,679          85,286          452,850         351,672
                                                           -------------------------------  -------------------------------

GROSS PROFIT                                                      625,310         314,599        1,655,569         904,284

OPERATING EXPENSES
  Selling, general and administrative expenses                    497,015         519,472        1,527,412       1,649,729
  Research and development                                          1,395         106,377          108,772         319,131
  Depreciation and amortization                                    41,680          24,847          121,893          72,212
                                                           -------------------------------  -------------------------------

        TOTAL OPERATING EXPENSES                                  540,090         650,696        1,758,077       2,041,072
                                                           -------------------------------  -------------------------------

INCOME/(LOSS) FROM OPERATIONS BEFORE
 OTHER INCOME (EXPENSES)                                           85,220        (336,097)        (102,508)     (1,136,788)

OTHER INCOME/(EXPENSE)
   Interest Income                                                    957          35,583           26,698          53,327
   Other Income                                                    22,407               -           53,657               -
   Interest Expense                                               (82,179)        (96,270)        (199,271)       (217,897)
                                                           -------------------------------  -------------------------------

        TOTAL OTHER INCOME (EXPENSE)                              (58,815)        (60,687)        (118,916)       (164,570)
                                                           -------------------------------  -------------------------------

INCOME/(LOSS) FROM OPERATIONS BEFORE
 PROVISION FOR TAXES                                               26,405        (396,784)        (221,424)     (1,301,358)

PROVISION FOR INCOME TAXES                                              -          (1,922)               -          (1,922)
                                                           -------------------------------  -------------------------------

NET INCOME/(LOSS)                                                  26,405        (398,706)        (221,424)     (1,303,280)
                                                           ===============================  ===============================


BASIC AND DILUTED LOSS PER SHARE                           $         0.00  $        (0.00)  $        (0.00) $        (0.01)
                                                           ===============================  ===============================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                       216,786,532     186,571,482      207,806,367     184,013,178
                                                           ===============================  ===============================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           WARP9, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                  (Unaudited)

                                                                                              Additional
                                                                                 Common       Paid-in      Accumulated
                                                                   Shares        Stock        Capital      Deficit        Total
                                                               --------------  ----------- ------------- ------------- -------------
Balance, June 30, 2006                                           189,803,146     $189,803   $ 5,886,360   $(7,335,662)  $(1,259,499)

Issuance of common stock in September 2006, note 6
Convertible debenture (unaudited)                                 10,696,641       10,697        84,303             -        95,000

Derivative liability (unaudited)                                           -            -        49,236             -        49,236

Stock issuance cost (unaudited)                                            -            -          (198)            -          (198)

Stock compensation, net (unaudited)                                        -            -        30,688             -        30,688

Issuance of common stock in December 2006, note 6
Convertible debenture (unaudited)                                 16,286,745       16,287        73,713             -        90,000

Derivative liability (unaudited)                                           -            -        48,421             -        48,421

Stock compensation, net (unaudited)                                        -            -         9,695             -         9,695

Stock issuance cost (unaudited)                                            -            -          (298)            -          (298)

Issuance of common stock in March 2007, note 6
Convertible debenture (unaudited)                                 11,123,596       11,124        48,876             -        60,000

Derivative liability (unaudited)                                           -            -        31,042             -        31,042

Stock compensation, net (unaudited)                                        -            -         9,695             -         9,695

Stock issuance cost (unaudited)                                            -            -          (239)            -          (239)

Net Loss for the nine months ended March 31, 2007 (unaudited)              -            -             -      (221,424)     (221,424)
                                                               --------------  ----------- ------------- ------------- -------------

Balance, March 31, 2007 (unaudited)                              227,910,128     $227,911   $ 6,271,294   $(7,557,086)  $(1,057,881)
                                                               ==============  =========== ============= ============= =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           WARP9, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                          March 31,
                                                                                                    2007            2006
                                                                                              --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                              $    (221,424)  $  (1,303,280)
        Adjustment to reconcile net loss to net cash
         used in operating activities
        Depreciation and amortization                                                                71,141          72,355
        Gain on Settlement                                                                                -         (24,000)
        Issuance of common shares and warrants for  services                                           (735)        163,193
        Conversion feature recorded as interest expense                                              86,605         187,500
        Amortization of loan costs                                                                   50,625          10,764
        Cost of stock compensation recognized                                                        50,078               -
        Derivative expense                                                                           17,949               -
         (Increase) Decrease in:
                Accounts receivable                                                                (185,802)          8,434
                Prepaid and other assets                                                             (7,593)        (12,879)
          Increase (Decrease) in:
                Accounts payable                                                                     24,477          13,037
                Accrued expenses                                                                     66,488               -
                Deferred Income                                                                     (57,333)              -
                Other liabilities                                                                   (24,841)         72,299
                                                                                              --------------- ---------------

                NET CASH USED IN OPERATING ACTIVITIES                                              (130,365)       (812,577)
                                                                                              --------------- ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
        Purchase of stock for investment                                                            (10,000)              -
        Purchase of property and equipment                                                           (3,702)        (42,074)
                                                                                              --------------- ---------------
                NET CASH USED IN INVESTING ACTIVITIES                                               (13,702)        (42,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payment on note payable                                                                      (9,000)              -
        Payments on capitalized leases                                                              (38,484)        (40,040)
        Proceeds from line of credit                                                                 52,574          99,658
        Proceeds from convertible debenture                                                               -         590,500
        Proceeds from issuance of common stock, net of cost                                               -         284,784
                                                                                              --------------- ---------------

                NET CASH PROVIDED BY FINANCING ACTIVITIES                                             5,090         934,902
                                                                                              --------------- ---------------

                  NET INCREASE (DECREASE) IN CASH                                                  (138,977)         80,251


CASH, BEGINNING OF PERIOD                                                                           387,180         237,529
                                                                                              --------------- ---------------

CASH, END OF PERIOD                                                                           $     248,203   $     317,780
                                                                                              =============== ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        Interest paid                                                                         $      12,884   $      30,397
                                                                                              =============== ===============
        Taxes paid                                                                            $           -   $       1,922
                                                                                              =============== ===============

SUPPLEMENTAL  SCHEDULE OF  NON-CASH  TRANSACTIONS

     During the nine months ended March 31, 2007, the Company issued  38,107,082 shares of common  stock at a fair  value of  $245,000  for the  convertible debenture.  During the nine months ended March 31, 2006, the Company issued common stock valued at $32,000 for  services,  of which common stock valued at $24,000 was recalled due to a settlement of a law suit.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2007

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K-SB for the year ended June 30, 2006.

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

     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of June 30, 2006. Our financial statements as of and for the nine months ended March 31, 2007 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the nine months ended March 31, 2007, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2007 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to March 31, 2007, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the nine months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, FAS 123R requires forfeitures to be

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2007


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

     STOCK-BASED COMPENSATION (CONTINUED)
     estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the year ended June 30, 2006, we accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the consolidated statement of operations during the nine months ended March 31, 2007 is $50,078.

                                                                   2007         2006
                                                              ------------  ------------
Net loss as reported                                           $ (321,424)   $ (247,830)
Add:  Stock based employee compensation expense
 included in net reported loss, net of related tax effect               -             -

Deduct:  Stock based employee compensation expense
 determined under fair value based method for all awards,
 net of related tax effect                                              -             -
                                                              ------------  ------------

Pro forma net loss                                             $ (321,424)   $ (247,830)
                                                              ============  ============

Basic and diluted pro forma loss per share
      As reported                                              $    (0.00)   $    (0.00)
                                                              ============  ============
      Proforma                                                 $    (0.00)   $    (0.00)
                                                              ============  ============


3.   CAPITAL STOCK

     At March 31, 2007, the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. During the nine months ended March 31, 2007, the Company issued 38,106,982, shares of common stock ranging from $0.0046 per share to $0.0089 per share for the conversion of the debenture with a value of $245,000.

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

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2007


4.   CONVERTIBLE DEBENTURES (Continued)

     Holders of the debentures may convert at any time amounts outstanding under the debentures into shares of our common stock at a conversion price per share equal to the lesser of (i) $0.15 or (ii) 80% of the lowest volume weighted average price of our common stock during the five trading days immediately preceding the conversion date as quoted by Bloomberg, LP. Cornell has agreed not to short any of the shares of Common Stock. EITF 00-19 is applicable to debentures issued by the Company in instances where the number of shares into which a debenture can be converted is not fixed. For example, when a debenture converts at a discount to market based on the stock price on the date of conversion. In such instances, EITF 00-19 requires that the embedded conversion option of the convertible debentures be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under EITF 00-19, the Company records a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company's stock, and a discount representing the imputed interest associated with the beneficial conversion feature. The discount is then amortized over the life of the debentures and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability is charged to additional paid-in capital. For purpose of determing derivative liability, the Company uses Black Scholes modeling for computing historic volatility.

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

     The debentures mature on the third anniversary of the date of issuance, and the Company is not required to make any payments until the maturity dates. Interest is accrued at 10% per annum on the principal balance outstanding. At March 31, 2007, the outstanding balance of the debentures was $895,000 and the interest accrued was $117,240.

5.   SUBSEQUENT EVENTS

     During the month of April 2007, the Company terminated its license agreement with Zingerang, Inc. which required Zingerang to pay royalties for the use of certain technology licensed from the Company. As a result of the cancellation of this agreement the Company wrote off a $50,000 receivable balance that was due to the Company under the terms of the agreement. This write off has been reflected in the accompanying financial statements.

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

                  (i)      insufficient revenues to cover operating costs;

                  (j)      failure  to  re-license  or  otherwise   successfully
                           commercialize the Roaming Messenger technology.

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

CURRENT OVERVIEW

         Warp 9 is a provider of e-commerce software platforms and services for the catalog and retail industry. Our suite of software platforms are designed to help multi-channel retailers maximize the Internet channel by applying our technologies for online catalogs, e-mail marketing campaigns, and interactive visual merchandising. Offered as an outsourced and fully managed Software-as-a-Service ("SaaS") model, our products allow customers to focus on their core business, rather than technical implementations and software and hardware architecture, design, and maintenance. We also offer professional services to our clients which include online catalog design, merchandizing and optimization, order management, e-mail marketing campaign development, integration to third party payment processing and fulfillment systems, analytics, custom reporting and strategic consultation.

         Our products and services allow our clients to lower costs and focus on promoting and marketing their brand, product line and website while leveraging the investments we have made in technology and infrastructure to operate a dynamic online internet presence.

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

         To date, almost all of our revenues are generated from Warp 9 e-commerce products and services. However, we also licensed our patented mobile messaging technology on an exclusive basis to one licensee, which was terminated effective April 2, 2007. The Company has re-acquired the entire Roaming Messenger technology, but does not in the foreseeable future plan to restart the Roaming Messenger business. Instead, the Company currently plans to re-license the Roaming Messenger technology to a new licensee yet to be identified. There is no assurance that the Company will be able to find a new licensing candidate or license the Roaming Messenger technology on terms satisfactory to it or at all.

         The quarter ended March 31, 2007 was the second highest revenue quarter in the history of the Company. The primary reasons for this revenue increase were: (i) increases in monthly fees due to higher sales volumes by our growing number of e-commerce clients and (ii) more professional services work from clients such as custom marketing campaigns, augmenting website functionality, and custom programming projects. One of the reasons for the increase in monthly fees is because our SaaS pricing model is based in part on the sales volume of our clients' e-commerce websites.

         The results of operation for the quarter ended March 31, 2007 are the second complete quarter of financials which solely reflect the Warp 9 e-commerce products and services operation.

         While the Warp 9 Internet Commerce System (ICS) is our flagship and highest revenue product, we have been developing and deploying new products based a proprietary virtual publishing technology that we have developed. These new products will allow for the creation of interactive web versions of paper catalogs and magazines where users can flip through pages with a mouse and click on products or advertisements. These magazines or catalogs will have built-in integration for e-commerce transactions through our ICS product and other transaction based activities. This means that when shoppers click on a product, they are taken to the e-commerce product page where they can add that product to their shopping cart for purchasing. Clients utilizing this technology have discovered when exposing consumers to the virtual catalogs, a higher average order size and significant increase in rate of conversion result. We have been selling this solution on a limited basis as a professional service while we refine the product and technology. We believe there are many markets for our virtual catalog and magazine technology and we intend to market test these new products in the near future.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007 COMPARED TO THE SAME PERIOD IN 2006

         Total revenue for the three-month period ending March 31, 2007 was $771,989, representing an increase of 93% from the three-month period ending March 31, 2006 of $399,885. The 93% increase in revenue was primarily due to (1) the increase in monthly fees from our e-commerce software as a result of a larger customer base that is experiencing higher sales volumes, and (ii) a general increase in professional services from having more customers.

         The cost of revenue for the three-month period ending March 31, 2007 was 19% as compared to 21% for the three-month period ending March 31, 2006. The decrease in the cost of revenue is a result of the increased sales of higher margin Warp 9 e-commerce software products and services.

         Total operating expenses were $540,090 for the three months ended March 31, 2007 as compared to $650,696 for the three months ended March 31, 2006. The change is primarily due to the virtual elimination of all operating costs relating to the Roaming Messenger business, which was licensed to a third party in September 2006 for operation by it on an exclusive basis. The Company terminated the exclusive licensing agreement and re-acquired the Roaming Messenger technology, but does not intend to restart the Roaming Messenger business. Instead, it intends to seek another licensing candidate.

         Selling, general and administrative expenses for the three month period ended March 31, 2007 was $497,015 as compared to $519,472 for the three month period ended March 31, 2006.

         Non-cash selling, general and administrative expenses for the three months ended March 31, 2007 totaled $9,696 for employee stock option expenses.

         Research and development expenses for the three month period ended March 31, 2007 was $1,395 compared to $106,377 for the three month period ended March 31, 2006. This decrease is due to the elimination of research and development costs relating to the Roaming Messenger business.

         Expense related to depreciation and amortization was $41,680 for the three months ended March 31, 2007 as compared to $24,847 for the prior year.

         Total other income and expense was ($58,815) for the three months ended March 31, 2007, as compared to ($60,687) for the three months ended March 31, 2006.

         For the three months ended March 31, 2007, the Company's consolidated net income was $26,405 as compared to a consolidated net loss of ($398,706) for the three months ended March 31, 2006. We achieved a consolidated net income because of the elimination of costs previously associated with the Roaming Messenger operation, and a general increase in customers for Warp 9 e-commerce products and services.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2007 COMPARED TO THE SAME PERIOD IN 2006

         Total revenue for the nine-month period ending March 31, 2007 was $2,108,419, representing an increased of 60% from the nine-month period ending March 31, 2006 which was $1,255,956. The 60% increase in revenue was primarily due to (i) the increase in monthly fees from our e-commerce software as a result of a larger customer base that experienced higher sales volumes, and (ii) a general increase in professional services from having more customers.

         The cost of revenue for the nine-month period ending March 31, 2007 was 21% as compared to 28% for the nine-month period ending March 31, 2006. The decrease in the cost of revenue is a result of the increased sales of higher margin Warp 9 e-commerce software products and services.

         Total operating expenses were $1,758,077 for the nine months ended March 31, 2007 as compared to $2,041,072 for the nine months ended March 31, 2006. The change is primarily due to the virtual elimination of all operating costs relating to the Roaming Messenger business which was licensed to a third party in September 2006 for operation by it on an exclusive basis. The Company terminated the exclusive licensing agreement and re-acquired the Roaming Messenger technology, but does not intend to restart the Roaming Messenger business. Instead, it intends to seek another licensing candidate.

         Selling, general and administrative expenses for the nine month period ended March 31, 2007 was $1,527,412 as compared to $1,649,729 for the nine month period ended March 31, 2006. The difference is primarily due to a decrease in expense in stock compensation relating to the Roaming Messenger business.

         Non-cash selling, general and administrative expenses for the nine months ended March 31, 2007 totaled $50,078 for employee stock option expenses.

         Research and development expenses for the nine month period ended March 31, 2007 is $108,772 compared to $319,131 for the nine month period ended March 31, 2006. This decrease is due to the elimination of research and development costs relating to the Roaming Messenger business in September 2006.

         Expenses related to depreciation and amortization was $121,893 for the nine months ended March 31, 2007 as compared to $72,212 for the prior year.

         Total other income and expense was ($118,916) for the nine months ended March 31, 2007, as compared to ($164,570) for the nine months ended March 31, 2006. The decrease is the result a $17,950 charge for the conversion feature, in accordance with EITF-98-5, of the convertible debentures with Cornell Capital, a reduction of interest expense by $40,895, and an income increase of $27,017 from the sub-lease of office facilities.

         For the nine months ended March 31, 2007, the Company's consolidated net loss was ($221,424) as compared to a consolidated net loss of ($1,303,280) for the nine months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash at March 31, 2007 of $248,203 as compared to cash of $387,180 as of March 31, 2006. The Company had net working capital deficit (i.e. the difference between current assets and current liabilities) of ($482,178) at March 31, 2007 as compared to a net working capital deficit of ($403,985) at March 31, 2006. Cash flow utilized by operating activities was ($368,346) for the nine months ended March 31, 2007 as compared to cash utilized for operating activities of ($812,577) during the nine months ended March 31, 2006. Cash flow used in investing activities was ($13,702) for the nine months ended March 31, 2007 as compared to cash used in investing activities of ($42,074) during the nine months ended March 31, 2006. Cash flow provided by financing activities was $243,071 for the nine months ended March 31, 2007 as compared to cash provided by financing activities of $934,902 for the nine months ended March 31, 2006.

         On August 11, 2005, the Company was approved for a $100,000 revolving line of credit from Bank of America at an interest of prime plus 4 percentage points. This line of credit is not secured by assets of the Company. The effective interest rate on the line of credit at March 31, 2007 was 12.25% per annum. At March 31, 2007, $57,319 was borrowed under this line of credit.

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

         The Company's Board of Directors adopted Internal Controls Policies and Procedures that included Internal Controls Accounting Policy and Procedures, Approval Authority Limits and Check Signing Authority Policy effective January 1, 2007 in accordance with Sarbanes Oxley.

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.


ITEM 2. CHANGES IN SECURITIES

         During the three months ended March 31, 2007, the Company issued 11,123,596 shares of common stock ranging from $0.0050 per share to $0.0089 per share for the conversion of the Cornell debenture with an outstanding balance reduction of $60,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. OTHER INFORMATION

         Effective as of April 2, 2007, the Company terminated its Exclusive Technology License Agreement (the "License Agreement") with Zingerang, Inc., a Nevada corporation ("Zingerang") pursuant to which the Company had previously granted an exclusive (including to the exclusion of the Company), worldwide, sub-licensable, transferable, royalty-bearing right and license to make, have made, import, use, offer for sale, sell, reproduce, distribute, display, perform or otherwise exploit the Company's Roaming Messenger(R) technology, Roaming
Messenger(R) and eCapsule(R) trademarks, and patent application numbers 20060165030, 20060123396, and 20030110097 (collectively, the "Roaming Messenger
Technology") for a period of ten years. Pursuant to the Termination and Assignment between the Company and Zingerang, Zingerang assigned back to the Company all of the Roaming Messenger Technology in consideration for the Company waiving payment of a $50,000 licensing fee owed by Zingerang to the Company. Zingerang assigned all of its right, title and interest in and to the Roaming Messenger Technology back to the Company, including all copyrights and patent rights throughout the world. The Company accepted the assignment and will explore its options to re-license the Roaming Messenger Technology to a new licensee.

         In April 2007, the Company agreed to sell back to Zingerang 35,000,000 of the 40,000,000 shares of the common stock of Zingerang owned by it for a sale price of $0.00025 per share, representing a total sale price of $8,750. Pursuant to its original stock purchase agreement with Zingerang, the Company agreed that it would not sell or offer to sell any unregistered shares of Zingerang's common stock until a date two (2) years after a Registration Statement on Form SB-2 is filed by Zingerang and declared effective by the Securities and Exchange Commission (the "Lock-up Term"). Upon the expiration of the Lock-up Term, the Company will be entitled to piggyback registration rights.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         EXHIBIT  DESCRIPTION
         -------  --------------------------------------------------------------
         3.1      Articles of Incorporation (1)
         3.2      Bylaws (1)
         4.1      Specimen Certificate for Common Stock (1)
         4.2      Non-Qualified Employee Stock Option Plan (2)
         10.1 First Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (3)
         10.2 Second Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (4)
         10.3 Exchange Agreement and Representations for Shareholders of Warp 9, Inc.(3)
         10.4     Termination and Assignment (5)
         31.1     Section 302 Certification
         32.1     Section 906 Certification
--------------------------

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

         (5) Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated May 7, 2007.

(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

         (1) Form 8-K Report filed with the Securities and Exchange Commission on May 7, 2007 regarding the termination of the license agreement with Zingerang, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2007                    WARP 9, INC.

                                       By:  \s\ Harinder Dhillon
                                       -----------------------------------------
                                       Harinder Dhillon, Chief Executive Officer
                                       and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ Louie Ucciferri                                Dated: May 15, 2007
      --------------------------------------
     Louie Ucciferri, Chairman Corporate Secretary, Acting Chief
     Financial Officer (Principal Financial / Accounting Officer)



By:  \s\ Harinder Dhillon                               Dated: May 15, 2007
      --------------------------------------
     Harinder Dhillon, Chief Executive Officer and President
     (Principal Executive Officer)