Form 10QSB/A
period 2007-03-31
WARP 9, INC.
filed 2007-05-22
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended March 31, 2007

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                      NAME OF EACH EXCHANGE ON
  TITLE OF EACH CLASS                                      WHICH REGISTERED
------------------------                              ------------------------
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
                                                                         ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       -3-

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
                                                           ===============================  ===============================

               Theaccompanying notes are an integral part of these
                       consolidated financial statements.

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
                                                               ==============  =========== ============= ============= =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       -5-

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

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       -6-

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

         31.1     Section 302 Certification
         31.2     Section 302 Certification
         32.1     Section 906 Certification
         32.2     Section 906 Certification

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


Dated: May 21, 2007                    WARP 9, INC.


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



By:  \s\ Louie Ucciferri                                Dated: May 21, 2007
      --------------------------------------

     Louie Ucciferri, Chairman, Corporate
     Secretary, Acting Chief Financial Officer
    (Principal Financial / Accounting Officer)



By:  \s\ Harinder Dhillon                               Dated: May 21, 2007
      --------------------------------------

     Harinder Dhillon, Chief Executive Officer and President (Principal Executive Officer)