Form 10KSB
period 2007-06-30
WARP 9, INC.
filed 2007-10-04
CIK 743758

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2007

                         COMMISSION FILE NUMBER 0-13215

                                  WARP 9, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)


         NEVADA                                          30-0050402
  --------------------                               ------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


           50 Castilian Dr. Suite 101, Santa Barbara, California 93117
                 ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 964-3313
                               ------------------
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                      NAME OF EACH EXCHANGE ON
  TITLE OF EACH CLASS                                     WHICH REGISTERED
------------------------                             --------------------------
     COMMON STOCK                                                OTC


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,510,681 as of September 25, 2007 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

         There were 245,282,938 shares outstanding of the registrant's Common Stock as of September 25, 2007.

                                TABLE OF CONTENTS

10KSB
PART I....................................................................   1
ITEM 1....................................................................   1
ITEM 2....................................................................   7
ITEM 3....................................................................   7
ITEM 4....................................................................   7
PART II...................................................................   8
ITEM 5....................................................................   8
ITEM 6....................................................................   9
ITEM 7....................................................................  14
ITEM 8....................................................................  33
ITEM 8A...................................................................  33
PART III..................................................................  34
ITEM 9....................................................................  34
ITEM 10...................................................................  36
ITEM 11...................................................................  39
ITEM 12...................................................................  39
ITEM 13...................................................................  39
ITEM 14...................................................................  41
SIGNATURES................................................................  42
CERTIFICATIONS............................................................  43


PART I

ITEM 1. BUSINESS

COMPANY HISTORY
---------------

         Warp 9, Inc. (the "Company") is a Nevada corporation formerly known as Roaming Messenger, Inc., formerly known as Latinocare Management Corporation ("LMC"). On August 24, 2006, the Company's board of directors and majority shareholders voted to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc. to reflect a new strategic plan of focusing primarily on the business of the Company's wholly owned subsidiary, Warp 9, Inc., a Delaware corporation that is an e-commerce Software-as-a-Service provider.

GENERAL
-------

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

         In September 2006, we ceased our Roaming Messenger business and reduced our staff significantly in order to focus on our Warp 9 business. At that time we temporarily licensed our Roaming Messenger technology and related business to another company, but the license agreement was subsequently terminated and all of the technology and related business was assigned back to us. Accordingly, we currently own the Roaming Messenger technology and related business but have not yet made a decision regarding whether or when we will restart that business, seek a joint venture partner for it, or license it to a third party. As a result of the termination of the prior license agreement, our ownership of the Roaming Messenger technology and business was restored, and we retained 5,000,000 shares of the licensee's common stock. The prior licensee is Carbon Sciences, Inc.

         We have generated only minimal revenues from the licensing of Roaming Messenger technology, and earned minimal revenues from that technology when we operated the business before the exclusive license. To date, almost all of our revenues are generated from Warp 9 e-commerce products and services.

INDUSTRY OVERVIEW
-----------------

GROWTH OF THE INTERNET AND E-COMMERCE

         Online retailing and e-commerce sales continue to grow. The U.S. Commerce Department reported that e-commerce sales in the fourth quarter of 2006 rose 24.6% compared to the fourth quarter of 2005, continuing a series of strong quarterly growth reports. According to the 2007 State of Retailing Online report from Forrester Research, online sales will rise 18 percent to $259.1 billion this year alone, representing an increase of 159% from just 4 years ago.
According to the report, Americans last year spent more online on apparel, accessories, and footwear than they did on computers for the first time ever. This year 10 percent of all clothing sales are expected to occur online.

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

OPPORTUNITIES FOR OUTSOURCED E-COMMERCE

         We believe there are advantages to outsourced e-commerce that will continue to make solutions like those of Warp 9 an attractive alternative to building and maintaining this capability in-house. These advantages include: (i) eliminating the substantial up-front and ongoing costs of computer hardware, network infrastructure and specialized application software and personnel; (ii) reducing the time it takes to get online stores live and productive; (iii) shifting the ongoing technology, financial, regulatory and compliance risks to a proven service provider; (iv) leveraging the expertise of an e-commerce service provider to accelerate growth of an online business; and (v) allowing businesses to focus on their specific core competencies.

TECHNOLOGY PRODUCTS
-------------------

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

PROFESSIONAL SERVICES
---------------------

         Our customers are not technology companies and have varying internal expertise in the areas of e-commerce, online marketing and web technologies. To provide a complete solution to our customers, we also offer professional services to help our customers maximize the use of our technology or other online e-commerce technologies. Professional services include but not limited to e-commerce web page template development, e-mail campaign content creation, custom system configuration, graphics design, management of online marketing programs, and integration to backend business systems.

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

ADVANCED REPORTING AND ANALYTICS

         Warp 9 ICS captures a great deal of information about sales and visitor activities in its database. We provide our clients access to a collection of standard and customizable reports as well as create any report they need for their individual business making decisions. For example, we can create custom reports to help our clients analyze the average orders size of one design versus and another. This enables our clients to track and analyze sales, products, transactions and customer behavior to further refine their market strategies to increase sales.

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

REVENUE MODEL
-------------

         We charge our customers a monthly fee, based on term contracts, to use the Warp 9 ICS and Warp 9 EMS products under a Software-as-a-Service ("SaaS") model. Unlike traditional software companies that sell software on a perpetual license where quarterly and annual revenues are very difficult to predict, our SaaS model spreads the collection of contracts over several quarters or years and makes our revenues more predictable for a longer period of time.

         The Company also generates revenue by offering professional web production, graphic design, marketing, and other consulting services to support Warp 9 products and generally to aid in the operations of our customers' e-commerce activities.

BENEFITS TO CLIENTS
-------------------

         Our complete solution of providing robust technology along with complementary professional services delivers many benefits to our customers which help drive our continual growth.

REDUCED TOTAL COST OF OWNERSHIP AND RISK

         Utilizing our technology and services, businesses can dramatically reduce or eliminate upfront and ongoing hardware, software, maintenance and support costs associated with developing, customizing, deploying and upgrading an in-house e-commerce solution. They can have a global e-commerce presence without assuming the costs and risks of developing it themselves and takeimmediate advantage of the investments we continually make in our e-commerce systems and associated services. Our ongoing investment in the latest technologies and e-commerce functionality helps ensure that our clients maintain pace with industry advances.

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

DEPLOYMENT SPEED

         Businesses can reduce the time required to develop an e-commerce presence by utilizing our outsourced business model. Typically, a new client can have an online store live much more quickly than if they decided to build, test and deploy the e-commerce capability in-house. Once they are operational on our platform, most clients can utilize our remote control toolset to make real-time changes to their online store, allowing them to address issues and take advantage of opportunities without technical assistance.

FOCUS ON CORE COMPETENCY

         By utilizing our outsourced e-commerce model, businesses can focus ondeveloping, marketing and selling their products rather than devoting time and resources to building and maintaining an e-commerce infrastructure. Management can focus their time on their core business while ensuring they have access to the latest technologies, tools and expertise for running a successful e-commerce operation.

SALES AND MARKETING
-------------------

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

         A great deal of our new customers comes from word-of-mouth referrals to due to the fact that Warp 9 has been in the industry for a number of years with strong references and proven track record. Prospective clients quite often look for us at tradeshows to learn more about Warp 9 based on the recommendations of our existing customers. Word-of-mouth referrals have been very valuable to us and we intend to continue nurturing our customer and industry relationship to maximize these referrals.

         While our success to date has been from direct sales efforts, we intend to explore a channel partner strategy to expand our customer base quickly in the fiscal quarters to come. Prospective channel partners include consultants and designers in the catalog industry, as well as backend order fulfillment systems providers. With the growing maturity of multi-channel e-commerce strategies, many of the robust backend systems providers are looking for robust front-end e-commerce system, like Warp 9 ICS, to deliver a fully integrated online/offline solution to their clients.

COMPETITION
-----------

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

PATENTS AND PATENT APPLICATIONS
-------------------------------

Our intellectual property portfolio consists of the following patent and patent applications, which primarily relate to the Roaming Messenger technology:

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

GOVERNMENT REGULATION
---------------------

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

EMPLOYEES
---------

         As of June 30, 2007, we had thirteen full time employees, four of whom are employed in administrative, marketing, and sales positions, and nine technical employees employed in research, development, and technical product maintenance positions.

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

SEASONALITY
-----------

         We do not anticipate that our business will be substantially affected by seasonality.

TRADEMARKS
----------

         We have registered trademarks for Roaming Messenger(R), eCapsule(R), and Warp 9(R).

ITEM 2. PROPERTIES

         The Company currently leases approximately 8,605 square feet of office space at 50 Castilian Dr., Suite 101, Santa Barbara, California 93117 for approximately $10,628 per month, pursuant to a six year lease agreement with rent commencing on October 1, 2004.

         The Company has vacated its old office space of approximately 3,650 square feet located at 6144 Calle Real, Suite 200 Santa Barbara, California 93117 which it had subleased for the remainder of the lease until March 2007.


ITEM 3. LEGAL PROCEEDINGS

         The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company's business or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On of August 24, 2006, holders of 106,074,025 shares of the Company's common stock, or approximately 52.9% of the total issued and outstanding common stock of the Company, voted to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc., by amending the Company's articles of incorporation. The Board of Directors of the Company voted unanimously to implement this shareholder action.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the OTC Bulletin Board Market under the symbol "WNYN." The range of high and low bid quotations for each fiscal quarter within the last three fiscal years was as follows:

                     Year Ended June 30, 2007             HIGH            LOW
                                                          ----            ---

       First Quarter ended September 30, 2006             $0.02           $0.01
       Second Quarter ended December 31, 2006             $0.03           $0.01
       Third Quarter ended March 31, 2007                 $0.03           $0.01
       Fourth Quarter ended June 30, 2007                 $0.03           $0.02

                     Year Ended June 30, 2006             HIGH            LOW
                                                          ----            ---

       First Quarter ended September 30, 2005             $0.19           $0.09
       Second Quarter ended December 31, 2005             $0.15           $0.07
       Third Quarter ended March 31, 2006                 $0.09           $0.05
       Fourth Quarter ended June 30, 2006                 $0.06           $0.02

                     Year Ended June 30, 2005             HIGH            LOW
                                                          ----            ---

       First Quarter ended September 30, 2004             $0.68           $0.04
       Second Quarter ended December 31, 2004             $0.75           $0.25
       Third Quarter ended March 31, 2005                 $0.31           $0.19
       Fourth Quarter ended June 30, 2005                 $0.26           $0.11


--------------------------

         The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

         The common stock of Warp 9, Inc. has a par value of $0.001, and 495,000,000 shares are authorized to be issued. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

         As of June 30, 2007, there were approximately 319 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts which are unknown. As of June 30 2007, there were approximately 227,910,128 shares of common stock outstanding on record.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

         Effective July 10, 2003, the Company adopted the Warp 9, Inc. 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "Plan") authorizing the issuance of up to 25,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 25,000,000 stock options. The Plan has been approved by the holders of the outstanding shares of the Company. The following table sets forth certain information regarding the Plan as of June 30, 2007:

                                                                                            NUMBER OF SECURITIES
                             NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE EXERCISE      REMAINING AVAILABLE FOR
                               ISSUED UPON EXERCISE OF     PRICE OF OUTSTANDING STOCK   FUTURE ISSUANCE UNDER EQUITY
                              OUTSTANDING STOCK OPTIONS              OPTIONS                 COMPENSATION PLANS
                             --------------------------    --------------------------   ----------------------------
Equity compensation plans             3,299,198                       $0.02                      22,225,000
approved by security
holders


         During the quarter ended September 30, 2006, the Company issued 10,696,641 shares of common stock ranging from $0.0088 per share to $0.0092 per share to Cornell Capital Partners, LLP for the conversion of $95,000 of principal balance of the $1,200,000 debenture issued to Cornell in December 2005. The shares were issued in a transaction exempt under Regulation D.

         During the quarter ended December 31, 2006, the Company issued 16,286,745 shares of common stock ranging from $0.0046 per share to $0.0078 per share to Cornell Capital Partners, LLP for the conversion of $90,000 of principal balance of the $1,200,000 debenture issued to Cornell in December 2005. The shares were issued in a transaction exempt under Regulation D.

         During the quarter ended March 31, 2007, the Company issued 11,123,596 shares of common stock ranging from $0.005 per share to $0.0089 per share to Cornell Capital Partners, LLP for the conversion of $60,000 of principal balance of the $1,200,000 debenture issued to Cornell in December 2005. The shares were issued in a transaction exempt under Regulation D.

         During the quarter ended June 30, 2007, the Company did not issue any shares of common stock to Cornell Capital Partners, LLP towards the repayment of the outstanding principal balance of the debenture issued to Cornell in December 2005.

         During the period from July 1, 2007 until September 27, 2007, the Company issued 17,372,810 shares of common stock to Cornell Capital Partners, LLP, reducing the principal balance of its debenture by $190,000 to $705,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS
---------------------

         This Form 10-KSB contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about Warp 9 Inc.'s financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-KSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-KSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

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

CURRENT OVERVIEW
----------------

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

         While the Warp 9 Internet Commerce System (ICS) is our flagship and highest revenue product, we have been developing and deploying new products based on a proprietary virtual publishing technology that we have developed. These new products will allow for the creation of interactive web versions of paper catalogs ("VCS")and magazines ("VMS") where users can flip through pages with a mouse and click on products or advertisements. These magazines or catalogs will have built-in integration for e-commerce transactions through our ICS product and other transaction based activities. For catalogs, this means that when shoppers click on a product, they are taken to the e-commerce product page where they can add that product to their shopping cart for purchase. In the case of magazines, when shoppers click on an advertisement, they are taken either to a page on the magazine publisher's site or directly to an advertiser's site where a transaction can take place - while retaining a path back to the magazine. Generally, publishers utilizing this technology are able to extend the life of a print property, broaden distribution of the published material,
                                      -10-
increase the number of customer touch-points, and create greater engagement with their customers. Catalogers utilizing this technology have discovered that when exposing consumers to the virtual catalogs the results are a higher average order size and a significant increase rate of conversion. Management believes that as a result of the VCS and VMS service, magazine publishers are able to add distinct and measurable value to advertisers and create additional revenue opportunities. We have been selling this solution on a limited basis as a professional service while we refine the product and technology. We believe there are many markets for our virtual catalog and magazine technology and we intend to test market these new products in greater distribution in the near future.

         The results of operation for the fiscal year ending June 30, 2007 reflect three complete quarters of the Company focusing exclusively on the Warp 9 e-commerce products and services, and one quarter of mixed financials results (i.e. the fiscal quarter ending September 30, 2006 reflects both the Warp 9 and Roaming Messenger operations).

         Over half of the Company's revenues are from the ICS product which continues to be a growing product. During the fiscal year ending June 30, 2007, the ICS product accounted for 43% of gross revenue. The monthly subscription fee for Warp 9 ICS is generally variable with the growth of a client's online revenues. Therefore, when our customers sell more online, our revenues and profit margin increase without dramatic increase in costs. EMS is a smaller revenue-generating product and usually sold to customers already subscribing to the ICS product. During the fiscal year ending June 30, 2007, the EMS product accounted for 4% of gross revenue. VCS and VMS are newer products and are currently only being sold on a limited basis while they are further developed. During the fiscal year ending June 30, 2007, VMS and VCS sales accounted for 3% of gross revenue. During the fiscal year ending June 30, 2007, the professional services accounted for 28% of gross revenue and other products and services accounted for 22% of gross revenue.

CRITICAL ACCOUNTING POLICIES
----------------------------

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
----------------------------------------------------------------

REVENUE

         Total revenue for the twelve month period ended June 30, 2007 increased by $979,324 to $2,737,009 from $1,757,685 in the prior year an increase of 54%. Revenue was derived principally from our Warp 9 Inc. subsidiary. The increase in revenue was the result of an increase in new Warp 9 SaaS clients, related professional services and reselling of third party online marketing services.

COST OF REVENUE

         The cost of revenue for the twelve month period ended June 30, 2007, increase by $78,296 to $519,485 as compared to $441,189 for the twelve month period ended June 30, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses decreased by ($918,838) during the twelve months ended June 30, 2007 to $2,007,051 as compared to $2,925,889 for the twelve month period ended June 30, 2006. The decreases in SG&A expenses were primarily due to the discontinued Roaming Messenger operations.

RESEARCH AND DEVELOPMENT

         Research and development expenses decreased by ($315,624) during the twelve months ended June 30, 2007 to $111,412 as compared to $427,036 for the twelve months ended June 30, 2006. The decrease in R&D was due primarily to the discontinued Roaming Messenger operations.

NET LOSS

         For the twelve months ended June 30, 2007, our consolidated net loss was ($13,533) as compared to a consolidated net loss of ($2,164,352) for the twelve months ended June 30, 2006. This decrease in Net Loss was a result of reduction of expenses associated with the Roaming Messenger operations and an increase in sales of the Warp 9 product line.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         We had cash at June 30, 2006 of $431,841 as compared to cash of $387,180 as of June 30, 2006. We had a net working deficit (i.e. the difference between current assets and current liabilities) of $(80,342) at June 30, 2007 as compared to a net working deficit of ($249,369) at June 30, 2006.

         Cash flow provided by operating activities was $103,228 for the year ended June 30, 2007 as compared to cash flow used by operating activities was ($1,038,374) for the year ended June 30, 2006.

          Cash flow used in investing activities was $(4,952) for the year ended June 30, 2007 as compared to ($61,143) during the year ended June 30, 2006.

         Cash flow used by financing activities was $(53,615) for the year ended June 30, 2007 as compared to cash provided by financing activities of $1,249,168 during the year ended June 30, 2006.

         For the twelve months ended, June 30, 2007, our capital needs have primarily been met from positive cash-flow.

         While we expect our capital needs in the foreseeable future to be met by cash-on-hand and positive cash flow, there is no assurance that the Company will have sufficient capital to finance its growth and business operations, or that such capital will be available on terms that are favorable to the Company or at all.

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

OFF-BALANCE SHEET ARRANGEMENTS

         None.

ITEM 7. FINANCIAL STATEMENTS OF ROAMING MESSENGER, INC.


                             ROAMING MESSENGER, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS









                                                                            PAGE


Report of Independent Registered Public Accounting Firm ..................    15

Consolidated Balance Sheets...............................................    16

Consolidated Statements of Operations.....................................    17

Consolidated Statements of Shareholders' Deficit..........................    18

Consolidated Statements of Cash Flows ....................................    19

Notes to Consolidated Financial Statements ............................... 20-32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Warp 9, Inc.
Santa Barbara, California

We have audited the consolidated balance sheet of Warp 9, Inc. and subsidiary as of June 30, 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warp 9, Inc. and subsidiary as of June 30, 2007, and the results of their operations and their cash flows for the years ended June 30, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and recurring negative cash flows from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP
------------------------------------
HJ Associates & Consultants, LLP
Salt Lake City, Utah
September 27, 2007

                           WARP9, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2007

                                     ASSETS
CURRENT ASSETS
     Cash                                                                $     431,841
     Accounts Receivable, net                                                  226,230
     Prepaid and Other Current Assets                                            8,080
                                                                         --------------
        TOTAL CURRENT ASSETS                                                   666,151
                                                                         --------------

PROPERTY & EQUIPMENT, at cost
     Furniture, Fixtures & Equipment                                            89,485
     Computer Equipment                                                        501,248
     Commerce Server                                                            50,000
     Computer Software                                                           9,476
                                                                         --------------
                                                                               650,209
    Less accumulated depreciation                                             (490,211)
                                                                         --------------
        NET PROPERTY AND EQUIPMENT                                             159,998
                                                                         --------------

OTHER ASSETS
    Lease Deposit                                                                9,749
    Restricted Cash                                                             93,000
    Internet Domain, net                                                         1,233
    Investment-Carbon Science                                                    1,250
    Loan Costs                                                                  75,151
                                                                         --------------
        TOTAL OTHER ASSETS                                                     180,383
                                                                         --------------

                TOTAL ASSETS                                             $   1,006,532
                                                                         ==============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts Payable                                                     $      38,363
    Credit Cards Payable                                                        11,585
    Accrued Expenses                                                           221,275
    Bank Line of Credit                                                         42,916
    Note Payable                                                                13,000
    Customer Deposit                                                            39,324
    Derivative Liability-Debenture                                             348,295
    Capitalized Leases, Current Portion                                         31,735
                                                                         --------------
        TOTAL CURRENT LIABILITIES                                              746,493
                                                                         --------------

LONG TERM LIABILITIES
    Note payable, Other                                                        200,481
    Note payable, C.Smith                                                      154,429
    Convertible Debenture                                                      895,000
    Beneficial Conversion Feature                                             (151,412)
    Capitalized Leases                                                          31,320
                                                                         --------------
        TOTAL  LONG TERM LIABILITIES                                         1,129,818
                                                                         --------------

                TOTAL LIABILITIES                                            1,876,311
                                                                         --------------

SHAREHOLDERS' DEFICIT
    Common Stock, $0.001 Par Value;
    495,000,000 Authorized Shares;
    227,910,128 Shares Issued and Outstanding                                  227,910
    Additional Paid In Capital                                               6,251,506
    Accumulated Deficit                                                     (7,349,195)
                                                                         --------------
        TOTAL SHAREHOLDERS'  DEFICIT                                          (869,779)
                                                                         --------------

                TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT              $   1,006,532
                                                                         ==============

   The accompanying notes are an integral part of these financial statements

                           WARP9, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      ---------------------------------
                                                                                Years Ended
                                                                       June 30, 2007    June 30, 2006
                                                                      ---------------- ----------------
REVENUE                                                               $     2,737,009  $     1,757,685

COST OF SERVICES                                                              519,485          441,189
                                                                      ---------------- ----------------

GROSS PROFIT                                                                2,217,524        1,316,496

OPERATING EXPENSES
  Selling, general and administrative expenses                              1,924,172        2,335,059
  Research and development                                                    111,412          427,036
  Depreciation and amortization                                               194,046           92,602
                                                                      ---------------- ----------------

        TOTAL OPERATING EXPENSES                                            2,229,630        2,854,697
                                                                      ---------------- ----------------

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)                           (12,106)      (1,538,201)

OTHER INCOME/(EXPENSE)
   Gain on Settlement                                                               -           24,000
   Interest Income                                                              9,064           65,733
   Other Income                                                                79,133                -
   Gain/(Loss) on derivative liability valuation                              141,096         (590,830)
   Interest Expense                                                          (230,720)        (125,054)
                                                                      ---------------- ----------------

        TOTAL OTHER INCOME (EXPENSE)                                           (1,427)        (626,151)
                                                                      ---------------- ----------------

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES                               (13,533)      (2,164,352)

PROVISION FOR INCOME TAXES                                                          -                -
                                                                      ---------------- ----------------

NET INCOME/(LOSS)                                                             (13,533)      (2,164,352)
                                                                      ================ ================


BASIC AND DILUTED LOSS PER SHARE                                      $         (0.00) $         (0.01)
                                                                      ================ ================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                                   210,045,258      184,846,599
                                                                      ================ ================

   The accompanying notes are an integral part of these financial statements

                           WARP9, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                                                        Additional
                                                                          Common         Paid-in         Accumulated
                                                        Shares            Stock          Capital           Deficit         Total
                                                      --------------   ------------   -------------   --------------   -------------
Balance, June 30, 2005                                  180,807,091     180,807.06       4,950,066       (5,171,310)        (40,437)

Issuance of common stock, note 6
Convertible debenture                                     3,271,881          3,272          56,728                -          60,000

Issuance of common stock, note 6
Stock issued for cash                                     4,579,174          4,579         282,568                -         287,147

Issuance of common stock, note 6
Stock issued for services                                 1,145,000          1,145         135,205                -         136,350

Warrant Compensation                                              -              -          16,828                -          16,828

Discount on convertible debenture                                 -              -         300,000                -         300,000

Stock Compensation, net                                           -              -         144,965                -         144,965

Net Loss                                                          -              -               -       (2,164,352)     (2,164,352)
                                                      --------------   ------------   -------------   --------------   -------------
Balance, June 30, 2006                                  189,803,146    $   189,803     $5,886,360     $  (7,335,662)   $ (1,259,499)

Issuance of common stock in September 2006, note 6
Convertible debenture                                    10,696,641         10,697          84,303                -          95,000

Issuance of common stock in December 2006, note 6
Convertible debenture                                    16,286,745         16,287          73,713                -          90,000

Issuance of common stock in March 2007, note 6
Convertible debenture                                    11,123,596         11,124          48,876                -          60,000

Derivative liability                                              -              -         109,289                -         109,289

Stock compensation, net                                           -              -          49,899                -          49,899

Stock issuance cost                                               -              -            (934)               -            (934)

Net Loss                                                          -              -               -          (13,533)        (13,533)
                                                      --------------   ------------   -------------   --------------   -------------

Balance, June 30, 2007                                  227,910,128    $   227,910    $  6,251,506    $  (7,349,195)   $   (869,779)
                                                      ==============   ============   =============   ==============   =============


   The accompanying notes are an integral part of these financial statements

                           WARP9, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      -------------------------------
                                                                                               Years Ended
                                                                                                 June 30,
                                                                                           2007            2006
                                                                                      --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                             $      (13,533) $   (2,164,352)
 Adjustment to reconcile net loss to net cash
  used in operating activities
 Depreciation and amortization                                                                91,280          68,048
 Gain on Settlement                                                                                -         (24,000)
 Issuance of common shares and warrants for  services                                              -         136,350
 Conversion feature recorded as interest expense                                             109,352         300,000
 Amortization of loan costs                                                                  102,766          24,583
 Cost of stock compensation recognized                                                        49,899         161,793
 Derivative expense                                                                         (141,096)        590,830
 Beneficial conversion feature                                                                     -        (260,764)
   (Increase) Decrease in:
    Accounts receivable                                                                      (65,160)         17,659
    Prepaid and other assets                                                                  15,811          (1,525)
   Increase (Decrease) in:
    Accounts payable                                                                          21,300          49,847
    Accrued expenses                                                                          65,185          32,116
    Deferred Income                                                                          (61,333)         34,666
    Other liabilities                                                                        (71,243)         (3,625)
                                                                                      --------------- ---------------

        NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES                                     103,228      (1,038,374)
                                                                                      --------------- ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of stock for investment                                                             (1,250)              -
 Purchase of property and equipment                                                           (3,702)        (61,143)
                                                                                      --------------- ---------------
        NET CASH USED IN INVESTING ACTIVITIES                                                 (4,952)        (61,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment on notes payable                                                                    (49,500)         (5,000)
 Payments on capitalized leases                                                              (45,755)        (30,821)
 Proceeds from line of credit                                                                 42,574             342
 Proceeds from convertible debenture                                                               -         997,500
 Proceeds from issuance of common stock, net of cost                                            (934)        287,147
                                                                                      --------------- ---------------

        NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                                     (53,615)      1,249,168
                                                                                      --------------- ---------------

                NET INCREASE (DECREASE) IN CASH                                               44,661         149,651


CASH, BEGINNING OF PERIOD                                                                    387,180         237,529
                                                                                      --------------- ---------------

CASH, END OF PERIOD                                                                   $      431,841  $      387,180
                                                                                      =============== ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                                      $       21,878  $       41,169
                                                                                      =============== ===============
   Taxes paid                                                                         $        3,888  $        1,600
                                                                                      =============== ===============

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
   During the year ended June 30, 2007, the Company issued 38,106,982 shares of common stock at a fair value of $245,000 for the convertible debenture; the Company reclassified accrued expenses of $237,891 to a note payable; also the Company reclassified an accounts payable in the amount of $154,429 to a note payable. During the year ended June 30, 2006, the Company received a $24,000 settlement due to a law suit; 3,271,881 shares of common stock were converted with a fair value of $60,000.



   The accompanying notes are an integral part of these financial statements

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006


1.   ORGANIZATION AND LINE OF BUSINESS

     ORGANIZATION
     Warp 9, Inc. (the "Company") is a Nevada corporation formerly known as Roaming Messenger, Inc., formerly known as Latinocare Management Corporation ("LMC"). On August 24, 2006, the Company's board of directors and majority of shareholders voted to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc. to reflect a new strategic plan of focusing primarily on the business of the Company's wholly owned subsidiary, Warp 9, Inc. (a Delaware corporation).The Company, based in Goleta, California, began operations October 1, 1999. The Company is a provider of fully hosted web based e-commerce software products.

     LINE OF BUSINESS

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

     The Consolidated Financial Statements include Warp 9, Inc. (the Company), and its majority-owned subsidiaries ("Warp 9, Inc., a Delaware corporation"). All significant inter-company transactions are eliminated in consolidation.

     RECLASSIFICATION
     Certain items included in the year ended June 30, 2006 financial statements have been reclassified to conform to the current year financial statements.

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

     ACCOUNTS RECEIVABLE
     The Company extends credit to its customers, who are located primarily in California. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at June 30, 2007 and 2006 are $25,094 and 26,292 respectively.

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. There was no deferred revenue as of June 30, 2007.

     For the fiscal year ended, June 30, 2007, monthly fee from web products and associated service fees account for 40% of the Company's total revenues, professional services account for 36% and the remaining 24% of total revenues are from resale of third party products and services.

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

     RESEARCH AND DEVELOPMENT
     Research and development costs are expensed as incurred. Total research and development costs were $111,412 and $427,036 for the years ended June 30, 2007 and 2006, respectively.

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

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2007 and 2006, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

     Property and equipment assets leased under capitalized leases with an original cost of $218,179 at June 30, 2007 and 2006, respectively. Amortization of assets under capitalized leases is included in depreciation and amortization expense. During the years ended June 30, 2007 and 2006, additions to fixed assets through capitalized leases totaled $0 and $19,796, respectively.

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

     ADVERTISING COSTS
     The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $30,950 and $50,751 for the years ended June 30, 2007 and 2006, respectively.

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

     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of June 30, 2006. Our financial statements as of and for the year ended June 30, 2007 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the year ended June 30, 2007, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2007 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2006, based on the grant date fair value estimated in accordance with FAS

     STOCK-BASED COMPENSATION (CONTINUED)
     123R. As stock-based compensation expense recognized in the statement of income for the year ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the year ended June 30, 2007, we accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the consolidated statement of operations during the year ended June 30, 2007 is $49,899.

                                                                      Year Ended
                                                                       6/30/2006
                                                              ------------------
        Net loss as reported                                  $    (2,164,352)

        Add:  Stock-based employee compensation                             -
        expense included in net reported loss
        Deduct:  Stock based employee                                       -
        compensation expense determined under fair value
        based method for all awards
                                                              ------------------
        Pro forma net loss                                    $    (2,164,352)
                                                              ==================


        Basic and diluted pro forma loss per share
        As reported                                           $         (0.01)
                                                              ==================
        Proforma                                              $         (0.01)
                                                              ==================

     NET LOSS PER SHARE
     Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Options to purchase shares of the Company's stock under its stock option plan and warrants may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation for 2007 and 2006 because they have an anti-dilutive effect in these periods.

     INCOME TAXES
     The Company  uses the  liability  method of  accounting  for income  taxes.
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     NEW ACCOUNTING PRONOUNCEMENTS
     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The disclosure requirements of this statement were effective for our years ended June 30, 2007 and 2006.

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

     In December 2004, the Financial Accounting Standards Board ("FASB") issued revised Statement 123R, "Share-Based Payment," to be effective for annual periods beginning after December 15, 2005 for the Company. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective transition method or the modified retrospective method. We are currently evaluating our share-based employee compensation programs, the potential impact of this statement on our consolidated financial position and results of operations, and the alternative adoption methods.

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

     In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our financial statements.

                          WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its financial position or results of operations or cash flows.

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

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", or SFAS 155, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, A REPLACEMENT OF FASB STATEMENT 125, or SFAS 140, regarding
     (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

                          WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

3.   OBLIGATIONS UNDER CAPITALIZED LEASES

                                                                           YEAR ENDED
     LESSOR                            DESCRIPTION                         6/30/2007
----------------------------------------------------------------------------------------
SBBT              Payable in monthly installments of $488
                    interest at 17%, matures in June, 2009                $      13,763
SBBT              Payable in monthly installments of $281
                    interest at 16%, matures in November, 2009                    6,738
SBBT              Payable in monthly installments of $726
                    interest at 17%, matures in August, 2009                     15,656
GE                Payable in monthly installments of $551
                    interest at 17%, matures in September, 2008                   8,099
GE                Payable in monthly installments of $1206
                    interest at 17%, matures in September, 2008                  18,800
                                                                         ---------------
                                                                                 63,056
                  Less current portion                                           31,735
                                                                         ---------------
                  Long-term portion of obligations under
                    capitalized leases                                     $     31,321
                                                                         ===============

Minimum annual lease payments under capitalized lease obligations at June 30, 2007 are as follows:

                                   Fiscal Year
                                 -----------
                                     2008                         39,036
                                     2009                         24,423
                                     2010                          8,718
                                                           --------------
                                                                  72,177

Less amount representing Interest                                  9,121
                                                           --------------
                                                                  63,056

Less current portion                                              31,735
                                                           --------------
4.   NOTES PAYABLE

     The Company has a note payable to a vendor in the amount of $50,000, bearing interest at 10%, with monthly interest payments only. The maturity date, which was originally October 15, 2001, was subsequently amended to March 15, 2002. The note was not paid off on its amended maturity date and is in default. At June 30, 2007, the outstanding principal amount on this note is $13,000. This note is secured by furniture of the Company. See note 12

     On October 16, 2006, the Company reclassified $237,981 of accrued salaries to a promissory demand note, due no later than October 31, 2008. Interest is paid annually at a rate of 5% per annum on the unpaid balance. At June 30, 2007, the outstanding principal amount is $200,481.

     At June 30, 2007, the Company reclassified an accounts payable account to a vendor in the amount of $154,429 to a note payable. The note bears no interest.

                          WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

5.   DEFERRED TAX BENEFIT

     At June 30, 2007 the Company has available for federal and state income tax purposes, cumulative net operating loss carry-forwards of approximately $5,764,000 that may be offset against future taxable income. No tax benefit has been reported in the June 30, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, 2007 and 2006 due to the following:

                                                        Year Ended   Year Ended
                                                           2007         2006
                                                      -----------  ------------
Income tax benefit computed
at U.S. federal statutory rate (34%)                  $   (4,600)  $  (811,260)
State income taxes, net of benefit federal taxes            (812)     (143,163)
Non deductible stock compensation                          7,200       418,860
R&D                                                            -        11,075
Other                                                        500         1,260

Less valuation allowance                                  (2,288)      523,228
                                                      -----------  ------------

     Income tax expense                               $        -   $         -
                                                      ===========  ============

     The deferred income tax benefit at June 30, 2007 reflects the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items, which comprise a significant portion of, deferred tax assets and liabilities are approximately as follows:

                                               Year Ended         Year Ended
                                                   2007              2006
                                             ----------------   ---------------
Deferred tax assets:
  NOL Carryover                                    2,305,600         2,284,000
  Deferred Income                                          -            24,500
  R&D Credit                                          94,900            94,900
  Officer salaries payable                                 -           110,890
  Accrued vacation payable                            12,500
  Depreciation                                         2,300           (10,800)

Less:  valuation allowance                        (2,415,300)       (2,503,490)
                                             ----------------   ---------------

Deferred income tax asset                    $             -    $            -
                                             ================   ===============

                          WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

6.   CAPITAL STOCK

     At June 30, 2007, the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. During the year ended, June 30, 2007, the Company issued 38,106,982 shares of common stock ranging from $0.0046 to $0.0092 per share for the conversion of the debenture with a value of $245,000; During the year ended June 30, 2006, the Company issued 3,271,881 shares of common stock ranging from $0.0194 to $0.036 per share for the conversion of the debenture with a value for of $60,000; 4,279,174 shares of common stock issued for cash consideration of $272,147; 300,000 shares of restricted common stock issued for cash of $15,000; 1,145,000 shares of common stock issued for services with a fair value of $136,350.


7.   STOCK OPTIONS AND WARRANTS

     On July 10, 2003, the Company adopted the Warp 9, Inc. Stock Option Plan for Directors, Executive Officers, and Employees of and Key Consultants to the Company. This Plan, may issue 25,000,000 shares of common stock. Options granted under the Plan could be either Incentive Options or Nonqualified Options, and are administered by the Company's Board of Directors. Each option may be exercisable in full or in installment and at such time as designated by the Board. Notwithstanding any other provision of the Plan or of any Option agreement, each option are to expire on the date specified in the Option agreement, which date are to be no later than the tenth anniversary of the date on which the Option was granted (fifth anniversary in the case of an Incentive Option granted to a greater-than-10% stockholder). The purchase price per share of the Common Stock under each Incentive Option are to be no less than the Fair Market Value of the Common Stock on the date the Option was granted (110% of the Fair Market Value in the case of a greater-than-10% stockholder). The purchase price per share of the Common Stock under each Nonqualified Option were to be specified by the Board at the time the Option was granted, and could be less than, equal to or greater than the Fair Market Value of the shares of Common Stock on the date such Nonqualified Option was granted, but were to be no less than the par value of shares of Common Stock. The plan provided specific language as to the termination of options granted hereunder.

     SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that statement. The Company also used the historical industry index to calculate volatility, since the Company's stock history did not represent the expected future volatility of the Company's common stock. The fair value of options granted was determined using the Black Scholes method with the following assumptions:

                                            Year Ended           Year Ended
                                             6/30/2007           6/30/2006
                                         ---------------------------------------
Risk free interest rate                    3.2% - 5.07%         3.2% - 4.82%
Stock volatility factor                     0.31 -0.53           0.31 -0.53
Weighted average expected option life         4 years             4 years
Expected dividend yield                        none                 none

                          WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

A summary of the Company's stock option activity and related information follows:

                                                  Year ended                     Year ended
                                                June 30, 2007                  June 30, 2006
                                                -------------                  -------------
                                                           Weighted                      Weighted
                                                            average                       average
                                                           exercise                      exercise
                                            Options          price         Options         price
                                       ----------------- -------------- -------------  --------------
Outstanding -beginning of year                5,209,994         $ 0.11     4,234,994          $ 0.11

Granted                                      15,806,500           0.01     1,200,000            0.12

Exercised                                             -              -             -               -

Forfeited                                     5,291,492           0.09       225,000            0.09
                                       ----------------- -------------- -------------  --------------
Outstanding - end of year                    15,725,002         $ 0.05     5,209,994          $ 0.11
                                       ================= ============== =============  ==============

Exercisable at the end of year                3,299,198         $ 0.02     2,632,494          $ 0.11
                                      ================= ============== =============  ==============
Weighted average fair value of
 options granted during the year                                $ 0.01                        $ 0.12
                                                         ==============                ==============

7.   STOCK OPTIONS AND WARRANTS (Continued)

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

     The weighted average remaining contractual life of options outstanding issued under the plan as of June 30, 2007 was as follows:

                                                      Weighted
                                                       Average
                                Number of             remaining
         Exercise               options             contractual
           prices              outstanding           life (years)
     -------------------    ------------------    ------------------
            $ 0.07                    100,000            2.50
            $ 0.08                    100,000            0.34
            $ 0.10                    300,000            1.84
            $ 0.13                    650,000            2.07
            $ 0.01                 13,300,002            3.30
            $ 0.03                    575,000            3.84
            $ 0.02                    700,000            3.97
                            ------------------
                                   15,725,002

                          WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

     STOCK WARRANTS

     During the year ended June 30, 2007, the Company issued no warrants for services. Warrants were granted as follows:

           DATE               NUMBER OF SHARES         MATURITY DATE       EXERCISE PRICE

        September 30, 2005            163,500       September 30, 2007         $ 0.10
        December 31, 2005             321,000        December 31, 2007         $ 0.10
        January 1, 2006                75,000        December 31, 2007         $ 0.10
        March 31, 2006                375,000           March 31, 2008         $ 0.10
                           -----------------------

        Total Granted                 934,500
                           =======================

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

     At June 30, 2007, warrants to purchase 10,499,500 shares were outstanding.

8.   LINE OF CREDIT

     On August 11, 2005, the Company was approved for a $100,000 revolving line of credit from Bank of America at an interest of prime plus 4 percentage points. This line of credit is not secured by assets of the Company. The effective interest rate of the line of credit at June 30, 2007 was 12%. As of June 30, 2007, $42,916 was borrowed under this line of credit

9.  CONVERTIBLE DEBENTURES

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

     Holders of the debentures may convert at any time amounts outstanding under the debentures into shares of our common stock at a conversion price per share equal to the lesser of (i) $0.15 or (ii) 80% of the lowest volume weighted average price of our common stock during the five trading days immediately preceding the conversion date as quoted by Bloomberg, LP. Cornell has agreed not to short any of the shares of Common Stock. EITF 00-19 is applicable to debentures issued by the Company in instances where the number of shares into which a debenture can be converted is not fixed. For example, when a debenture converts at a discount to market based on the stock price on the date of conversion. In such instances, EITF 00-19 requires that the embedded conversion option of the convertible debentures be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under EITF 00-19, the Company records a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company's stock, and a discount representing the imputed interest associated with the beneficial conversion feature. The discount is then amortized over the life of the debentures and the derivative
                                      -30-

                          WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

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

     The debentures mature on the third anniversary of the date of issuance, and the Company is not required to make any payments until the maturity dates. Interest is accrued at 10% per annum on the principal balance outstanding. At June 30, 2007, the outstanding balance of the debentures were $895,000, and the interest accrued was $139,864.

10.  CONCENTRATIONS

     For the year ended June 30, 2007, the Company had two customers who represented approximately 32% of total revenue. For the year ended June 30, 2006, the Company had two customers who represented approximately 34% of total revenue.

     Accounts receivable from two customers represented approximately 32% of total accounts receivable at June 30, 2007. Accounts receivable from two customers represented approximately 35% of total accounts receivable at June 30, 2006.

     The Company has a concentration of credit risk for cash by maintaining deposits with banks, which may at a time exceed insured amounts. At June 30, 2007, the Company had $301,379 exceeding the amount insured by the U.S. Federal Deposit Insurance Corporation (FDIC).

11.  RELATED PARTY TRANSACTIONS

     On January 16, 2007, Mr. Harinder Dhillon, the Company's Chief Executive Officer and President purchased 8,650,000 of the Company's common stock. The options were personal holdings which were granted by Mr. Jon Lei, a 10% or larger shareholder of the Company.

12.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES
     The following is a schedule, by years, of future minimum rental payments required under operating leases for the facilities and equipment. The lease for one of the facilities expires in 2010. The following is a schedule of minimum lease payments for the next four years.

                     Years Ending                Rent Payment
                       June 30,
                -----------------------    --------------------
                         2008                        $ 109,000
                         2009                        $ 108,000
                         2010                        $ 109,000

                          WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

     Total lease expense for the years ended June 30, 2007 and 2006 was $163,211 and $164,161 respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

     NOTE PAYABLE IN DEFAULT
     The note payable has a default clause that allows the lender to assess late payment charges in the amount of 10% of the delinquency. Since the Company did not pay off the entire balance at its due date of March 15, 2002, the note is currently in default. At June 30, 2007, the outstanding principal amount on this note is $13,000. The Company has not accrued any delinquent charges.

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

13.  SUBSEQUENT EVENT

     During August 2007, the Company issued 11,009,174 shares of common stock at a price of $0.0109 per share for the conversion of the debenture with a value of $120,000.

     During September 2007, the Company issued 6,363,636 shares of common stock at a price of $0.0110 per share for the conversion of the debenture with a value of $70,000.

     On September 21, 2007, Warp 9, Inc. (the "Company") received written notice from Magellan's International Travel Corporation ("Magellan") of Magellan's decision not to renew both its Standard Hosting Agreement and Enterprise Hosting Agreement (collectively, the "Agreements") with the Company. Consequently, the Agreements are scheduled to terminate on November 16, 2007. The revenue generated by the Company from the Agreements represents approximately 12% of the Company's total annual revenue. Magellan has expressed a desire to renegotiate the Agreements. While the Company believes that its business relationship with Magellan will continue, the Company cannot assure that it will be able to renegotiate one or both of the Agreements on terms acceptable to the Company. or at all.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Rose, Snyder and Jacobs, formerly auditors for the Company, was dismissed as auditor on August 2, 2006. HJ Associates & Consultants, LLP were engaged as auditors for the Company on August 2, 2006.

         The change of accountants was approved by the Board of Directors. The Company's Board of Directors currently does not have an Audit Committee.

         In connection with audit of the two most recent fiscal years, and through the date of termination of the accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject of the disagreement(s).

         The audit report by Rose, Snyder and Jacobs for the periods ended June 30, 2005 and June 30, 2004 contained an opinion which included a paragraph discussing uncertainties related to continuation of the Company as a going concern. Otherwise, the audit reports by Rose, Snyder and Jacobs for the fiscal year ended June 30, 2005 and June 30, 2004 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

ITEM 8A. CONTROLS AND PROCEDURES

         The Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report and, based on this evaluation, have concluded that the disclosure controls and procedures are effective.

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

         We also issued to Cornell five-year warrants to purchase 1,500,000, 4,000,000 and 4,000,000 shares of our common stock at $0.08, $0.10 and $0.12, per share, respectively.

         In connection with the purchase agreement, we also entered into a registration rights agreement with Cornell providing for the registration of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants. We were obligated to use our best efforts to cause the registration statement to be declared effective no later than April 27, 2006, which we accomplished, and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold.

         Our obligations under the purchase agreement are secured by substantially all of our assets. As further security for our obligations there under, Jon Lei, our former Chief Executive Officer, granted a security interest to Cornell in 2,000,000 shares of the Company's common stock that he owns.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         The following table lists the executive officers and directors of the Company as of September 25, 2007:

         NAME                        AGE        POSITION
         ----------------            ---        -------------------------------
         Harinder Dhillon            34         Chief Executive Officer,
                                                President and Director

         Louie Ucciferri             46         Chairman of the Board of
                                                Directors, Corporate Secretary,
                                                Acting Chief Financial Officer

         Kin Ng                      38         Director


Harinder Dhillon has been our Chief Executive Officer since October 2006. Prior to October 2006 Mr. Dhillon had been Vice President of Operations since October 2001 and has been the President of Warp 9 Inc. since July 1, 2005. Mr. Dhillon joined us in July 2000. Prior to joining us, from 1993 to1998, Mr. Dhillon served as the Chief Information Officer of Informax Data Systems, an enterprise systems integrator headquartered in Southern California. Thereafter, during 1999 until he joined us, he worked as an independent technology consultant. He hasdesigned, managed, and led the development and deployment of enterprise Internet, Intranet and integration projects for Fortune 500 companies and various government agencies. Mr. Dhillon received a Bachelor degree in Electrical and Computer Engineering from the University of California at Santa Barbara in 1996.

Louie Ucciferri has been our Chairman of the Board, Corporate Secretary and Acting Chief Financial Office since October 15, 2006 and has been one of ourdirectors since 2003. He is also the CEO of Regent Capital Group, a NASD registered broker dealer dedicated to real estate investments. From 1995 to 2004, Mr. Ucciferri served as the President of Westlake Financial Architects, an financial advisory firm he founded in 1995 to provide financial and investment advisory services to early stage companies. Since November 1998, he has also served as President of Camden Financial Services, a NASD registered broker dealer. Mr. Ucciferri received Bachelors degrees in Economics and Sociology from Stanford University in 1983.

Mr. Kin Ng has been an outside director since October 2006. Mr. Ng has been a real estate broker and mortgage loan broker at Signal Financial Solutions since 2000. He specializes in real estate sales, purchase, lease and management. Prior to that, he had a career in the airline industry. From 1998 to 2000, he was the Airport Operations Supervisor for China Southern Airlines, prior to which he held various positions for Delta Airlines and American Trans Air. Mr. Ng received a Bachelor of Science degree in 1993 from the School of Hospitality Management at California State Polytechnic University at Pomona.

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

REPORT OF THE AUDIT COMMITTEE

         In February 2006, the sole member of the Company's Audit Committee resigned from the Board of Directors for personal reasons. The Company has not reformed the Audit Committee since that time. Accordingly the Company has not received any reports from the Audit Committee during the fiscal year ended June 30, 2007. The Company's full board of directors is presently performing the functions of an Audit Committee until a new Audit Committee is formed in the future.

CODE OF CONDUCT

         We have adopted a Code of Conduct that applies to all of our directors,officers and employees. Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the Audit Committee when formed or the full Board of Directors and, in the case of a waiver for members of the Audit Committee, by the Board of Directors. Any such waivers will be promptly disclosed to our shareholders.

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

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended June 30, 2007 have been complied with on a timely basis except those required by Cornell Capital Partners, LLP.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         The following summary compensation table sets forth certain information concerning compensation paid to our directors. The salary is paid to them for their services as executive officers of the Company and not as directors.

                                                                                         LONG-TERM
                                                                                        COMPENSATION
                                                  ANNUAL COMPENSATION                      AWARDS
                                                  -------------------                      ------
                                    FISCAL                             OTHER ANNUAL      SECURITIES
       NAME AND PRINCIPAL POSITION   YEAR       SALARY       BONUS     COMPENSATION      UNDERLYING        ALL OTHER
       ---------------------------   ----       ------       -----     ------------       OPTIONS         COMPENSATION
                                                                                          -------         ------------
       Harinder Dhillon (1)          2007      $200,000     $63,947         -0-          8,000,000            -0-
       Chief Executive Officer,
          President, Director

       Louie Ucciferri (2)           2007       $22,500       -0-           -0-          2,500,000            -0-
       Chairman, Secretary, Chief
          Financial Officer

       Kin Ng (3)                    2007         -0-         -0-           -0-          1,000,000            -0-
       Director

---------------------

(1) Mr. Dhillon was appointed as Chief Executive Officer, President, and as a Director of the Company and was compensated as such with a stock option grant to purchase 8,000,000 shares of common stock, at an exercise price of $0.01 per share on October 15, 2006. These stock options are exercisable until October 2014. These stock options vest in equal monthly installments over a forty-eight month period.

(2) Mr. Ucciferri was appointed to Chairman, Secretary and Acting Chief Financial Officer of the Company with compensation of $2,500 per month and a stock option grant to purchase 2,500,000 shares of common stock, at an exercise price of $0.01 per share on October 15, 2006. These stock options are exercisable until October 2010. These stock options vest in equal monthly installments over a twelve month period.

(3) Kin Ng was appointed as a Director of the Company and was compensated as such with a stock option grant to purchase 1,000,000 shares of common stock, at an exercise price of $0.01 per share on October 15, 2006. These stock options are exercisable until October 2010. These stock options vest in equal monthly installments over a twelve month period.


         Directors generally do not receive cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.


EXECUTIVE OFFICER COMPENSATION

         The following summary compensation table sets forth certain information concerning compensation paid to our Chief Executive Officer and our most highly paid executive officers (the "Named Executive Officers") whose total annual salary and bonus for services rendered in all capacities for the year ended June 30, 2007 was $100,000 or more.

                                                      ANNUAL COMPENSATION                    LONG-TERM
                                                      -------------------                   COMPENSATION
                                                                                               AWARDS
                                                                                               ------
                                        FISCAL                             OTHER ANNUAL      SECURITIES
           NAME AND PRINCIPAL POSITION   YEAR       SALARY       BONUS     COMPENSATION      UNDERLYING        ALL OTHER
           ---------------------------   ----       ------       -----     ------------       OPTIONS         COMPENSATION
                                                                                              -------         ------------
           Harinder Dhillon.............    2007      $200,000    $63,947       -0-        8,000,000 (2)          -0-
           CEO, President of Warp 9         2006      $150,000(1) $11,371       -0-          650,000 (1)          -0-
              Inc.
                                            2005      $125,000     $2,894       -0-             -0-               -0-
                                            2004      $125,000     $8,714       -0-             -0-               -0-

           Louie Ucciferri (3)..........    2007       $22,500        -0-       -0-        2,500,000              -0-
           Acting Chief Financial
              Officer and Corporate
              Secretary

--------------------------
(1) Effective March 1, 2006, Mr. Dhillon's base salary was increased to $200,000 per year from $125,000. In addition, he has a performance bonus plan for earning up to $150,000 based on the profitability of the Warp 9 operation over the subsequent 12 months. In July 2005, Mr. Dhillon received a cashless stock option grant to purchase 650,000 shares of unregistered common stock at an exercise price equal to the fair market value of common stock at the time grant, which was $0.13 per share.

(2) Effective October 15, 2006, Mr. Dhillon was appointed as President and Chief Executive Officer of the Company. Mr. Dhillon was granted a stock option grant to purchase 8,000,000 shares of common stock, at an exercise price of $0.01 per share, under the Company's 2003 Stock Option Plan.

(3) Mr. Ucciferri was appointed as Chairman of the Board of Directors, Secretary and Chief Financial Officer on October 15, 2006. Mr. Ucciferri was granted a stock option grant to purchase 2,500,000 shares of common stock, at an exercise price of $0.01 per share, under the Company's 2003 Stock Option Plan and compensated with a monthly retainer of $2,500.

OPTIONS GRANTED IN LAST FISCAL YEAR

         The following table sets forth information with respect to options to purchase common stock of the Company granted to the Company's officers during fiscal year 2007.

                                         PERCENT OF TOTAL
                                        OPTIONS GRANTED TO    EXERCISE
                           OPTIONS         EMPLOYEES IN         PRICE         EXPIRATION
NAME                       GRANTED         FISCAL YEAR        PER SHARE          DATE
---------------------  ---------------  ------------------    ---------      -----------------
Harinder Dhillon        8,000,000 (1)          50.6%            $0.01         9/16/2014
President, Warp 9 Inc.

Louie Ucciferri         2,500,000 (2)          15.8%            $0.01         9/16/2011

-------------------

(1)      These  stock   options   were  granted  on  October  15,  2006  vesting
         month-to-month over 48 months.

(2)      These  stock   options   were  granted  on  October  15,  2006  vesting
         month-to-month over 12 months.

FISCAL YEAR-END OPTION EXERCISES

         The following table sets forth information with respect to options to purchase common stock of the Company held by the Company's executive officers at June 30, 2007.

                                                                NUMBER OF UNEXERCISED               VALUE OF UNEXERCISED
                                                                   OPTIONS HELD AT                  IN-THE-MONEY OPTIONS
                                                                    JUNE 30, 2007                   AT JUNE 30, 2007 (2)
                                                                    -------------                   --------------------
                            SHARES
                           ACQUIRED
                             UPON
  NAME                     EXERCISE   VALUE REALIZED(1)    EXERCISABLE       UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
  ----                     --------   -----------------    -----------       -------------       -----------     -------------
  Harinder Dhillon            -0-            -0-            2,058,219          6,591,781           $20,582          $65,918
  Chief Executive
     Officer, President

  Louie Ucciferri             -0-            -0-            1,770,833            729,167           $17,708          $7,292
  Acting Chief Financial
     Officer and
     Corporate Secretary

----------------------

(1) The value realized is the difference between the market price of the common stock on the date of exercise and the exercise price of the stock option. The underlying securities held upon exercise are unregistered common stock.

(2) The value of unexercised "in-the-money" options is the difference between the market price of the common stock on June 30, 2007 ($0.02 per share) and the exercise price of the option, multiplied by the number of shares subject to the option. The underlying securities held upon exercise are unregistered common stock.

EMPLOYMENT AGREEMENTS

         The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

STOCK OPTION PLAN

         On July 10, 2003, the Board of Directors of the Company adopted the 2003 Stock Option Plan for Directors, Executive Officers, Employees and Key Consultants of the Company (the "2003 Plan"). The 2003 Plan was ratified by the shareholders of the Company by written consent effective August 25, 2003. The 2003 Plan authorizes the issuance of up to 25,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 25,000,000 stock options. To date, 15,725,002 options to purchase 15,725,002 shares of common stock at volume weighted average price of $0.02 per share granted under the 2003 Plan are outstanding. To date, 2,775,000 options have been exercised.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the names the executive officers and directors of the Company and all persons known by the Company to beneficially own 5% or more of the issued and outstanding common stock of the Company at September 25, 2007.

          NAME, TITLE AND ADDRESS               NUMBER OF SHARES
                                               BENEFICIALLY OWNED (1)       PERCENTAGE OWNERSHIP
          -----------------------              ----------------------       --------------------
Harinder Dhillon
Chief Executive Officer,
President of Warp 9 Inc.                          12,085,000                      4.93%

Louie Ucciferri
Chairman, Acting Chief Financial Officer,
Corporate Secretary                                3,500,000                      1.43%

All current Executive Officers as a Group         15,585,000                      6.35%

All current Directors who are
not Executive Officers as a Group                     50,000                      0.02%

Jonathan Lei                                      86,969,525                     35.46%

Cornell Capital                                   58,751,673                     23.95%

-------------------------

(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of September 25, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 17, 2007, Mr. Harinder Dhillon, the Company's Chief Executive Officer and President privately purchased 8,650,000 shares of the Company's common stock, at a purchase price of $0.005 per share, from Mr. Jonathan Lei, a 10% or larger shareholder and former officer of the Company.


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


         4.5               Form of $0.10 Warrant (3)
         4.6               Form of $0.12 Warrant (3)
         5.1               Opinion of Sichenzia Ross Friedman Ference LLP(3)
         10.1              First Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (4)
         10.2              Second Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (5)
         10.3              Exchange Agreement and Representations for shareholders of Warp 9, Inc.(4)
         10.4              Securities Purchase Agreement dated as of March 28, 2005 between Roaming Messenger,
                           Inc. and Wings Fund, Inc.(6)
         10.5              Periodic Equity Investment Agreement dated as of March 28, 2005 between Roaming
                           Messenger, Inc. and Wings Fund, Inc.(6)
         10.6              Registration Rights Agreement dated as of March 28, 2005 between Roaming Messenger,
                           Inc. and Wings Fund, Inc.(6)
         10.7              Securities Purchase Agreement dated December 28, 2005 between the Company and Cornell
                           Capital Partners LLP (3)
         10.8              Investor Registration Rights Agreement dated December 28, 2005 (3)
         10.9              Insider Pledge and Escrow Agreement dated December 28, 2005 by and among the Company,
                           Cornell and David Gonzalez as escrow agent (3)
         10.10             Security Agreement dated December 28, 2005 by and between the Company and Cornell (3)
         10.11             Escrow Agreement Dated December 28, 2005 by and among the Company, Cornell and David
                           Gonzalez, as Escrow Agent (3)
         10.12             Irrevocable Transfer Agent Instructions (3)
         10.13             Exclusive Technology License Agreement, dated September 18, 2006 (8)
         10.14             Subscription Agreement with Zingerang Inc., dated September 18, 2006 (8)
         10.15             Termination of License Agreement with Carbon Sciences, Inc., dated April 2, 2007 (9)
         21                List of Subsidiaries(7)

-------------------
         (1) Incorporated by reference from the exhibits included with the Company's prior Report on Form 10-KSB filed with the Securities and Exchange Commission, dated March 31, 2002.

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

         (9) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission dated May 8, 2007.

(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the last quarter of the fiscal year ended June 30, 2007.

         Report on Form 8-K dated September 21, 2007 relating to notice of termination of customer contract.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

AUDIT FEES

         An aggregate of $22,227 was billed by our auditors for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2007, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended September 30, 2006, December 31, 2006, and March 31, 2007.

         An aggregate of $60,248 was billed by our auditors for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2005, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended September 30, 2005, December 31, 2005, and March 31, 2006.

TAX FEES

         Our auditors billed the Company $2,694 for tax preparation services during the fiscal year ended June 30, 2007.

                                   SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 4, 2007                WARP 9, INC.



                                      By: \s\ Harinder Dhillon
                                          --------------------------------------
                                          Harinder Dhillon,
                                          Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: \s\ Louie Ucciferri                               Dated: October 4, 2007
    --------------------------------------
    Louie Ucciferri, Chairman, Corporate
    Secretary, Acting Chief Financial Officer
    (Principal Financial/Accounting Officer)



By: \s\ Harinder Dhillon                              Dated: October 4, 2007
    --------------------------------------
    Harinder Dhillon, Chief Executive Officer
    and President (Principal Executive Officer)