Form 10KSB/A
period 2007-06-30
WARP 9, INC.
filed 2007-10-12
CIK 743758

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

10KSB/A

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS
---------------------


         This Form 10-KSB/A contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about Warp 9 Inc.'s financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-KSB/A. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-KSB/A. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:


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

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-KSB/A. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts'
expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB/A or to reflect the occurrence of unanticipated events.

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

COST OF REVENUE

         The cost of revenue for the twelve month period ended June 30, 2007, increased by $78,296 to $519,485 as compared to $441,189 for the twelve month period ended June 30, 2006. As a percentage of revenue, cost of revenue decreased for the period ended June 30, 2007 to 19% as compared to 25% for the twelve-month period ended June 30, 2006. The decrease in the cost of revenue is a result of the increased sales of higher margin Warp 9 products and services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses decreased by ($410,887) during the twelve months ended June 30, 2007 to $1,924,172 as compared to $2,335,059 for the twelve month period ended June 30, 2006. The decrease in SG&A expenses was primarily due to the reduction in the Roaming Messenger operations.

RESEARCH AND DEVELOPMENT

         Research and development expenses decreased by ($315,624) during the twelve months ended June 30, 2007 to $111,412 as compared to $427,036 for the twelve months ended June 30, 2006. The decrease in R&D was due primarily to the reduction in the Roaming Messenger operations.

DEPRECIATION AND AMORTIZATION

         Expense related to depreciation and amortization was $194,046 for the twelve months ended June 30, 2007 as compared to $92,602 for the prior year. The increase is due to expenses related to the Cornell convertible debenture.

OTHER INCOME AND EXPENSE

         Total other income and expense was ($1,427) for the twelve months ended June 30, 2007 as compared to ($626,151) for the prior year. The change is due to an increase in the derivative liability valuation related to the Cornell convertible debenture for 2007.

NET LOSS

         For the twelve months ended June 30, 2007, our consolidated net loss was ($13,533) as compared to a consolidated net loss of ($2,164,352) for the twelve months ended June 30, 2006. This decrease in Net Loss was a result of reduction of expenses associated with the reduction in the Roaming Messenger operations and an increase in sales of the Warp 9 product line.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         We had cash at June 30, 2007 of $431,841 as compared to cash of $387,180 as of June 30, 2006. We had a net working deficit (i.e. the difference between current assets and current liabilities) of $(80,342) at June 30, 2007 as compared to a net working deficit of ($249,369) at June 30, 2006.

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



   The accompanying notes are an integral part of these financial statements

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006


1.   ORGANIZATION AND LINE OF BUSINESS

     ORGANIZATION
     Warp 9, Inc. (the "Company") is a Nevada corporation formerly known as Roaming Messenger, Inc., formerly known as Latinocare Management Corporation ("LMC"). On August 24, 2006, the Company's board of directors and majority of shareholders voted to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc. to reflect a new strategic plan of focusing primarily on the business of the Company's wholly owned subsidiary, Warp 9, Inc. (a Delaware corporation). The Company, based in Goleta, California, began operations October 1, 1999. The Company is a provider of fully hosted web based e-commerce software products.

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

     ACCOUNTS RECEIVABLE
     The Company extends credit to its customers, who are located primarily in California. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at June 30, 2007 and 2006 are $25,094 and 26,292 respectively.
                                      -20-

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

     In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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
                                                           --------------
4.   NOTES PAYABLE

     The Company has a note payable to a vendor in the amount of $50,000, bearing interest at 10%, with monthly interest payments only. The maturity date, which was originally October 15, 2001, was subsequently amended to March 15, 2002. The note was not paid off on its amended maturity date and is in default. At June 30, 2007, the outstanding principal amount on this note is $13,000. This note is secured by furniture of the Company. See note 12.

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

Harinder Dhillon has been our Chief Executive Officer since October 2006. Prior to October 2006 Mr. Dhillon had been Vice President of Operations since October 2001 and has been the President of Warp 9 Inc. since July 1, 2005. Mr. Dhillon joined us in July 2000. Prior to joining us, from 1993 to1998, Mr. Dhillon served as the Chief Information Officer of Informax Data Systems, an enterprise systems integrator headquartered in Southern California. Thereafter, during 1999 until he joined us, he worked as an independent technology consultant. He has designed, managed, and led the development and deployment of enterprise
Internet, Intranet and integration projects for Fortune 500 companies and various government agencies. Mr. Dhillon received a Bachelor degree in Electrical and Computer Engineering from the University of California at Santa Barbara in 1996.

Louie Ucciferri has been our Chairman of the Board, Corporate Secretary and Acting Chief Financial Office since October 15, 2006 and has been one of our directors since 2003. He is also the CEO of Regent Capital Group, a NASD registered broker dealer dedicated to real estate investments. From 1995 to 2004, Mr. Ucciferri served as the President of Westlake Financial Architects, an financial advisory firm he founded in 1995 to provide financial and investment advisory services to early stage companies. Since November 1998, he has also served as President of Camden Financial Services, a NASD registered broker dealer. Mr. Ucciferri received Bachelors degrees in Economics and Sociology from Stanford University in 1983.

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

CODE OF CONDUCT

         We have adopted a Code of Conduct that applies to all of our directors, officers and employees. Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the Audit Committee when formed or the full Board of Directors and, in the case of a waiver for members of the Audit Committee, by the Board of Directors. Any such waivers will be promptly disclosed to our shareholders.

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


         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended June 30, 2007 have been complied with on a timely basis.

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
       Director

---------------------

(1) Mr. Dhillon was appointed as Chief Executive Officer, President, and as a Director of the Company and was compensated as such with a stock option grant to purchase 8,000,000 shares of common stock, at an exercise price of $0.01 per share, on October 15, 2006. These stock options are exercisable until October 2014. These stock options vest in equal monthly installments over a forty-eight month period.

(2) Mr. Ucciferri was appointed to Chairman, Secretary and Acting Chief Financial Officer of the Company with compensation of $2,500 per month and a stock option grant to purchase 2,500,000 shares of common stock, at an exercise price of $0.01 per share, on October 15, 2006. These stock options are exercisable until October 2010. These stock options vest in equal monthly installments over a twelve month period.

(3) Kin Ng was appointed as a Director of the Company and was compensated as such with a stock option grant to purchase 1,000,000 shares of common stock, at an exercise price of $0.01 per share, on October 15, 2006. These stock options are exercisable until October 2010. These stock options vest in equal monthly installments over a twelve month period.


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

                                                      ANNUAL COMPENSATION                    LONG-TERM
                                                      -------------------                   COMPENSATION
                                                                                               AWARDS
                                                                                               ------
                                        FISCAL                             OTHER ANNUAL      SECURITIES
           NAME AND PRINCIPAL POSITION   YEAR       SALARY       BONUS     COMPENSATION      UNDERLYING        ALL OTHER
           ---------------------------   ----       ------       -----     ------------       OPTIONS         COMPENSATION
                                                                                              -------         ------------
           Harinder Dhillon.............    2007      $200,000    $63,947       -0-        8,000,000 (2)          -0-
           CEO, President of Warp 9, Inc.   2006      $150,000(1) $11,371       -0-          650,000 (1)          -0-
                                            2005      $125,000     $2,894       -0-             -0-               -0-
                                            2004      $125,000     $8,714       -0-             -0-               -0-

           Louie Ucciferri (3)..........    2007       $22,500        -0-       -0-        2,500,000              -0-
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

(2) Effective October 15, 2006, Mr. Dhillon was appointed as President and Chief Executive Officer of the Company. Mr. Dhillon was granted a stock option to purchase 8,000,000 shares of common stock, at an exercise price of $0.01 per share, under the Company's 2003 Stock Option Plan.

(3) Mr. Ucciferri was appointed as Chairman of the Board of Directors, Secretary and Acting Chief Financial Officer on October 15, 2006. Mr. Ucciferri was granted a stock option to purchase 2,500,000 shares of common stock, at an exercise price of $0.01 per share, under the Company's 2003 Stock Option Plan and compensated as an executive officer with a monthly retainer of $2,500.

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

-------------------

(1) These stock options were granted on October 15, 2006 vesting in equal month-to-month installments over 48 months.

(2) These stock options were granted on October 15, 2006 vesting in equal month-to-month installments over 12 months.

FISCAL YEAR-END OPTION EXERCISES

         The following table sets forth information with respect to options to purchase common stock of the Company held by the Company's executive officers at June 30, 2007.

                                                                NUMBER OF UNEXERCISED               VALUE OF UNEXERCISED
                                                                   OPTIONS HELD AT                  IN-THE-MONEY OPTIONS
                                                                    JUNE 30, 2007                   AT JUNE 30, 2007 (2)
                                                                    -------------                   --------------------
                            SHARES
                           ACQUIRED
                             UPON
  NAME                     EXERCISE   VALUE REALIZED(1)    EXERCISABLE       UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
  ----                     --------   -----------------    -----------       -------------       -----------     -------------
  Harinder Dhillon            -0-            -0-            2,058,219          6,591,781           $20,582          $65,918
  Chief Executive
  Officer, President

  Louie Ucciferri             -0-            -0-            1,770,833            729,167           $17,708          $ 7,292
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


          NAME, TITLE AND ADDRESS               NUMBER OF SHARES
                                               BENEFICIALLY OWNED (1)       PERCENTAGE OWNERSHIP
          -----------------------              ----------------------       --------------------
Harinder Dhillon
Chief Executive Officer,
President of Warp 9 Inc.                          12,085,000                      4.93%

Louie Ucciferri
Chairman, Acting Chief Financial Officer,
Corporate Secretary                                3,500,000                      1.43%

All current Executive Officers as a Group         15,585,000                      6.35%

Kin Ng
Director                                              50,000                      0.02%

All current Directors who are
not Executive Officers as a Group                     50,000                      0.02%

Jonathan Lei                                      86,969,525                     35.46%

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


Dated: October 12, 2007               WARP 9, INC.




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



By: \s\ Louie Ucciferri                               Dated: October 12, 2007
    --------------------------------------
    Louie Ucciferri, Chairman, Corporate
    Secretary, Acting Chief Financial Officer
    (Principal Financial/Accounting Officer)


By: \s\ Harinder Dhillon                              Dated: October 12, 2007
    --------------------------------------
    Harinder Dhillon, Chief Executive Officer
    and President (Principal Executive Officer)