Form 10QSB
period 2007-09-30
WARP 9, INC.
filed 2007-11-13
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended September 30, 2007

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition period from _______________ to ______________

                      FOR QUARTER ENDED SEPTEMBER 30, 2007

                         COMMISSION FILE NUMBER 0-13215
                                   -----------

                                  WARP 9, INC.
                          ---------------------------
             (Exact name of Registrant as Specified in its Charter)

        NEVADA                                         30-0050402
-----------------------                      ----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

          50 Castilian Dr., Suite 101, Santa Barbara, California 93117
               (Address of principal executive offices) (Zip Code)

                                 (805) 964-3313
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON
  TITLE OF EACH CLASS                                  WHICH REGISTERED
-----------------------                         --------------------------
      COMMON STOCK                                           OTC

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      X                No
                                        --------------          -------------

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                          [   ]  Yes                [X] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As of October 24, 2007 the number of shares outstanding of the registrant's only class of common stock was 256,518,893.

         Transitional Small Business Disclosure Format (check one):

                                    Yes                       No      X
                                        --------------          -------------

                                TABLE OF CONTENTS

                                                                                                                  PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet as of September 30, 2007 (unaudited)......................................     3

         Consolidated Statements of Operations for the Three Months ended September 30, 2007
         and 2006 (unaudited)................................................................................      4

         Consolidated Statements of Shareholders' Deficit (unaudited).........................................     5

         Consolidated  Statements  of Cash  Flows  for the  Three  Months  ended
         September 30, 2007 and 2006 (unaudited)..............................................................     6

         Notes to Consolidated Financial Statements (unaudited)...............................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................     11

Item 3   Controls and Procedures..............................................................................     15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................................     15

Item 2.  Changes in Securities................................................................................     16

Item 3.  Defaults upon Senior Securities......................................................................     16

Item 4.  Submission of Matters to a Vote of Security Holders..................................................     16

Item 5.  Other Information....................................................................................     16

Item 6.  Exhibits and Reports on Form 8-K.....................................................................     17

Signatures....................................................................................................     18


PART I.    FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           WARP9, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2007
                                   (Unaudited)

                                 ASSETS
CURRENT ASSETS
     Cash                                                                $     518,342
     Accounts Receivable, net                                                  329,029
     Prepaid and Other Current Assets                                            9,231
                                                                         --------------
        TOTAL CURRENT ASSETS                                                   856,602
                                                                         --------------
PROPERTY & EQUIPMENT, at cost
     Furniture, Fixtures & Equipment                                            89,485
     Computer Equipment                                                        501,593
     Commerce Server                                                            50,000
     Computer Software                                                           9,476
                                                                         --------------
                                                                               650,554
     Less accumulated depreciation                                            (510,201)
                                                                         --------------
        NET PROPERTY AND EQUIPMENT                                             140,353
                                                                         --------------
OTHER ASSETS
     Lease Deposit                                                               9,749
     Restricted Cash                                                            93,000
     Internet Domain, net                                                        1,190
     Investment-Carbon Sciences, Inc.                                            1,250
     Loan Costs                                                                 49,050
                                                                         --------------
        TOTAL OTHER ASSETS                                                     154,239
                                                                         --------------
        TOTAL ASSETS                                                     $   1,151,194
                                                                         ==============
                 LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts Payable                                                    $      97,862
     Credit Cards Payable                                                        7,602
     Accrued expenses                                                          256,493
     Bank Line of Credit                                                        27,916
     Deferred Income                                                            32,000
     Note Payable                                                               10,000
     Customer Deposit                                                           43,030
     Derivative Liability-Debenture                                            296,281
     Capitalized Leases, Current Portion                                        32,851
                                                                         --------------
        TOTAL CURRENT LIABILITIES                                              804,035
                                                                         --------------
LONG TERM LIABILITIES
     Note payable, Other                                                       162,981
     Note payable, C.Smith                                                     144,403
     Convertible Debenture                                                     705,000
     Beneficial Conversion Feature                                            (115,471)
     Capitalized Leases                                                         22,677
                                                                         --------------
        TOTAL  LONG TERM LIABILITIES                                           919,590
                                                                         --------------

        TOTAL LIABILITIES                                                    1,723,625

SHAREHOLDERS' DEFICIT
     Common stock, $0.001 par value;
     495,000,000 authorized shares;
     245,282,938 shares issued and outstanding                                 245,283
     Additional paid in capital                                              6,504,737
     Accumulated deficit                                                    (7,322,451)
                                                                         --------------
        TOTAL SHAREHOLDERS'  DEFICIT                                          (572,431)
                                                                         --------------
        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                      $   1,151,194
                                                                         ==============

    The accompanying notes are an integral part of these financial statements

                           WARP9, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)


                                                                                      2007            2006
                                                                               --------------  --------------
REVENUE                                                                        $     604,494   $     432,676

COST OF SERVICES                                                                      39,225          96,416
                                                                               --------------  --------------

GROSS PROFIT                                                                         565,269         336,260

OPERATING EXPENSES
  Selling, general and administrative expenses                                       415,762         513,830
  Research and development                                                             1,740         107,377
  Depreciation and amortization                                                       46,134          39,639
                                                                               --------------  --------------

        TOTAL OPERATING EXPENSES                                                     463,636         660,846
                                                                               --------------  --------------

INCOME (LOSS) FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)                         101,633        (324,586)

OTHER INCOME/(EXPENSE)
  Interest income                                                                      7,027          30,620
  Interest expense                                                                   (81,916)        (62,917)
                                                                               --------------  --------------

        TOTAL OTHER INCOME (EXPENSE)                                                 (74,889)        (32,297)
                                                                               --------------  --------------

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR TAXES                              26,744        (356,883)

PROVISION FOR INCOME TAXES                                                                 -               -
                                                                               --------------  --------------

NET INCOME (LOSS)                                                                     26,744        (356,883)
                                                                               ==============  ==============


BASIC AND DILUTED LOSS PER SHARE                                               $        0.00   $       (0.00)
                                                                               ==============  ==============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                                          235,095,554     197,266,575
                                                                               ==============  ==============


    The accompanying notes are an integral part of these financial statements

                           WARP9, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS DEFICIT
                                   (Unaudited)


                                                                                       Additional
                                                                          Common         Paid-in        Accumulated
                                                          Shares           Stock         Capital         Deficit         Total
                                                     ----------------   -----------   -------------   -------------  --------------
Balance, June 30, 2007                                   227,910,128    $  227,910    $  6,251,506    $ (7,349,195)  $    (869,779)

Issuance of common stock in August 2007, note 6
Convertible debenture (unaudited)                         11,009,174        11,009         108,991               -         120,000

Issuance of common stock in September 2007, note 6
Convertible debenture (unaudited)                          6,363,636         6,364          63,636               -          70,000

Derivative liability (unaudited)                                   -             -          73,940               -          73,940

Stock option expense (unaudited)                                   -             -           6,709               -           6,709

Stock issuance cost (unaudited)                                    -             -             (45)              -             (45)

Net Income (unaudited)                                             -             -               -          26,744          26,744
                                                     ----------------   -----------   -------------   -------------  --------------

Balance, September 30, 2007 (unaudited)                  245,282,938    $  245,283    $  6,504,737    $ (7,322,451)  $    (572,431)
                                                     ================   ===========   =============   =============  ==============


















    The accompanying notes are an integral part of these financial statements

                           WARP9, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                 September 30
                                                                                             2007            2006
                                                                                        --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                    $       26,744  $     (356,883)
   Adjustment to reconcile net loss to net cash
    used in operating activities
   Depreciation and amortization                                                                20,033          22,721
   Conversion feature recorded as interest expense                                              35,941          29,861
   Cost of stock options recognized                                                              6,709          30,688
   Amortization of loan costs                                                                   26,101          16,875
   Derivative expense                                                                           21,926          12,658
         (Increase) Decrease in:
          Accounts receivable                                                                 (102,799)       (210,969)
          Prepaid and other assets                                                              (1,152)         (5,205)
          Increase (Decrease) in:
          Accounts payable                                                                      59,499          33,915
          Accrued expenses                                                                      35,218          31,248
          Deferred Income                                                                       32,000         130,667
          Other liabilities                                                                       (276)        (67,360)
                                                                                        --------------- ---------------

        NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES                                       159,944        (331,784)
                                                                                        --------------- ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of stock for investment                                                                  -         (10,000)
   Purchase of property and equipment                                                             (345)         (1,537)
                                                                                        --------------- ---------------
        NET CASH USED IN INVESTING ACTIVITIES                                                     (345)        (11,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment on note payable                                                                      (3,000)         (3,000)
   Payments on notes payable, other                                                            (47,526)              -
   Payments on capitalized leases                                                               (7,527)        (12,914)
   Proceeds from line of credit                                                                (15,000)         75,342
   Proceeds from issuance of common stock, net of cost                                             (45)           (198)
                                                                                        --------------- ---------------

        NET CASH (USED)/ PROVIDED BY FINANCING ACTIVITIES                                      (73,098)         59,230
                                                                                        --------------- ---------------

          NET INCREASE (DECREASE) IN CASH                                                       86,501        (284,091)


CASH, BEGINNING OF PERIOD                                                                      431,841         387,180
                                                                                        --------------- ---------------

CASH, END OF PERIOD                                                                     $      518,342  $      103,089
                                                                                        =============== ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                                        $        4,067  $        6,812
                                                                                        =============== ===============
   Taxes paid                                                                           $            -  $            -
                                                                                        =============== ===============

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
   During  the three  months  ended  September  30,  2007,  the  Company  issued
   17,372,810 shares of common stock at a fair value of $190,000 for the convertible debenture. During the three months ended September 30, 2006, the Company issued 10,696,641 shares of common stock at a fair value of $95,000 for the convertible debenture.

    The accompanying notes are an integral part of these financial statements

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2007

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K-SB/A for the year ended June 30, 2007.

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

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2007

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     STOCK-BASED COMPENSATION (CONTINUED)
     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of June 30, 2006. Our financial statements as of and for the three months ended September 30, 2007 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended September 30, 2007, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2007 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2007, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the three months ended September 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the year ended June 30, 2007, we accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the consolidated statement of operations during the three months ended September 30, 2007 is $6,709.


                                                                      2006
                                                                ----------------
Net income/(loss) as reported                                   $      (356,883)

Add:  Stock based employee compensation expense                               -
 included in net reported loss, net of related tax effect

Deduct:  Stock based employee compensation expense                            -
 determined under fair value based method for all awards,
 net of related tax effect
                                                                ----------------

Pro forma net income/loss)                                      $      (356,883)
                                                                ================

Basic and diluted pro forma loss per share
      As reported                                               $          0.00
                                                                ================
      Proforma                                                  $          0.00
                                                                ================

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2007

3.   CAPITAL STOCK

     At September 30, 2007, the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. During the three months ended September 30, 2007, the Company issued 17,372,810 shares of common stock ranging from $0.0109 per share to $0.0110 per share for the conversion of the debenture with a value of $190,000.

4.   CONVERTIBLE DEBENTURES

     On December 28, 2005, we consummated a securities purchase agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $1,200,000 of which the first installment of $400,000 was advanced immediately. The net amount of the first installment received by the Company was $295,500 after paying total fees of $92,500, which included legal, structuring, due diligence, commitment fees, and prior liability of $12,000. An interest expense of $100,000, representing the value of the conversion feature in accordance to EITF 00-27 was recorded for the first installment. Under EITF 00-27, the Company records a beneficial conversion cost associated with the convertibility feature of the security that equals the value of any discount to market available at the time of conversion. This beneficial conversion cost is recorded at the time the convertible security is first issued and is amortized over the stated terms.

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

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2007

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

     The debentures mature on the third anniversary of the date of issuance, and the Company is not required to make any payments until the maturity dates. Interest is accrued at 10% per annum on the principal balance outstanding. At September 30, 2007, the outstanding balance of the debentures were $705,000 and the interest accrued was $160,806.

5.   SUBSEQUENT EVENTS

     During the month of October 2007, the Company issued 11,235,955 shares of common stock for the conversion of the debenture with a fair value of $100,000.

     On October 23, 2007, we licensed our patent-pending mobile technology and certain trademarks, on a non-exclusive basis to Zingerang Software. Under the terms of the agreement, Warp 9 will retain ownership of the technology and trademarks, as well as any improvements and derivatives created by Zingerang Software. Warp 9 is entitled to receive royalties based on revenues from sales if any, generated by Zingerang Software. This agreement allows us to enhance and augment our technology and Intellectual Property portfolio without using direct resources, and still allows us to seek other licensing options in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

         This Form 10-QSB may contain "forward-looking statements," as that term is used in federal securities laws, about Warp 9, Inc.'s financial condition,results of operations and business. These statements include, among others:

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

         (j) failure of the re-licensing or other commercialization of the Roaming Messenger technology to produce revenues or profits.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company may not be able to obtain customers forits products or services, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in the Company's businesses.

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

         On October 23, 2007, we licensed our patent-pending mobile technology and certain trademarks, on a non-exclusive basis to Zingerang Software. Under the terms of the agreement, Warp 9 will retain ownership of the technology and trademarks, as well as any improvements and derivatives created by Zingerang Software. Warp 9 is entitled to receive royalties based on revenues from sales if any, generated by Zingerang Software. This agreement allows us to enhance and augment our technology and Intellectual Property portfolio without using direct resources, and still allows us to seek other licensing options in the future.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2007 COMPARED TO THE SAME PERIOD IN 2006

REVENUE

         Total revenue for the three-month period ended September 30, 2007 increased by $171,818 to $604,494 from $432,676 in the prior year, representing an increase of 40%. The increase in revenue was primarily the result of (i) an increase in monthly fees from our e-commerce software as a result of new Warp 9 SaaS clients, and (ii) a general increase in professional services from having more customers.

COST OF REVENUE

         The cost of revenue for the three-month period ended September 30, 2007 decreased by ($57,191) to $39,225 as compared to $96,416 for the three-month period ended September 30, 2006. As a percentage of revenue, cost of revenue decreased for the period ended September 30, 2007 to 7% as compared to 22% for the three-month period ended September 30, 2006. The decrease was primarily due to the elimination of the pass-through internet marketing expense, which was partially offset by costs associated with the increased sales of Warp 9 e-commerce software products and services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses decreased by ($98,068) during the three months ended September 30, 2007 to $415,762 as compared to $513,830 for the three-month period ended September 30, 2006. The decrease in SG&A expenses was primarily due to the elimination of expenses associated with the Roaming Messenger operations.

RESEARCH AND DEVELOPMENT

         Research and development expenses decreased by ($105,637) during the three months ended September 30, 2007 to $1,740 as compared to $107,377 for the three months ended September 30, 2006. The decrease is primarily due to the elimination of research and development costs relating to the Roaming Messenger operations.

DEPRECIATION AND AMORTIZATION

         Expenses related to depreciation and amortization was $46,134 for the three months ended September 30, 2007 as compared to $39,639 for the prior year. The increase is primarily due to amortization of loan costs related to the Cornell convertible debenture.

OTHER INCOME AND EXPENSE

         Total other income and expense for the three months ended September 30, 2007 was ($74,889) as compared to ($32,297) for the prior year. The change is primarily due to an increase in the derivative liability valuation and interest expense related to the Cornell convertible debenture.

NET LOSS

         For the three months ended September 30, 2007, our consolidated net income was $26,744 as compared to a consolidated net loss of ($356,883) for the three months ended September 30, 2006. We achieved a net income primarily due to a general increase in customers and sales of Warp 9 e-commerce products and services, and the elimination of costs previously associated with the Roaming Messenger operations.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash at September 30, 2007 of $518,342 as compared to cash of $103,089 as of September 30, 2006. The Company had net working capital (i.e. the difference between current assets and current liabilities) of $52,567 at September 30, 2007 as compared to a net working capital deficit of ($1,073,405) at September 30, 2006.

         Cash flow provided by operating activities was $159,944 for the three months ended September 30, 2007 as compared to cash used for operating activities of ($331,784) during the three months ended September 30, 2006.

         Cash flow used in investing activities was ($345) for the three months ended September 30, 2007 as compared to cash used in investing activities of ($11,537) during the three months ended September 30, 2006.

         Cash flow used by financing activities was ($73,098) for the three months ended September 30, 2007 as compared to cash provided by financing activities of $59,230 for the three months ended September 30, 2006.

         For the three months ended September 30, 2007, our capital needs have primarily been met from positive cash-flow.

         While we expect that our capital needs in the foreseeable future will be met by cash-on-hand and positive cash-flow, there is no assurance that the Company will have sufficient capital to finance its growth and business operations, or that such capital will be available on terms that are favorable to the Company or at all. There is no assurance that we would be able to obtain additional working capital through the private placement of common stock or from any other source.


OFF-BALANCE SHEET ARRANGEMENTS

         None.


ITEM 3.    CONTROLS AND PROCEDURES

         The Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report and, based on this evaluation, has concluded that the disclosure controls and procedures are effective.

         The Company's Board of Directors adopted Internal Controls Policies and Procedures that included Internal Controls Accounting Policy and Procedures, Approval Authority Limits and Check Signing Authority Policy effective January 1, 2007 in accordance with Sarbanes Oxley.

         The Company's Board of Directors adopted the Code of Conduct that applies to all of the directors, officers and employees of the Company on September 24, 2007.

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         During the three months ended September 30, 2007, the Company issued 17,372,810 shares of common stock ranging from $0.0109 per share to $0.011 per share for the conversion of the Cornell debenture with an outstanding balance reduction of $190,000.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. OTHER INFORMATION

         Effective as of October 23, 2007, the Company signed a Nonexclusive Technology License Agreement (the "License Agreement") with Zingerang Software, Inc., a California corporation ("Zingerang"). The Company granted a non-exclusive, worldwide, sub-licensable, non-transferable, royalty-bearing right and license to make, have made, import, use, offer for sale, sell, reproduce, distribute, display, perform or otherwise exploit the Company's Roaming Messenger(R) technology, Roaming Messenger(R) and eCapsule(R) trademarks, and patent application numbers 20060165030, 20060123396, and 20030110097 (collectively, the "Roaming Messenger Technology") for a period of five years. Warp 9 is entitled to receive royalties based on a percentage of gross sales and retain ownership of the technology and trademarks, as well asany improvements and derivatives created by Zingerang.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT NO.                DESCRIPTION

              3.1      Articles of Incorporation (1)
              3.2      Bylaws (1)
              4.1      Specimen Certificate for Common Stock (1)
              4.2      Non-Qualified Employee Stock Option Plan (2)
              10.1 First Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (3)
              10.2 Second Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (4)
              10.3 Exchange Agreement and Representations for Shareholders of Warp 9, Inc.(3)
              10.4     Termination and Assignment (5)
              31.1     Section 302 Certification
              32.1     Section 906 Certification
------------------------

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

         (1) Form 8-K Report filed with the Securities and Exchange Commission on September 21, 2007 regarding written notice from Magellan's International Travel Corporation of their decision not to renew current agreements which expire November 16, 2007.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2007           WARP 9, INC.

                                   By: \s\ Harinder Dhillon
                                   ---------------------------------------------
                                   Harinder Dhillon, Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ Louie Ucciferri                               Dated: November 13, 2007
     --------------------------------------
     Louie Ucciferri, Chairman Corporate
     Secretary, Acting Chief Financial Officer
     (Principal Financial / Accounting Officer)



By:  \s\ Harinder Dhillon                              Dated: November 13, 2007
     --------------------------------------
     Harinder Dhillon, Chief Executive Officer
     and President (Principal Executive Officer)