Form 10QSB
period 2007-12-31
WARP 9, INC.
filed 2008-02-14
CIK 743758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended December 31, 2007

[  ] Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition period from _______________ to ______________

FOR QUARTER ENDED DECEMBER 31, 2007

Commission file number 0-13215
___________

WARP 9, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	30-0050402
(State of Incorporation)	(I.R.S. Employer Identification No.)

50 Castilian Dr., Suite 101, Santa Barbara, California 93117
(Address of principal executive offices) (Zip Code)

(805) 964-3313
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(B) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

COMMON STOCK	OTC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X]	No	[__]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[__]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of February 8, 2008 the number of shares outstanding of the registrant’s only class of common stock was 268,360,998

Transitional Small Business Disclosure Format (check one)

Yes	[__]	No	[X]

PART I.   FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS
WARP 9, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007
(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$643,340
Accounts Receivable, net	312,292
Prepaid and Other Current Assets	9,040
TOTAL CURRENT ASSETS	964,672

PROPERTY & EQUIPMENT, at cost
Furniture, Fixtures & Equipment	89,485
Computer Equipment	502,584
Commerce Server	50,000
Computer Software	9,476
651,545
Less accumulated depreciation	(532,171)
NET PROPERTY AND EQUIPMENT	119,374

OTHER ASSETS
Lease Deposit	9,749
Restricted Cash	93,000
Internet Domain, net	1,148
Investment-Carbon Science	1,250
Loan Costs	33,038
TOTAL OTHER ASSETS	138,185

TOTAL ASSETS	$1,222,231

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$88,393
Credit Cards Payable	16,145
Accrued expenses	259,823
Bank Line of Credit	12,916
Deferred Income	50,000
Note Payable	7,000
Customer Deposit	38,005
Derivative Liability-Debenture	250,503
Capitalized Leases, Current Portion	31,694
TOTAL CURRENT LIABILITIES	754,479

LONG TERM LIABILITIES
Note payable, Other	125,481
Note payable	133,376
Convertible Debenture	605,000
Beneficial Conversion Feature	(88,696)
Capitalized Leases	16,042
TOTAL LONG TERM LIABILITIES	791,203

TOTAL LIABILITIES	1,545,682

SHAREHOLDERS' DEFICIT
Common stock, $0.001 par value;
495,000,000 authorized shares;
256,518,893 shares issued and outstanding	256,519
Additional paid in capital	6,641,378
Accumulated deficit	(7,221,348)
TOTAL SHAREHOLDERS' DEFICIT	(323,451)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,222,231
The accompanying notes are an integral part of these financial statements

WARP 9, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended

	12/31/2007	12/31/2006	12/31/2007	12/31/2006

REVENUE	$649,172	$903,754	$1,253,667	$1,336,430

COST OF SERVICES	37,207	210,432	76,431	306,171

GROSS PROFIT	611,965	693,322	1,177,236	1,030,259

OPERATING EXPENSES
Selling, general and administrative expenses	403,484	519,530	812,537	990,015
Research and development	16,585	-	18,325	107,377
Depreciation and amortization	22,013	23,700	42,046	46,464

TOTAL OPERATING EXPENSES	442,082	543,230	872,908	1,143,856

INCOME/(LOSS) FROM OPERATIONS BEFORE OTHER INCOME/ (EXPENSES)	169,883	150,092	304,328	(113,597)

OTHER INCOME/(EXPENSE)
Interest income	843	1,120	1,558	3,335
Other income	3,000	25,242	9,311	53,657
Interest expense	(50,674)	(41,507)	(132,590)	(117,092)
Amortization of loan cost	(16,012)	(16,875)	(42,113)	(33,750)
Stock option expense	(5,938)	(9,695)	(12,647)	(40,383)

TOTAL OTHER INCOME (EXPENSE)	(68,781)	(41,715)	(176,481)	(134,233)

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR TAXES	101,102	108,377	127,847	(247,830)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME/(LOSS)	101,102	108,377	127,847	(247,830)

BASIC AND DILUTED INCOME/(LOSS) PER SHARE	$0.00	$0.00	$0.00	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	245,282,938	209,677,484	242,009,468	203,413,895

The accompanying notes are an integral part of these financial statements

WARP 9, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT
(Unaudited)

			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, June 30, 2007	227,910,128	$227,910	$6,251,506	$(7,349,195)	$(869,779)

Issuance of common stock in August 2007, note 3
Convertible debenture	11,009,174	11,009	108,991	-	120,000

Issuance of common stock in September 2007, note 3
Convertible debenture	6,363,636	6,364	63,636	-	70,000

Derivative liability	-	-	73,940	-	73,940

Stock option expense	-	-	6,709	-	6,709

Stock issuance cost	-	-	(45)	-	(45)

Issuance of common stock in October 2007, note 3
Convertible debenture	11,235,955	11,236	88,764	-	100,000

Derivative liability	-	-	42,026	-	42,026

Stock option expense	-	-	5,938	-	5,938

Stock issuance cost	-	-	(87)	-	(87)

Net Income	-	-	-	127,847	127,847

Balance, December 31, 2007	256,518,893	$256,519	$6,641,378	$(7,221,348)	$(323,451)

The accompanying notes are an integral part of these financial statements

WARP 9, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$127,847	$(247,830)
Adjustment to reconcile net income/(loss) to net cash
used in operating activities
Depreciation and amortization	42,046	46,379
Conversion feature recorded as interest expense	62,716	58,858
Cost of stock options recognized	12,647	40,383
Amortization of loan costs	42,113	33,750
Derivative expense	18,174	(7,065)
Bad Debt Expense	26,249	20,582
(Increase) Decrease in:
Accounts receivable	(112,311)	(320,564)
Prepaid and other assets	(961)	6,041
Increase (Decrease) in:
Accounts payable	50,031	71,960
Accrued expenses	38,548	53,360
Deferred Income	50,000	74,667
Other liabilities	3,240	9,886

NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES	360,339	(159,593)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of stock for investment	-	(10,000)
Purchase of property and equipment	(1,336)	(2,424)
NET CASH USED IN INVESTING ACTIVITIES	(1,336)	(12,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on note payable	(6,000)	(6,000)
Payments on notes payable, other	(96,053)	-
Payments on capitalized leases	(15,319)	(25,489)
Change in line of credit	(30,000)	61,840
Proceeds from issuance of common stock, net of cost	(132)	(496)

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(147,504)	29,855

NET INCREASE (DECREASE) IN CASH	211,499	(142,162)

CASH, BEGINNING OF PERIOD	431,841	387,180

CASH, END OF PERIOD	$643,340	$245,018

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$8,060	$6,812
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the six months ended December 31, 2007, the Company issued
28,608,765 shares of common stock at a fair value of $290,000 for the convertible debenture. During the six months ended December 31, 2006, the Company issued 16,286,745 shares of common stock at a fair value of $90,000 for the convertible debenture.

The accompanying notes are an integral part of these financial statements

WARP 9, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
DECEMBER 31, 2007

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K-SB/A for the year ended June 30, 2007.

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Warp 9, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Stock-Based Compensation
As of June 30, 2006, the Company adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS) No. 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to

WARP 9, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
DECEMBER 31, 2007

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)
Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our statement of income. The adoption of (FAS) No. 123R by the Company had no material impact on the statement of income.

The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of June 30, 2006. Our financial statements as of and for the six months ended December 31, 2007 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the six months ended December 31, 2007, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2007 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2007, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the six months ended December 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the year ended June 30, 2007, we accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the consolidated statement of operations during the six months ended December 31, 2007 is $12,647.

3.   CAPITAL STOCK

During the six months ended December 31, 2007, the Company issued 28,608,765 shares of common stock at prices ranging from of $0.0089 per share to $0.0110 per share for the conversion of the debenture with a value of $290,000.

4.   CONVERTIBLE DEBENTURES

On December 28, 2005, we consummated a securities purchase agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $1,200,000 of which the first installment of $400,000 was advanced immediately.  The net amount of the first installment received by the Company was $295,500 after paying total fees of $92,500, which included legal, structuring, due diligence, commitment fees, and prior liability of $12,000.  An interest expense of $100,000, representing the

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
DECEMBER 31, 2007

4.   CONVERTIBLE DEBENTURES (continued)

value of the conversion feature in accordance to EITF 00-27 was recorded for the first installment. Under EITF 00-27, the Company records a beneficial conversion cost associated with the convertibility feature of the security that equals the value of any discount to market available at the time of conversion. This beneficial conversion cost is recorded at the time the convertible security is first issued and is amortized over the stated terms.

Holders  of the debentures  may  convert  at  any  time  amounts  outstanding  under  the debentures into shares  of our common stock  at a conversion price per share equal to the lesser of (i) $0.15 or (ii) 80% of  the  lowest  volume  weighted  average  price  of  our  common  stock  during  the  five trading  days  immediately  preceding  the  conversion  date as quoted  by  Bloomberg, LP. Cornell has  agreed not to short any of the shares of Common Stock.  EITF 00-19 is applicable to debentures issued by the Company in instances where the number of shares into which a debenture can be converted is not fixed. For example, when a debenture converts at a discount to market based on the stock price on the date of conversion. In such instances, EITF 00-19 requires that the embedded conversion option of the convertible debentures be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under EITF 00-19, the Company records a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the beneficial conversion feature. The discount is then amortized over the life of the debentures and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability is charged to additional paid-in capital.  For purpose of determining derivative liability, the Company uses Black Scholes modeling for computing historic volatility.

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

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
DECEMBER 31, 2007

4.   CONVERTIBLE DEBENTURES (continued)

The debentures mature on the third anniversary of the date of issuance, and the Company is not required to make any payments until the maturity dates. Interest is accrued at 10% per annum on the principal balance outstanding.  At December 31, 2007, the outstanding balance of the debentures were $605,000 and the interest accrued was $176,739.

5.   INCOME TAXES

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007.  Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.

Included in the balance at December 31, 2007, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

6.   SUBSEQUENT EVENTS

During the month of January 2008, the Company issued 11,842,105 shares of common stock for the  conversion of the debenture with a fair value of $45,000.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Form 10-QSB may contain “forward-looking statements,” as that term is used in federal securities laws, about Warp 9, Inc.’s financial condition, results of operations and business.  These statements include, among others:

·        statements concerning the potential benefits that Warp 9, Inc. (“W9” or the “Company”) may experience from its business activities and certain transactions it contemplates or has completed; and

·        statements of W9’s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.  These statements may be made expressly in this Form 10-QSB.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-QSB.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause W9’s actual results to be materially different from any future results expressed or implied by W9 in those statements.  The most important facts that could prevent W9 from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company's stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	failure to further commercialize its technology or to make sales;

(f)	reduction in demand for the Company's products and services;

(g)	rapid and significant changes in markets;

(h)	litigation with or legal claims and allegations by outside parties;

(i)	insufficient revenues to cover operating costs;

(j)	failure of the re-licensing or other commercialization of the Roaming Messenger technology to produce revenues or profits;

(k)	adverse impact of outstanding convertible debenture on Company’s stock price.

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company may not be able to obtain customers for its products or services, the Company’s products and services may become obsolete, government regulation may hinder the Company’s business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, the exercise of outstanding warrants and stock options, or the conversion of outstanding convertible debentures, and other risks inherent in the Company’s businesses.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  W9 cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-QSB.  The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that W9 or persons acting on its behalf may issue.  The Company does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB, or to reflect the occurrence of unanticipated events.

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

We charge our customers a monthly fee for using our e-commerce software based on a Software-as-a-Service model.  These fees include fixed monthly charges, and variable fees based on the sales volume of our clients’ e-commerce websites.  Unlike traditional  software companies that sell software on a perpetual  license where  quarterly and annual  revenues are quite  difficult  to  predict,  our SaaS model  spreads  the  collection  of contract revenue over several quarters or years and makes our revenues more predictable for a longer period of time.

While the Warp 9 Internet Commerce System (ICS) is our flagship and highest revenue product, we have been developing and deploying new products based a proprietary virtual publishing technology that we have developed.  These new products will allow for the creation of interactive web versions of paper catalogs and magazines where users can flip through pages with a mouse and click on products or advertisements.  These magazines or catalogs will have built-in integration for e-commerce transactions through our ICS product and other transaction based activities.  Accordingly, when shoppers click on a product, they are taken to the e-commerce product page where they can add that product to their shopping cart for purchasing.  Clients utilizing this technology have discovered when exposing consumers to the virtual catalogs, a higher average order size and significant increase in rate of conversion result.  We have been selling this solution on a limited basis as a professional service while we refine the product and technology.  We believe there are many markets for our virtual catalog and magazine technology and we intend to test market these new products in the near future.

On October 23, 2007, we licensed our patent-pending mobile technology and certain trademarks on a non-exclusive basis to Zingerang Software. Under the terms of the agreement, Warp 9 will retain ownership of the technology and trademarks, as well as any improvements and derivatives created by Zingerang Software. Warp 9 is entitled to receive royalties based on revenues from sales if any, generated by Zingerang Software. This agreement allows us to enhance and augment our technology and intellectual property portfolio without using direct resources, and still allows us to seek other licensing options in the future.

Results of Operations for the Three-Months and Six-Months Ended December 31, 2007 Compared to the Three-Months and Six-Months Ended December 31, 2006

REVENUE

Total revenue for the three-month period ended December 31, 2007 decreased by ($254,582) to $649,172 from $903,754 in the same period of the prior year. The overall decrease in revenue was primarily the result of the elimination of the pass-through Internet marketing expense as an item of revenue and, to a lesser degree, an increase in recurring revenue and a decrease in professional services revenue. For the six-month period ended December 31, 2007 total revenue decreased 6% or ($82,763) to $1,253,667 from $1,336,430 in the same period of the prior year.  The overall decrease in revenue was primarily the result of the elimination of the pass-through Internet marketing expense as an item of revenue.

COST OF REVENUE

The cost of revenue for the three-month period ended December 31, 2007 decreased ($173,225) to $37,207 as compared to $210,432 for the three-month period ended December 31, 2006 representing a decrease of 82%, and for the six-month period ended December 31, 2007 cost of revenue decreased 75% by ($229,740) to $76,431 from $306,171 in the same period of the prior year.  The decrease was primarily due to the elimination of the pass-through Internet marketing expense as an item of revenue and partially offset by an increase in the amount of sales commissions paid.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling,  general  and  administrative  (SG&A)  expenses  decreased  by ($116,046)  during  the  three months  ended December 31,  2007 to  $403,484 as compared to  $519,530  for the three-month  period  ended December 31, 2006.  For the six-month period ended December 31, 2007 SG&A expenses decreased by ($177,478) to $812,537 from $990,015 for the period ending December 31, 2006.  The decrease in SG&A expenses was primarily due to the elimination of expenses associated with the Roaming Messenger operations including rental expense and a reduction in certain ongoing vendor provided professional services and insurance.

RESEARCH AND DEVELOPMENT

Research and development expenses increased to $16,585 during the three months ended December 31, 2007 compared to $0 for the same period ending December 31, 2006.  The increase in R&D expense for this period was due to focus on existing Warp 9 product enhancements as well as new products.  In the six-month period ending December 31, 2007 the research and development expenses decreased by ($89,052) to $18,325 as compared to $107,377 for the six months ended December 31, 2006. The decrease for the six month period is primarily due to the elimination of research and development costs, associated with the Roaming Messenger operations.

DEPRECIATION AND AMORTIZATION

Expenses related to depreciation and amortization was $22,013 for the three months ended December 31, 2007 as compared to $23,700 for the three months ended December 31, 2006, and for the six months ended December 31, 2007, the depreciation and amortization was $42,046 as compared to $46,464 during the same period of the prior year.

OTHER INCOME AND EXPENSE

Total other income and expense for the three months ended December 31, 2007 was ($68,781) compared to ($41,715) for the same period of the prior year and for the six-month period ending December 31, 2007, was ($176,481) as compared to ($134,233) for the same period of the prior year.  The increase of other expense is due to a reduction in rental income, as well as an increase in the derivative liability valuation and interest expense related to the Cornell convertible debenture.

NET INCOME

For the three months ended December 31, 2007, net income was $101,102 as compared to a consolidated net income of $108,376 for the three months ended December 31, 2006.  The change in the net income for the three months ended December 31, 2007 was primarily due an increase in operating income off-set by a decrease in rental income and an increase in interest expense related to the Cornell convertible debenture.  For the six-month period ended December 31, 2007, the net income was $127,847 compared to a net loss of ($247,830) for the six months ended December 31, 2006. The increase in net income for the six months was primarily due to the elimination of costs previously associated with the Roaming Messenger operations and an increase in revenue from e-commerce products and services.

Liquidity and Capital Resources

The Company had cash at December 31, 2007 of $643,340 as compared to cash of $245,018 as of December 31, 2006.  The Company had net working capital (i.e. the difference between current assets and current liabilities) of $76,815 at December 31, 2007 as compared to a net working capital deficit of ($845,641) at December 31, 2006.

Cash flow provided by operating activities was $360,339 for the six months ended December 31, 2007 as compared to cash used for operating activities of ($159,593) during the six months ended December 31, 2006.

Cash flow used in investing activities was ($1,336) for the six months ended December 31, 2007 as compared to cash used in investing activities of ($12,424) during the six months ended December 31, 2006.

Cash flow used by financing activities was ($147,504) for the six months ended December 31, 2007 as compared to cash provided by financing activities of $29,855 for the six months ended December 31, 2006.

For the six months ended December 31, 2007, our capital needs have primarily been met from positive cash-flow.

While we expect that our capital needs in the foreseeable future will be met by cash-on-hand and positive cash-flow, there is no assurance that the Company will have sufficient capital to finance its growth and business operations, or that such capital will be available on terms that are favorable to the Company or at all. T There is no assurance that we would be able to obtain additional working capital through the private placement of common stock or from any other source.

Off-Balance Sheet Arrangements

None.

Item 3.  CONTROLS AND PROCEDURES

The Company’s Chairman, Chief Executive Officer, and Acting Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report and, based on this evaluation, has concluded that the disclosure controls and procedures are effective.

The Company’s Board of Directors adopted Internal Controls Policies and Procedures that included Internal Controls Accounting Policy and Procedures, Approval Authority Limits and Check Signing Authority Policy effective January 1, 2007 in accordance with Sarbanes Oxley.

The Company’s Board of Directors adopted the Code of Conduct that applies to all of the directors, officers and employees of the Company on September 24, 2007.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. CHANGES IN SECURITIES

During the three months ended December 31, 2007, the Company issued 11,235,955 shares of common stock at $.0089 per share for the conversion of the Cornell debenture resulting in an outstanding balance reduction of $100,000.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

Effective as of October 23, 2007, the Company signed a Nonexclusive Technology License Agreement (the “License Agreement”) with Zingerang Software, Inc., a California corporation (“Zingerang”).  The Company granted a non-exclusive, worldwide, sub-licensable, non-transferable, royalty-bearing right and license to make, have made, import, use, offer for sale, sell, reproduce, distribute, display, perform or otherwise exploit the Company's Roaming Messenger® technology, Roaming Messenger® and eCapsule® trademarks,  and patent application numbers 20060165030, 20060123396, and 20030110097 (collectively, the “Roaming Messenger Technology”) for a period of five years. Warp 9 is entitled to receive royalties based on a percentage of gross sales and retain ownership of the technology and trademarks, as well as any improvements and derivatives created by Zingerang.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen Certificate for Common Stock (1)
4.2	Non-Qualified Employee Stock Option Plan (2)
10.1	First Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (3)
10.2	Second Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (4)
10.3	Exchange Agreement and Representations for Shareholders of Warp 9, Inc.(3)
10.4	Termination and Assignment (5)
31.1	Section 302 Certification
32.1	Section 906 Certification
_________________________

(1)	Incorporated by reference from the exhibits included with the Company's prior Report on Form 10-KSB filed with the Securities and Exchange Commission, dated March 31, 2002.

(2)	Incorporated by reference from the exhibits included in the Company's Information Statement filed with the Securities and Exchange Commission, dated August 1, 2003.

(3)	Incorporated by reference from the exhibits included with the Company's prior Report on Form SC 14F1 filed with the Securities and Exchange Commission, dated April 8, 2003.

(4)	Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated May 30, 2003.

(5)	Incorporated by reference from the exhibits included with the Company’s prior Report on Form 8K filed with the Securities and Exchange Commission, dated May 7, 2007.

(b)           The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

(1)
Form 8-K Report filed with the Securities and Exchange Commission on September 21, 2007 regarding written notice from Magellan’s International Travel Corporation of their decision not to renew current agreements which expire on November 16, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2008	WARP 9, INC.
(Registrant)

By: \s\Harinder Dhillon
Harinder Dhillon, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: \s\Louie Ucciferri	Dated: February 13, 2008
Louie Ucciferri, Chairman
Corporate Secretary, Acting
Chief Financial Officer
(Principal Financial / Accounting
Officer)

By: \s\Harinder Dhillon	Dated: February 13, 2008
Harinder Dhillon, Chief Executive
Officer and President
(Principal Executive Officer)