Form 10QSB
period 2008-03-31
WARP 9, INC.
filed 2008-05-13
CIK 743758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended March 31, 2008

[  ] Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition period from _______________ to ______________

FOR QUARTER ENDED March 31, 2008

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

As of May 7, 2008 the number of shares outstanding of the registrant’s only class of common stock was 309,616,014.

Transitional Small Business Disclosure Format (check one)

Yes	[__]	No	[X]

PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

WARP9, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
MARCH 31, 2008
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$779,583
Accounts Receivable, net	312,742
Prepaid and Other Current Assets	12,496
TOTAL CURRENT ASSETS	1,104,821

PROPERTY & EQUIPMENT, at cost
Furniture, Fixtures & Equipment	89,485
Computer Equipment	505,603
Commerce Server	50,000
Computer Software	9,476
654,564
Less accumulated depreciation	(553,602)
NET PROPERTY AND EQUIPMENT	100,962

OTHER ASSETS
Lease Deposit	9,749
Restricted Cash	93,000
Internet Domain, net	1,105
Investment-Carbon Sciences	1,250
Loan Costs	17,967
TOTAL OTHER ASSETS	123,071

TOTAL ASSETS	$1,328,854

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$55,574
Credit Cards Payable	1,528
Accrued expenses	268,491
Bank Line of Credit	7,916
Deferred Income	71,667
Note Payable	4,000
Customer Deposit	54,360
Derivative Liability-Debenture	213,582
Capitalized Leases, Current Portion	27,498
TOTAL CURRENT LIABILITIES	704,616

LONG TERM LIABILITIES
Note payable, Other	123,349
Note payable	87,981
Covertible Debenture	469,326
Beneficial Conversion Feature	(62,367)
Capitalized Leases	12,172
TOTAL LONG TERM LIABILITIES	630,461

TOTAL LIABILITIES	1,335,077

SHAREHOLDERS' DEFICIT
Common stock, $0.001 par value;
495,000,000 authorized shares;
295,154,476 shares issued and outstanding	295,154
Additional paid in capital	6,800,356
Accumulated deficit	(7,101,733)
TOTAL SHAREHOLDERS' DEFICIT	(6,223)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,328,854

The accompanying notes are an integral part of these financial statements

WARP9, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended

	3/31/2008	3/31/2007	3/31/2008	3/31/2007

REVENUE	$580,477	$771,989	$1,834,143	$2,108,419

COST OF SERVICES	28,603	146,679	105,034	452,850

GROSS PROFIT	551,874	625,310	1,729,109	1,655,569

OPERATING EXPENSES
Selling, general and administrative expenses	332,809	487,320	1,145,346	1,477,334
Research and development	13,285	1,395	31,610	108,772
Depreciation and amortization	21,474	24,805	63,519	71,269

TOTAL OPERATING EXPENSES	367,568	513,520	1,240,475	1,657,375

INCOME/LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	184,306	111,790	488,634	(1,806)

OTHER INCOME/(EXPENSE)
Interest income	12,989	957	12,842	1,769
Other income	4,786	22,407	15,802	78,576
Interest expense	(62,972)	(82,179)	(195,563)	(199,260)
Amortization of loan cost	(15,072)	(16,875)	(57,184)	(50,625)
Stock option expense	(4,422)	(9,695)	(17,069)	(50,078)

TOTAL OTHER INCOME (EXPENSE)	(64,691)	(85,385)	(241,172)	(219,618)

INCOME/LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	119,615	26,405	247,462	(221,424)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME/LOSS	119,615	26,405	247,462	(221,424)

BASIC AND DILUTED INCOME/LOSS PER SHARE	$0.00	$0.00	$0.00	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	245,282,938	216,786,532	243,092,689	207,806,367

The accompanying notes are an integral part of these financial statements

WARP9, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT
(Unaudited)

			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, June 30, 2007	227,910,128	$227,910	$6,251,506	$(7,349,195)	$(869,779)

Issuance of common stock in August 2007, note 3
Convertible debenture	11,009,174	11,009	108,991	-	120,000

Issuance of common stock in September 2007, note 3
Convertible debenture	6,363,636	6,364	63,636	-	70,000

Derivative liability	-	-	73,940	-	73,940

Stock option expense	-	-	6,709	-	6,709

Stock issuance cost	-	-	(45)	-	(45)

Issuance of common stock in October 2007, note 3
Convertible debenture	11,235,955	11,236	88,764	-	100,000

Derivative liability	-	-	42,026	-	42,026

Stock option expense	-	-	5,938	-	5,938

Stock issuance cost	-	-	(87)	-	(87)

Issuance of common stock in January 2008, note 3
Convertible debenture	11,842,105	11,842	33,158	-	45,000

Issuance of common stock in February 2008, note 3
Convertible debenture	13,043,478	13,043	39,131	-	52,174

Issuance of common stock in March 2008, note 3
Convertible debenture	13,750,000	13,750	24,750	-	38,500

Derivative liability	-	-	57,564	-	57,564

Stock option expense	-	-	4,422	-	4,422

Stock issuance cost	-	-	(47)	-	(47)

Net Income	-	-	-	247,462	247,462

Balance, March 31, 2008	295,154,476	$295,154	$6,800,356	$(7,101,733)	$(6,223)

The accompanying notes are an integral part of these financial statements

WARP9, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$247,462	$(221,424)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	63,519	71,141
Conversion feature recorded as interest expense	89,045	86,605
Cost of stock options recognized	17,069	50,078
Amortization of loan costs	57,184	50,625
Derivative expense	38,817	17,949
Bad debt expense	15,308	40,913
(Increase) Decrease in:
Accounts receivable	(101,820)	(226,715)
Prepaid and other assets	(4,417)	(7,593)
Increase (Decrease) in:
Accounts payable	7,155	24,477
Accrued expenses	47,216	66,488
Deferred Income	71,667	(57,333)
Other liabilities	15,036	(24,841)

NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES	563,241	(129,630)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of stock for investment	-	(10,000)
Purchase of property and equipment	(4,355)	(3,702)
NET CASH USED IN INVESTING ACTIVITIES	(4,355)	(13,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on note payable	(9,000)	(9,000)
Payments on notes payable, other	(143,580)	-
Payments on capitalized leases	(23,385)	(38,484)
Change in line of credit	(35,000)	52,574
Stock Issuance Costs	(179)	(735)

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(211,144)	4,355

NET INCREASE (DECREASE) IN CASH	347,742	(138,977)

CASH, BEGINNING OF PERIOD	431,841	387,180

CASH, END OF PERIOD	$779,583	$248,203

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$10,745	$12,884
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the nine months ended March 31, 2008, the Company issued 67,244,348 shares of common stock at a fair value of $425,674 for the convertible debenture.
During the nine months ended March 31, 2007, the Company issued 38,107,082 shares of common stock at a fair value of $245,000 for the convertible debenture.

The accompanying notes are an integral part of these financial statements

WARP 9, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
MARCH 31, 2008

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB/A for the year ended June 30, 2007.

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

Stock-Based Compensation
As of June 30, 2006, the Company adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS) No. 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our statement of income. The adoption of (FAS) No. 123R by the Company had no material impact on the statement of income.

The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of June 30, 2006. Our financial statements as of and for the nine months ended March 31, 2008 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the nine months ended March 31, 2008, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2008 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to March 31, 2008, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the nine months ended March 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the year ended June 30, 2007, we accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the consolidated statement of operations during the nine months ended March 31, 2008 is $17,069.

Reclassification
Certain items included in the three and nine months ended March 31, 2007 financial statements have been reclassified to conform to the current year presentation.

WARP 9, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
MARCH 31, 2008

3.      CAPITAL STOCK

During the nine months ended March 31, 2008, the Company issued 67,244,348 shares of common stock at prices ranging from of $0.0023 per share to $0.0110 per share for the conversion of the debenture with a value of $425,674.

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

The debentures mature on the third anniversary of the date of issuance, and the Company is not required to make any payments until the maturity dates. Interest is accrued at 10% per annum on

WARP 9, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
MARCH 31, 2008

the principal balance outstanding.  At March 31, 2008, the outstanding balance of the debentures were $469,326 and the interest accrued was $189,929.

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

Included in the balance at March 31, 2008, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

6.   SUBSEQUENT EVENTS

During the month of April 2008, the Company issued 14,461,538 shares of common stock for the  conversion of the debenture with a fair value of $37,600.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements

This Form 10-QSB may contain “forward-looking statements,” as that term is used in federal securities laws, about Warp 9, Inc.’s financial condition, results of operations and business.  These statements include, among others:

•	statements concerning the potential benefits that Warp 9, Inc. (“W9” or the “Company”) may experience from its business activities and certain transactions it contemplates or has completed; and

•
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

Current Overview

      Warp 9 is a provider of e-commerce software platforms and services for the catalog and retail industry.  Our suite of software platforms are designed to help multi-channel retailers maximize the Internet channel by applying our technologies for online catalogs, email marketing campaigns, and interactive visual   merchandising.   Offered   as   an   outsourced   and   fully   managed Software-as-a-Service ("SaaS") model, our products allow customers to focus on their core business, rather than technical implementations and software and hardware architecture, design, and maintenance.  We also offer professional  services to our  clients  which  include  online  catalog  design, merchandizing and  optimization,  order  management,  e-mail marketing  campaign development,  integration  to third party  payment  processing  and  fulfillment systems, analytics, custom reporting and strategic consultation.

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

Results of Operations for the Three-Months and Nine-Months Ended March 31, 2008 Compared to the Three-Months and Nine-Months Ended March 31, 2007

REVENUE

Total revenue for the three-month period ended March 31, 2008 decreased by ($191,512) to $580,477 from $771,989 in the same period of the prior year. The overall decrease in revenue was primarily the result of the elimination of the pass-through Internet marketing expense as an item of revenue and, to a lesser degree, an increase in recurring revenue and a decrease in professional services revenue. For the nine-month period ended March 31, 2008 total revenue decreased 13% or ($274,276) to $1,834,143 from $2,108,419 in the same period of the prior year.  The overall decrease in revenue was primarily the result of the elimination of the pass-through Internet marketing expense as an item of revenue offset by an increase in recurring revenue and a decrease in professional services revenue.

COST OF REVENUE

The cost of revenue for the three-month period ended March 31, 2008 decreased ($118,076) to $28,603 as compared to $146,679 for the three-month period ended March 31, 2007 representing a decrease of 80%, and for the nine-month period ended March 31, 2007 cost of revenue decreased 77% by ($347,816) to $105,034 from $452,850 in the same period of the prior year.  The decrease was primarily due to the elimination of the pass-through Internet marketing expense as an item of revenue and partially offset by an increase in the amount of sales commissions paid.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling,  general  and  administrative  (SG&A)  expenses  decreased  by ($154,511)  during  the  three months  ended March 31,  2008 to  $332,809 as compared to  $487,320  for the three-month  period  ended March 31, 2007.  For the nine-month period ended March 31, 2008 SG&A expenses decreased by ($331,988) to $1,145,346 from $1,477,334 for the period ending March 31, 2007.  The decrease in SG&A expenses was primarily due to the elimination of expenses associated with the Roaming Messenger operations including office space rental expense and a reduction in certain ongoing vendor provided professional services and insurance.

RESEARCH AND DEVELOPMENT

Research and development expenses increased to $13,285 during the three months ended March 31, 2008 compared to $1,395 for the same period ending March 31, 2007.  The increase in R&D expense for this period was due to focus on existing Warp 9 product enhancements as well as new products.  In the nine-month period ending March 31, 2008 the research and development expenses decreased by ($77,162) to $31,610 as compared to $108,772 for the nine months ended March 31, 2007. The decrease for the nine month period is primarily due to the elimination of research and development costs associated with the Roaming Messenger operations.

DEPRECIATION AND AMORTIZATION

Expenses related to depreciation and amortization was $21,474 for the three months ended March 31, 2008 as compared to $24,805 for the three months ended March 31, 2007, and for the nine months ended March 31, 2008, the depreciation and amortization was $63,519 as compared to $71,269 during the same period of the prior year.

OTHER INCOME AND EXPENSE

Total other income and expense for the three months ended March 31, 2008 was ($64,691) compared to ($85,385) for the same period of the prior year and for the nine-month period ending March 31, 2008, was ($241,172) as compared to ($219,618) for the same period of the prior year.  The increase of other expense is due to a reduction in rental income from the sub-lease of office space, as well as an increase in the derivative liability valuation and interest expense related to the Cornell convertible debenture.

NET INCOME

For the three months ended March 31, 2008, net income was $119,615 as compared to a net income of $26,405 for the three months ended March 31, 2007.  The change in the net income for the three months ended March 31, 2007 was primarily due to an increase in operating income partially off-set by a decrease in rental income from the sub-lease of office space.  For the nine-month period ended March 31, 2008, the net income was $247,462 compared to a net loss of ($221,424) for the nine months ended March 31, 2007. The increase in net income for the nine months was primarily due to the elimination of costs previously associated with the Roaming Messenger operations and an increase in revenue from e-commerce products and services.

Liquidity and Capital Resources

The Company had cash at March 31, 2008 of $779,583 as compared to cash of $248,203 as of March 31, 2007.  The Company had net working capital (i.e. the difference between current assets and current liabilities) of $400,205 at March 31, 2008 as compared to a net working capital deficit of ($482,178) at March 31, 2007.

Cash flow provided by operating activities was $563,241 for the nine months ended March 31, 2008 as compared to cash used for operating activities of ($129,630) during the nine months ended March 31, 2007.

Cash flow used in investing activities was ($4,355) for the nine months ended March 31, 2008 as compared to cash used in investing activities of ($13,702) during the nine months ended March 31, 2007.

Cash flow used by financing activities was ($211,144) for the nine months ended March 31, 2008 as compared to cash provided by financing activities of $4,355 for the nine months ended March 31, 2007.

While we expect that our capital needs in the foreseeable future may be met by cash-on-hand and positive cash-flow, there is no assurance that the Company will have sufficient capital to finance its growth and business operations, or that such capital will be available on terms that are favorable to the Company or at all. In the current financial environment, it has been difficult for the Company to obtain equipment leases and other business financing.  There is no assurance that we would be able to obtain additional working capital through the private placement of common stock or from any other source.

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

PART II.  - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. CHANGES IN SECURITIES

During the three months ended March 31, 2008, the Company issued 38,635,583 shares of common stock at prices ranging from $.0023 per share to $.004 per share for the conversion of the Cornell debenture resulting in an outstanding balance reduction of $135,673.91.

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

Dated: May 13, 2008	WARP 9, INC.
(Registrant)

By: \s\Harinder Dhillon
Harinder Dhillon, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: \s\Louie Ucciferri	Dated: May 13, 2008
Louie Ucciferri, Chairman
Corporate Secretary, Acting
Chief Financial Officer
(Principal Financial / Accounting
Officer)

By: \s\Harinder Dhillon	Dated: May 13, 2008
Harinder Dhillon, Chief Executive
Officer and President
(Principal Executive Officer)