Form 10-K
period 2008-06-30
WARP 9, INC.
filed 2008-09-29
CIK 743758

FORM 10-K

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2008

Commission file number 0-13215

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes |_| No |X|

Indicate by check mark if the registrant is not required to filed reports pursuant to Section 13 or Section 15(d) of the Act.Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    |X|

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[___]	Accelerated filer	[___]
Non-accelerated filer (Do not check if a smaller reporting company)	[___]	Smaller reporting company	[_X_]

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $3,405,798 as of June 30, 2008.

There were 340,579,815 shares outstanding of the registrant's Common Stock as of September 12, 2008.

PART I

ITEM 1. BUSINESS

Company History

Warp 9, Inc. (“Warp 9” or the “Company”) is a Nevada corporation formerly known as Roaming Messenger, Inc., formerly known as Latinocare Management Corporation (“LMC”).  On August 24, 2006, the Company’s board of directors and majority shareholders voted to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc. to reflect a new strategic plan of focusing primarily on the business of the Company’s wholly owned subsidiary, Warp 9, Inc., a Delaware corporation that is an e-commerce Software-as-a-Service (“SaaS”) provider.

General

We are a provider of e-commerce software platforms and services for the catalog and retail industry.  Our suite of software platforms are designed to help multi-channel retailers maximize the Internet channel by applying our technologies for online e-commerce, e-mail marketing campaigns, and interactive visual merchandising. Offered as an outsourced and fully managed Software-as-a-Service (“SaaS”) model, our products allow customers to focus on their core business, rather than technical implementations and software and hardware architecture, design, and maintenance.  We also offer professional services to our clients which include online catalog design, merchandizing and optimization, order management, e-mail marketing campaign development, integration to third party payment processing and fulfillment systems, analytics, custom reporting and strategic consultation.

Our products and services allow our clients to lower costs and focus on promoting and marketing their brand, product line and website while leveraging the investments we have made in technology and infrastructure to operate a dynamic online Internet presence.

We charge our customers a monthly fee for using our e-commerce software based on a Software-as-a-Service model.  These recurring fees include fixed monthly charges, and variable fees based on the sales volume of our clients’ e-commerce websites. Unlike traditional software companies that sell software on a perpetual license where quarterly and annual revenues are quite difficult to predict, our SaaS model spreads the collection of contract revenue over several quarters or years and makes our revenues more predictable for a longer period of time.

While the Warp 9 Internet Commerce System (“ICS”) is our flagship and highest revenue product, we have been developing and deploying new products based on a proprietary virtual publishing technology that we have developed. These new products will allow for the creation of interactive web versions of paper catalogs and magazines where users can flip through pages with a mouse and click on products or advertisements. These magazines or catalogs will have built-in integration for e-commerce transactions through our ICS product and other transaction based activities. Accordingly, when shoppers click on a product, they are taken to the e-commerce product page where they can add that product to their shopping cart for purchasing. Clients utilizing this technology have discovered when exposing consumers to the virtual catalogs, a higher average order size and significant increase in rate of conversion result. We have been selling this solution on a limited basis as a professional service while we refine the product and technology.  We believe there are many markets for our virtual catalog and magazine technology and we intend to test market these new products in the near future.

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

Industry Overview

Growth of the Internet and E-Commerce

Online retailing and e-commerce sales continue to grow. The U.S. Commerce Department reported that e-commerce sales in the fourth quarter of 2007 rose 18.4% compared to the fourth quarter of 2006, continuing a series of strong quarterly growth reports.  According to the 2008 State of Retailing Online report from Forrester Research, online sales will continue to rise 17 percent to $204 billion this year alone. According to the report, search engine marketing continues to be the most effective way to reach new customers and is also emerging as a great customer retention tool.  The apparel category ($26.6 billion) continues to lead as the largest sales category.

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

Technology Products

We primarily offer four proprietary software systems to our customers – e-commerce, e-mail marketing, virtual catalog publishing, and virtual magazine publishing.  It is our product development goal to create other complementary systems to deliver a fully integrated platform for a successful e-commerce operation.

Warp 9 Internet Commerce System (Warp 9 ICS)

The Warp 9 ICS is an enterprise-grade software system that enables catalogers and retailers to expand their operation to the Internet with minimal investment, overhead and risk. A business does not need to invest in new hardware or software in order to utilize the Warp 9 ICS, because it is offered as a fully managed online e-commerce system hosted in our Internet datacenter.   With a range of easy to use and highly customizable features for product presentation as well store management, Warp 9 ICS satisfies many of the current and next generation requirements of catalogers and retailers.  We charge our customers a recurring monthly fee for using the Warp 9 ICS software based on 12, 24 and 36 month term agreements. There are various pricing packages for Warp 9 ICS, depending on the customer’s desired level of scalability and reliability.

Warp 9 ICS is designed with a highly scalable enterprise architecture that allows us to provide our customers with maximum performance and system uptime.  As our customer base or transaction volume grows, we simply add new servers, CPUs, memory and bandwidth without substantial changes to the ICS software.  The high end version of the Warp 9 ICS offering operates on a cluster of load balanced and fault-tolerant servers in our datacenter.  If a server in the cluster fails for any reason, the architecture shifts the traffic to other available servers, thus minimizing downtime and disruption to our customers’ mission critical e-commerce websites.

Warp 9 E-mail Marketing System (Warp 9 EMS)

Warp 9 EMS is a web-based e-mail campaign and list management system designed for high performance and reliability. EMS's sophisticated technology will allow markets to send targeted e-mail campaigns that help grow, retain and maximize the lifetime value of their customers. Through content personalization and list segmentation, campaign efforts will result in higher response rates, higher conversion rates and improved customer loyalty. E-mail marketing systems, such as Warp 9 EMS, enable unprecedented response times that are not achievable through traditional forms of direct marketing. ICS customers can also purchase EMS to complement their online e-commerce strategy.

Warp 9 Virtual Catalog  System (Warp 9 VCS)

Warp 9 VCS creates an interactive digital experience for online customers.  The VCS product creates a unique shopping environment using Warp 9’s virtual publishing technology to deliver an increase in multi-channel sales.  Readers can bend and flip through virtual pages as they read the online catalog, zoom into product descriptions and images, and click on products to bring them to the relevant transactional e-commerce product pages. Warp 9's virtual publishing technology transforms a catalog from a static medium to a dynamic, interactive, and transactional medium. VCS product allows the cataloger to extend the life of a print property and allows for increased conversion rates.

Warp 9 Virtual Magazine  System (Warp 9 VMS)

Warp 9 VMS is an interactive magazine publishing interface with enhanced features which creates an extremely appealing and interactive digital experience of a print magazine for online viewers.  Readers are engaged with an experience that mimics the paper version of the magazine, allowing readers to bend and flip through virtual pages as they read the online magazine, zoom into articles and pictures, and click on advertisements. The VMS product allows a magazine publisher to extend the life of a print property and adds value to advertisers by creating additional revenue opportunities by providing a shorter, more direct path between readers and advertisers.

Professional Services

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

Site Design and Development

We offer our clients site design services that utilize our experience and expertise to create efficient and effective online stores powered by Warp 9 ICS.  Our e-commerce solutions can be deployed quickly for our clients and implemented in a variety of ways from simple shopping websites to complex systems that integrate to backend inventory management systems.  This is all done by maximally using the feature set of Warp 9 ICS.

Merchandizing and Promotions Design

The Warp 9 ICS technology platform supports a wide range of merchandising activities.  On an ongoing basis, we help our clients create effective promotional activities, up-sell, cross-sell as well as promote featured products during any phase of the shopping process.  By doing so, our professional services team continues to work with our clients to deliver targeted offers designed to increase conversion ratios and average order size.

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

Revenue Model

We charge our customers a recurring monthly fee, based on term contracts, to use the Warp 9 ICS and Warp 9 EMS products under a Software-as-a-Service (“SaaS”) model.  Unlike traditional software companies that sell software on a perpetual license where quarterly and annual revenues are very difficult to predict, our SaaS model spreads the collection of contracts over several quarters or years and makes our revenues more predictable for a longer period of time.

The Company also generates revenue by offering professional web production, graphic design, marketing, and other consulting services to support Warp 9 products and generally to aid in the operations of our customers’ e-commerce activities.

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

Revenue Growth

Through our team of services consultants, we help our clients grow their businesses by applying our technology and experience to (i) increase the acquisition, retention and lifetime value of new customers; (ii) extending their businesses into new geographic markets; and (iii) expanding the visibility and sales of their products through new online sales channels. We have developed substantial expertise in online marketing and merchandising, which we apply to help our clients increase traffic to their online stores, and improve order close ratios, average order sizes and repeat purchases, all of which are designed to generate higher revenues for our clients’ businesses and greater revenue for Warp 9.

Deployment Speed

Businesses can reduce the time required to develop an e-commerce presence by utilizing our outsourced business model. Typically, a new client can have an online store live much more quickly than if they decided to build, test and deploy the e-commerce capability in-house. Once they are operational on our platform, clients can utilize our remote control toolset to make real-time changes to their online store, allowing them to address issues and take advantage of opportunities without technical assistance.

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

We currently market our e-commerce solutions directly to clients and prospective clients.  We focus our efforts on generating awareness of the Warp 9 brand and capabilities and establishing our position as a leader in the online e-commerce space.  Our sales team calls on senior marketing and IT executives within a retailer or catalog company who are looking to create or expand their e-commerce operation.  During the client sales process, our sales staff delivers demonstrations, presentations, collateral material, return-on-investment analyses, proposals and contracts.

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

While our success to date has been from direct sales efforts, we intend to explore a channel partner strategy to expand our customer base quickly in the fiscal quarters to come.  Prospective channel partners include consultants and designers in the catalog industry, as well as backend order fulfillment systems providers and providers of complimentary services or products.  With the growing maturity of multi-channel e-commerce strategies, many of the robust backend systems providers are looking for robust front-end e-commerce system, like Warp 9 ICS, to deliver a fully integrated online/offline solution to their clients.

Competition

The market for e-commerce solutions is highly competitive, especially as it reaches maturity. We compete with e-commerce solutions that our customers develop themselves or contract with third parties to develop. We also compete with other outsourced e-commerce providers. The competition we encounter includes:

•	In-house development of e-commerce capabilities using tools or applications from companies such as Art Technology Group, Broadvision, and IBM;

•	E-Commerce capabilities custom-developed by companies such as IBM Global Services, and Accenture, Inc.;

•	Other providers of outsourced e-commerce solutions, such as GSI Commerce, Inc., Macrovision Corporation, asknet Inc. and eSellerate, Inc.;

•	Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including CyberSource Corporation and PayPal Corp.;

•
High-traffic branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer their products for sale, such as Amazon.com, Inc.; and

•
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

Patents and Patent Applications

Our intellectual property portfolio consists of the following patent and patent applications, which primarily relate to the Roaming Messenger technology:

Self Contained Business Transaction Capsules

A self-contained business transaction capsule, or eCapsule, is a small electronic capsule that contains all the necessary data and logic to complete a business transaction. The eCapsule is a “thin” and “lightweight” small computer-readable file that is device independent. The eCapsule allows a business, for example, to encapsulate an individual product or offer into an intelligent object that is capable of completing entire transactions. The eCapsule includes data about the product or service being provided, such as the product price, a textual description, or options for the product or service (a transaction description). The eCapsule also includes transaction logic or business logic capable of completing the transaction, such as billing and shipping information, order routing information, order status information, shipping status information, and any other transaction rules necessary to process the transaction. Moreover, the eCapsule is adapted to be broadcasted to, and stored on, a portable electronic device, such as a mobile wireless-enabled device, like a cellular telephone, a personal digital assistant (PDA) or a laptop computer. This patent was issued on September 12, 2006.

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

Government Regulation

We are subject to various federal, state, and local laws affecting e-commerce and communication businesses. The Federal Trade Commission and equivalent state agencies regulate advertising and representations made by businesses in the sale of their products, which apply to us.  We are also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general.

Employees

As of September 12, 2008, we had twelve full time employees, four of whom are employed in administrative, marketing, and sales positions, and eight technical employees employed in research, development, and technical product maintenance positions.

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

Trademarks

We have registered trademarks for Roaming Messenger®, eCapsule®, and Warp 9®.

ITEM 2. PROPERTIES

The Company currently leases approximately 8,605 square feet of office space at 50 Castilian Dr., Suite 101, Santa Barbara, California 93117 for approximately $11,639 per month, pursuant to a six year lease agreement with rent commencing on October 1, 2004.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the OTC Bulletin Board Market under the symbol “WNYN.” The range of high and low bid quotations for each fiscal quarter within the last three fiscal years was as follows:

Year Ended June 30, 2008	High	Low

First Quarter ended September 30, 2007	$0.025	$0.013
Second Quarter ended December 31, 2007	$0.017	$0.006
Third Quarter ended March 31, 2008	$0.008	$0.0032
Fourth Quarter ended June 30, 2008	$0.019	$0.0015

Year Ended June 30, 2007	High	Low

First Quarter ended September 30, 2006	$0.02	$0.01
Second Quarter ended December 31, 2006	$0.03	$0.01
Third Quarter ended March 31, 2007	$0.03	$0.01
Fourth Quarter ended June 30, 2007	$0.03	$0.02

Year Ended June 30, 2006	High	Low

First Quarter ended September 30, 2005	$0.19	$0.09
Second Quarter ended December 31, 2005	$0.15	$0.07
Third Quarter ended March 31, 2006	$0.09	$0.05
Fourth Quarter ended June 30, 2006	$0.06	$0.02

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

The Company is authorized to issue 495,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

As of June 30, 2008, there were approximately 319 record holders of the Company's common stock, not including shares held in “street name” in brokerage accounts which are unknown.  As of June 30 2008, there were approximately 340,579,815 shares of common stock outstanding on record.

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Effective July 10, 2003, the Company adopted the Warp 9, Inc. 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the “Plan”) authorizing the issuance of up to 25,000,000 shares of the Company’s common stock pursuant to the grant and exercise of up to 25,000,000 stock options.  The Plan has been approved by the holders of the outstanding shares of the Company.  The following table sets forth certain information regarding the Plan as of June 30, 2008:

	Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	14,350,000	$0.02	7,875,000

During the quarter ended September 30, 2007, the Company issued 17,372,810 shares of common stock ranging from $0.0109 per share to $0.011 per share to Cornell Capital Partners, LLP for the conversion of $190,000 of principal balance of that certain $1,200,000 debenture issued to Cornell in December 2005 (the 2005 Cornell Note”).  The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

During the quarter ended December 31, 2007, the Company issued 11,235,955 shares of common stock for $0.0089 per share to Cornell Capital Partners, LLP for the conversion of $100,000 of principal balance of the 2005 Cornell Note.  The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act.

During the quarter ended March 31, 2008, the Company issued 38,635,583 shares of common stock ranging from $0.0023 per share to $0.004 per share to Cornell Capital Partners, LLP for the conversion of $135,673.91 of principal balance of the 2005 Cornell Note.  The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act.

During the quarter ended June 30, 2008, the Company issued 45,425,339 shares of common stock ranging from $0.0013 per share to $0.0026 per share to Cornell Capital Partners, LLP for the conversion of $83,900 of principal balance of the 2005 Cornell Note.  The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act.

On June 10, 2008, Warp 9 prepaid the remaining balance due under the 2005 Cornell Note or $620,846, effectively terminating the loan. Warp 9 acquired a portion of the funding necessary to prepay the remaining balance of the 2005 Cornell Note from the proceeds of the sale of 5,000,000 shares of common stock of Carbon Sciences, Inc. for $500,000 to Cumorah Capital, Inc.

ITEM 6. SELECTED FINANCIAL DATA.

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Cautionary Statements

This Form 10-K contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about Warp 9 Inc.’s (“Warp 9” or the “Company”) financial condition, results of operations and business.  These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts.  These statements may be made expressly in this Form 10-K.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-K.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company's stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	failure to further commercialize its technology or to make sales;

(f)	reduction in demand for the Company's products and services;

(g)	rapid and significant changes in markets;

(h)	litigation with or legal claims and allegations by outside parties;

(i)	insufficient revenues to cover operating costs;

(j)	failure of the relicensing or other commercialization of the Roaming Messenger technology to produce revenues or profits;

(k)	adverse impact of outstanding convertible debenture on Company's stock price.

There is no assurance that the company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company may not be able to obtain customers for its products or services, the Company’s products and services may become obsolete, government regulation may hinder the Company’s business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, the exercise of outstanding warrants and stock options, and other risk inherent in the Company’s businesses.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-K. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

Current Overview

We are a provider of e-commerce software platforms and services for the catalog and retail industry. Our suite of software platforms are designed to help multi-channel retailers maximize the Internet channel by applying our technologies for online e-commerce, e-mail marketing campaigns, and interactive visual merchandising. Offered as an outsourced and fully managed Software-as-a-Service (“SaaS”) model, our products allow customers to focus on their core business, rather than technical implementations and software and hardware architecture, design, and maintenance.  We also offer professional services to our clients which include online catalog design, merchandizing and optimization, order management, e-mail marketing campaign development, integration to third party payment processing and fulfillment systems, analytics, custom reporting and strategic consultation.

Our products and services allow our clients to lower costs and focus on promoting and marketing their brand, product line and website while leveraging the investments we have made in technology and infrastructure to operate a dynamic online e-commerce operation.

We charge our customers a recurring monthly fee for using our e-commerce software based on a Software-as-a-Service model.  These fees include fixed monthly charges, and variable fees based on the sales volume of our clients’ e-commerce websites.  Unlike traditional software companies that sell software on a perpetual license where quarterly and annual revenues are quite difficult to predict, our SaaS model spreads the collection of contract revenue over several quarters or years and makes our revenues more predictable for a longer period of time.

While the Warp 9 Internet Commerce System (“ICS”) is our flagship and highest revenue product, we have been developing and deploying new products based on a proprietary virtual publishing technology that we have developed. These new products have allowed for the creation of interactive web versions of paper catalogs (“VCS”) and magazines (“VMS”) where users can flip through pages with a mouse and click on products or advertisements. These magazines or catalogs will have built-in integration for e-commerce transactions through our ICS product and other transaction based activities. Clients utilizing this technology have discovered when exposing consumers to virtual catalogs, a higher average order size and significant increase in rate of conversion result. We have been selling this solution on a limited basis as a professional service while we refine the product and technology. We believe there are many markets for our virtual catalog and magazine technology and we intend to test market these new products in greater distribution in the near future.

Research and development (“R&D”) efforts have been focused both on these new products and on updating our current products with new features. In the planning phase of these new features, we look to direct client feedback and feature requests; we study the e-commerce landscape to determine features that will provide our clients with a competitive advantage in producing greater and more effective selling; and we also examine features that will create a competitive advantage during our sales process to clients. Emerging and declining trends also play a role in how clients perceive what features should be provided by which vendors and we are sometimes able to capitalize on these opportunities by bundling features for greater value and/or increased fees and revenue.

The results of operation for the fiscal year ending June 30, 2008 reflect one complete year of the Company focusing exclusively on the Warp 9 e-commerce products and services. In September 2006, we ceased our Roaming Messenger business and reduced our staff significantly in order to focus on our Warp 9 business.

Approximately half of the Company’s revenues are from the ICS product, which continues to be a growing product. During the fiscal year ending June 30, 2008, the ICS product accounted for 49% of gross revenue.  The monthly recurring fee for Warp 9 ICS is generally variable with the growth of a client’s online revenues.  Therefore, when our customers sell more online, our revenues and profit margin increase without dramatic increase in costs. EMS is a smaller revenue-generating product and usually sold to customers already subscribing to the ICS product. During the fiscal year ending June 30, 2008, the EMS product accounted for 2% of gross revenue.  VCS and VMS are newer products and are currently only being sold on a limited basis while they are further developed. During the fiscal year ending June 30, 2008, VMS and VCS sales accounted for 4% of gross revenue.  During the fiscal year ending June 30, 2008, the professional services accounted for 29% of gross revenue.

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

Results of Operations for the Year Ended June 30, 2008 as Compared to the Year Ended June 30, 2007

REVENUE

Total revenue for the twelve month period ended June 30, 2008 decreased by ($387,344) to $2,349,665 from $ 2,737,009 in the prior year, a decrease of 14%.  The difference is primarily due to the elimination of prior pass-through third party online marketing services ($377,369). There was also a near corresponding shift of a decrease in professional services provided by us, and an increase of $167,656 in ICS Monthly revenue.

COST OF REVENUE

The cost of revenue for the twelve month period ended June 30, 2008 decreased by ($375,850) to $143,635 as compared to $519,485 for the twelve month period ended June 30, 2007.  As a percentage of revenue, cost of revenue decreased for the period ended June 30, 2008 to 6% as compared to 19% for the twelve-month period ended June 30, 2007.  The decrease in the cost of revenue is a result of the elimination of pass-through third party online marketing services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (“SG&A”) expenses decreased by ($324,404) during the twelve  months ended June 30, 2008 to $1,545,981 as compared to $1,870,385 for the twelve month period ended June 30, 2007.  The decrease in SG&A expenses was primarily due to the elimination of the Roaming Messenger operations and a reduction in certain ongoing vendor provided professional services and insurance.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased by ($62,677) during the twelve months ended June 30, 2008 to $48,735 as compared to $111,412 for the twelve months ended June 30, 2007. The decrease in R&D was due primarily to the elimination in Roaming Messenger operations, offset by the increase in R&D by Warp 9 e-commerce development.

DEPRECIATION AND AMORTIZATION

Expense related to depreciation and amortization was $141,059 for the twelve months ended June 30, 2008 as compared to $194,046 for the prior year.  The decrease is due to decreased amortization expenses related to the Cornell convertible debenture and decreased depreciation of other equipment.

OTHER INCOME AND EXPENSE

Total other income and expense was $386,306 for the twelve months ended June 30, 2008 as compared to ($51,326) for the prior year.  The change is primarily due to the gain realized by us from the sale of shares of another company owned by us as an investment, and the repayment and redemption of the Cornell convertible debenture in 2008, and to a lesser degree, a decrease in stock option expense and other income, and an increase in interest income.

NET INCOME

    For the twelve months ended June 30, 2008, Warp 9’s consolidated net income was $2,922,069 as compared to a consolidated net loss of ($13,533) for the twelve months ended June 30, 2007.  This increase in net income is a result of the reduction of expenses associated with the elimination of Roaming Messenger operations, an increase in sales of the Warp 9 ICS product line, and a gain on the sale of an investment of $498,750 - amounting to income of $856,561, before tax adjustments. Also included in the 2008 fiscal year is a recognized tax benefit of $2,065,508 resulting from the recognition of deferred tax assets related to net operating loss carryforwards.

Liquidity and Capital Resources

Warp 9 had cash as of June 30, 2008 of $680,649 as compared to cash of $431,841 as of June 30, 2007.  Warp 9 had a net working capital (i.e. the difference between current assets and current liabilities) of $649,976 as of June 30, 2008 as compared to a net working deficit of ($80,342) at June 30, 2008.

Cash flow provided by operating activities was $447,544 for the year ended June 30, 2008 as compared to $103,228 for the year ended June 30, 2007.

Cash flow provided by investing activities was $495,645 for the year ended June 30, 2008 as compared to cash flow used in investing activities ($4,952) for the year ended June 30, 2007.

Cash flow used by financing activities was ($694,381) for the year ended June 30, 2008 as compared to ($53,615) during the year ended June 30, 2007.

For the twelve months ended, June 30, 2008, the Company’s capital needs have primarily been met from positive cash-flow from operations.

While Warp 9 expects that its capital needs in the foreseeable future may be met by cash-on-hand and positive cash-flow, there is no assurance that the Company will have sufficient capital to finance its growth and business operations, or that such capital will be available on terms that are favorable to the Company or at all.  In the current financial environment, it has been difficult for the Company to obtain equipment leases and other business financing.  There is no assurance that Warp 9 would be able to obtain additional working capital through the private placement of common stock or from any other source.

Off-Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF WARP 9, INC.

WARP 9, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Warp 9, Inc.
Santa Barbara, California

We have audited the consolidated balance sheets of Warp 9, Inc. and Subsidiary as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warp 9, Inc. and Subsidiary as of June 30, 2008 and 2007, and the results of their operations and their cash flows for years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Warp 9, Inc.'s internal control over financial reporting as of June 30, 2008, included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

/s/HJ Associates & Consultants, LLP
Salt Lake City, Utah
September 29, 2008

WARP9, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	June 30, 2008	June 30, 2007

ASSETS
CURRENT ASSETS
Cash	$680,649	$431,841
Accounts Receivable, net	290,920	226,230
Prepaid and Other Current Assets	16,679	8,080
Current Portion of Deferred Tax Asset	38,849	-
TOTAL CURRENT ASSETS	1,027,097	666,151

PROPERTY & EQUIPMENT, at cost
Furniture, Fixtures & Equipment	89,485	89,485
Computer Equipment	505,603	501,248
Commerce Server	50,000	50,000
Computer Software	9,476	9,476
	654,564	650,209
Less accumulated depreciation	(555,947)	(490,211)
NET PROPERTY AND EQUIPMENT	98,617	159,998

OTHER ASSETS
Lease Deposit	9,749	9,749
Restricted Cash	93,000	93,000
Internet Domain, net	1,062	1,233
Investment in Zingerang	-	1,250
Loan cost	-	75,151
Long Term Deferred Tax Asset	2,029,859	-
TOTAL OTHER ASSETS	2,133,670	180,383

TOTAL ASSETS	$3,259,384	$1,006,532

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$64,799	$38,363
Credit Cards Payable	15,352	11,585
Accrued Expenses	88,514	221,275
Bank Line of Credit	7,916	42,916
Deferred Income	35,333	-
Note Payable, Other	40,107	13,000
Note Payable, Related Party	50,481	200,481
Customer Deposit	51,436	39,324
Derivative Liability-Debenture	-	348,295
Capitalized Leases, Current Portion	23,183	31,735
TOTAL CURRENT LIABILITIES	377,121	946,974

LONG TERM LIABILITIES
Note payable, Related Party	-	200,481
Note payable, Other	74,216	154,429
Covertible Debenture	-	895,000
Beneficial Conversion Feature	-	(151,412)
Capitalized Leases	7,912	31,320
TOTAL LONG TERM LIABILITIES	82,128	1,129,818

TOTAL LIABILITIES	459,249	2,076,792

SHAREHOLDERS' EQUITY/(DEFICIT)
Common Stock, $0.001 Par Value;
495,000,000 Authorized Shares;
340,579,815 and 227,910,128 Shares Issued and Outstanding , respectively	340,579	227,910
Additional Paid In Capital	6,886,682	6,251,506
Accumulated Deficit	(4,427,126)	(7,349,195)
TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)	2,800,135	(869,779)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$3,259,384	$1,207,013

The accompanying notes are an integral part of these financial statements

WARP9, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30, 2008	June 30, 2007

REVENUE	$2,349,665	$2,737,009

COST OF SERVICES	143,635	519,485

GROSS PROFIT	2,206,030	2,217,524

OPERATING EXPENSES
Selling, general and administrative expenses	1,545,981	1,870,385
Research and development	48,735	111,412
Depreciation and amortization	141,059	194,046

TOTAL OPERATING EXPENSES	1,735,775	2,175,843

INCOME FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	470,255	41,681

OTHER INCOME/(EXPENSE)
Interest Income	20,663	9,064
Other Income	24,206	79,133
Gain on sale of investment	498,750	-
Gain/(Loss) on derative liability valuation	100,038	141,096
Stock option expense	(28,905)	(49,899)
Interest Expense	(228,446)	(230,720)

TOTAL OTHER INCOME (EXPENSE)	386,306	(51,326)

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR TAXES	856,561	(9,645)

PROVISION FOR INCOME (TAXES)/BENEFIT
Income taxes	(3,200)	(3,888)
Federal tax benefit	1,803,489	-
State tax benefit	265,219	-

PROVISION FOR INCOME (TAXES)/ BENEFIT	2,065,508	(3,888)

NET INCOME/(LOSS)	2,922,069	(13,533)

BASIC AND DILUTED INCOME/(LOSS) PER SHARE	$0.01	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	273,771,640	210,045,258

The accompanying notes are an integral part of these financial statements

WARP9, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance, June 30, 2006	189,803,146	$189,803	$5,886,360	$(7,335,662)	$(1,259,499)

Issuance of common stock in September 2006, note 7
Convertible debenture	10,696,641	10,697	84,303	-	95,000

Issuance of common stock in December 2006, note 7
Convertible debenture	16,286,745	16,287	73,713	-	90,000

Issuance of common stock in March 2007, note 7
Convertible debenture	11,123,596	11,124	48,876	-	60,000

Derivative liability	-	-	109,289	-	109,289

Stock compensation, net	-	-	49,899	-	49,899

Stock issuance cost	-	-	(934)	-	(934)

Net Loss	-	-	-	(13,533)	(13,533)
Balance, June 30, 2007	227,910,128	$227,910	$6,251,506	$(7,349,195)	$(869,779)
Issuance of common stock in August 2007, note 7
Convertible debenture	11,009,174	11,009	108,991	-	120,000

Issuance of common stock in September 2007, note 7
Convertible debenture	6,363,636	6,364	63,636	-	70,000

Issuance of common stock in October 2007, note 7
Convertible debenture	11,235,955	11,236	88,764	-	100,000

Issuance of common stock in January 2008, note 7
Convertible debenture	11,842,105	11,842	33,158	-	45,000

Issuance of common stock in February 2008, note 7
Convertible debenture	13,043,478	13,043	39,131	-	52,174

Issuance of common stock in March 2008, note 7
Convertible debenture	13,750,000	13,750	24,750	-	38,500

Issuance of common stock in April 2008, note 7
Convertible debenture	29,579,185	29,579	33,721	-	63,300

Issuance of common stock in May 2008, note 7
Convertible debenture	15,846,154	15,846	4,754	-	20,600

Derivative liability	-	-	209,712	-	209,712

Stock option expense	-	-	28,905	-	28,905

Stock issuance cost	-	-	(346)	-	(346)

Net income	-	-	-	2,922,069	2,922,069

Balance, June 30, 2008	340,579,815	$340,579	$6,886,682	$(4,427,126)	$2,800,135

The accompanying notes are an integral part of these financial statements

WARP9, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,922,069	$(13,533)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	65,907	91,280
Gain on sale of investment	(498,750)	-
Bad debt expense	42,207	-
Conversion feature recorded as interest expense	151,412	109,352
Amortization of loan costs	75,151	102,766
Cost of stock compensation recognized	28,905	49,899
Derivative expense	(100,038)	(141,096)
(Increase) Decrease in:
Accounts receivable	(106,897)	(65,160)
Prepaid and other assets	(8,600)	15,811
Deferred tax benefit	(2,068,708)	-
Increase (Decrease) in:
Accounts payable	30,202	21,300
Accrued expenses	(132,761)	65,185
Deferred Income	35,333	(61,333)
Other liabilities	12,112	(71,243)

NET CASH PROVIDED BY OPERATING ACTIVITIES	447,544	103,228

CASH FLOWS USED IN INVESTING ACTIVITIES:
Sale of investment	500,000	-
Purchase of stock for investment	-	(1,250)
Purchase of property and equipment	(4,355)	(3,702)

NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES	495,645	(4,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	(203,106)	(49,500)
Payments on capitalized leases	(31,960)	(45,755)
Payments on line of credit	(35,000)	42,574
Payoff of convertible debenture	(423,969)	-
Proceeds from issuance of common stock, net of cost	(346)	(934)

NET CASH USED BY FINANCING ACTIVITIES	(694,381)	(53,615)

NET INCREASE IN CASH	248,808	44,661

CASH, BEGINNING OF PERIOD	431,841	387,180

CASH, END OF PERIOD	$680,649	$431,841

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$209,957	$21,878
Taxes paid	$3,200	$3,888

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the year ended June 30, 2008, the Company issued 112,669,687 shares of of common stock at a fair value of $509,574 for the convertible debenture. During the year ended June 30, 2007, the Company issued 38,107,082 shares of common stock at a fair value of $245,000 for the convertible debenture. The Company reclassified accrued expenses of $237,891 to a note payable; also the Company reclassified an accounts payable in the amount of $154,429 to a note payable.

The accompanying notes are an integral part of these financial statements

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

1.   ORGANIZATION AND LINE OF BUSINESS

Organization
Warp 9, Inc. (the "Company") is a Nevada corporation formerly known as Roaming Messenger, Inc., formerly known as Latinocare Management Corporation ("LMC").  On August 24, 2006, the Company’s board of directors and majority of shareholders voted to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc. to reflect a new strategic plan of focusing primarily on the business of the Company’s wholly owned subsidiary, Warp 9, Inc. (a Delaware corporation). The Company, based in Goleta, California, began operations October 1, 1999.  The Company is a provider of fully hosted web based e-commerce software products.

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

Reclassification
The expenses for the year ended June 30, 2007 were reclassified to conform with the expenses for the year ended June 30, 2008.

Accounts receivable
The Company extends credit to its customers, who are located primarily in California.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balance of the allowance account at June 30, 2008 and 2007 are $67,301 and $25,094 respectively.

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

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

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

Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved.   The deferred revenue as of June 30, 2008 and 2007 was $35,333 and $0, respectively.

For the fiscal year ended, June 30, 2008, monthly fee from web products and associated service fees account for 53% of the Company’s total revenues, professional services account for 38% and the remaining 9% of total revenues are from resale of third party products and services.

For the fiscal year ended, June 30, 2007, monthly fee from web products and associated service fees account for 40% of the Company’s total revenues, professional services account for 36% and the remaining 24% of total revenues are from resale of third party products and services.

Return policy
On all service offerings such as web based e-commerce products there are no returns.  Monthly fees are assessed and revenue is recognized at the end of every month, after service has been provided.  Some higher paying customers may have service level agreements where we guarantee system uptime such as 99.9% of the time per month.  If we fall below the agreed upon level of uptime, we shall credit one day of service fee for each hour our system is down up to a maximum of one monthly fee.  This guarantee only covers downtime as a result of failure in the Company’s hardware, software or gross negligence.   Historically, the Company has not had to issue any credits for such returns.

Cost of Revenue
Cost of revenue includes the direct costs of operating the Company’s network, including telecommunications charges and third party internet marketing charges.

Research and Development
Research and development costs are expensed as incurred.  Total research and development costs were $48,735 and $111,412 for the years ended June 30, 2008 and 2007, respectively.

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $27,329 and $30,950 for the years ended June 30, 2008 and 2007, respectively.

Fair value of financial instruments
The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of June 30, 2008 and 2007, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses are $141,059 and $194,046 for the years ended June 30, 2008 and 2007, respectively.

Property and equipment assets leased under capitalized leases with an original cost of $218,179 at June 30, 2008 and 2007, respectively.  Amortization of assets under capitalized leases is included in depreciation and amortization expense.  During the years ended June 30, 2008 and 2007, additions to fixed assets through capitalized leases totaled $0, respectively.

Concentrations of Business and Credit Risk
The Company operates in a single industry segment.  The Company markets its services to companies and individuals in many industries and geographic locations.  The Company’s operations are subject to rapid technological advancement and intense competition in the telecommunications industry.

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

Stock-Based Compensation
As of June 30, 2006, the Company adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS) No. 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our statement of operations. The adoption of (FAS) No. 123R by the Company had no material impact on the statement of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the year ended June 30, 2008, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2008 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2006, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the year  ended June 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the year ended June 30, 2008, we accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the consolidated statement of operations during the years ended June 30, 2008 and 2007 was $28,905 and $49,899, respectively.

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share
Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented.  Options to purchase shares of the Company’s stock under its stock option plan and warrants may have a dilutive effect on the Company’s earnings per share in the future but are not included in the calculation for 2008 and 2007 because they have an anti-dilutive effect in these periods.

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

New Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of SFAS 109”, (“FIN 48”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

3.   OBLIGATIONS UNDER CAPITALIZED LEASES

		Year Ended
Lessor	Description	6/30/2008

SBBT	Payble in monthly installments of $488
	interest at 17%, matures in June, 2009	$9,147
SBBT	Payble in monthly installments of $281
	interest at 16%, matures in November, 2009	4,257
SBBT	Payble in monthly installments of $726
	interest at 17%, matures in August, 2009	9,684
GE	Payble in monthly installments of $551
	interest at 17%, matures in September, 2008	5,857
GE	Payble in monthly installments of $1206
	interest at 17%, matures in September, 2008	2,150
		31,095
	Less current portion	23,183
	Long-term portion of obligations under
	captalized leases	$7,912

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

3.   OBLIGATIONS UNDER CAPITALIZED LEASES (continued)

Minimum annual lease payments under capitalized lease obligations at June 30, 2008 are as follows:

Fiscal Year
2009	24,423
2010	8,718
33,141

Less amount representing Interest	2,046
31,095

Less current portion	23,183

Long term portion of capitalized lease obligations	$7,912

4.      NOTES PAYABLE

The Company had a note payable to a vendor in the amount of $50,000, bearing interest at 10%, with monthly interest payments only.  The maturity date, which was originally October 15, 2001, was subsequently amended to March 15, 2002. The note was not paid off on its amended maturity date and was in default until paid in full on June 5, 2008.

On October 16, 2006, the Company reclassified $237,981 of accrued salaries to a promissory demand note, due no later than October 31, 2008.  Interest is paid annually at a rate of 5% per annum on the unpaid balance. At June 30, 2008 and 2007, the outstanding principal balance was $50,481 and $200,481, respectively.

At June 30, 2007, the Company reclassified an accounts payable account to a vendor in the amount of $154,429 to a note payable. The monthly payment on the note is $3,342 per month and bears no interest. At June 30, 2008 and 2007, the outstanding principal balance was $114,323 and $154,429 respectively.  The following is a schedule of payments due for the next five years.

Year Ending June 30,
2009	$40,107
2010	$40,107
2011	$34,115
2012-2013	$-

5.      DEFERRED TAX BENEFIT

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

5.      DEFERRED TAX BENEFIT (continued)

The provision (benefit) for income taxes for the year ended June 30, 2008 and 2007 consist of the following:

	2008	2007
Federal:
Current	$-	$-
Deferred	1,803,489	-

State:
Current	-	-
Deferred	265,219	-
	$2,068,708	$-

Net deferred tax assets consist of the following components as of June 30, 2008 and 2007:

	2008	2007
Deferred Tax Assets:
NOL Carryforward	$1,924,273	$2,305,600
Depreciation	10,735	2,300
R&D Carryforward	94,851	94,900
Accrued Vacation Payable	12,602	12,500
Allowance for Doubtful Accounts	26,247	-

Deferred Tax Liabilities:	-	-

Valuation Allowance	-	(2,415,300)
Net Deferred Tax Asset	$2,068,708	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended June 30, 2008 and 2007 due to the following:

	2008	2007
Book Income	$332,810	$(5,412)
State Income Taxes	3,200	3,888
Nondeductible Stock Compensation	11,273	7,200
Other	1,598	500
Related Party Accruals	26,248	-
Allowance for Bad Debt	391	-
Depreciation	8,516	-
Beneficial Conversion Feature	59,051	-
Derative Liability Interest	(39,015)	-
NOL Carryover	(400,872)	-
Valuation Allowance	-	(2,288)
Income Tax Expense	$3,200	$3,888

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

6.      INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007.  The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended June 30, 2008, the Company did not recognize interest and penalties.

7.      CAPITAL STOCK

At June 30, 2008, the Company’s authorized stock consisted of 495,000,000 shares of common stock, par value $0.001 per share.  The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.  During the year ended June 30, 2008, the Company issued 112,669,687 shares of common stock ranging from $0.0013 to $0.0110 per share for the conversion of the debenture with a value of $509,575; During the year ended, June 30, 2007, the Company issued 38,106,982 shares of common stock ranging from $0.0046 to $0.0092 per share for the conversion of the debenture with a value of $245,000.

8.      STOCK OPTIONS AND WARRANTS

On July 10, 2003, the Company adopted the Warp 9, Inc. Stock Option Plan for Directors, Executive Officers, and Employees of and Key Consultants to the Company.  This Plan, may issue 25,000,000 shares of common stock.   Options granted under the Plan could be either Incentive Options or Nonqualified Options, and are administered by the Company’s Board of Directors.  Each options may be exercisable in full or in installment and at such time as designated by the Board.  Notwithstanding any other provision of the Plan or of any Option agreement, each option are to expire on the date specified in the Option agreement, which date are to be no later than the tenth anniversary of the date on which the Option was granted (fifth anniversary in the case of an Incentive Option granted to a greater-than-10% stockholder).  The purchase price per share of the Common Stock under each Incentive Option are to be no less than the Fair Market Value of the Common Stock on the date the option was granted (110% of the Fair Market Value in the case of a greater-than-10% stockholder). The purchase price per share of the Common Stock under each Nonqualified Option were to be specified by the Board at the time the Option was granted, and could be less than, equal to or greater than the Fair Market Value of the shares of Common Stock on the date such Nonqualified Option was granted, but were to be no less than the par value of shares of Common Stock.  The plan provided specific language as to the termination of options granted hereunder.

The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of June 30, 2006. Our financial statements as of and for the years ended June 30, 2008 and 2007 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.  The Company also used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock. The fair value of options granted was determined using the Black Schole method with the following assumptions:

	Year Ended	Year Ended
	6/30/2008	6/30/2007
Risk free interest rate	3.2% - 5.07%	3.2% - 5.07%
Stock volatility factor	0.31 -0.53	0.31 -0.53
Weighted average expected option life	4 years	4 years
Expected dividend yield	none	none

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

8.      STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

	Year ended June 30, 2008		Year ended June 30, 2007
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of year	15,725,002	$0.05	5,209,994	$0.11
Granted	-	-	15,806,500	0.01
Exercised	-	-	-	-
Forfeited	1,375,002	0.04	5,291,492	0.09
Outstanding - end of year	14,350,000	$0.02	15,725,002	$0.05
Exercisable at the end of year	8,430,309	$0.01	3,299,198	$0.02
Weighted average fair value of
options granted during the year		$-		$0.01

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The weighted average remaining contractual life of options outstanding issued under the plan as of June 30, 2008 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.07	100,000	1.50
$0.10	100,000	1.28
$0.13	650,000	1.07
$0.01	12,850,000	2.30
$0.03	150,000	2.83
$0.02	500,000	2.97
	14,350,000

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

8.      STOCK OPTIONS AND WARRANTS (Continued)

Stock Warrants
During the year ended June 30, 2008, the Company issued no warrants for services. A summary of the Company’s warrant activity and related information follows:

	Year End		Year End
	June 30, 2008		June 30, 2007
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of year	10,499,500	$0.12	838,500	$0.12
Granted	-	-	10,434,500	0.10
Exercised	-	-	-	-
Forfeited	984,500	0.11	773,500	0.12
Outstanding - end of year	9,515,000	$0.11	10,499,500	$0.12

9.   LINE OF CREDIT

On August 11, 2005, the Company was approved for a $100,000 revolving line of credit from Bank of America at an interest of prime plus 4 percentage points.  This line of credit is not secured by assets of the Company.  The effective interest rate of the line of credit at June 30, 2008 was 9%.  As of June 30, 2008 and 2007, the balance was $7,916 and $42,916, respectively.

10.  CONVERTIBLE DEBENTURES

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

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
10.  CONVERTIBLE DEBENTURES (continued)

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

On June 10, 2008, the Company settled the outstanding principal and interest on the convertible debentures through a lump sum payment of $620,846 consisting of $385,426 in principal, $196,878 in interest and $38,542 in redemption penalty.

11.   CONCENTRATIONS

For the year ended June 30, 2008, the Company had one customer who represented approximately 15% of total revenue.  For the year ended June 30, 2007, the Company had two customers who represented approximately 32% of total revenue.

Accounts receivable from two customers represented approximately 38% of total accounts receivable at June 30, 2008.  Accounts receivable from two customers represented approximately 32% of total accounts receivable at June 30, 2007.

The Company has a concentration of credit risk for cash by maintaining deposits with banks, which may at a time exceed insured amounts.  At June 30, 2008, the Company had $510,995 exceeding the amount insured by the U.S. Federal Deposit Insurance Corporation (FDIC).

 12.   RELATED PARTY TRANSACTIONS

On January 16, 2007, Mr. Harinder Dhillon, the Company’s President exercised his option to purchase 8,650,000 of the Company’s common stock. The options were personal holdings which were granted by Mr. Jon Lei, a 10% or larger shareholder of the Company.

13.   COMMITMENTS AND CONTINGENCIES

Operating Leases
The following is a schedule, by years, of future minimum rental payments required under operating leases for the facilities and equipment.  The lease of the facilities expires in 2010.  The following is a schedule of minimum lease payments for the next two years.

Years Ending June 30,	Rent Payment
2009	$108,000
2010	$109,000

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

13.   COMMITMENTS AND CONTINGENCIES (continued)

Total lease expense for the years ended June 30, 2008 and 2007 was $149,679 and $163,211 respectively.  The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

Restricted Cash
The Company has restricted cash in the amount of $93,000.  This restricted cash is used to collateralize a standby letter of credit in favor of the landlord as part of the Company’s lease agreement for its current office space at 50 Castilian Dr. Santa Barbara, CA 93117.  This cash amount is restricted until the lease expires on June 30, 2010 or when negotiated down.

Legal Matters
The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

ITEM 9.  CHANGES IN AN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Warp 9 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  The Company’s Chairman, Chief Executive Officer, and Acting Chief Financial Officer are responsible for establishing and maintaining controls and procedures for the Company.

Management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008 (under the supervision and with the participation of the Company’s Chairman, Chief Executive Officer, and Acting Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.   Based on this evaluation, the Company’s Chairman, Chief Executive Officer, and Acting Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s Chairman, Chief Executive Officer, and Acting Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its control over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in internal control-integrated framework.  Based on this evaluation, the Company’s Chairman, Chief Executive Officer, and Acting Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

Auditor’s Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Prior to the fourth quarter, Warp 9 completed procedures to achieve Sarbanes-Oxley 404 compliance, which were tested during and since the fourth quarter.

Inherent Limitations on Effectiveness of Controls

The Company’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

On June 10, 2008, Warp 9 prepaid the remaining balance due under the 2005 Cornell Note with a payment of $620,846.  Cornell Capital Partners recorded the loan as paid in full and the original transaction documents for the loan were cancelled.

On June 10, 2008, Warp 9 sold five million (5,000,000) shares of the common stock of Carbon Sciences, Inc. owned by Warp 9 to Cumorah Capital, Inc. for a purchase price of $500,000.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists the executive officers and directors of the Company as of September 30, 2008:

Name	Age	Position

Harinder Dhillon	35	Chief Executive Officer, President and Director

Louie Ucciferri	47	Chairman of the Board of Directors, Corporate Secretary, Acting Chief Financial Officer

Kin Ng	39	Director

Harinder Dhillon has been the Company’s Chief Executive Officer since October 2006 and the President of the Company since July 1, 2005.  From October 2001 to October 2006, Mr. Dhillon was the Vice President of Operations of the Company.  Mr. Dhillon joined us in July 2000.  Prior to joining the Company, from 1993 to1998, Mr. Dhillon served as the Chief Information Officer of Informax Data Systems, an enterprise systems integrator headquartered in Southern California.  Thereafter, during 1999 until he joined the Company, he worked as an independent technology consultant.  He has designed, managed, and led the development and deployment of enterprise Internet, Intranet and integration projects for Fortune 500 companies and various government agencies. Mr. Dhillon received a Bachelor degree in Electrical and Computer Engineering from the University of California at Santa Barbara in 1996.

Louie Ucciferri has been the Company’s Chairman of the Board, Corporate Secretary, and Acting Chief Financial Office since October 15, 2006 and has been a director of the Company since 2003.  He is also the Chief Executive Officer of Regent Capital Group, a FINRA registered broker dealer dedicated to real estate investments.  From 1995 to 2004, Mr. Ucciferri served as the President of Westlake Financial Architects, a financial advisory firm he founded in 1995 to provide financial and investment advisory services to early stage companies. Since November 1998, he has also served as President of Camden Financial Services, a FINRA registered broker dealer.  Mr. Ucciferri received Bachelors degrees in Economics and Sociology from Stanford University in 1983.

Mr. Kin Ng has been an independent director of the Company since October 2006.  Mr. Ng has been a real estate broker and mortgage loan broker at Signal Financial Solutions since 2000.  He specializes in real estate sales, purchase, lease and management.  Prior to that, he had a career in the airline industry.  From 1998 to 2000, he was the Airport Operations Supervisor for China Southern Airlines, prior to which he held various positions for Delta Airlines and American Trans Air.  Mr. Ng received a Bachelor of Science degree in 1993 from the School of Hospitality Management at California State Polytechnic University at Pomona.

Under the Nevada General Corporation Law and the Company’s Articles of Incorporation, as amended, the Company’s directors will have no personal liability to the Company or its stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his “duty of care”. This provision does not apply to the directors’ (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director’s duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or its shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Board Committees

The Board of Directors has not had an Audit Committee since February 2006 when Tom Djokovich, the sole member of the Audit Committee, resigned from the Company’s Board of Directors for personal reasons.  Since then, the Company has not reappointed an Audit Committee.

Auditor Independence

HJ Associates & Consultants, LLP (“HJ”) has been the Company’s principal auditing accountant firm since August 2006.   HJ provided other non-audit services to the Company. The Company's Board of Directors has considered whether the provisions of non-audit services are compatible with maintaining HJ independence.

Report of the Audit Committee

In February 2006, the sole member of the Company’s Audit Committee resigned from the Board of Directors for personal reasons.  The Company has not reformed the Audit Committee since that time.  Accordingly the Company has not received any reports from an Audit Committee during the fiscal year ended June 30, 2008.  The Company’s full board of directors is presently performing the functions of an Audit Committee until a new Audit Committee is formed in the future.

Code of Conduct

The Company has adopted a Code of Conduct that applies to all of its directors, officers and employees.  Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the Audit Committee when formed or the full Board of Directors and, in the case of a waiver for members of the Audit Committee, by the Board of Directors.  Any such waivers will be promptly disclosed to the Company’s shareholders.

Compliance with Section 16(A) of Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission (the “SEC”).  Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to the Company’s Reporting Persons during and with respect to the fiscal year ended June 30, 2008 have been complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

The following summary compensation table sets forth certain information concerning compensation paid to the Company’s Chief Executive Officer and its most highly paid executive officers (the "Named Executive Officers") whose total annual salary and bonus for services rendered in all capacities for the year ended June 30, 2008 was $100,000 or more.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	All Other Compensation	Total

Harinder Dhillon (1) Chief Executive Officer, President, and director	2008 2007	$200,000 $200,000	$76,969 $63,947	-0- $80,800(3)	-0- - 0 -	$276,969 $344,747

Louie Ucciferri (2)	2008	$22,500	-0-	-0-	- 0 -	$22,500
Acting Chief Financial Officer,	2007	$22,500	-0-	$25,000(4)	- 0 -	$47,750
Corporate Secretary, and Chairman

(1)
Mr. Dhillon has a compensation and performance bonus plan pursuant to which he may earn bonuses based on the annual profitability of Warp 9.  The compensation and performance bonus plan for Mr. Dhillon, which has been in effect since March 2006, currently provides as follows: Mr. Dhillon has a base salary of $200,000 per year, a monthly bonus of 10% of the Company’s “operating profit” for that month, defined as gross profit minus selling, general and administrative costs, payable on a monthly basis provided that the Company’s operating profit for that month is at least $50,000, and provided further, that the maximum aggregate monthly bonuses during any calendar year do not exceed $100,000, plus Mr. Dhillon is entitled to an additional $50,000 annual bonus for any calendar year in which the Company’s EBITDA exceeds $500,000.  Mr. Dhillon waived his $50,000 EBITDA bonus for the calendar year ending December 31, 2007, which the Company otherwise would have paid.  Mr. Dhillon was awarded a special $50,000 bonus on September 24, 2008 which is in addition to his existing compensation plan.  The Company's Board of Directors approved the special bonus and also reaffirmed Mr. Dhillon's existing compensation plan.  Mr. Dhillon has an “at will” employment agreement with the company.  Mr. Dhillon did not receive any compensation for his services as a director of the Company.

(2)
Mr. Ucciferri receives $2,500 per month in consideration for his services as an executive officer of the Company.  Mr. Ucciferri did not receive any compensation for his services as the Chairman of the Board of Directors of the Company.

(3)
On October 16, 2006, Mr. Dhillon received stock options to purchase 8,000,000 shares of common stock, at an exercise price of $0.01 per share, in consideration for his services to the Company.  These stock options vest in equal monthly installments over a forty-eight month period and expire on October 16, 2010.

(4)
On October 16, 2006, Mr. Ucciferri received stock options to purchase 2,500,000 shares of common stock, at an exercise price of $0.01 per share, in consideration for his services to the Company.  These stock options vested in equal monthly installments over a twelve month period and expire on October 16, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by the Company's executive officers at June 30, 2008.

Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Harinder Dhillon	3,408,219 (1)	4,591,781	$0.01	October 16, 2010
Chief Executive Officer, President	650,000	- 0 -	$0.13	July 26, 2009

Louie Ucciferri	2,500,000(3)	- 0 -	$0.01	October 16, 2010
Acting Chief Financial Officer and Corporate Secretary

(1)
On October 16, 2006, Mr. Dhillon received stock options to purchase 8,000,000 shares of common stock, at an exercise price of $0.01 per share, in consideration for his services to the Company.  These stock options vest in equal monthly installments over a forty-eight month period.

(2)
On August 1, 2005, Mr. Dhillon received stock options to purchase 650,000 shares of common stock, at an exercise price of $0.13 per share, in consideration for his services to the Company.  These stock options are fully vested.

(3)
On October 16, 2006, Mr. Ucciferri received stock options to purchase 2,500,000 shares of common stock, at an exercise price of $0.01 per share, in consideration for his services to the Company.  These stock options vested in equal monthly installments over a twelve month period and are fully vested.

Option Exercises and Stock Vested

None of the Company’s executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended June 30, 2008.

Director Compensation

The Company’s independent director did not receive any compensation for his services rendered to the Company during the fiscal year ended June 30, 2008.  The compensation paid to the Company’s non-independent directors is reflected in the above table entitled Summary Compensation Table.

Employment Agreements

The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

Stock Option Plan

On July 10, 2003, the Board of Directors of the Company adopted the 2003 Stock Option Plan for Directors, Executive Officers, Employees and Key Consultants of the Company (the “2003 Plan”).  The 2003 Plan was ratified by the shareholders of the Company by written consent effective August 25, 2003.  The 2003 Plan authorizes the issuance of up to 25,000,000 shares of the Company’s common stock pursuant to the grant and exercise of up to 25,000,000 stock options.  To date, 14,350,000 options to purchase 14,350,000 shares of common stock at a volume weighted average price of $0.02 per share granted under the 2003 Plan are outstanding. To date, 2,775,000 options have been exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Warp 9 at September 12, 2008.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of September 12, 2008 are deemed outstanding even if they have not actually been exercised.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 340,579,815 outstanding shares of common stock.  Except as otherwise listed below, the address of each person is c/o Warp 9, Inc., 50 Castilian Dr. Suite 101, Santa Barbara, California 93117.  Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership

Harinder Dhillon (2)
Chief Executive Officer,
President of Warp 9 Inc.	16,288,425	4.56%

Louie Ucciferri (3)
Chairman, Acting Chief Financial Officer, Corporate Secretary	5,500,000	1.59%

All current Executive Officers as a Group	21,788,425	6.01%

Kin Ng (4)
Director	1,050,000	*
5948 Temple City Blvd. Temple City, CA 91780

All current Directors who are not Executive Officers as a Group	1,050,000	*

Jonathan Lei	86,969,525	25.54%
470 Linfield Place #C Goleta, CA 93117

*Indicates beneficial ownership of less than 1%.

(1)
Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of September 12, 2008.

(2)	Includes 4,803,425 shares which may be purchased pursuant to stock options that are exercisable within 60 days of September 12, 2008.

(3)	Includes 2,500,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of September 12, 2008.

(4)	Includes 1,000,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of September 12, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

HJ Associates & Consultants, LLP (“HJ”) has been the Company’s principal auditing accountant firm since August 2006.  HJ provided other non-audit services to the Company. The Company's Board of Directors has considered whether the provisions of non-audit services are compatible with maintaining HJ independence.

Audit Fees

An aggregate of $39,400 was billed by our auditors for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2008, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended September 30, 2007, December 31, 2007, and March 31, 2008.

    An aggregate of $22,227 was billed by our auditors for the following professioinal services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2007, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended September 30, 2006, December 31, 2006, and March 31, 2007.

Tax Fees

Our auditors billed the Company $3,522 for tax preparation services during the fiscal year ended June 30, 2008.

Our auditors billed the Company $2,694 for tax preparation services during the fiscal year ended June 30, 2007.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Exhibits

Exhibit                                Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen Certificate for Common Stock (1)
4.2	Non-Qualified Employee Stock Option Plan (2)
4.3	Convertible Debenture dated December 28, 2005 (3)
4.4	Form of $0.08 Warrant (3)
4.5	Form of $0.10 Warrant (3)
4.6	Form of $0.12 Warrant (3)
5.1	Opinion of Sichenzia Ross Friedman Ference LLP(3)
10.1	First Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (4)
10.2	Second Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (5)
10.3	Exchange Agreement and Representations for shareholders of Warp 9, Inc.(4)
10.4	Securities Purchase Agreement dated as of March 28, 2005 between Roaming Messenger, Inc. and Wings Fund, Inc.(6)

10.5	Periodic Equity Investment Agreement dated as of March 28, 2005 between Roaming Messenger, Inc. and Wings Fund, Inc. (6)
10.6	Registration Rights Agreement dated as of March 28, 2005 between Roaming Messenger, Inc. and Wings Fund, Inc. (6)
10.7	Securities Purchase Agreement dated December 28, 2005 between the Company and Cornell Capital Partners LLP (3)
10.8	Investor Registration Rights Agreement dated December 28, 2005 (3)
10.9	Insider Pledge and Escrow Agreement dated December 28, 2005 by and among the Company, Cornell and David Gonzalez as escrow agent (3)
10.10	Security Agreement dated December 28, 2005 by and between the Company and Cornell (3)
10.11	Escrow Agreement Dated December 28, 2005 by and among the Company, Cornell and David Gonzalez, as Escrow Agent (3)
10.12	Irrevocable Transfer Agent Instructions (3)
10.13	Exclusive Technology License Agreement, dated September 18, 2006 (8)
10.14	Subscription Agreement with Zingerang Inc., dated September 18, 2006 (8)
10.15	Termination of License Agreement with Carbon Sciences, Inc., dated April 2, 2007 (9)
21.1	List of Subsidiaries (7)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial/Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer

(1)	Incorporated by reference from the exhibits included with the Company's prior Report on Form 10-KSB filed with the Securities and Exchange Commission, dated March 31, 2002.

(2)	Incorporated by reference from the exhibits included in the Company's Information Statement filed with the Securities and Exchange Commission, dated August 1, 2003.

(3)	Incorporated by reference from the exhibits included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2005.

(4)	Incorporated by reference from the exhibits included with the Company's prior Report on Form SC 14F1 filed with the Securities and Exchange Commission, dated April 8, 2003.

(5)	Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated May 30, 2003.

(6)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated March 30, 2005.

(7)	Incorporated by reference to the exhibits filed with the Company’s prior Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission, dated October 12, 2007.

(8)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated September 22, 2005.

(9)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated May 8, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 29, 2008	WARP 9, INC.

By: \s\Harinder Dhillon
Harinder Dhillon, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: \s\Louie Ucciferri	Dated: September 29, 2008
Louie Ucciferri, Chairman, Corporate Secretary, Acting
Chief Financial Officer (Principal Financial / Accounting Officer)

By: \s\Harinder Dhillon	Dated: September 29, 2008
Harinder Dhillon, Chief Executive Officer and President
(Principal Executive Officer)