Form 10-Q
period 2008-09-30
WARP 9, INC.
filed 2008-11-13
CIK 743758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2008
or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number:	0-13215

WARP 9, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA	30-0050402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Castilian Drive, Suite 101, Santa Barbara, CA 93117
(Address of principal executive offices) (Zip Code)

(805) 964-3313
Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[__]	No	[_X_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	[___]	Accelerated filer	[___]
Non-accelerated filer (Do not check if a smaller reporting company)	[___]	Smaller reporting company	[_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[__]	No	[_X_]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of November 7, 2008 the number of shares outstanding of the registrant’s class of common stock was 340,579,815.

PART I. - FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

WARP 9, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	September 30, 2008	June 30, 2008

ASSETS
CURRENT ASSETS
Cash	$649,195	$680,649
Accounts Receivable, net	340,440	290,920
Prepaid and Other Current Assets	16,186	16,679
Current Portion of Deferred Tax Asset	24,734	38,849
TOTAL CURRENT ASSETS	1,030,555	1,027,097

PROPERTY & EQUIPMENT, at cost
Furniture, Fixtures & Equipment	89,485	89,485
Computer Equipment	506,906	505,603
Commerce Server	50,000	50,000
Computer Software	9,476	9,476
	655,867	654,564
Less accumulated depreciation	(572,417)	(555,947)
NET PROPERTY AND EQUIPMENT	83,450	98,617

OTHER ASSETS
Lease Deposit	9,749	9,749
Restricted Cash	93,000	93,000
Internet Domain, net	1,020	1,062
Long Term Deferred Tax Asset	2,003,837	2,029,859
TOTAL OTHER ASSETS	2,107,606	2,133,670

TOTAL ASSETS	$3,221,611	$3,259,384

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$88,851	$64,799
Credit Cards Payable	2,173	15,352
Accrued Expenses	80,806	88,514
Bank Line of Credit	8,451	7,916
Deferred Income	33,000	35,333
Note Payable, Other	39,889	40,107
Note Payable, Related Party	12,981	50,481
Customer Deposit	51,436	51,436
Corporate Income Tax Payable	4,450	-
Capitalized Leases, Current Portion	18,020	23,183
TOTAL CURRENT LIABILITIES	340,057	377,121

LONG TERM LIABILITIES
Note payable, Other	64,408	74,216
Capitalized Leases	4,431	7,912
TOTAL LONG TERM LIABILITIES	68,839	82,128

TOTAL LIABILITIES	408,896	459,249

SHAREHOLDERS' EQUITY
Common Stock, $0.001 Par Value;
495,000,000 Authorized Shares;
340,579,815 Shares Issued and Outstanding	340,579	340,579
Additional Paid In Capital	6,889,432	6,886,682
Accumulated Deficit	(4,417,296)	(4,427,126)
TOTAL SHAREHOLDERS' EQUITY	2,812,715	2,800,135

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,221,611	$3,259,384

The accompanying notes are an integral part of these financial statements

WARP 9, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2008	2007

REVENUE	$467,865	$604,494

COST OF SERVICES	37,736	39,225

GROSS PROFIT	430,129	565,269

OPERATING EXPENSES
Selling, general and administrative expenses	346,732	409,053
Research and development	16,615	1,740
Depreciation and amortization	16,513	46,134

TOTAL OPERATING EXPENSES	379,860	456,927

INCOME FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	50,269	108,342

OTHER INCOME/(EXPENSE)
Interest Income	-	7,027
Other Income	13,883	-
Stock option expense	(2,950)	(6,709)
Interest Expense	(5,185)	(81,916)

TOTAL OTHER INCOME (EXPENSE)	5,748	(81,598)

INCOME FROM OPERATIONS BEFORE PROVISION FOR TAXES	56,017	26,744

PROVISION FOR INCOME (TAXES)/BENEFIT
Income taxes paid	(1,600)	-
Federal tax provision	(34,991)	-
State tax provision	(9,596)	-

PROVISION FOR INCOME (TAX)/BENEFIT	(46,187)	-

NET INCOME	$9,830	$26,744

BASIC AND DILUTED LOSS PER SHARE	$0.00	$0.00

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	340,579,815	235,095,554

The accompanying notes are an integral part of these financial statements

WARP 9, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, June 30, 2008	340,579,815	$340,579	$6,886,682	$(4,427,126)	$2,800,135

Stock issuance cost (unaudited)	-	-	(200)	-	(200)

Stock compensation cost (unaudited)	-	-	2,950	-	2,950

Net income for the three months ended September 30, 2008 (unaudited)	-	-	-	9,830	9,830

Balance, September 30, 2008 (unaudited)	340,579,815	$340,579	$6,889,432	$(4,417,296)	$2,812,715

The accompanying notes are an integral part of these financial statements

WARP 9, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,830	$26,744
Adjustment to reconcile net income to net cash
used in operating activities
Depreciation and amortization	16,512	20,033
Bad debt expense	(34,777)	-
Conversion feature recorded as interest expense	-	35,941
Amortization of loan costs	-	26,101
Cost of stock compensation recognized	2,950	6,709
Derivative expense	-	21,926
(Increase) Decrease in:
Accounts receivable	(14,743)	(102,799)
Prepaid and other assets	493	(1,152)
Deferred tax benefit	40,137	-
Increase (Decrease) in:
Accounts payable	24,053	59,499
Accrued expenses	(7,708)	35,218
Deferred income	(2,333)	32,000
Deferred income taxes payable	4,450	-
Other liabilities	(13,179)	(276)

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,685	159,944

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(1,303)	(345)

NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES	(1,303)	(345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	(37,500)	(3,000)
Payments on notes payable, other	(10,027)	(47,526)
Payments on capitalized leases	(8,644)	(7,527)
Proceeds/(payments) from line of credit	535	(15,000)
Stock offerings cost	(200)	(45)

NET CASH USED BY FINANCING ACTIVITIES	(55,836)	(73,098)

NET INCREASE/(DECREASE) IN CASH	(31,454)	86,501

CASH, BEGINNING OF PERIOD	680,649	431,841

CASH, END OF PERIOD	$649,195	$518,342

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$5,185	$4,067
Taxes paid	$1,600	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the three months ended September 30, 2008, the Company recognized stock compensation expense of $2,950.
During the three months ended September 30, 2007, the Company issued 17,372,810 shares of common stock at a fair value of $190,000 for the convertible debenture.

The accompanying notes are an integral part of these financial statements

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
SEPTEMBER 30, 2008

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2008.

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

The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of June 30, 2006. Our financial statements as of and for the three months ended September 30, 2008 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended September 30, 2008, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2008 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2008, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the three months ended September 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the three months ended September 30, 2008 is $2,950.

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
SEPTEMBER 30, 2008

3.      CAPITAL STOCK

At September 30, 2008, the Company’s authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.  During the three months ended September 30, 2007, the Company issued 17,372,810 shares of common stock ranging from $0.0109 per share to $0.0110 per share for the conversion of the debenture with a value of $190,000.  During the three months ended September 30, 2008 no shares of common stock were issued.

4.   INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007.  FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing a minimum recognition threshold required for recognition in the financial statements. FIN 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Form 10-Q may contain “forward-looking statements,” as that term is used in federal securities laws, about Warp 9, Inc.’s financial condition, results of operations and business.  These statements include, among others:

•	statements concerning the potential benefits that Warp 9, Inc. (“W9” or the “Company”) may experience from its business activities and certain transactions it contemplates or has completed; and

•
statements of W9’s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.  These statements may be made expressly in this Form 10-Q.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-Q.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause W9’s actual results to be materially different from any future results expressed or implied by W9 in those statements.  The most important facts that could prevent W9 from achieving its stated goals include, but are not limited to, the following:

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

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company may not be able to obtain customers for its products or services, the Company’s products and services may become obsolete, government regulation may hinder the Company’s business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, the exercise of outstanding warrants and stock options, or other risks inherent in the Company’s businesses.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  W9 cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q.  The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that W9 or persons acting on its behalf may issue.  The Company does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

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

While the Warp 9 Internet Commerce System (“ICS”) is our flagship and highest revenue product, we have been developing and deploying new products based on a proprietary virtual publishing technology that we have developed. These new products have allowed for the creation of interactive web versions of paper catalogs (“VCS”) and magazines (“VMS”) where users can flip through pages with a mouse and click on products or advertisements. These magazines or catalogs have built-in integration for e-commerce transactions through our ICS product and other transaction based activities. Clients utilizing this technology have discovered when exposing consumers to virtual catalogs, a higher average order size and significant increase in rate of conversion result. We have been selling this solution on a limited basis as a professional service while we refine the product and technology. We believe there are many markets for our virtual catalog and magazine technology and we intend to test market these new products in greater distribution in the near future.

Research and development (“R&D”) efforts have been focused both on these new products and on updating our current products with new features. In the planning phase of these new features, we look to direct client feedback and feature requests; we study the e-commerce landscape to determine features that will provide our clients with a competitive advantage in producing greater and more effective selling; and we also examine features that will create a competitive advantage during our sales process to clients. Emerging and declining trends also play a role in how clients perceive what features should be provided by which vendors.  We are sometimes able to capitalize on these opportunities by bundling features for greater value and/or increased fees and revenue.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the estimated recoverable amounts of trade accounts receivable, impairment of long-lived assets, revenue recognition and deferred tax assets. We believe the following critical accounting policies require more significant judgment and estimates used in the preparation of the financial statements

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of our trade accounts receivable balances. If we determine that the financial conditions of any of our customers deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

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

Results of Operations for the Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

REVENUE

Total revenue for the three-month period ended September 30, 2008 decreased by ($136,629) to $467,865 from $604,494 in the prior year, representing a decrease of 23%.  The decrease in revenue was primarily the result of a decrease in VCS revenue, ICS revenue, and professional services as a result of the slowing economic environment and a few client sales/mergers subsequent to the three-month period ended September 30, 2007. This decrease was partially offset by an increase in sales in some product areas.

COST OF REVENUE

The cost of revenue for the three-month period ended September 30, 2008 decreased by ($1,489) to $37,736 as compared to $39,225 for the three-month period ended September 30, 2007.   The decrease was primarily due to the decrease in costs provided by vendor services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses decreased by ($62,321) during the three months ended September 30, 2008 to $346,732 as compared to $409,053 for the three-month period ended September 30, 2007.  The decrease in SG&A expenses was primarily due to the reduction in certain bad debt and other ongoing vendor provided professional services and insurance.

RESEARCH AND DEVELOPMENT

Research and development expenses increased by $14,875 during the three months ended September 30, 2008 to $16,615 as compared to $1,740 for the three months ended September 30, 2007. The increase is primarily due to the development of new products and new features for the existing product line.

DEPRECIATION AND AMORTIZATION

Expenses related to depreciation and amortization was $16,513 for the three months ended September 30, 2008 as compared to $46,134 for the prior year. The decrease is primarily due to elimination of loan costs related to the Cornell convertible debenture and the decreased depreciation of other equipment.

OTHER INCOME AND EXPENSE

Total other income and expense for the three months ended September 30, 2008 was $5,748 as compared to ($81,598) for the prior year. The change is primarily due to the elimination of the derivative liability valuation and interest expense related to the Cornell convertible debenture.

NET INCOME

For the three months ended September 30, 2008, our consolidated net income was $9,830 as compared to a consolidated net income of $26,744 for the three months ended September 30, 2007.   The net income for the three months ended September 30, 2008 rose to $56,017 before accounting for a provision for income tax of ($46,187). This increase in net income over the period ended September 30, 2007 was due largely to a reduction in operating expenses and the elimination of the Cornell convertible debenture.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at September 30, 2008 of $649,195 as compared to cash of $518,342 as of September 30, 2007.  The Company had net working capital (i.e. the difference between current assets and current liabilities) of $690,498 at September 30, 2008 as compared to a net working capital of $52,567 at September 30, 2007.

Cash flow provided by operating activities was $25,685 for the three months ended September 30, 2008 as compared to cash provided by operating activities of $159,944 during the three months ended September 30, 2007.

Cash flow used in investing activities was ($1,303) for the three months ended September 30, 2008 as compared to cash used in investing activities of ($345) during the three months ended September 30, 2007.

Cash flow used by financing activities was ($55,836) for the three months ended September 30, 2008 as compared to net cash used by financing activities of ($73,098) for the three months ended September 30, 2007.

For the three months ended September 30, 2008, our capital needs have primarily been met from positive cash-flow from operations.

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

Off-Balance Sheet Arrangements

None.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4T.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by Warp 9 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  The Company’s Chairman, Chief Executive Officer, and Acting Chief Financial Officer are responsible for establishing and maintaining controls and procedures for the Company.

Management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008 (under the supervision and with the participation of the Company’s Chairman, Chief Executive Officer, and Acting Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.   Based on this evaluation, the Company’s Chairman, Chief Executive Officer, and Acting Chief Financial Officer have concluded that the disclosure controls and procedures are effective as of September 30, 2008.

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

PART II.  - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item  3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item  5.  OTHER INFORMATION

None.

Item  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen Certificate for Common Stock (1)
4.2	Non-Qualified Employee Stock Option Plan (2)
10.1	First Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (3)
10.2	Second Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (4)
10.3	Exchange Agreement and Representations for Shareholders of Warp 9, Inc.(3)
10.4	Termination and Assignment (5)
31.1	Section 302 Certification
32.1	Section 906 Certification

_________________
(1)	Incorporated by reference from the exhibits included with the Company's prior Report on Form 10-KSB filed with the Securities and Exchange Commission, dated March 31, 2002.

(2)	Incorporated by reference from the exhibits included in the Company's Information Statement filed with the Securities and Exchange Commission, dated August 1, 2003.

(3)	Incorporated by reference from the exhibits included with the Company's prior Report on Form SC 14F-1 filed with the Securities and Exchange Commission, dated April 8, 2003.

(4)	Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated May 30, 2003.

(5)	Incorporated by reference from the exhibits included with the Company’s prior Report on Form 8K filed with the Securities and Exchange Commission, dated May 7, 2007.

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

Dated: November 13, 2008	WARP 9, INC.
(Registrant)

By: \s\Harinder Dhillon
Harinder Dhillon, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: \s\Louie Ucciferri	Dated: November 13, 2008
Louie Ucciferri, Chairman, Corporate Secretary, Acting Chief Financial Officer (Principal Financial / Accounting Officer)

By: \s\Harinder Dhillon	Dated: November 13, 2008
Harinder Dhillon, Chief Executive Officer and President (Principal Executive Officer)