Form 10-Q
period 2008-12-31
WARP 9, INC.
filed 2009-02-11
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended December 31, 2008

                                       or

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

         For the Transition period from _______________ to ______________

                         Commission File Number: 0-13215

                                  WARP 9, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                30-0050402
 ----------------------------------   ------------------------------------------
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)

             50 Castilian Drive, Suite 101, Santa Barbara, CA 93117
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 964-3313
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

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

                          Yes[__]                                      No[_X_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer        [___]        Accelerated filer            [___]
Non-accelerated filer          [___]        Smaller reporting company    [_X_]
(Do not check if a smaller
 reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                          Yes[__]                                      No[_X_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of February 5, 2009 the number of shares outstanding of the registrant's class of common stock was 340,579,815.



                                                      TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION                                                                                      PAGE
                                                                                                              ------------------

Item 1.           Consolidated Financial Statements                                                                   2
                  Consolidated Balance Sheets as of December 31, 2008 (unaudited) and June 30, 2008 (audited)         3
                  Consolidated Statements of Income for the Three and Six Months ended December 31, 2008              4
                  and December 31, 2007 (unaudited)
                  Consolidated Statement of Shareholders' Equity for the Six Months ended December 31, 2008           5
                  (unaudited)
                  Consolidated Statements of Cash Flows for the Six Months ended December 31, 2008 and                6
                  December 31, 2007 (unaudited)
                  Notes to Consolidated Financial Statements (unaudited)                                              7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations               9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                         14

Item 4T.          Controls and Procedures                                                                            14

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                  15

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                                        15

Item 3.           Defaults Upon Senior Securities                                                                    15

Item 4.           Submission of Matters to a Vote of Security Holders                                                15

Item 5.           Other Information                                                                                  15

Item 6.           Exhibits and Reports on Form 8-K                                                                   16

Signatures                                                                                                           17

PART I. - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                                        WARP 9, INC. AND SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEETS
                                                                         (Unaudited)
                                                                      December 31, 2008     June 30, 2008
                                                                      ------------------- -------------------
                                                   ASSETS
CURRENT ASSETS
     Cash                                                             $          693,668  $          680,649
     Accounts Receivable, net                                                    421,336             290,920
     Prepaid and Other Current Assets                                             11,604              16,679
     Current Portion of Deferred Tax Asset                                        58,100              38,849
                                                                      ------------------- -------------------
        TOTAL CURRENT ASSETS                                                   1,184,708           1,027,097
                                                                      ------------------- -------------------
PROPERTY & EQUIPMENT, at cost
     Furniture, Fixtures & Equipment                                              89,485              89,485
     Computer Equipment                                                          511,889             505,603
     Commerce Server                                                              50,000              50,000
     Computer Software                                                             9,476               9,476
                                                                      ------------------- -------------------
                                                                                 660,850             654,564
     Less accumulated depreciation                                              (588,888)           (555,947)
                                                                      ------------------- -------------------
        NET PROPERTY AND EQUIPMENT                                                71,962              98,617
                                                                      ------------------- -------------------
OTHER ASSETS
     Lease Deposit                                                                 9,749               9,749
     Restricted Cash                                                              93,000              93,000
     Internet Domain, net                                                            977               1,062
     Long Term Deferred Tax Asset                                              1,831,800           2,029,859
                                                                      ------------------- -------------------
        TOTAL OTHER ASSETS                                                     1,935,526           2,133,670
                                                                      ------------------- -------------------
        TOTAL ASSETS                                                  $        3,192,196  $        3,259,384
                                                                      =================== ===================

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts Payable                                                 $           13,282  $           64,799
     Credit Cards Payable                                                          2,149              15,352
     Accrued Expenses                                                            144,323              88,514
     Bank Line of Credit                                                           8,451               7,916
     Deferred Income                                                                   -              35,333
     Note Payable, Other                                                          64,776              40,107
     Note Payable, Related Party                                                       -              50,481
     Customer Deposit                                                             50,186              51,436
     Corporate income tax provision                                                6,050                   -
     Capitalized Leases, Current Portion                                          13,249              23,183
                                                                      ------------------- -------------------
        TOTAL CURRENT LIABILITIES                                                302,466             377,121
                                                                      ------------------- -------------------
LONG TERM LIABILITIES
     Note payable, Other                                                          29,493              74,216
     Capitalized Leases                                                            2,567               7,912
                                                                      ------------------- -------------------
        TOTAL  LONG TERM LIABILITIES                                              32,060              82,128
                                                                      ------------------- -------------------
        TOTAL LIABILITIES                                                        334,526             459,249
                                                                      ------------------- -------------------
SHAREHOLDERS' EQUITY
     Common Stock, $0.001 Par Value;
     495,000,000 Authorized Shares;
     340,579,815 Shares Issued and Outstanding                                   340,580             340,579
     Additional Paid In Capital                                                6,892,306           6,886,682
     Accumulated Deficit                                                      (4,375,216)         (4,427,126)
                                                                      ------------------- -------------------
        TOTAL SHAREHOLDERS'  EQUITY                                            2,857,670           2,800,135
                                                                      ------------------- -------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $        3,192,196  $        3,259,384
                                                                      =================== ===================

   The accompanying notes are an integral part of these financial statements.

                                                   WARP 9, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)


                                                                         Three Months Ended               Six Months Ended
                                                                   -------------------------------  ------------------------------

                                                                    12/31/2008       12/31/2007      12/31/2008      12/31/2007
                                                                   --------------  ---------------  --------------  --------------
REVENUE                                                            $     620,159   $      649,172   $   1,088,024   $   1,253,667

COST OF SERVICES                                                          42,159           37,207          79,895          76,431
                                                                   --------------  ---------------  --------------  --------------

GROSS PROFIT                                                             578,000          611,965       1,008,129       1,177,236
                                                                   --------------  ---------------  --------------  --------------
OPERATING EXPENSES
  Selling, general and administrative expenses                           372,928          401,884         719,660         810,937
  Research and development                                                10,262           16,585          26,877          18,325
  Depreciation and amortization                                           16,513           22,013          33,026          42,046
                                                                   --------------  ---------------  --------------  --------------
        TOTAL OPERATING EXPENSES                                         399,703          440,482         779,563         871,308
                                                                   --------------  ---------------  --------------  --------------

INCOME FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)                    178,297          171,483         228,566         305,928

OTHER INCOME/(EXPENSE)
   Interest Income                                                         6,603              843          10,736           1,558
   Other Income                                                            9,150            3,000          18,900           9,311
   Interest Expense                                                       (8,725)         (50,674)        (13,910)       (132,590)
   Amortization of loan cost                                                   -          (16,012)              -         (42,113)
   Stock option expense                                                   (2,974)          (5,938)         (5,924)        (12,647)
                                                                   --------------  ---------------  --------------  --------------
        TOTAL OTHER INCOME (EXPENSE)                                       4,054          (68,781)          9,802        (176,481)
                                                                   --------------  ---------------  --------------  --------------

INCOME FROM OPERATIONS BEFORE PROVISION FOR TAXES                        182,351          102,702         238,368         129,447

PROVISION FOR INCOME (TAXES)/BENEFIT
   Income taxes paid                                                           -           (1,600)         (1,600)         (1,600)
   Federal income (taxes)/ benefit                                      (114,654)               -        (149,645)              -
   State income (taxes)/ benefit                                         (25,617)               -         (35,213)              -
                                                                   --------------  ---------------  --------------  --------------
        PROVISION FOR INCOME TAX BENEFIT                                (140,271)          (1,600)       (186,458)         (1,600)
                                                                   --------------  ---------------  --------------  --------------

NET INCOME                                                                42,080          101,102          51,910         127,847
                                                                   ==============  ===============  ==============  ==============

BASIC AND DILUTED LOSS PER SHARE                                   $        0.00   $         0.00   $        0.00   $        0.00
                                                                   ==============  ===============  ==============  ==============
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                              340,579,815      245,282,938     340,579,815     242,009,468
                                                                   ==============  ===============  ==============  ==============




   The accompanying notes are an integral part of these financial statements.
                                       -4-

                                                   WARP 9, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                   Additional
                                                                    Common           Paid-in          Accumulated
                                                  Shares            Stock            Capital           Deficit           Total
                                              ---------------   --------------   ---------------   ---------------   --------------
Balance, June 30, 2008                           340,579,815    $     340,580    $    6,886,682    $   (4,427,126)   $   2,800,136

Stock issuance cost (unaudited)                            -                -              (300)                -             (300)

Stock compensation cost (unaudited)                        -                -             5,924                 -            5,924

Net income for the six months ended                        -                -                 -            51,910           51,910
December 31, 2008 (unaudited)
                                              ---------------   --------------   ---------------   ---------------   --------------

Balance, December 31, 2008 (unaudited)           340,579,815    $     340,580    $    6,892,306    $   (4,375,216)   $   2,857,670
                                              ===============   ==============   ===============   ===============   ==============




























   The accompanying notes are an integral part of these financial statements.

                                         WARP 9, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                   Six Months Ended
                                                                             12/31/2008       12/31/2007
                                                                           ------------------ --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                                        $        51,910    $     127,847
  Adjustment to reconcile net loss to net cash
  used in operating activities
  Depreciation and amortization                                                     33,026           42,046
  Bad debt expense                                                                 (38,563)          62,716
  Conversion feature recorded as interest expense                                        -           12,647
  Amortization of loan costs                                                             -           42,113
  Cost of stock compensation recognized                                              5,924           18,174
  Derivative expense                                                                     -           26,249
 (Increase) Decrease in:
    Accounts receivable                                                            (91,853)        (112,311)
    Prepaid and other assets                                                         5,075             (961)
    Deferred tax benefit                                                           178,808                -
  Increase (Decrease) in:
    Accounts payable                                                               (51,516)          50,031
    Accrued expenses                                                                55,809           38,548
    Deferred Income                                                                (35,333)          50,000
    Corporate income tax provision                                                   6,050                -
    Other liabilities                                                              (14,453)           3,240
                                                                           ------------------ --------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                  104,884          360,339
                                                                           ------------------ --------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment                                                  (6,286)          (1,336)
                                                                           ------------------ --------------
        NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES                            (6,286)          (1,336)
                                                                           ------------------ --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on notes payable                                                         (50,481)          (6,000)
  Payments on notes payable, other                                                 (20,054)         (96,053)
  Payments on capitalized leases                                                   (15,279)         (15,319)
  Proceeds from line of credit                                                         535          (30,000)
  Proceeds from issuance of common stock, net of cost                                 (300)            (132)
                                                                           ------------------ --------------

        NET CASH USED BY FINANCING ACTIVITIES                                      (85,579)        (147,504)
                                                                           ------------------ --------------

        NET INCREASE IN CASH                                                        13,019          211,499


CASH, BEGINNING OF PERIOD                                                          680,649          431,841
                                                                           ------------------ --------------

CASH, END OF PERIOD                                                        $       693,668    $     643,340
                                                                           ================== ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                           $        13,910    $       8,060
                                                                           ================== ==============
   Taxes paid                                                              $         1,600    $           -
                                                                           ================== ==============
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the six months ended  December 31, 2007,  the Company  issued  28,608,765 shares  of  common  stock  at a fair  value  of  $290,000  for  the  convertible debenture.


   The accompanying notes are an integral part of these financial statements.

                          WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2008

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2008.

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

     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of June 30, 2006. Our financial statements as of and for the six months ended December 31, 2008 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the six months ended December 31, 2008, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2008 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2008, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the six months ended December 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the six months ended December 31, 2008 is $5,924.

                          WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2008


3.   CAPITAL STOCK

     At December 31, 2008, the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. During the six months ended December 31, 2007, the Company issued 28,608,765 shares of common stock ranging from $0.0089 per share to $0.0110 per share for the conversion of the debenture with a value of $290,000.


4.   INCOME TAXES

     The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on September 1, 2008. FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing a minimum recognition threshold required for recognition in the financial statements. FIN 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

     The  Company's   policy  is  to  recognize   interest  accrued  related  to
     unrecognized tax benefits in interest expense and penalties in operating expenses.

5.   SUBSEQUENT EVENTS

     On January 31, 2009, Mr. Kin Ng and Mr. Louie Ucciferri, two of the Company's board of directors resigned. Mr. Ucciferri provided a vacancy on the Board to satisfy the independent Director requirement for the Audit Committee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

         This Form 10-Q may contain "forward-looking statements," as that term is used in federal securities laws, about Warp 9, Inc.'s financial condition, results of operations and business. These statements include, among others:

o statements concerning the potential benefits that Warp 9, Inc. ("W9" or the "Company") may experience from its business activities and certain transactions it contemplates or has completed; and

o statements of W9's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause W9's actual results to be materially different from any future results expressed or implied by W9 in those statements. The most important facts that could prevent W9 from achieving its stated goals include, but are not limited to, the following:

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

         (j) failure of the re-licensing or other commercialization of the Roaming Messenger technology to produce revenues or profits; and

         (k) uncollectible accounts and the need to incur expenses to collect amounts owed to the Company.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company may not be able to obtain customers for its products or services, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, the exercise of outstanding warrants and stock options, or other risks inherent in the Company's businesses.

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

         While the Warp 9 Internet Commerce System ("ICS") is our flagship and highest revenue product, we have been developing and deploying new products based on a proprietary virtual publishing technology that we have developed. These new products have allowed for the creation of interactive web versions of paper catalogs ("VCS") and magazines ("VMS") where users can flip through pages with a mouse and click on products or advertisements. These magazines or catalogs have built-in integration for e-commerce transactions through our ICS product and other transaction based activities. Clients utilizing this technology have discovered when exposing consumers to virtual catalogs, a higher average order size and significant increase in rate of conversion result. We have been selling this solution on a limited basis as a professional service while we refine the product and technology. We believe there are many markets for our virtual catalog and magazine technology and we intend to test market these new products in greater distribution in the near future.

         Research and development ("R&D") efforts have been focused both on these new products and on updating our current products with new features. In the planning phase of these new features, we look to direct client feedback and feature requests; we study the e-commerce landscape to determine features that will provide our clients with a competitive advantage in producing greater and more effective selling; and we also examine features that will create a competitive advantage during our sales process to clients. Emerging and declining trends also play a role in how clients perceive what features should be provided by which vendors. We are sometimes able to capitalize on these opportunities by bundling features for greater value and/or increased fees and revenue.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTHS AND SIX-MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE THREE-MONTHS AND SIX-MONTHS ENDED DECEMBER 31, 2007

REVENUE

         Total revenue for the three-month period ended December 31, 2008 decreased by ($29,013) to $620,159 from $649,172 in the prior year, representing a decrease of 4.5%. For the six-month period ended December 31, 2008, total revenue decreased by ($165,643) to $1,088,024 from $1,253,667 in the same period of the prior year. The overall decrease in revenue was primarily the result of a decrease in VCS revenue and professional services booked in the 2008 quarter as a result of the slowing economic environment. This decrease was partially offset by a strong increase in recurring ICS monthly fees due to the increase in the number of clients.

COST OF REVENUE

         The cost of revenue for the three-month period ended December 31, 2008 increased by $4,952 to $42,159 as compared to $37,207 for the three-month period ended December 31, 2007, and for the six-month period ended December 31, 2008, cost of revenue increased by $3,464 to $79,895 from $76,431 in the same period of the prior year. The overall increase was primarily due to the increase in costs incurred for obtained vendor services by the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses decreased by ($28,956) during the three months ended December 31, 2008 to $372,928 as compared to $401,884 for the three-month period ended December 31, 2007. For the six-month period ending December 31, 2008, SG&A expenses decreased by ($91,277) to $719,660 from $810,937 for the six months ended December 31, 2007. The decrease in SG&A expenses was primarily due to the reduction in certain bad debt and other ongoing vendor provided professional services.

RESEARCH AND DEVELOPMENT

         Research and development expenses decreased by ($6,323) during the three months ended December 31, 2008 to $10,262 as compared to $16,585 for the three months ended December 31, 2007. In the six-month period ending December 31, 2008, the research and development expenses increased by $8,552 to $26,877 as compared to $18,325 for the six months ended December 31, 2007. The overall increase is primarily due to the development of new products and new features for the existing product line.

DEPRECIATION AND AMORTIZATION

         Expenses related to depreciation and amortization were $16,513 for the three months ended December 31, 2008 as compared to $22,013 for the three months ended December 31, 2007, and for the six months ended December 31, 2008, the depreciation and amortization was $33,026 as compared to $42,046 during the same period of the prior year.

OTHER INCOME AND EXPENSE

         Total other income and expense for the three months ended December 31, 2008 was $4,054 as compared to ($68,781) for the same period of the prior year, and for the six-month period ending December 31, 2008, was $9,802 as compared to ($176,481) for the same period of the prior year. The change is primarily due to the elimination of the derivative liability valuation and interest expense related to the Cornell convertible debenture.

NET INCOME

         Inclusive of an accounting for a provision for income tax of ($140,271), our consolidated net income was $42,080 for the three months ended December 31, 2008, as compared to a consolidated net income of $101,102 for the three months ended December 31, 2007. Excluding the accounting for the income tax provision, the consolidated net income for the three months ended December 31, 2008 rose to $182,351.

         For the six-month period ended December 31, 2008, the consolidated net income was $51,910 compared to $127,847 for the six months ended December 31, 2007. The consolidated net income for the six months ended December 31, 2008 rose to $238,368 before accounting for a provision for income tax of ($186,458). This overall increase in net income for the six months was primarily due to the elimination of Cornell convertible debenture and a reduction in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash at December 31, 2008 of $693,668 as compared to cash of $643,340 as of December 31, 2007. The Company had net working capital (i.e. the difference between current assets and current liabilities) of $882,242 at December 31, 2008 as compared to a net working capital of $210,193 at December 31, 2007.

         Cash flow provided by operating activities was $104,884 for the six months ended December 31, 2008 as compared to cash provided by operating activities of $360,339 during the six months ended December 31, 2007.

         Cash flow used in investing activities was ($6,286) for the six months ended December 31, 2008 as compared to cash used in investing activities of ($1,336) during the six months ended December 31, 2007.

         Cash flow used by financing activities was ($85,579) for the six months ended December 31, 2008 as compared to net cash used by financing activities of ($147,504) for the six months ended December 31, 2007.

         For the six months ended December 31, 2008, our capital needs have primarily been met from positive cash-flow from operations.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.


ITEM 4T. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by Warp 9 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer are responsible for establishing and maintaining controls and procedures for the Company.

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31,, 2008 (under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities
Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer have concluded that the disclosure controls and procedures are effective as of December 31, 2008.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a plaintiff in an accounts receivable lawsuit filed against a former customer seeking to collect a past due amount of approximately $30,000 plus legal collection costs, interest and attorneys' fees. The Company filed the law suit in January 2009 and is currently waiting for the defendant's response. There is no assurance that the Company's collection action will be successful.

         The Company may file additional collection actions in the future.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.


ITEM  3. DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM  5. OTHER INFORMATION

         None.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

---------------- -- --------------------------------------------------------------------------------------------------
  EXHIBIT NO.                                              DESCRIPTION
---------------- -- --------------------------------------------------------------------------------------------------
3.1                 Articles of Incorporation (1)
3.2                 Bylaws (1)
4.1                 Specimen Certificate for Common Stock (1)
4.2                 Non-Qualified Employee Stock Option Plan (2)
10.1                First Agreement and Plan of Reorganization  between Latinocare Management  Corporation,  a Nevada corporation, and Warp 9, Inc., a Delaware corporation (3)
10.2                Second Agreement and Plan of Reorganization between Latinocare Management  Corporation,  a Nevada corporation, and Warp 9, Inc., a Delaware corporation (4)
10.3                Exchange Agreement and Representations for Shareholders of Warp 9, Inc.(3)
10.4                Termination and Assignment (5)
31.1                Section 302 Certification
32.1                Section 906 Certification
---------------- -- --------------------------------------------------------------------------------------------------

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

         (1) Form 8-K/A Report filed with the Securities and Exchange Commission on November 24, 2008 regarding appointment of William Edward Beifuss, Jr. and John Charles Beifuss to fill two vacancies on the Company's Board of Directors. The Company's Board of Directors plans to form an Audit Committee.

         (2) Form 8-K Report filed with the Securities and Exchange Commission on February 3, 2009 regarding resignation of Louie Ucciferri from the Board of Directors to provide a vacancy for the Audit Committee. Mr. Ucciferri will continue to serve as the Company's Acting Chief Financial Officer.

         (3) Form 8-K Report filed with the Securities and Exchange Commission on February 5, 2009 regarding resignation of Kin Ng from the Board of Directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 11, 2009                            WARP 9, INC.
                                       -----------------------------------------
                                                    (Registrant)

                                       By: \s\Harinder Dhillon
                                       -----------------------------------------
                                       Harinder Dhillon, Chief Executive Officer
                                       and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 By: \s\Louie Ucciferri                              Dated: February 11, 2009
---------------------------------------------------
 Louie Ucciferri, Corporate Secretary,
Acting Chief Financial Officer
(Principal Financial / Accounting Officer)







 By: \s\Harinder Dhillon                             Dated: February 11, 2009
---------------------------------------------------
Harinder Dhillon, Chief Executive Officer and
President (Principal Executive Officer)