Form 10-Q
period 2009-03-31
WARP 9, INC.
filed 2009-05-15
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For Quarterly Period Ended March 31, 2009

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Transition period from _______________ to ______________


                         Commission File Number: 0-13215

                                  WARP 9, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                 30-0050402
---------------------------------         --------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

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

As of May 11, 2009 the number of shares outstanding of the registrant's class of common stock was 340,579,815.

                                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                      PAGE
                                                                                                              ------------------

Item 1.           Consolidated Financial Statements                                                                    2
                  Consolidated Balance Sheets as of  March 31, 2009 (unaudited) and June 30, 2008 (audited)            3
                  Consolidated Statements of Income for the Three and Nine Months ended March 31, 2009 and             4
                  March 31, 2008 (unaudited)
                  Consolidated Statement of Shareholders' Equity for the Nine Months ended March 31, 2009              5
                  (unaudited)
                  Consolidated Statements of Cash Flows for the Nine Months ended March 31, 2009 and March             6
                  31, 2008 (unaudited)
                  Notes to Consolidated Financial Statements (unaudited)                                               7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations                9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                          14

Item 4T.          Controls and Procedures                                                                             14

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                   15

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                                         15

Item 3.           Defaults Upon Senior Securities                                                                     15

Item 4.           Submission of Matters to a Vote of Security Holders                                                 15

Item 5.           Other Information                                                                                   15

Item 6.           Exhibits and Reports on Form 8-K                                                                    16

Signatures                                                                                                            17

PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                             WARP 9, INC. AND SUBSIDIARY
                                             CONSOLIDATED BALANCE SHEETS
                                                                            March 31, 2009        June 30, 2008
                                                                         --------------------  --------------------
                                                                             (Unaudited)
                                                         ASSETS
CURRENT ASSETS
     Cash                                                                $           724,510   $           680,649
     Accounts Receivable, net                                                        499,602               290,920
     Prepaid and Other Current Assets                                                 12,091                16,679
     Current Portion of Deferred Tax Asset                                           116,477                38,849
                                                                         --------------------  --------------------
        TOTAL CURRENT ASSETS                                                       1,352,680             1,027,097
                                                                         --------------------  --------------------
PROPERTY & EQUIPMENT, at cost
     Furniture, Fixtures & Equipment                                                  89,485                89,485
     Computer Equipment                                                              511,889               505,603
     Commerce Server                                                                  50,000                50,000
     Computer Software                                                                 9,476                 9,476
                                                                         --------------------  --------------------
                                                                                     660,850               654,564
     Less accumulated depreciation                                                  (605,358)             (555,947)
                                                                         --------------------  --------------------
       NET PROPERTY AND EQUIPMENT                                                     55,492                98,617
                                                                         --------------------  --------------------
OTHER ASSETS
     Lease Deposit                                                                     9,749                 9,749
     Restricted Cash                                                                  93,000                93,000
     Internet Domain, net                                                                934                 1,062
     Long Term Deferred Tax Asset                                                  1,790,359             2,029,859
                                                                         --------------------  --------------------
               TOTAL OTHER ASSETS                                                  1,894,042             2,133,670
                                                                         --------------------  --------------------
                 TOTAL ASSETS                                            $         3,302,214   $         3,259,384
                                                                         ====================  ====================

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts Payable                                                    $            55,544   $            64,799
     Credit Cards Payable                                                                 38                15,352
     Accrued Expenses                                                                 71,262                88,514
     Bank Line of Credit                                                               8,522                 7,916
     Deferred Income                                                                  10,667                35,333
     Note Payable, Other                                                              40,107                40,107
     Note Payable, Related Party                                                           -                50,481
     Customer Deposit                                                                 59,686                51,436
     Capitalized Leases, Current Portion                                              10,747                23,183
                                                                         --------------------  --------------------
        TOTAL CURRENT LIABILITIES                                                    256,573               377,121
                                                                         --------------------  --------------------
LONG TERM LIABILITIES
     Note payable, Other                                                              44,135                74,216
     Capitalized Leases                                                                1,200                 7,912
                                                                         --------------------  --------------------
        TOTAL  LONG TERM LIABILITIES                                                  45,335                82,128
                                                                         --------------------  --------------------
                TOTAL LIABILITIES                                                    301,908               459,249
                                                                         --------------------  --------------------
SHAREHOLDERS' EQUITY
     Common Stock, $0.001 Par Value;
     495,000,000 Authorized Shares;
     340,579,815 Shares Issued and Outstanding                                       340,579               340,579
     Additional Paid In Capital                                                    6,894,847             6,886,682
     Accumulated Deficit                                                          (4,235,120)           (4,427,126)
                                                                         --------------------  --------------------
        TOTAL SHAREHOLDERS'  EQUITY                                                3,000,306             2,800,135
                                                                         --------------------  --------------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $         3,302,214   $         3,259,384
                                                                         ====================  ====================

               The accompanying notes are an integral part of these consolidated financial statements

                                                  WARP 9, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (Unaudited)

                                                                   Three Months Ended               Nine Months Ended
                                                             -------------------------------  -------------------------------

                                                               3/31/2009        3/31/2008       3/31/2009       3/31/2008
                                                             ---------------  --------------  --------------- ---------------
REVENUE                                                      $      485,088   $     580,477   $    1,573,112  $    1,834,143

COST OF SERVICES                                                     38,979          28,603          118,874         105,034
                                                             ---------------  --------------  --------------- ---------------

GROSS PROFIT                                                        446,109         551,874        1,454,238       1,729,109

OPERATING EXPENSES
  Selling, general and administrative expenses                      318,769         332,809        1,038,429       1,145,346
  Research and development                                            5,000          13,285           31,877          31,610
  Depreciation and amortization                                      16,513          21,474           49,539          63,519
                                                             ---------------  --------------  --------------- ---------------

        TOTAL OPERATING EXPENSES                                    340,282         367,568        1,119,845       1,240,475
                                                             ---------------  --------------  --------------- ---------------

INCOME FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)               105,827         184,306          334,393         488,634

OTHER INCOME/(EXPENSE)
   Interest income                                                    7,988          12,989           18,724          12,842
   Other income                                                      11,358           4,786           30,258          15,802
   Interest expense                                                    (768)        (62,972)         (14,678)       (195,563)
   Amortization of loan cost                                              -         (15,072)               -         (57,184)
   Stock option expense                                              (2,641)         (4,422)          (8,565)        (17,069)
                                                             ---------------  --------------  --------------- ---------------

        TOTAL OTHER INCOME (EXPENSE)                                 15,937         (64,691)          25,739        (241,172)
                                                             ---------------  --------------  --------------- ---------------

INCOME FROM OPERATIONS BEFORE PROVISION FOR TAXES                   121,764         119,615          360,132         247,462

PROVISION FOR INCOME (TAXES)/BENEFIT                                 18,332               -         (168,126)              -
                                                             ---------------  --------------  --------------- ---------------

NET INCOME                                                          140,096         119,615          192,006         247,462
                                                             ===============  ==============  =============== ===============


BASIC AND DILUTED INCOME/(LOSS) PER SHARE                    $         0.00   $        0.00   $         0.00  $         0.00
                                                             ===============  ==============  =============== ===============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                         340,579,815     245,282,938      340,579,815     243,092,689
                                                             ===============  ==============  =============== ===============

                    The accompanying notes are an integral part of these consolidated financial statements

                                                  WARP 9, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
                                                          (Unaudited)

                                                                                   Additional
                                                                      Common         Paid-in        Accumulated
                                                      Shares           Stock         Capital         Deficit         Total
                                                   -------------   -------------  -------------   -------------   ------------

Balance, June 30, 2008                              340,579,815    $    340,579   $  6,886,682    $ (4,427,126)   $ 2,800,135

Stock issuance cost (unaudited)                               -               -           (400)              -           (400)

Stock compensation cost (unaudited)                           -               -          8,565               -          8,565

Net income for the nine months ended
 March 31, 2009 (unaudited)                                   -               -              -         192,006        192,006
                                                   -------------   -------------  -------------   -------------   ------------

Balance, March 31, 2009 (unaudited)                 340,579,815    $    340,579   $  6,894,847    $ (4,235,120)   $ 3,000,306
                                                   =============   =============  =============   =============   ============


                    The accompanying notes are an integral part of these consolidated financial statements

                                                   WARP 9, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)
                                                                                                     Nine Months Ended
                                                                                                  3/31/2009       3/31/2008
                                                                                                --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                              $   192,006     $    247,462
        Adjustment to reconcile net income to net cash
         provided in operating activities
        Depreciation and amortization                                                                49,539           63,519
        Conversion feature recorded as interest expense                                                   -           89,045
        Cost of stock options recognized                                                              8,565           17,069
        Amortization of loan costs                                                                        -           57,184
        Derivative expense                                                                                -           38,817
        Bad debt expense                                                                            (38,562)          15,308
         (Increase) Decrease in:
          Accounts receivable                                                                       (170,120)       (101,820)
          Prepaid and other assets                                                                     4,588          (4,417)
          Deferred tax benefit                                                                       161,872               -
         Increase (Decrease) in:
          Accounts payable                                                                           (24,569)          7,155
          Accrued expenses                                                                           (17,252)         47,216
          Deferred Income                                                                            (24,666)         71,667
          Other liabilities                                                                            8,250          15,036
                                                                                                --------------- ---------------

        NET CASH PROVIDED IN OPERATING ACTIVITIES                                                    149,651         563,241
                                                                                                --------------- ---------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
        Purchase of property and equipment                                                            (6,286)         (4,355)
                                                                                                --------------- ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                                 (6,286)         (4,355)
                                                                                                --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Payment on note payable                                                                      (50,481)         (9,000)
        Payments on notes payable, other                                                             (30,081)       (143,580)
        Payments on capitalized leases                                                               (19,148)        (23,385)
        Change in line of credit                                                                         606         (35,000)
        Stock issuance cost                                                                             (400)           (179)
                                                                                                --------------- ---------------

        NET CASH (USED) BY FINANCING ACTIVITIES                                                      (99,504)       (211,144)
                                                                                                --------------- ---------------

                NET INCREASE IN CASH                                                                  43,861         347,742


CASH, BEGINNING OF PERIOD                                                                            680,649         431,841
                                                                                                --------------- ---------------

CASH, END OF PERIOD                                                                             $    724,510    $    779,583
                                                                                                =============== ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                                                $     14,678    $     10,745
                                                                                                =============== ===============
   Taxes paid                                                                                   $      6,254    $          -
                                                                                                =============== ===============
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
   During the nine months ended March 31, 2008,  the Company  issued  67,244,348 shares  of  common  stock at a fair  value of  $425,674  for the  convertible debenture.

                     The accompanying notes are an integral part of these consolidated financial statements

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2009

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2008.

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

     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of June 30, 2006. Our financial statements as of and for the nine months ended March 31, 2009 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the nine months ended March 31, 2009, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2009 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to March 31, 2009, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the nine months ended March 31, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the nine months ended March 31, 2009 and 2008 is $8,565 and $17,069 respectively.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2009



3.   CAPITAL STOCK

     During the nine months ended March 31, 2009, the Company issued no shares. During the nine months ended March 31, 2008, the Company issued 67,244,348 shares of common stock at prices ranging from of $0.0023 per share to $0.0110 per share for the conversion of the debenture with a value of $425,674.


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

                  (h) litigation with or legal claims and allegations by outside parties, reducing revenue and increasing costs;

                  (i)      insufficient revenues to cover operating costs;

                  (j)      failure    of    the     re-licensing     or    other
                           commercialization of the Roaming Messenger technology to produce revenues or profits;

                  (k) further dilution of existing shareholders ownership in Company; and

                  (l) uncollectible accounts and the need to incur expenses to collect amounts owed to the Company.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTHS AND NINE-MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE-MONTHS AND NINE-MONTHS ENDED MARCH 31, 2008

REVENUE

         Total revenue for the three-month period ended March 31, 2009 decreased by ($95,389) to $485,088 from $580,477 in the prior year, representing a decrease of 16.4%. For the nine-month period ended March 31, 2009, total revenue decreased by ($261,031) to $1,573,112 from $1,834,143 in the same period of the prior year. The overall decrease in revenue was primarily the result of a decrease in recurring monthly fees and professional services booked in the quarter as a result of the slowing economic environment.

COST OF REVENUE

         The cost of revenue for the three-month period ended March 31, 2009 increased by $10,376 to $38,979 as compared to $28,603 for the three-month period ended March 31, 2008, and for the nine-month period ended March 31, 2009, cost of revenue increased by $13,840 to $118,874 from $105,034 in the same period of the prior year. The overall increase was primarily due to the increase in sales commissions and costs incurred for vendor obtained services by the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses decreased by ($14,040) during the three months ended March 31, 2009 to $318,769 as compared to $332,809 for the three-month period ended March 31, 2008. For the nine-month period ending March 31, 2009, SG&A expenses decreased by ($106,917) to $1,038,429 from $1,145,346 for the nine months ended March 31, 2008. The decrease in SG&A expenses was primarily due to the reduction in certain bad debt and other ongoing vendor provided professional services.

RESEARCH AND DEVELOPMENT

         Research and development expenses decreased by ($8,285) during the three months ended March 31, 2009 to $5,000 as compared to $13,285 for the three months ended March 31, 2008. In the nine-month period ending March 31, 2009, the research and development expenses increased by $267 to $31,877 as compared to $31,610 for the nine months ended March 31, 2008.

DEPRECIATION AND AMORTIZATION

         Expenses related to depreciation and amortization were $16,513 for the three months ended March 31, 2009 as compared to $21,474 for the three months ended March 31, 2008, and for the nine months ended March 31, 2009, the depreciation and amortization was $49,539 as compared to $63,519 during the same period of the prior year.

OTHER INCOME AND EXPENSE

         Total other income and expense for the three months ended March 31, 2009 was $15,937 as compared to ($64,691) for the same period of the prior year, and for the nine-month period ending March 31, 2009, was $25,739 as compared to ($241,172) for the same period of the prior year. The change is primarily due to the elimination of the derivative liability valuation and interest expense related to the Cornell convertible debenture.

NET INCOME

         For the three months ended March 31, 2009, the consolidated net income rose to $140,096 as compared to the consolidated net income of $119,605 for the three months ended March 31, 2008. The increase in consolidated net income includes a net increase of $18,332 due to tax loss carryforward adjustment.

         For the nine months ended March 31, 2009, the consolidated income before taxes rose to $360,132 as compared to $247,462 for the nine months ended March 31, 2008. Inclusive of a provision for income tax of ($168,126), the consolidated net income after taxes was $192,006 for the nine months ended March 31, 2009 as compared to $247,462 for the nine months ended March 31, 2008. The over all increase in consolidated income for the nine months was primarily due to the elimination of the Cornell convertible debenture and a reduction in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash at March 31, 2009 of $724,510 as compared to cash of $779,583 as of March 31, 2008. The Company had net working capital (i.e. the difference between current assets and current liabilities) of $1,096,107 at March 31, 2009 as compared to a net working capital of $400,205 at March 31, 2008.

         Cash flow provided by operating activities was $149,651 for the nine months ended March 31, 2009 as compared to cash provided by operating activities of $563,241 during the nine months ended March 31, 2008.

         Cash flow used in investing activities was ($6,286) for the nine months ended March 31, 2009 as compared to cash used in investing activities of ($4,355) during the nine months ended March 31, 2008.

         Cash flow used by financing activities was ($99,504) for the nine months ended March 31, 2009 as compared to net cash used by financing activities of ($211,144) for the nine months ended March 31, 2008.

         For the nine months ended March 31, 2009, our capital needs have primarily been met from positive cash-flow from operations.

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

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2009 (under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities
Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer have concluded that the disclosure controls and procedures are effective as of March 31, 2009.

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

PART II.  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company pursued two accounts receivable lawsuits against former customers to collect past due amounts and other fees. The Company collected $32,500 from these activities. There are no current legal proceedings as of this time.

         The Company may file additional collection actions and be involved in other litigation in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
---------------- -- ------------------------------------------------------------
  EXHIBIT NO.                               DESCRIPTION
---------------- -- ------------------------------------------------------------
3.1                 Articles of Incorporation (1)
---------------- -- ------------------------------------------------------------
3.2                 Bylaws (1)
---------------- -- ------------------------------------------------------------
4.1                 Specimen Certificate for Common Stock (1)
---------------- -- ------------------------------------------------------------
4.2                 Non-Qualified Employee Stock Option Plan (2)
---------------- -- ------------------------------------------------------------
10.1 First Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (3)
---------------- -- ------------------------------------------------------------
10.2 Second Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (4)
---------------- -- ------------------------------------------------------------
10.3                Exchange Agreement and Representations for Shareholders of
                    Warp 9, Inc.(3)
---------------- -- ------------------------------------------------------------
10.4                Termination and Assignment (5)
---------------- -- ------------------------------------------------------------
31.1                Section 302 Certification
---------------- -- ------------------------------------------------------------
32.1                Section 906 Certification
---------------- -- ------------------------------------------------------------

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


Dated: May 15, 2009                           WARP 9, INC.
                         -------------------------------------------------------
                                             (Registrant)

                         By: \s\Harinder Dhillon
                         -------------------------------------------------------
                         Harinder Dhillon, Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 By: \s\Louie Ucciferri                                    Dated: May 15, 2009
---------------------------------------------------
Louie Ucciferri, Corporate Secretary,
Acting Chief Financial Officer
(Principal Financial / Accounting Officer)







 By: \s\Harinder Dhillon                                   Dated: May 15, 2009
---------------------------------------------------
Harinder Dhillon, Chief Executive Officer and
President (Principal Executive Officer)