Form 10-K
period 2009-06-30
WARP 9, INC.
filed 2009-09-30
CIK 743758

FORM 10-K

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2009


                         COMMISSION FILE NUMBER 0-13215

                                  WARP 9, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEVADA                                   30-0050402
    ----------------------                 ----------------------------------
   (State of Incorporation)               (I.R.S. Employer Identification No.)


           50 Castilian Dr. Suite 101, Santa Barbara, California 93117
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 964-3313
               --------------------------------------------------
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                      NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                                WHICH REGISTERED
       -------------------                            ------------------------
           COMMON STOCK                                          OTC


         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                Yes |_| No |X|

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                Yes |_| No |X|

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                Yes |_| No |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $2,809,255 as of June 30, 2009.

         There were 340,579,815 shares outstanding of the registrant's Common Stock as of September 17, 2009.




                                                    TABLE OF CONTENTS
PART 1
ITEM 1                  Business                                                                               2
ITEM 2                  Properties                                                                             8
ITEM 3                  Legal Proceedings                                                                      8
ITEM 4                  Submission of Matters to a Vote of Security Holders                                    8
PART II
ITEM 5                  Market for Common Equity and Related Stockholder Matters                               9
ITEM 6                  Selected Financial Data                                                                10
ITEM 7                  Management's Discussion and Analysis or Plan of Operation                              10
ITEM 8                  Financial Statements and Supplementary Data                                            15
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   32
ITEM 9A(T)              Controls and Procedures                                                                32
ITEM 9B                 Other Information                                                                      34
PART III
ITEM 10                 Directors, Executive Officers, and Corporate Governance                                34
ITEM 11                 Executive Compensation                                                                 36
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related             38
                        Stockholder Matters
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence              39
ITEM 14                 Principal Accounting Fees and Services                                                 39
ITEM 15                 Exhibits, Financial Statement Schedules                                                39
SIGNATURES                                                                                                     41

                                     PART I

ITEM 1. BUSINESS

COMPANY HISTORY

         Warp 9, Inc. ("Warp 9" or the "Company") is a Nevada corporation formerly known as Roaming Messenger, Inc., formerly known as Latinocare Management Corporation ("LMC"). On August 24, 2006, the Company's board of directors and majority shareholders voted to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc. to reflect a new strategic plan of focusing primarily on the business of the Company's wholly owned subsidiary, Warp 9, Inc., a Delaware corporation that is an e-commerce Software-as-a-Service ("SaaS") provider.

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

INDUSTRY OVERVIEW

GROWTH OF THE INTERNET AND E-COMMERCE

         According to the 2008 State of Retailing Online report from Forrester Research, online sales will continue to rise about 11 percent to $156 billion this year from about $141 billion in 2008. E-commerce sales grew 13% from 2007 to 2008 and will account for 6% of total retail sales this year, up from 5% last year. Interestingly, the report also indicated four out of five retailers said the web is better suited than offline retail to withstand the recession. According to the report, search engine marketing continues to be the most effective way to reach new customers, followed by organic traffic and SEO/natural search. E-mail is ranked as the most successful revenue driver overall, followed by search engine adwords.

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

TECHNOLOGY PRODUCTS

         We primarily offer four proprietary software systems to our customers - e-commerce, e-mail marketing, virtual catalog publishing, and virtual magazine publishing. It is our product development goal to create other complementary systems to deliver a fully integrated platform for a successful e-commerce operation.

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

WARP 9 VIRTUAL CATALOG  SYSTEM (WARP 9 VCS)

         Warp 9 VCS creates an interactive digital experience for online customers. The VCS product creates a unique shopping environment using Warp 9's virtual publishing technology to deliver an increase in multi-channel sales. Readers can bend and flip through virtual pages as they read the online catalog, zoom into product descriptions and images, and click on products to bring them to the relevant transactional e-commerce product pages. Warp 9's virtual publishing technology transforms a catalog from a static medium to a dynamic, interactive, and transactional medium. VCS product allows the cataloger to extend the life of a print property and allows for increased conversion rates.

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

     o Other providers of outsourced e-commerce solutions, such as GSI Commerce, Inc., Rovi, asknet Inc. and eSellerate, Inc.;

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

A METHOD OF AND INSTRUCTION SET FOR EXECUTING OPERATIONS ON A DEVICE

         This invention relates to executable instructions and, more particularly, to instructions that are executable on a device that receives a mobile agent. This patent application discloses the actual implementation of the Roaming Messenger device engine and messenger instruction sets and modes of execution. The application for this patent was filed on December 7, 2004 and was issued on December 30, 2008.

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

EMPLOYEES

         As of September 17, 2009, we had nine full time employees, four of whom are employed in administrative, marketing, and sales positions, and five technical employees employed in research, development, and technical product maintenance positions.

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

TRADEMARKS

         We have registered trademarks for Roaming Messenger(R), and Warp 9(R).


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

         NONE.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the OTC Bulletin Board Market under the symbol "WNYN." The range of high and low bid quotations for each fiscal quarter within the last three fiscal years was as follows:

                 Year Ended June 30, 2009         HIGH            LOW
                                                  ----            ---

   First Quarter ended September 30, 2008         $0.0014         $0.007
   Second Quarter ended December 31, 2008         $0.0105         $0.005
   Third Quarter ended March 31, 2009             $0.009          $0.0062
   Fourth Quarter ended June 30, 2009             $0.013          $0.0068

                 Year Ended June 30, 2008         HIGH            LOW
                                                  ----            ---

   First Quarter ended September 30, 2007         $0.025          $0.013
   Second Quarter ended December 31, 2007         $0.017          $0.006
   Third Quarter ended March 31, 2008             $0.008          $0.0032
   Fourth Quarter ended June 30, 2008             $0.019          $0.0015

                 Year Ended June 30, 2007         HIGH            LOW
                                                  ----            ---

   First Quarter ended September 30, 2006         $0.02           $0.01
   Second Quarter ended December 31, 2006         $0.03           $0.01
   Third Quarter ended March 31, 2007             $0.03           $0.01
   Fourth Quarter ended June 30, 2007             $0.03           $0.02

-------------------------------

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

         As of June 30, 2009, there were approximately 279 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts which are unknown. As of June 30, 2009, there were 340,579,815 shares of common stock outstanding on record.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

         Effective July 10, 2003, the Company adopted the Warp 9, Inc. 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "Plan") authorizing the issuance of up to 25,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 25,000,000 stock options. The Plan has been approved by the holders of the outstanding shares of the Company. The following table sets forth certain information regarding the Plan as of June 30, 2009:

                                 NUMBER OF     WEIGHTED-AVERAGE    NUMBER OF
                                 SECURITIES     EXERCISE PRICE    SECURITIES
                                TO BE ISSUED    OF OUTSTANDING     REMAINING
                                   UPON             STOCK        AVAILABLE FOR
                                EXERCISE OF        OPTIONS      FUTURE ISSUANCE
                                OUTSTANDING                       UNDER EQUITY
                               STOCK OPTIONS                     COMPENSATION
                                                                     PLANS
                               -------------   ----------------  ---------------
Equity compensation plans        12,400,000         $0.02          9,825,000
approved by security
holders



ITEM 6. SELECTED FINANCIAL DATA.

         None.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

         This Form 10-K contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about Warp 9 Inc.'s ("Warp 9" or the "Company") financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

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

         (i)      insufficient revenues to cover operating costs; and

         (j) failure of the relicensing or other commercialization of the Roaming Messenger technology to produce revenues or profits;

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company may not be able to obtain customers for its products or services, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, the exercise of outstanding warrants and stock options, and other risks inherent in the Company's businesses.

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

         The results of operation for the fiscal year ending June 30, 2009 reflect one complete year of the Company focusing exclusively on the Warp 9 e-commerce products and services. In September 2006, we ceased our Roaming Messenger business and reduced our staff significantly in order to focus on our Warp 9 business.

         Approximately half of the Company's revenues are from the ICS product, which continues to be a growing product. During the fiscal year ending June 30, 2009, the ICS product accounted for 61% of gross revenue. The monthly recurring fee for Warp 9 ICS is generally variable with the growth of a client's online revenues. Therefore, when our customers sell more online, our revenues and profit margin increase without dramatic increase in costs. EMS is a smaller revenue-generating product and usually sold to customers already subscribing to the ICS product. During the fiscal year ending June 30, 2009, the EMS product accounted for 2% of gross revenue. VCS and VMS are newer products and are currently only being sold on a limited basis while they are further developed. During the fiscal year ending June 30, 2009, VMS and VCS sales accounted for 1% of gross revenue. During the fiscal year ending June 30, 2009, the professional services accounted for 29% of gross revenue.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2009 AS COMPARED TO THE YEAR ENDED JUNE 30, 2008

REVENUE

         Total revenue for the twelve month period ended June 30, 2009 decreased by ($216,321) to $2,133,344 from $ 2,349,665 in the prior year, a decrease of 9%. The difference is primarily due a decrease in professional and other services resulting from the slowing economic environment and decreased client budgets offset by an increase of $144,652 in recurring ICS monthly revenue.

COST OF REVENUE

         The cost of revenue for the twelve month period ended June 30, 2009 increased by $12,675 to $156,310 as compared to $143,635 for the twelve month period ended June 30, 2008. The increase in the cost of revenue was primarily due to an increase in sales commissions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses increased by $74,843 during the twelve months ended June 30, 2009 to $1,620,824 as compared to $1,545,981 for the twelve month period ended June 30, 2008. The increase in SG&A expenses was primarily due to an increase in bad debt expense, offset by a decrease in certain ongoing vendor provided professional services.

RESEARCH AND DEVELOPMENT

         Research and development expenses decreased by ($11,858) during the twelve months ended June 30, 2009 to $36,877 as compared to $48,735 for the twelve months ended June 30, 2008. The decrease is due to an overall decrease in employee expenses.

DEPRECIATION AND AMORTIZATION

         Expense related to depreciation and amortization was $66,053 for the twelve months ended June 30, 2009 as compared to $141,059 for the prior year. The decrease is due to the elimination of amortization expenses related to the Cornell convertible debenture and decreased depreciation of other equipment.

OTHER INCOME AND EXPENSE

         Total other income and expense was $55,640 for the twelve months ended June 30, 2009 as compared to $415,211 for the prior year. The change is mostly due to the gain on the sale of an investment recorded in the twelve months ending June 30, 2008.

NET INCOME

         For the twelve months ended June 30, 2009, Warp 9's consolidated net income was $150,723 as compared to a consolidated net income of $2,922,069 for the twelve months ended June 30, 2008. This decrease in net income is primarily due to the inclusion in the 2008 fiscal year of a recognized tax benefit of $2,065,508 resulting from the recognition of deferred tax assets related to net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         Warp 9 had cash as of June 30, 2009 of $849,508 as compared to cash of $680,649 as of June 30, 2008. Warp 9 had net working capital (i.e. the difference between current assets and current liabilities) of $1,102,641 as of June 30, 2009 as compared to a net working capital of $649,976 at June 30, 2008.

         Cash flow provided by operating activities was $290,864 for the year ended June 30, 2009 as compared to $447,544 for the year ended June 30, 2008.

         Cash flow used by investing activities was ($6,286) for the year ended June 30, 2009 as compared to cash flow provided in investing activities of $495,645 for the year ended June 30, 2008.

         Cash flow used by financing activities was ($115,719) for the year ended June 30, 2009 as compared to ($694,381) during the year ended June 30, 2008.

         For the twelve months ended, June 30, 2009, the Company's capital needs have primarily been met from positive cash-flow from operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

         None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF WARP 9, INC.


                                  WARP 9, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS





                                                                   PAGE

Report of Independent Registered Public Accounting Firm             16

Consolidated Balance Sheets                                         17

Consolidated Statements of Operations                               18

Consolidated Statements of Shareholders' Equity                     19

Consolidated Statements of Cash Flows                               20

Notes to Consolidated Financial Statements                          21-31

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Warp 9, Inc.
Santa Barbara, California

We have audited the accompanying consolidated balance sheets of Warp 9, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warp 9, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Warp 9, Inc.'s internal control over financial reporting as of June 30, 2009, included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ HJ Associates & Consultants, LLP
_____________________________________
HJ Associates & Consultants, LLP
Salt Lake City, Utah
September 25, 2009

                          WARP 9, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                June 30, 2009   June 30, 2008
                                                                               --------------- ---------------

                                                    ASSETS
CURRENT ASSETS
     Cash                                                                      $      849,508  $      680,649
     Accounts Receivable, net                                                         324,668         290,920
     Prepaid and Other Current Assets                                                  11,804          16,679
     Current Portion of Deferred Tax Asset                                            165,167          38,849
                                                                               --------------- ---------------
        TOTAL CURRENT ASSETS                                                        1,351,147       1,027,097
                                                                               --------------- ---------------

PROPERTY & EQUIPMENT, at cost
     Furniture, Fixtures & Equipment                                                   89,485          89,485
     Computer Equipment                                                               511,889         505,603
     Commerce Server                                                                   50,000          50,000
     Computer Software                                                                  9,476           9,476
                                                                               --------------- ---------------
                                                                                      660,850         654,564
     Less accumulated depreciation                                                   (621,829)       (555,947)
                                                                               --------------- ---------------
        NET PROPERTY AND EQUIPMENT                                                     39,021          98,617
                                                                               --------------- ---------------

OTHER ASSETS
     Lease Deposit                                                                      9,749           9,749
     Restricted Cash                                                                   93,000          93,000
     Internet Domain, net                                                                 891           1,062
     Long Term Deferred Tax Asset                                                   1,762,727       2,029,859
                                                                               --------------- ---------------
        TOTAL OTHER ASSETS                                                          1,866,367       2,133,670
                                                                               --------------- ---------------

                TOTAL ASSETS                                                   $    3,256,535  $    3,259,384
                                                                               =============== ===============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                                          $       70,573  $       64,799
     Credit Cards Payable                                                                 254          15,352
     Accrued Expenses                                                                  87,194          88,514
     Bank Line of Credit                                                                    -           7,916
     Deferred Income                                                                        -          35,333
     Note Payable, Other                                                               33,916          40,107
     Note Payable, Related Party                                                            -          50,481
     Customer Deposit                                                                  48,431          51,436
     Capitalized Leases, Current Portion                                                8,138          23,183
                                                                               --------------- ---------------
TOTAL CURRENT LIABILITIES                                                             248,506         377,121
                                                                               --------------- ---------------

LONG TERM LIABILITIES
     Note payable, Other                                                               46,542          74,216
     Capitalized Leases                                                                     -           7,912
                                                                               --------------- ---------------
        TOTAL  LONG TERM LIABILITIES                                                   46,542          82,128
                                                                               --------------- ---------------

                TOTAL LIABILITIES                                                     295,048         459,249
                                                                               --------------- ---------------

SHAREHOLDERS' EQUITY
        Common Stock, $0.001 Par Value;
        495,000,000 Authorized Shares;
        340,579,815 and 340,579,815 Shares Issued and Outstanding, respectively       340,579         340,579
        Additional Paid In Capital                                                  6,897,311       6,886,682
        Accumulated Deficit                                                        (4,276,403)     (4,427,126)
                                                                               --------------- ---------------
        TOTAL SHAREHOLDERS'  EQUITY                                                 2,961,487       2,800,135
                                                                               --------------- ---------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $    3,256,535  $    3,259,384
                                                                               =============== ===============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                          WARP 9, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                   Years Ended
                                                                          June 30, 2009    June 30, 2008
                                                                         ----------------  ---------------
REVENUE                                                                  $     2,133,344   $    2,349,665

COST OF SERVICES                                                                 156,310          143,635
                                                                         ----------------  ---------------

GROSS PROFIT                                                                   1,977,034        2,206,030

OPERATING EXPENSES
  Selling, general and administrative expenses                                 1,620,824        1,545,981
  Research and development                                                        36,877           48,735
  Stock option expense                                                            11,129           28,905
  Depreciation and amortization                                                   66,053          141,059
                                                                         ----------------  ---------------

        TOTAL OPERATING EXPENSES                                               1,734,883        1,764,680
                                                                         ----------------  ---------------

INCOME FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)                            242,151          441,350

OTHER INCOME/(EXPENSE)
  Interest income                                                                 40,489           20,663
  Other income                                                                    37,208           24,206
  Gain on sale of investment                                                           -          498,750
  Gain/(Loss) on derivative liability valuation                                        -          100,038
  Interest expense                                                               (22,057)        (228,446)
                                                                         ----------------  ---------------

        TOTAL OTHER INCOME (EXPENSE)                                              55,640          415,211
                                                                         ----------------  ---------------

INCOME FROM OPERATIONS BEFORE PROVISION FOR TAXES                                297,791          856,561

PROVISION FOR INCOME (TAXES)/BENEFIT
  Income taxes paid                                                               (6,254)          (3,200)
  Income tax (provision)/benefit                                                (140,814)       2,068,708
                                                                         ----------------  ---------------

        PROVISION FOR INCOME (TAXES)/BENEFIT                                    (147,068)       2,065,508
                                                                         ----------------  ---------------

NET INCOME                                                                       150,723        2,922,069
                                                                         ================  ===============


BASIC AND DILUTED EARNINGS PER SHARE                                     $          0.00   $         0.01
                                                                         ================  ===============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC AND DILUTED                                                        340,579,815      273,771,640
                                                                         ================  ===============


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                          WARP 9, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                      Additional
                                                                            Common      Paid-in   Accumulated
                                                              Shares         Stock      Capital     Deficit        Total
                                                         ---------------- ----------- ----------- ------------ --------------
Balance, June 30, 2007                                       227,910,128  $  227,910  $6,251,506  $(7,349,195) $    (869,779)

Issuance of common stock in August 2007, note 7
Convertible debenture                                         11,009,174      11,009     108,991            -        120,000

Issuance of common stock in September 2007, note 7
Convertible debenture                                          6,363,636       6,364      63,636            -         70,000

Issuance of common stock in October 2007, note 7
Convertible debenture                                         11,235,955      11,236      88,764            -        100,000

Issuance of common stock in January 2008, note 7
Convertible debenture                                         11,842,105      11,842      33,158            -         45,000

Issuance of common stock in February 2008, note 7
Convertible debenture                                         13,043,478      13,043      39,131            -         52,174

Issuance of common stock in March 2008, note 7
Convertible debenture                                         13,750,000      13,750      24,750            -         38,500

Issuance of common stock in April 2008, note 7
Convertible debenture                                         29,579,185      29,579      33,721            -         63,300

Issuance of common stock in May 2008, note 7
Convertible debenture                                         15,846,154      15,846       4,754            -         20,600

Derivative liability                                                   -           -     209,712            -        209,712

Stock option expense                                                   -           -      28,905            -         28,905

Stock issuance cost                                                    -           -        (346)           -           (346)

Net income                                                             -           -           -    2,922,069      2,922,069
                                                         ---------------- ----------- ----------- ------------ --------------
Balance, June 30, 2008                                       340,579,815     340,579   6,886,682   (4,427,126)     2,800,135

Stock option expense                                                   -           -      11,129            -         11,129

Stock issuance cost                                                    -           -        (500)           -           (500)

Net income                                                             -           -           -      150,723        150,723
                                                         ---------------- ----------- ----------- ------------ --------------

Balance, June 30, 2009                                       340,579,815  $  340,579  $ 6,897,311 $(4,276,403) $   2,961,487
                                                         ================ =========== =========== ============ ==============



                 The accompanying notes are an integral part of
                    these consolidated financial statements

                          WARP 9, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended
                                                                             June 30, 2009  June 30, 2008
                                                                             -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                  $     150,723  $  2,922,069
 Adjustment to reconcile net income to net cash
  provided by operating activities
 Depreciation and amortization                                                      66,053        65,907
 Gain on sale of investment                                                              -      (498,750)
 Bad debt expense                                                                   83,784        42,207
 Conversion feature recorded as interest expense                                         -       151,412
 Amortization of loan costs                                                              -        75,151
 Cost of stock compensation recognized                                              11,129        28,905
 Derivative expense                                                                      -      (100,038)
 Change in assets and liabilities:
 (Increase) Decrease in:
   Accounts receivable                                                            (117,532)     (106,897)
   Prepaid and other assets                                                          4,875        (8,600)
   Deferred tax asset                                                              140,814    (2,068,708)
 Increase (Decrease) in:
   Accounts payable                                                                 (9,324)       30,202
   Accrued expenses                                                                 (1,320)     (132,761)
   Deferred income                                                                 (35,333)       35,333
   Other liabilities                                                                (3,005)       12,112
                                                                             -------------- --------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                                  290,864       447,544
                                                                             -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from investment                                                                -       500,000
 Purchase of property and equipment                                                 (6,286)       (4,355)
                                                                             -------------- --------------

        NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES                            (6,286)      495,645
                                                                             -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment on notes payable                                                          (84,346)     (203,106)
 Payments on capitalized leases                                                    (22,957)      (31,960)
 Payments on line of credit                                                         (7,916)      (35,000)
 Payments on convertible debenture                                                       -      (423,969)
 Proceeds from issuance of common stock, net of cost                                  (500)         (346)
                                                                             -------------- --------------

        NET CASH USED BY FINANCING ACTIVITIES                                     (115,719)     (694,381)
                                                                             -------------- --------------

                NET INCREASE IN CASH                                               168,859       248,808


CASH, BEGINNING OF YEAR                                                            680,649       431,841
                                                                             -------------- --------------

CASH, END OF YEAR                                                            $     849,508  $    680,649
                                                                             ============== ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                             $      22,057  $    209,957
                                                                             ============== ==============
   Taxes paid                                                                $       6,254  $      3,200
                                                                             ============== ==============

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
   During the year ended June 30, 2008,  the Company  issued  112,669,687  shares of of common stock at a fair value of $509,574 for the convertible debenture.




                 The accompanying notes are an integral part of
                    these consolidated financial statements

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2009 AND 2008


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

     ACCOUNTS RECEIVABLE
     The Company extends credit to its customers, who are located primarily in California. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at June 30, 2009 and 2008 are $151,085 and $67,301 respectively.

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

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2009 AND 2008


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

     Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. The deferred revenue as of June 30, 2009 and 2008 was $0 and $35,333, respectively.

     For the fiscal year ended, June 30, 2009, monthly fee from web products and associated service fees account for 64% of the Company's total revenues, professional services account for 28% and the remaining 8% of total revenues are from resale of third party products and services.

     For the fiscal year ended, June 30, 2008, monthly fee from web products and associated service fees account for 53% of the Company's total revenues, professional services account for 38% and the remaining 9% of total revenues are from resale of third party products and services

     RETURN POLICY
     On all service offerings such as web based e-commerce products there are no returns. Monthly fees are assessed and revenue is recognized at the end of every month, after service has been provided. Some higher paying customers may have service level agreements where we guarantee system uptime such as 99.9% of the time per month. If we fall below the agreed upon level of uptime, we shall credit one day of service fee for each hour our system is down up to a maximum of one monthly fee. This guarantee only covers downtime as a result of failure in the Company's hardware, software or gross negligence. Historically, the Company has not had to issue any credits for such returns.

     COST OF REVENUE
     Cost of revenue includes the direct costs of operating the Company's network, including telecommunications charges and third party internet marketing charges.

     RESEARCH AND DEVELOPMENT
     Research and development costs are expensed as incurred. Total research and development costs were $36,877 and $48,735 for the years ended June 30, 2009 and 2008, respectively.

     ADVERTISING COSTS
     The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $32,985 and $27,329 for the years ended June 30, 2009 and 2008, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2009 and 2008, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2009 AND 2008


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

     Depreciation expense are $66,053 and $65,907 for the years ended June 30, 2009 and 2008 respectively.

     Included in property and equipment are assets under capitalized leases with an original cost of $218,179. Depreciation of assets under capitalized leases is included in depreciation and amortization expense. During the years ended June 30, 2009 and 2008, there were no additions to fixed assets through capitalized leases.

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

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the year ended June 30, 2008, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2009 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2006, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the year ended June 30, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the year ended June 30, 2009, we accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the consolidated statement of operations during the years ended June 30, 2009 and 2008 was $11,129 and $28,905, respectively.

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2009 AND 2008


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     EARNINGS PER SHARE
     SFAS 128 "Earnings Per Share" requires the Company to calculate earnings per share based on basic and diluted earnings per share, as defined. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and warrants to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company were not reflected in diluted earnings per share, because under the provision of the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The Company's average market price for common stock was less than the exercise price of all outstanding stock options and warrants.

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company's financial statements.

3.   OBLIGATIONS UNDER CAPITALIZED LEASES

LESSOR                  DESCRIPTION                                   6/30/2009         6/30/2008
--------------------------------------------------------------------------------   ---------------
SBBT      Payble in monthly installments of $488
            interest at 17%, matures in August, 2009                    $ 1,421           $ 9,147
SBBT      Payble in monthly installments of $281
            interest at 16%, matures in November, 2009                    1,352             4,257
SBBT      Payble in monthly installments of $726
            interest at 17%, matures in July, 2010                        5,364             9,684
GE        Payble in monthly installments of $551
            interest at 17%, matures in September, 2008                       -             5,857
GE        Payble in monthly installments of $1206
            interest at 17%, matures in September, 2008                       -             2,150
                                                                 ---------------   ---------------
                                                                          8,137            31,095
          Less current portion                                            8,137            23,183
                                                                 ---------------   ---------------
          Long-term portion of obligations under
            captalized leases                                               $ -           $ 7,912
                                                                 ===============   ===============

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2009 AND 2008


3.   OBLIGATIONS UNDER CAPITALIZED LEASES (Continued)

     Minimum annual lease payments under capitalized lease obligations at June 30, 2009 are as follows:


                                           FISCAL YEAR
                                         ------------
                                             2010                 $   8,718

        Less amount representing Interest                               581
                                                                  ----------
                                                                      8,137

        Less current portion                                          8,137
                                                                  ----------

        Long term portion of capitalized lease obligations        $       -

4.   NOTES PAYABLE

     The Company had a note payable to a vendor in the amount of $50,000, bearing interest at 10%, with monthly interest payments only. The maturity date, which was originally October 15, 2001, was subsequently amended to March 15, 2002. The note was not paid off on its amended maturity date and was in default until paid in full on June 5, 2008.

     On October 16, 2006, the Company reclassified $237,981 of accrued salaries to a promissory demand note, due no later than October 31, 2008. Interest is paid annually at a rate of 5% per annum on the unpaid balance. At June 30, 2009 and 2008, the outstanding principal balance was $0 and $50,481, respectively.

     At June 30, 2007, the Company reclassified an accounts payable account to a vendor in the amount of $154,429 to a note payable. The monthly payment on the note is $3,342 per month and bears annual interest at the rate of 10% per annum. At June 30, 2009 and 2008, the outstanding principal balance was $80,458 and $114,323 respectively. The following is a schedule of payments due for the next five years.

                            Year Ending
                              June 30,
                            -----------
                            2010           $33,916
                            2011           $37,463
                            2012           $ 9,079

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

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2009 AND 2008

5.   DEFERRED TAX BENEFIT (Continued)

     The provision (benefit) for income taxes for the year ended June 30, 2009 and 2008 consist of the following:


                                             2009             2008
                                     ---------------- ----------------
                Federal:
                    Current          $             -  $             -
                    Deferred               1,680,729        1,803,489

                State:
                    Current                        -                -
                    Deferred                 247,165          265,219
                                     ---------------- ----------------
                                     $     1,927,894  $     2,068,708
                                     ================ ================

     Net deferred tax assets consist of the following components as of June 30, 2009 and 2008:

                                                      2009              2008
                                               ---------------- ----------------
     Deferred Tax Assets:
        NOL Carryforward                       $     1,737,058  $      1,924,273
        Depreciation                                    25,669            10,735
        R&D Carryforward                                94,851            94,851
        Accrued Vacation Payable                        11,393            12,602
        Allowance for Doubtful Accounts                 58,923            26,247

     Deferred Tax Liabilities:                               -                 -

     Valuation Allowance                                     -                 -
                                               ---------------- ----------------
     Net Deferred Tax Asset                    $     1,927,894  $      2,068,708
                                               ================ ================

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended June 30, 2009 and 2008 due to the following:

                                                     2009             2008
                                               ---------------- ----------------
        Book Income                            $       116,138  $       332,810
        State Income Taxes                               6,254            3,200
        Nondeductible Stock Compensation                 4,340           11,273
        Other                                              812            1,598
        Related Party Accruals                          (1,208)          26,248
        Allowance for Bad Debt                          32,676              391
        Depreciation                                    14,933            8,516
        Beneficial Conversion Feature                        -           59,051
        Derative Liability Interest                          -          (39,015)
        NOL Carryover                                 (167,691)        (400,872)
        Valuation Allowance                                  -                -
                                               ---------------- ----------------
        Income Tax Expense                     $         6,254  $         3,200
                                               ================ ================

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2009 AND 2008

6.   INCOME TAXES

     The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007. The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended June 30, 2009, the Company did not recognize interest and penalties.

7.   CAPITAL STOCK

     At June 30, 2009, the Company's authorized stock consisted of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. During the year ended June 30, 2008, the Company issued 112,669,687 shares of common stock ranging from $0.0013 to $0.0110 per share for the conversion of the debenture with a value of $509,575.

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

     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of June 30, 2006. Our financial statements as of and for the years ended June 30, 2009 and 2008 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. The Company also used the historical industry index to calculate volatility, since the Company's stock history did not represent the expected future volatility of the Company's common stock. The fair value of options granted was determined using the Black Scholes method with the following assumptions:


                                                Year Ended           Year Ended
                                                 6/30/2009           6/30/2008
                                              ----------------------------------
      Risk free interest rate                  3.2% - 5.07%         3.2% - 5.07%
      Stock volatility factor                   0.31 -0.53           0.31 -0.53
      Weighted average expected option life       4 years             4 years
      Expected dividend yield                      none                 none

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2009 AND 2008

8.   STOCK OPTIONS AND WARRANTS (Continued)

     A summary of the Company's stock option activity and related information follows:

                                                  Year ended                      Year ended
                                                 June 30, 2009                  June 30, 2008
                                       -------------------------------- --------------------------------
                                                           Weighted                         Weighted
                                                            average                          average
                                                           exercise                         exercise
                                            Options          price          Options           price
                                       ----------------- -------------- ----------------  --------------
Outstanding -beginning of year               14,350,000  $        0.02       15,725,002   $        0.05

Granted                                               -              -                -               -

Exercised                                             -              -                -               -

Forfeited                                    (1,950,000)         (0.02)      (1,375,002)          (0.04)
                                       ----------------- -------------- ----------------  --------------
Outstanding - end of year                    12,400,000  $        0.02       14,350,000   $        0.02
                                       ================= ============== ================  ==============
Exercisable at the end of year                9,283,185  $        0.02        8,430,309   $        0.01
                                       ================= ============== ================  ==============
Weighted average fair value of
 options granted during the year                         $           -                    $           -
                                                         ==============                   ==============

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

     The weighted average remaining contractual life of options outstanding issued under the plan as of June 30, 2009 was as follows:

                                                              Weighted
                                                               Average
                                        Number of             remaining
                  Exercise               options             contractual
                   prices              outstanding           life (years)
             -------------------    ------------------    ------------------
                   $ 0.07                    100,000            4.50
                   $ 0.08                     50,000            2.51
                   $ 0.13                    650,000            0.07
                   $ 0.01                 10,950,000            4.61
                   $ 0.03                    150,000            5.84
                   $ 0.02                    500,000            5.97
                                    ------------------
                                          12,400,000
                                    ==================

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2009 AND 2008

8.   STOCK OPTIONS AND WARRANTS (Continued)

     STOCK WARRANTS
     During the year ended June 30,  2009,  the Company  issued no warrants  for
     services.   A  summary  of  the  Company's  warrant  activity  and  related information follows:

                                                       Year End                      Year End
                                                     June 30, 2009                 June 30, 2008
                                            -----------------------------  ------------------------------
                                                               Weighted                       Weighted
                                                               average                         average
                                                               exercise                       exercise
                                               Options          price          Options          price
                                            ----------------  -----------  ----------------  ------------
Outstanding -beginning of year                    9,515,000   $   0.11          10,499,500    $     0.12

Granted                                                   -          -                   -             -

Exercised                                                 -          -                   -             -

Forfeited                                                 -          -            (984,500)        (0.11)
                                            ----------------  -----------  -----------------  -----------
Outstanding - end of year                         9,515,000   $   0.11           9,515,000    $     0.11
                                            ----------------  -----------  -----------------  -----------

9.   LINE OF CREDIT

     On January 30, 2009, the Company renewed its $100,000 revolving line of credit from Bank of America at an annual interest rate of prime plus 2 percentage points. This line of credit is secured by assets of the Company. The effective interest rate of the line of credit at June 30, 2009 was 9%. As of June 30, 2009 and 2008, the balance was $0 and $7,916, respectively.


10.  CONVERTIBLE DEBENTURES

     On December 28, 2005, we consummated a securities purchase agreement with Cornell Capital Partners L.P. providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $1,200,000 of which the first installment of $400,000 was advanced immediately. The net amount of the first installment received by the Company was $295,500 after paying total fees of $92,500 which included legal, structuring, due diligence, commitment fees, and prior liability of $12,000. An interest expense of $100,000, representing the value of the conversion feature in accordance to EITF 00-27 was recorded for the first installment. Under EITF 00-27, the Company recorded a beneficial conversion cost associated with the convertibility feature of the security that was equal to the value of any discount to market available at the time of conversion. This beneficial conversion cost is recorded at the time the convertible security is first issued and is amortized over the stated terms.

     Holders of the debentures had the right to convert at any time amounts outstanding under the debentures into shares of our common stock at a conversion price per share equal to the lesser of (i) $0.15 or (ii) 80% of the lowest volume weighted average price of our common stock during the five trading days immediately preceding the conversion date as quoted by Bloomberg, LP. Cornell agreed not to short any of the shares of Common Stock. EITF 00-19 is applicable to debentures issued by the Company in instances where the number of shares into which a debenture can be converted is not fixed. For example, when a debenture converts at a discount to market based on the stock price on the date of conversion. In such instances, EITF 00-19 requires that the embedded conversion option of the convertible debentures be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under EITF 00-19, the Company recorded a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company's stock, and a discount representing the imputed interest associated with the beneficial conversion feature. The discount was amortized over the life of the debentures and the derivative liability was adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability was charged to additional paid-in capital. For purpose of determining derivative liability, the Company used Black Scholes modeling for computing historic volatility.

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2009 AND 2008

10.  CONVERTIBLE DEBENTURES (Continued)

     We had the right to redeem a portion or all amounts outstanding under the debenture prior to the maturity date at a 20% redemption premium provided that the closing bid price of our common stock was less than $0.15. In addition, in the event of a redemption, we were required to issue to Cornell 50,000 shares of common stock for each $100,000 redeemed.

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

11.  CONCENTRATIONS

     For the year ended June 30, 2009, the Company had three customers who represented approximately 43% of total revenue. For the year ended June 30, 2008, the Company had one customer who represented approximately 15% of total revenue.

     At June 30, 2009 and 2008, accounts receivable from two customers represented approximately 26% and 38% of total accounts receivable, respectively.

     The Company has a concentration of credit risk for cash by maintaining deposits with banks, which may at a time exceed insured amounts. At June 30, 2009 and 2008, the Company had bank balances exceeding the amount insured by the U.S. Federal Deposit Insurance Corporation (FDIC).

12.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES
     The following is a schedule, by years, of future minimum rental payments required under operating leases for the facilities and equipment. The lease of the facilities expires in 2010. The following is a schedule of minimum lease payments for the next year.


                Years Ending         Rent Payment
                  June 30,
                ------------         ------------
                    2010              $ 109,000

     Total lease expense for the years ended June 30, 2009 and 2008 was $138,017 and $149,679, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

     RESTRICTED CASH
     The Company has restricted cash in the amount of $93,000. This restricted cash is used to collateralize a standby letter of credit in favor of the landlord as part of the Company's lease agreement for its current office space at 50 Castilian Dr., Suite 101, Santa Barbara, CA 93117. This cash amount is restricted until the lease expires on June 30, 2010 or when negotiated down.

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2009 AND 2008


12.  COMMITMENTS AND CONTINGENCIES (Continued)

     LEGAL MATTERS
     The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company's business or financial condition.

13.  SUBSEQUENT EVENTS
     Management has evaluated subsequent events through September 25, 2009, the date the financial statements were available to be issued, and has determined there are no subsequent events to be reported.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2009 (under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities
Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

         The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

         o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

         o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

         o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

         Under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in internal control-integrated framework. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Acting
Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

AUDITOR'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Prior to the fourth quarter, Warp 9 completed procedures to achieve Sarbanes-Oxley 404 compliance, which were tested during and since the fourth quarter.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

         The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

         None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

         The following table lists the executive officers and directors of the Company as of June 30, 2009:

NAME                       AGE            POSITION
-------------------       -----           -------------------------------------

Harinder Dhillon           36             Chief  Executive  Officer,  President
                                          and Director

Louie Ucciferri            48             Corporate  Secretary,   Acting  Chief
                                          Financial Officer

William E. Beifuss         64             Chairman of the Board of Directors

John C. Beifuss            40             Director

----------------------------------------


         Harinder Dhillon has been the Company's Chief Executive Officer since October 2006 and the President of the Company since July 1, 2005. From October 2001 to October 2006, Mr. Dhillon was the Vice President of Operations of the Company. Mr. Dhillon joined us in July 2000. Prior to joining the Company, from 1993 to 1998, Mr. Dhillon served as the Chief Information Officer of Informax Data Systems, an enterprise systems integrator headquartered in Southern California. Thereafter, during 1999 until he joined the Company, he worked as an independent technology consultant. He has designed, managed, and led the development and deployment of enterprise Internet, Intranet and integration projects for Fortune 500 companies and various government agencies. Mr. Dhillon received a Bachelor degree in Electrical and Computer Engineering from the University of California at Santa Barbara in 1996.

         Louie Ucciferri has been the Company's Corporate Secretary and Acting Chief Financial Office since October 15, 2006 and served as a director of the Company from November 2003 to January 2009. He also served as Chairman of the Board from October 15, 2006 until December 11, 2008. He is also the Chief Executive Officer of Regent Capital Group, a FINRA registered broker dealer dedicated to real estate investments. From 1995 to 2004, Mr. Ucciferri served as the President of Westlake Financial Architects, a financial advisory firm he founded in 1995 to provide financial and investment advisory services to early stage companies. Since November 1998, he has also served as President of Camden Financial Services, a FINRA registered broker dealer. Mr. Ucciferri received Bachelors degrees in Economics and Sociology from Stanford University in 1983.

         William E. Beifuss, Jr., age 64, became an independent director of the Company on November 18, 2008 and became Chairman of the Board on December 11, 2008. Mr. Beifuss is a business executive and currently serves as Chief Executive Officer of Cumorah Capital, Inc., a private investment company. From April 1992 to January 2006, Mr. Beifuss was Chief Executive Officer of Coeur D'Alene French Baking Company. He serves as a unit committee chairman of Boy Scouts of America. Mr. Beifuss is the father of John Charles Beifuss.

         John C. Beifuss, age 40, became an independent director of the Company on November 18, 2008. Mr. Beifuss is a business executive and has served as Chief Executive Officer of Tri-County Auto Dismantlers since April 1992. Mr. Beifuss is the son of William E. Beifuss, Jr.

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

AUDITOR INDEPENDENCE

         HJ Associates & Consultants, LLP ("HJ") has been the Company's principal auditing accountant firm since August 2006. HJ provided other non-audit services to the Company. The Company's Board of Directors has considered whether the provisions of non-audit services are compatible with maintaining HJ independence.

REPORT OF THE AUDIT COMMITTEE

         In February 2006, the sole member of the Company's Audit Committee resigned from the Board of Directors for personal reasons. The Company has not reformed the Audit Committee since that time. Accordingly the Company has not received any reports from an Audit Committee during the fiscal year ended June 30, 2009. The Company's full Board of Directors is presently performing the functions of an Audit Committee until a new Audit Committee is formed in the future.

CODE OF CONDUCT

         The Company has adopted a Code of Conduct that applies to all of its directors, officers and employees. Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the Audit Committee when formed or the full Board of Directors and, in the case of a waiver for members of the Audit Committee, by the Board of Directors. Any such waivers will be promptly disclosed to the Company's shareholders.

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

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended June 30, 2009 have been complied with on a timely basis, except for Form 3 that were due to be filed by William E. Beifuss and John C. Beifuss when they joined the Board of Directors on November 18, 2008, and which are expected to be filed in the near future.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

         The following summary compensation table sets forth certain information concerning compensation paid to the Company's Chief Executive Officer and its most highly paid executive officers (the "Named Executive Officers") whose total annual salary and bonus for services rendered in all capacities for the year ended June 30, 2009 was $100,000 or more.

                                     SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------
                                 FISCAL      SALARY      BONUS    OPTION AWARDS    ALL OTHER     TOTAL
  NAME AND PRINCIPAL POSITION     YEAR                                           COMPENSATION
---------------------------------------------------------------------------------------------------------
Harinder Dhillon (1).......       2009      $200,000    $92,943        -0-            -0-      $292,943
Chief Executive Officer,          2008      $200,000    $76,969        -0-            -0-      $276,969
President, and director

Louie Ucciferri (2)........       2009      $30,000       -0-          -0-            -0-       $30,000
Acting Chief Financial Officer,   2008      $30,000       -0-          -0-            -0-       $30,000
Corporate Secretary
-------------------------

(1) Mr. Dhillon has a compensation and performance bonus plan pursuant to which he may earn bonuses based on the annual profitability of Warp 9. The compensation and performance bonus plan for Mr. Dhillon, which has been in effect since March 2006, currently provides as follows: Mr. Dhillon has a base salary of $200,000 per year, a monthly bonus of 10% of the Company's "operating profit" for that month, defined as gross profit minus selling, general and administrative costs, payable on a monthly basis provided that the Company's operating profit for that month is at least $50,000, and provided further, that the maximum aggregate monthly bonuses during any calendar year do not exceed $100,000, plus Mr. Dhillon is entitled to an additional $50,000 annual bonus for any calendar year in which the Company's EBITDA exceeds $500,000. Mr. Dhillon waived his $50,000 EBITDA bonus for the calendar year ending December 31, 2007, which the Company otherwise would have paid. Mr. Dhillon was awarded a special $50,000 bonus on September 24, 2008 which is in addition to his existing compensation plan. The Company's Board of Directors approved the special bonus and also reaffirmed Mr. Dhillon's existing compensation plan. Mr. Dhillon has an "at will" employment agreement with the Company. Mr. Dhillon did not receive any compensation for his services as a director of the Company.

(2) Mr. Ucciferri receives $2,500 per month in consideration for his services as an executive officer of the Company. Mr. Ucciferri did not receive any compensation in 2008 for his services as the Chairman of the Board of Directors of the Company.

(3) On October 16, 2006, Mr. Dhillon received stock options to purchase 8,000,000 shares of common stock, at an exercise price of $0.01 per share, in consideration for his services to the Company. These stock options vest in equal monthly installments over a forty-eight month period commencing in October 2006 and expire on October 16, 2014.

(4) On October 16, 2006, Mr. Ucciferri received stock options to purchase 2,500,000 shares of common stock, at an exercise price of $0.01 per share, in consideration for his services to the Company. These stock options vested in equal monthly installments over a twelve month period commencing in October 2006 and expire on October 16, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by the Company's executive officers at June 30, 2009.


                                                 OPTION AWARDS


         NAME            NUMBER OF SECURITIES    NUMBER OF SECURITIES
                              UNDERLYING             UNDERLYING
                              UNEXERCISED            UNEXERCISED       OPTION EXERCISE   OPTION EXPIRATION
                          OPTIONS EXERCISABLE       UNEARNED OPTIONS        PRICE               DATE
-------------------------------------------------------------------------------------------------------------
Harinder Dhillon             5,408,219 (1)             2,591,781             $0.01        October 16, 2014
Chief Executive                650,000 (2)                - 0 -              $0.13          July 26, 2009
Officer, President

Louie Ucciferri              2,500,000 (3)                - 0 -              $0.01        October 16, 2011
Acting Chief Financial
Officer and Corporate
Secretary

--------------------
(1) On October 16, 2006, Mr. Dhillon received stock options to purchase 8,000,000 shares of common stock, at an exercise price of $0.01 per share, in consideration for his services to the Company. These stock options vest in equal monthly installments over a forty-eight month period.

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

OPTION EXERCISES AND STOCK VESTED

         None of the Company's executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended June 30, 2009.

DIRECTOR COMPENSATION

         The Company's independent directors did not receive any compensation for their services rendered to the Company during the fiscal year ended June 30, 2009. The compensation paid to the Company's non-independent directors is reflected in the above table entitled Summary Compensation Table.

EMPLOYMENT AGREEMENTS

         The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

STOCK OPTION PLAN

         On July 10, 2003, the Board of Directors of the Company adopted the 2003 Stock Option Plan for Directors, Executive Officers, Employees and Key Consultants of the Company (the "2003 Plan"). The 2003 Plan was ratified by the shareholders of the Company by written consent effective August 25, 2003. The 2003 Plan authorizes the issuance of up to 25,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 25,000,000 stock options. To date, 12,400,000 options to purchase 12,400,000 shares of common stock at a volume weighted average price of $0.02 per share granted under the 2003 Plan are outstanding. To date, 2,775,000 options have been exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Warp 9 at September 17, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of September 17, 2009 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 340,579,815 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o Warp 9, Inc., 50 Castilian Dr. Suite 101, Santa Barbara, California 93117. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name.

         NAME, TITLE AND ADDRESS              NUMBER OF SHARES BENEFICIALLY     PERCENTAGE OWNERSHIP
                                                         OWNED (1)
------------------------------------------    -----------------------------     --------------------
Harinder Dhillon (2)
Chief Executive Officer,
President of Warp 9 Inc.                                18,893,219                     3.96%

Louie Ucciferri (3)
Acting Chief Financial Officer, Corporate
Secretary                                                5,500,000                       *

All current Executive Officers as a Group               24,393,219                     4.84%

William E. Beifuss
Chairman of the Board                                   17,024,314                     4.99%

John C. Beifuss
Director                                                 5,000,000                     1.47%

All current Directors who are not
Executive Officers as a Group                           22,024,314                     6.46%

Jonathan Lei
470 Linfield Place #C
Goleta, CA 93117                                        86,969,525                    25.54%
-------------------------------

*Indicates beneficial ownership of less than 1%.

(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of September 17, 2009.

(2) Includes 5,408,219 shares which may be purchased pursuant to stock options that are exercisable within 60 days of September 17, 2009.

(3) Includes 2,500,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of September 17, 2009.

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

         None.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         HJ Associates & Consultants, LLP ("HJ") has been the Company's principal auditing accountant firm since August 2006. HJ provided other non-audit services to the Company. The Company's Board of Directors has considered whether the provisions of non-audit services are compatible with maintaining HJ independence.

AUDIT FEES

         An aggregate of $40,686 was billed by our auditors for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2009, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2008, December 31, 2008, and March 31, 2009.

         An aggregate of $39,400 was billed by our auditors for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2008, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended September 30, 2007 December 31, 2007, and March 31, 2008.


TAX FEES

         Our auditors billed the Company $2,583 for tax preparation services during the fiscal year ended June 30, 2009.

         Our auditors billed the Company $3,522 for tax preparation services during the fiscal year ended June 30, 2008.


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      Exhibits

         EXHIBIT           DESCRIPTION
         -------           -----------------------------------------------------------------------------------------

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


         10.5              Periodic Equity Investment Agreement dated as of March 28, 2005 between Roaming
                           Messenger, Inc. and Wings Fund, Inc.(6)
         10.6              Registration Rights Agreement dated as of March 28, 2005 between Roaming Messenger,
                           Inc. and Wings Fund, Inc.(6)
         10.7              Securities Purchase Agreement dated December 28, 2005 between the Company and Cornell
                           Capital Partners LLP (3)
         10.8              Investor Registration Rights Agreement dated December 28, 2005 (3)
         10.9              Insider Pledge and Escrow Agreement dated December 28, 2005 by and among the Company,
                           Cornell and David Gonzalez as escrow agent (3)
         10.10             Security Agreement dated December 28, 2005 by and between the Company and Cornell (3)
         10.11             Escrow Agreement Dated December 28, 2005 by and among the Company, Cornell and David
                           Gonzalez, as Escrow Agent (3)
         10.12             Irrevocable Transfer Agent Instructions (3)
         10.13             Exclusive Technology License Agreement, dated September 18, 2006 (8)
         10.14             Subscription Agreement with Zingerang Inc., dated September 18, 2006 (8)
         10.15             Termination of License Agreement with Carbon Sciences, Inc., dated April 2, 2007 (9)
         21.1              List of Subsidiaries (7)
         31.1              Section 302 Certification of Principal Executive Officer
         31.2              Section 302 Certification of Principal Financial/Accounting Officer
         32.1              Section 906 Certification of Principal Executive Officer
         32.2              Section 906 Certification of Principal Financial/Accounting Officer
-------------------------

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

         (7) Incorporated by reference to the exhibits filed with the Company's prior Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission, dated October 12, 2007.

         (8) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission, dated September 22, 2005.

         (9) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission, dated May 8, 2007.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 30, 2009        WARP 9, INC.



                                 By:    \s\ Harinder Dhillon

                                 ----------------------------------------------
                                        Harinder Dhillon,
                                        Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  \s\ William E. Beifuss                        Dated: September 30, 2009
    -----------------------------------------
    William E. Beifuss, Chairman



By:  \s\ Louie Ucciferri                           Dated: September 30, 2009
    -----------------------------------------
    Louie Ucciferri,  Corporate
    Secretary, Acting Chief Financial Officer
    (Principal Financial/accounting Officer)



By:  \s\ Harinder Dhillon                          Dated: September 30, 2009
    -----------------------------------------
    Harinder Dhillon, Chief Executive Officer
    and President (Principal Executive Officer)



By:  \s\ John C. Beifuss                           Dated: September 30, 2009
    -----------------------------------------
    John C. Beifuss, Director