Form 10-Q
period 2009-09-30
WARP 9, INC.
filed 2009-11-16
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

For Quarterly Period Ended September 30, 2009

                                       or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the Transition period from _______________ to ______________

                         Commission File Number: 0-13215

                                  WARP 9, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                              30-0050402
---------------------------------     ------------------------------------------
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

As of November 11, 2009 the number of shares outstanding of the registrant's class of common stock was 340,579,815.




                                                    TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                      PAGE
                                                                                                              ------------------

Item 1.           Consolidated Financial Statements                                                                   2
                  Consolidated Balance Sheets as of  September 30, 2009 (unaudited) and June 30, 2009                 3
                  (audited)
                  Consolidated Statements of Income for the Three Months ended September 30, 2009 and                 4
                  September 30, 2008 (unaudited)
                  Consolidated Statement of Shareholders' Equity for the Three Months ended September 30,             5
                  2009 (unaudited)
                  Consolidated Statements of Cash Flows for the Three Months ended September 30, 2009 and             6
                  September 30, 2008 (unaudited)
                  Notes to Consolidated Financial Statements (unaudited)                                              7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations              11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                         16

Item 4T.          Controls and Procedures                                                                            16


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                  17

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                                        17

Item 3.           Defaults Upon Senior Securities                                                                    17

Item 4.           Submission of Matters to a Vote of Security Holders                                                17

Item 5.           Other Information                                                                                  17

Item 6.           Exhibits and Reports on Form 8-K                                                                   18

Signatures                                                                                                           19

PART I. - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                                         WARP 9, INC. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS

                                                                         (Unaudited)
                                                                      September 30, 2009    June 30, 2009
                                                                      ------------------- -------------------
                                                    ASSETS
CURRENT ASSETS
     Cash                                                             $        1,042,325  $          849,508
     Accounts Receivable, net                                                    172,106             324,668
     Prepaid and Other Current Assets                                             13,585              11,804
     Current Portion of Deferred Tax Asset                                       147,954             165,167
                                                                      ------------------- -------------------
        TOTAL CURRENT ASSETS                                                   1,375,970           1,351,147
                                                                      ------------------- -------------------

PROPERTY & EQUIPMENT, at cost
Furniture, Fixtures & Equipment                                                   89,485              89,485
Computer Equipment                                                               514,450             511,889
Commerce Server                                                                   50,000              50,000
Computer Software                                                                 16,754               9,476
                                                                      ------------------- -------------------
                                                                                 670,689             660,850
Less accumulated depreciation                                                   (628,968)           (621,829)
                                                                      ------------------- -------------------
        NET PROPERTY AND EQUIPMENT                                                41,721              39,021
                                                                      ------------------- -------------------

OTHER ASSETS
      Lease Deposit                                                                9,033               9,749
      Restricted Cash                                                             93,000              93,000
      Internet Domain, net                                                           849                 891
      Long Term Deferred Tax Asset                                             1,768,981           1,762,727
                                                                      ------------------- -------------------
        TOTAL OTHER ASSETS                                                     1,871,863           1,866,367
                                                                      ------------------- -------------------
        TOTAL ASSETS                                                  $        3,289,554  $        3,256,535
                                                                      =================== ===================

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                                      $           68,801  $           70,573
Credit Cards Payable                                                                 438                 254
Accrued Expenses                                                                  62,486              87,194
Note Payable, Other                                                               33,916              33,916
Customer Deposit                                                                  39,386              48,431
Deferred income                                                                   63,333                   -
Capitalized Leases, Current Portion                                                4,657               8,138
                                                                      ------------------- -------------------
        TOTAL CURRENT LIABILITIES                                                273,017             248,506
                                                                      ------------------- -------------------

LONG TERM LIABILITIES
Note payable, Other                                                               38,461              46,542
                                                                      ------------------- -------------------
        TOTAL  LONG TERM LIABILITIES                                              38,461              46,542
                                                                      ------------------- -------------------
        TOTAL LIABILITIES                                                        311,478             295,048
                                                                      ------------------- -------------------

SHAREHOLDERS' EQUITY
Common Stock, $0.001 Par Value;
495,000,000 Authorized Shares;
340,579,815 Shares Issued and Outstanding                                        340,579             340,579
Additional Paid In Capital                                                     6,899,853           6,897,311
Accumulated Deficit                                                           (4,262,356)         (4,276,403)
                                                                      ------------------- -------------------
        TOTAL SHAREHOLDERS'  EQUITY                                            2,978,076           2,961,487
                                                                      ------------------- -------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $        3,289,554  $        3,256,535
                                                                      =================== ===================

   The accompanying notes are an integral part of these financial statements

                                             WARP 9, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                                          Three Months Ended      Three Months Ended
                                                                          September 30, 2009      September 30, 2008
                                                                         --------------------    --------------------
REVENUE                                                                  $           386,071     $           467,865

COST OF SERVICES                                                                      37,026                  37,736
                                                                         --------------------    --------------------

GROSS PROFIT                                                                         349,045                 430,129
                                                                         --------------------    --------------------

OPERATING EXPENSES
  Selling, general and administrative expenses                                       328,416                 346,732
  Research and development                                                             5,000                  16,615
  Stock option expense                                                                 2,542                   2,950
  Depreciation and amortization                                                        7,181                  16,513
                                                                         --------------------    --------------------

        TOTAL OPERATING EXPENSES                                                     343,139                 382,810
                                                                         --------------------    --------------------

INCOME FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)                                  5,906                  47,319
                                                                         --------------------    --------------------

OTHER INCOME/(EXPENSE)
   Interest Income                                                                    10,065                       -
   Other Income                                                                       11,250                  13,883
   Interest Expense                                                                   (2,215)                 (5,185)
                                                                         --------------------    --------------------

        TOTAL OTHER INCOME (EXPENSE)                                                  19,100                   8,698
                                                                         --------------------    --------------------

INCOME FROM OPERATIONS BEFORE PROVISION FOR TAXES                                     25,006                  56,017

PROVISION FOR INCOME (TAXES)/BENEFIT
   Income (taxes)/benefit                                                            (10,959)                (46,187)
                                                                         --------------------    --------------------

NET INCOME                                                                            14,047                   9,830
                                                                         ====================    ====================


BASIC EARNINGS PER SHARE                                                 $              0.00     $              0.00
                                                                         ====================    ====================
DILUTED EARNINGS PER SHARE                                               $              0.00     $              0.00
                                                                         ====================    ====================


WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC                                                                      340,579,815             340,579,815
                                                                         ====================    ====================
      DILUTED                                                                    340,579,815             340,928,884
                                                                         ====================    ====================



   The accompanying notes are an integral part of these financial statements

                                                    WARP 9, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                      Additional
                                                                         Common         Paid-in       Accumulated
                                                         Shares          Stock          Capital        Deficit          Total
                                                     --------------- -------------- --------------- -------------- ---------------

Balance, June 30, 2009                                  340,579,815  $     340,579  $    6,897,311  $  (4,276,403) $    2,961,487

Stock compensation expense (unaudited)                            -              -           2,542              -           2,542

Net income for the three months ended
 September 30, 2009 (unaudited)                                   -              -               -         14,047          14,047
                                                     --------------- -------------- --------------- -------------- ---------------

Balance, September 30, 2009 (unaudited)                 340,579,815  $     340,579  $    6,899,853  $  (4,262,356) $    2,978,076
                                                     =============== ============== =============== ============== ===============




























  The accompanying notes are an integral part of these financial statements

                                            WARP 9, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                             Three Months Ended  Three Months Ended
                                                                             September 30, 2009  September 30, 2008
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $        14,047     $       9,830
Adjustment to reconcile net income to net cash
  used in operating activities
Depreciation and amortization                                                          7,181            16,512
Bad debt expense                                                                    (105,240)          (34,777)
Cost of stock compensation recognized                                                  2,542             2,950
Changes in Assets and Liabilities
(Increase) Decrease in:
    Accounts receivable                                                              257,802           (14,743)
    Prepaid and other assets                                                          (1,781)              493
    Deferred tax benefit                                                              10,959            40,137
    Deposits                                                                             716                 -
Increase (Decrease) in:
    Accounts payable                                                                  (1,588)           24,053
    Accrued expenses                                                                 (24,708)           (7,708)
    Deferred Income                                                                   63,333            (2,333)
    Corporate income tax provision                                                         -             4,450
    Other liabilities                                                                 (9,045)          (13,179)
                                                                             ------------------  ------------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                                    214,218            25,685
                                                                             ------------------  ------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment                                                    (9,839)           (1,303)
                                                                             ------------------  ------------------

        NET CASH USED IN INVESTING ACTIVITIES                                         (9,839)           (1,303)
                                                                             ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable                                                                   -           (37,500)
Payments on notes payable, other                                                      (8,081)          (10,027)
Payments on capitalized leases                                                        (3,481)           (8,644)
Proceeds from line of credit                                                               -               535
Proceeds from issuance of common stock, net of cost                                        -              (200)
                                                                             ------------------  ------------------

        NET CASH USED BY FINANCING ACTIVITIES                                        (11,562)          (55,836)
                                                                             ------------------  ------------------

                NET INCREASE/(DECREASE) IN CASH                                      192,817           (31,454)


CASH, BEGINNING OF PERIOD                                                            849,508           680,649
                                                                             ------------------  ------------------

CASH, END OF PERIOD                                                          $     1,042,325     $     649,195
                                                                             ==================  ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                             $         1,554     $       5,185
                                                                             ==================  ==================
   Taxes paid                                                                $             -     $       1,600
                                                                             ==================  ==================

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the three months ended September 30, 2009 and 2008, the Company recognized stock compensation expense of $2,542 and $2,950, respectively.


   The accompanying notes are an integral part of these financial statements

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2009


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2009.

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

     Stock-Based Compensation
     ------------------------
     The Company addressed the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The transactions are accounted for using a fair-value-based method and recognized as expenses in our statement of income. There was no material impact on the Company's financial statement of operations.

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended September 30, 2009, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2009 based on the grant date fair value estimated. in Stock-based compensation expense recognized in the statement of income for the three months ended September 30, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the three months ended September 30, 2009 and 2008 are $2,542 and $2,950 respectively.

     Recent Accounting Pronouncements
     --------------------------------
     In June 2009, the FASB issued guidance under Accounting Standards Codification ("ASC") Topic 105, "Generally Accepted Accounting Principles" (SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. We adopted ASC 105 effective for our financial statements issued as of September 30, 2009. The adoption of this guidance did not have an

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2009


     Recent Accounting Pronouncements (continued)
     --------------------------------------------

     impact on our financial statements but will alter the references to accounting literature within the consolidated financial statements.


     In August 2009, the FASB issued guidance under Accounting Standards Update ("ASU") No. 2009-05, "Measuring Liabilities at Fair Value". This guidance clarifies how the fair value a liability should be determined. This guidance is effective for the first reporting period after issuance. We will adopt this guidance for our year ending December 31, 2009. We do not expect the adoption of this guidance to have a material impact on our financial statements


3.   CAPITAL STOCK

     At September 30, 2009 and 2008, the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

4.   STOCK OPTIONS AND WARRANTS

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

     The Company used the historical industry index to calculate volatility, since the Company's stock history did not represent the expected future volatility of the Company's common stock. The fair value of options granted was determined using the Black Scholes method with the following assumptions:


                                                       Period Ended
                                                         9/30/2009
                                                    --------------------
        Risk free interest rate                          3.2% - 5.07%
        Stock volatility factor                           0.31 -0.53
        Weighted average expected option life               4 years
        Expected dividend yield                              none

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2009


4.   STOCK OPTIONS AND WARRANTS (Continued)

     A summary of the Company's stock option activity and related information follows:


                                                        Period ended
                                                     September 30, 2009
                                               --------------------------------
                                                                   Weighted
                                                                    average
                                                                   exercise
                                                    Options          price
                                               ----------------- --------------
        Outstanding -beginning of year               12,400,000  $        0.02

        Granted                                               -              -

        Exercised                                             -              -

        Forfeited                                      (800,000)         (0.11)
                                               ----------------- --------------
        Outstanding - end of year                    11,600,000  $        0.01
                                               ================= ==============
        Exercisable at the end of year                9,128,390  $        0.01
                                               ================= ==============
        Weighted average fair value of
         options granted during the year                         $           -
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

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the period ended September 30, 2009, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2009 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2009, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the period ended September 30, 2009 is $2,542.

     The weighted average remaining contractual life of options outstanding issued under the plan as of September 30, 2009 was as follows:

                                                              Weighted
                                                               Average
                                        Number of             remaining
                  Exercise               options             contractual
                   prices              outstanding           life (years)
             -------------------    ------------------    ------------------
                   $ 0.07                    100,000            4.25
                   $ 0.08                     50,000            2.25
                   $ 0.01                 10,950,000            4.36
                   $ 0.02                    500,000            5.72
                                    ------------------
                                          11,600,000
                                    ==================

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2009


5.   INCOME TAXES

     The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

     The Company accounts for uncertainty in tax positions by recognition in the financial statements.

     The  Company's   policy  is  to  recognize   interest  accrued  related  to
     unrecognized tax benefits in interest expense and penalties in operating expenses.


6.   SUBSEQUENT EVENT

     Management has evaluated subsequent events through November 13, 2009, the date the financial statements were available to be issued, and has determined there are no subsequent events to be reported.

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

                  (k) aspects of the Company's business are not proprietary and in general the Company is subject to inherent competition;

                  (l) further dilution of existing shareholders ownership in Company; and

                  (m) uncollectible accounts and the need to incur expenses to collect amounts owed to the Company.

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

         While the Warp 9 Internet Commerce System ("ICS") is our flagship and highest revenue product, we have been developing and deploying new products based on a proprietary virtual publishing technology that we have developed. These new products have allowed for the creation of interactive web versions of paper catalogs ("VCS") and magazines ("VMS") where users can flip through pages with a mouse and click on products or advertisements. These magazines or catalogs have built-in integration for e-commerce transactions through our ICS product and other transaction based activities. Clients utilizing this technology have discovered when exposing consumers to virtual catalogs, a higher average order size and significant increase in rate of conversion result. We have been selling this solution on a limited basis as a professional service while we refine the product and technology. We believe there are many markets for our virtual catalog and magazine technology and we intend to test market these new products with greater distribution in the near future.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE-MONTHS ENDED SEPTEMBER 30, 2008

REVENUE

         Total revenue for the three-month period ended September 30, 2009 decreased by ($81,794) to $386,071 from $467,865 in the prior year, representing a decrease of 21%. The overall decrease in revenue was primarily the result of a decrease in recurring monthly fees and professional services booked in the quarter as a result of the slowing economic environment.

COST OF REVENUE

         The cost of revenue for the three-month period ended September 30, 2009 decreased by ($710) to $37,026 as compared to $37,736 for the three-month period ended September 30, 2008. The overall decrease was primarily due to the decrease in sales commissions and costs incurred for vendor obtained services by the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses decreased by ($18,316) during the three months ended September 30, 2009 to $328,416 as compared to $346,732 for the three-month period ended September 30, 2008. The decrease in SG&A expenses was primarily due to the recognition of certain bad debt in 2009 combined with decreases of other ongoing vendor provided professional services and employee expenses.

RESEARCH AND DEVELOPMENT

         Research and development expenses decreased by ($11,615) during the three months ended September 30, 2009 to $5,000 as compared to $16,615 for the three months ended September 30, 2008. The decrease is due to an overall decrease in employee expense.

DEPRECIATION AND AMORTIZATION

         Expenses related to depreciation and amortization were $7,181 for the three months ended September 30, 2009 as compared to $16,513 for the three months ended September 30, 2008. The decrease in depreciation and amortization is due to the elimination of capital leases and a decrease in the depreciation of other equipment.

OTHER INCOME AND EXPENSE

         Total other income and expense for the three months ended September 30, 2009 was positive $19,100 as compared to positive $8,698 for the same period of the prior year. The change is primarily due to an increase in other income associated with interest.

NET INCOME

         For the three months ended September 30, 2009, the consolidated net income rose to $14,047 as compared to the consolidated net income of $9,830 for the three months ended September 30, 2008. The increase in consolidated net income is primarily due to a decrease in consolidated expenses.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash at September 30, 2009 of $1,042,325 as compared to cash of $649,195 as of September 30, 2008. The increase in cash is primarily due to the collection of outstanding accounts receivables resulting in an increase of current assets. The Company had net working capital (i.e. the difference between current assets and current liabilities) of $1,102,953 at September 30, 2009 as compared to a net working capital of $690,498 at September 30, 2008.

         Cash flow provided by operating activities was $214,218 for the three months ended September 30, 2009 as compared to cash provided by operating activities of $25,685 during the three months ended September 30, 2008. The increase in cash flow provided by operating activities was primarily due to collection of outstanding accounts receivable balances.

         Cash flow used in investing activities was ($9,839) for the three months ended September 30, 2009 as compared to cash used in investing activities of ($1,303) during the three months ended September 30, 2008.

         Cash flow used by financing activities was ($11,562) for the three months ended September 30, 2009 as compared to net cash used by financing activities of ($55,836) for the three months ended September 30, 2008. The decrease in cash flow used by financing activities was due to the retirement of a note payable.

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

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2009 (under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities
Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer have concluded that the disclosure controls and procedures are effective as of September 30, 2009.

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

         The Company may file additional collection actions and be involved in other litigation in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM  5.  OTHER INFORMATION

         None.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

  EXHIBIT NO.                                                  DESCRIPTION
----------------    --------------------------------------------------------------------------------------------------
3.1                 Articles of Incorporation (1)
3.2                 Bylaws (1)
4.1                 Specimen Certificate for Common Stock (1)
4.2                 Non-Qualified Employee Stock Option Plan (2)
10.1                First Agreement and Plan of Reorganization  between Latinocare Management  Corporation,  a Nevada corporation, and Warp 9, Inc., a Delaware corporation (3)
10.2                Second Agreement and Plan of Reorganization between Latinocare Management  Corporation,  a Nevada corporation, and Warp 9, Inc., a Delaware corporation (4)
10.3                Exchange Agreement and Representations for Shareholders of Warp 9, Inc.(3)
10.4                Termination and Assignment (5)
31.1                Section 302 Certification
32.1                Section 906 Certification
----------------
         (1)      Incorporated by reference from the exhibits  included with the
                  Company's   prior   Report  on  Form  10-KSB  filed  with  the
                  Securities and Exchange Commission, dated March 31, 2002.

         (2) Incorporated by reference from the exhibits included in the Company's Information Statement filed with the Securities and Exchange Commission, dated August 1, 2003.

         (3) Incorporated by reference from the exhibits included with the Company's prior Report on Form SC 14F-1 filed with the Securities and Exchange Commission, dated April 8, 2003.

         (4) Incorporated by reference from the exhibits included with the Company's prior Report on Form 8-K filed with the Securities and Exchange Commission, dated May 30, 2003.

         (5) Incorporated by reference from the exhibits included with the Company's prior Report on Form 8-K filed with the Securities and Exchange Commission, dated May 7, 2007.

(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

         (1) Form 8-K Report filed with the Securities and Exchange Commission on September 30, 2009 regarding the termination of the Exchange Agreements with HyperSolar, Inc., a Nevada corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 16, 2009                        WARP 9, INC.
                                  ----------------------------------------------
                                                (Registrant)

                                  By: \s\Harinder Dhillon
                                  ----------------------------------------------
                                  Harinder Dhillon, Chief Executive Officer
                                  and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 By: \s\Louie Ucciferri                                Dated: November 16, 2009
---------------------------------------------------
 Louie Ucciferri, Corporate Secretary,
Acting Chief Financial Officer
(Principal Financial / Accounting Officer)



 By: \s\Harinder Dhillon                               Dated: November 16, 2009
---------------------------------------------------
Harinder Dhillon, Chief Executive Officer and
President (Principal Executive Officer)