Form 10-Q
period 2009-12-31
WARP 9, INC.
filed 2010-02-18
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

For Quarterly Period Ended December 31, 2009

                                       or

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

For the Transition period from _______________ to ______________

       ------------------------------------------ ----------------------
                Commission File Number:                  0-13215
       ------------------------------------------ ----------------------

                                  WARP 9, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                 30-0050402
----------------------------------          ------------------------------------
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

As of February 10, 2010 the number of shares outstanding of the registrant's class of common stock was 340,579,815.




                                TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION                                                                                                 PAGE
                                                                                                                             -------

Item 1.           Consolidated Financial Statements                                                                             2
                  Consolidated Balance Sheets as of  December 31, 2009 (unaudited) and June 30, 2009 (audited)                  3
                  Consolidated Statements of Income for the Three and Six Months ended December 31, 2009
                  and December 31, 2008 (unaudited)                                                                             4
                  Consolidated Statement of Shareholders' Equity for the Six Months ended December 31, 2009 (unaudited)         5
                  Consolidated Statements of Cash Flows for the Six Months ended December 31, 2009 and
                  December 31, 2008 (unaudited)                                                                                 6
                  Notes to Consolidated Financial Statements (unaudited)                                                        7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations                         10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                                    14

Item 4T.          Controls and Procedures                                                                                       15

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                             16

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                                                   16

Item 3.           Defaults Upon Senior Securities                                                                               16

Item 4.           Submission of Matters to a Vote of Security Holders                                                           16

Item 5.           Other Information                                                                                             16

Item 6.           Exhibits and Reports on Form 8-K                                                                              17

Signatures                                                                                                                      18

PART I. - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                          WARP 9, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                   (Unaudited)
                                                December 31, 2009  June 30, 2009
                                                -----------------  -------------

                      ASSETS
CURRENT ASSETS
     Cash                                        $    1,030,481    $    849,508
     Restricted Cash                                     93,000          93,000
     Accounts Receivable, net                           228,177         324,668
     Prepaid and Other Current Assets                     8,126          11,804
     Current Portion of Deferred Tax Asset              134,547         165,167
                                                 ---------------   -------------
TOTAL CURRENT ASSETS                                  1,494,331       1,444,147
                                                 ---------------   -------------

PROPERTY & EQUIPMENT, at cost
     Furniture, Fixtures & Equipment                     89,485          89,485
     Computer Equipment                                 514,450         511,889
     Commerce Server                                     50,000          50,000
     Computer Software                                   20,033           9,476
                                                 ---------------   -------------
                                                        673,968         660,850
Less accumulated depreciation                          (636,107)       (621,829)
                                                 ---------------   -------------
NET PROPERTY AND EQUIPMENT                               37,861          39,021
                                                 ---------------   -------------

OTHER ASSETS
      Lease Deposit                                       8,756           9,749
      Internet Domain, net                                  806             891
      Long Term Deferred Tax Asset                    1,726,626       1,762,727
                                                 ---------------   -------------
               TOTAL OTHER ASSETS                     1,736,188       1,773,367
                                                 ---------------   -------------

  TOTAL ASSETS                                   $    3,268,380    $  3,256,535
                                                 ===============   =============

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                            $       12,546    $     70,573
     Credit Cards Payable                                     -             254
     Accrued Expenses                                    84,593          87,194
     Note Payable, Other                                 35,362          33,916
     Customer Deposit                                    39,386          48,431
     Capitalized Leases, Current Portion                  2,793           8,138
                                                 ---------------   -------------
TOTAL CURRENT LIABILITIES                               174,680         248,506
                                                 ---------------   -------------

LONG TERM LIABILITIES
      Note payable, Other                                28,729          46,542
                                                 ---------------   -------------
TOTAL  LONG TERM LIABILITIES                             28,729          46,542
                                                 ---------------   -------------

  TOTAL LIABILITIES                                     203,409         295,048
                                                 ---------------   -------------

SHAREHOLDERS' EQUITY
     Common Stock, $0.001 Par Value;
     495,000,000 Authorized Shares;
     340,579,815 Shares Issued and Outstanding          340,579         340,579
     Additional Paid In Capital                       6,902,749       6,897,311
     Accumulated Deficit                             (4,178,357)     (4,276,403)
                                                 ---------------   -------------
TOTAL SHAREHOLDERS'  EQUITY                           3,064,971       2,961,487
                                                 ---------------   -------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $    3,268,380    $  3,256,535
                                                 ===============   =============


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                           WARP 9, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                    Three Months Ended                    Six Months Ended
                                                              December 31,      December 31,      December 31,       December 31,
                                                                  2009              2008               2009               2008
                                                             ---------------  -----------------  -----------------   --------------

REVENUE                                                      $     502,470    $      620,159     $      888,541      $   1,088,024

COST OF SERVICES                                                    38,479            42,159             75,505             79,895
                                                             ---------------  -----------------  -----------------   --------------

GROSS PROFIT                                                       463,991           578,000            813,036          1,008,129
                                                             ---------------  -----------------  -----------------   --------------

OPERATING EXPENSES
  Selling, general and administrative expenses                     319,764           372,928            648,180            719,660
  Research and development                                           5,000            10,262             10,000             26,877
  Stock option expense                                               2,896             2,974              5,438              5,924
  Depreciation and amortization                                      7,182            16,513             14,363             33,026
                                                             ---------------  -----------------  -----------------   --------------

TOTAL OPERATING EXPENSES                                           334,842           402,677            677,981            785,487
                                                             ---------------  -----------------  -----------------   --------------

INCOME FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)              129,149           175,323            135,055            222,642
                                                             ---------------  -----------------  -----------------   --------------

OTHER INCOME/(EXPENSE)
  Interest Income                                                    7,226             6,603             17,291             10,736
  Other Income                                                       5,287             9,150             16,537             18,900
  Interest Expense                                                  (1,901)           (8,725)            (4,116)           (13,910)
                                                             ---------------  -----------------  -----------------   --------------

TOTAL OTHER INCOME/(EXPENSE)                                        10,612             7,028             29,712             15,726
                                                             ---------------  -----------------  -----------------   --------------

INCOME FROM OPERATIONS BEFORE PROVISION FOR TAXES                  139,761           182,351            164,767            238,368

PROVISION FOR INCOME (TAXES)/BENEFIT
   Income (taxes)/benefit                                          (55,762)         (140,271)           (66,721)          (186,458)
                                                             ---------------  -----------------  -----------------   --------------

NET INCOME                                                   $      83,999    $       42,080     $       98,046      $      51,910
                                                             ===============  =================  =================   ==============


BASIC EARNINGS PER SHARE                                     $        0.00    $         0.00     $         0.00      $        0.00
                                                             ===============  =================  =================   ==============
DILUTED EARNINGS PER SHARE                                   $        0.00    $         0.00     $         0.00      $        0.00
                                                             ===============  =================  =================   ==============


WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC                                                    340,579,815       340,579,815        340,579,815        340,579,815
                                                             ===============  =================  =================   ==============
      DILUTED                                                  340,579,815       340,579,815        340,579,815        340,579,815
                                                             ===============  =================  =================   ==============







                 The accompanying notes are an integral part of
                     these consolidated financial statements

                          WARP 9, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERRS' EQUITY


                                                                                               Additional
                                                                                    Common      Paid-in     Accumulated
                                                                      Shares        Stock       Capital      Deficit       Total
                                                                   -------------- ----------- ------------ ------------ ------------
Balance, June 30, 2009                                              340,579,815   $  340,579  $ 6,897,311  $ (4,276,403) $ 2,961,487

Stock compensation expense (unaudited)                                        -            -        5,438             -        5,438

Net income for the six months ended December 31, 2009 (unaudited)             -            -            -        98,046       98,046
                                                                   -------------- ----------- ------------ ------------ ------------

Balance, December 31, 2009 (unaudited)                              340,579,815   $  340,579  $ 6,902,749  $ (4,178,357) $ 3,064,971
                                                                   ============== =========== ============ ============ ============





























                 The accompanying notes are an integral part of
                     these consolidated financial statements

                          WARP 9, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                         Six Months Ended
                                                              December 31, 2009     December 31,2008
                                                              -----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $       98,046        $     51,910
    Adjustment to reconcile net income to net cash
       provided by operating activities
    Depreciation and amortization                                     14,363              33,026
    Bad debt expense                                                 (79,217)            (38,563)
    Cost of stock compensation recognized                              5,438               5,924
    Changes in Assets and Liabilities
    (Increase) Decrease in:
    Accounts receivable                                              175,708             (91,853)
    Prepaid and other assets                                           3,678               5,075
    Deferred tax asset                                                66,721             178,808
    Deposits                                                             993                   -
    Increase (Decrease) in:
    Accounts payable and credit cards payable                        (58,281)            (51,516)
    Accrued expenses                                                  (2,601)             55,809
    Deferred Income                                                        -             (35,333)
    Corporate income tax payable                                           -               6,050
    Other liabilities                                                 (9,045)            (14,453)
                                                              -----------------     -------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                    215,803             104,884
                                                              -----------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                               (13,118)             (6,286)
                                                              -----------------     -------------

        NET CASH USED IN INVESTING ACTIVITIES                        (13,118)             (6,286)
                                                              -----------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment on notes payable                                               -             (50,481)
    Payments on notes payable, other                                 (16,367)            (20,054)
    Payments on capitalized leases                                    (5,345)            (15,279)
    Proceeds from line of credit                                           -                 535
    Proceeds from issuance of common stock, net of cost                    -                (300)
                                                              -----------------     -------------

        NET CASH USED IN FINANCING ACTIVITIES                        (21,712)            (85,579)
                                                              -----------------     -------------

         NET INCREASE IN CASH                                        180,973              13,019


CASH, BEGINNING OF PERIOD                                            849,508             680,649
                                                              -----------------     -------------

CASH, END OF PERIOD                                           $    1,030,481        $    693,668
                                                              =================     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                              $        4,116        $     13,910
                                                              =================     =============
   Taxes paid                                                 $            -        $      1,600
                                                              =================     =============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2009

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2009.

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

     STOCK-BASED COMPENSATION
     The Company addressed the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The transactions are accounted for using a fair-value-based method and recognized as expenses in our statement of income. There was no material impact on the Company's financial statement of operations.

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the six months ended December 31, 2009, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2009 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of income for the six months ended December 31, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the six months ended December 31, 2009 and 2008 are $5,438 and $5,924 respectively.

3.   CAPITAL STOCK

     At December 31, 2009 and 2008, the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

4.   STOCK OPTIONS AND WARRANTS

     On July 10, 2003, the Company adopted the Warp 9, Inc. Stock Option Plan for Directors, Executive Officers, and Employees of and Key Consultants to the Company. This Plan, may issue 25,000,000 shares of common stock. Options granted under the Plan could be either Incentive Options or Nonqualified Options, and are administered by the Company's Board of Directors. Each option may be exercisable in full or in installment and at such time as designated by the Board. Notwithstanding any other provision of the Plan or of any Option agreement, each option are to expire on the date specified in the Option agreement, which date are to be no later than the tenth anniversary of the date on which the Option was granted (fifth anniversary in the case of an Incentive Option granted to a greater-than-10% stockholder). The purchase price per share of the Common Stock under each

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2009


4.   STOCK OPTIONS AND WARRANTS (Continued)

     Incentive Option is to be no less than the Fair Market Value of the Common Stock on the date the option was granted (110% of the Fair Market Value in the case of a greater-than-10% stockholder). The purchase price per share of the Common Stock under each Nonqualified Option were to be specified by the Board at the time the Option was granted, and could be less than, equal to or greater than the Fair Market Value of the shares of Common Stock on the date such Nonqualified Option was granted, but were to be no less than the par value of shares of Common Stock. The plan provided specific language as to the termination of options granted hereunder.

     The Company used the historical industry index to calculate volatility, since the Company's stock history did not represent the expected future volatility of the Company's common stock. The fair value of options granted was determined using the Black Scholes method with the following assumptions:

                                                        Period Ended
                                                         12/31/2009
                                                    --------------------
        Risk free interest rate                          3.01% - 5.07%
        Stock volatility factor                          0.31 - 186.29
        Weighted average expected option life               4 years
        Expected dividend yield                              none



     A summary of the Company's stock option activity and related information follows:


                                                        Period ended
                                                         12/31/2009
                                               --------------------------------
                                                                   Weighted
                                                                    average
                                                                   exercise
                                                    Options          price
                                               ----------------- --------------
        Outstanding -beginning of year               12,400,000  $        0.02

        Granted                                         340,000           0.01

        Exercised                                             -              -

        Forfeited                                      (800,000)          0.01
                                               ----------------- --------------
        Outstanding - end of year                    11,940,000  $        0.01
                                               ================= ==============
        Exercisable at the end of year                9,791,551  $        0.01
                                               ================= ==============
        Weighted average fair value of
         options granted during the year                         $           -
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

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2009


4.   STOCK OPTIONS AND WARRANTS (Continued)

     The weighted average remaining contractual life of options outstanding issued under the plan as of December 31, 2009 was as follows:

                                                              Weighted
                                                               Average
                                        Number of             remaining
                  Exercise               options             contractual
                   prices              outstanding           life (years)
             -------------------    ------------------    ------------------
                   $ 0.070                   100,000            4.00
                   $ 0.080                    50,000            2.00
                   $ 0.010                10,090,000            4.17
                   $ 0.020                   500,000            5.47
                   $ 0.008                   100,000            8.33
                   $ 0.014                   100,000            8.51
                                    ------------------
                                          11,940,000
                                    ==================

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


6.   SUBSEQUENT EVENT

     The following are items management has evaluated as subsequent events as of February 18, 2010 the date the financial statements were issued.

     During February 2010, the Company received a demand for payment in the amount of $104,455.52 for utilities from Ericsson, Inc. under the assertion that the Company is in default of the sublease. Ericsson, Inc. notified Warp 9 that they intend to attempt to draw on the standby letter of credit of $93,000 (restricted cash). Though the Company is disputing both the claim of default and the actual utilities amounts, there can be no assurance it will be successful.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008

REVENUE

         Total revenue for the three months ended December 31, 2009 decreased by ($117,689) to $502,470 compared to $620,159 for the same prior period. For the six months ended December 31, 2009, total revenue decreased by ($199,483) to $888,541 compared to $1,088,024 in the same prior period. The overall decrease in revenue was the result of reduced online marketing services for our clients due primarily to budget cut-backs by our clients, and a decrease in recurring monthly fees due also to the slowing economic environment. This decrease was partially off-set by an increase in ICS Site Development fees for new clients.

COST OF REVENUE

         The cost of revenue for the three months ended December 31, 2009 decreased by ($3,680) to $38,479 compared to $42,159 for the same prior period. For the six months ended December 31, 2009 the cost of revenue decreased ($4,390) to $75,505 compared to $79,895 for the same prior period. The overall decrease was primarily due to the decrease in costs incurred for vendor services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses for the three months ended December 31, 2009 decreased ($53,164) to $319,764 compared to $372,928 for the same prior period. For the six months ended December 31, 2009, SG&A expenses decreased by ($71,480) to $648,180 compared to $719,660 for the same prior period. The overall decrease in SG&A expenses was primarily due to decreased employee expenses caused by reduced executive bonus compensation combined with an increased recognition of certain bad debt allowance due to accounts receivable more than 90 days over due.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the three months ended December 31, 2009 decreased by ($5,262) to $5,000 as compared to $10,262 for the same prior period. For the six months ended December 31, 2009, the research and development expenses decreased ($16,877) to $10,000 compared to $26,877 for the same prior period. The overall decrease was due to the decrease in employee expenses caused by staff reductions allocated for product development and improvement.

NET INCOME

         The consolidated net income for the three months ended December 31, 2009 was $83,999 compared to $42,080 for the same prior period. For the six months ended December 31, 2009, the consolidated net income was $98,046 compared to $51,910 for the same prior period. The consolidated net income for the three and six months ended December 31, 2009 includes a non-cash depreciation expense of ($9,331) and ($18,663) respectively combined with an increase to the tax provision of $84,509 and $119,737 respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net working capital (i.e. the difference between current assets and current liabilities) of $1,319,651 at December 31, 2009 as compared to a net working capital of $1,195,641 at June 30, 2009.

         Cash flow provided by operating activities was $215,803 for the six months ended December 31, 2009 as compared to $104,884 for the same prior period. The increase in cash flow of $110,919 provided by operating activities was primarily due to an increase in collection of accounts receivable.

         Cash flow used in investing activities was ($13,118) for the six months ended December 31, 2009 as compared to ($6,286) for the same prior period. The increase in cash flow of $6,832 used in investing activities was due to the purchase of computer equipment and software.

         Cash flow used by financing activities was ($21,712) for the six months ended December 31, 2009 as compared to ($85,579) for the same prior period. The decrease of ($63,867) in cash flow used by financing activities was due to the retirement of notes payable and capital leases.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by Warp 9 in the reports that it files under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer that it files under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. The Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2009 (under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities
Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2009.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate. After evaluating the Company's internal controls over financial reporting, the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer have concluded that the internal controls over financial reporting are effective as of December 31, 2009.

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

         (1)      None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 18, 2010                         WARP 9, INC.
                                 ----------------------------------------------
                                                (Registrant)

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


 By: \s\Louie Ucciferri                                 Dated: February 18, 2010
---------------------------------------------------
Louie Ucciferri, Corporate Secretary,
Acting Chief Financial Officer
(Principal Financial / Accounting Officer)







 By: \s\Harinder Dhillon                                Dated: February 18, 2010
---------------------------------------------------
Harinder Dhillon, Chief Executive Officer and
President (Principal Executive Officer)