Form 10-K/A
period 2009-06-30
WARP 9, INC.
filed 2010-03-02
CIK 743758

FORM 10-K/A

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
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEVADA                                        30-0050402
  ------------------------                 ------------------------------------
 (State of Incorporation)                  (I.R.S. Employer Identification No.)


           50 Castilian Dr. Suite 101, Santa Barbara, California 93117
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 964-3313
            --------------------------------------------------------
               Registrant's telephone number, including area code

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

         There were 340,579,815 shares outstanding of the registrant's Common Stock as of September 17, 2009.

                                TABLE OF CONTENTS

PART II

ITEM 7         Management's Discussion and Analysis or Plan of Operation     2

ITEM 8         Financial Statements and Supplementary Data                   7

ITEM 9         Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                     24

ITEM 9A(T)     Controls and Procedures                                      24

ITEM 9B        Other Information                                            26

SIGNATURES                                                                  27

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

         This Form 10-KA contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about Warp 9 Inc.'s ("Warp 9" or the "Company") financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-KA. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-KA. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

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

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-KA. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts'
expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KA or to reflect the occurrence of unanticipated events.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2009 AS COMPARED TO THE YEAR ENDED JUNE 30, 2008

REVENUE

         Total revenue for the twelve month period ended June 30, 2009 decreased by ($216,321) to $2,133,344 from $ 2,349,665 in the prior year, a decrease of 9%. The difference is primarily due to a decrease in professional and other services of ($223,813), a reduction in Warp 9 EMS revenue of ($43,845), and a reduction of Warp 9 VCS revenue of ($58,320), due to attrition from the slowing economic environment and decreased client budgets. This was offset by an increase of certain one-time revenue receipts of $144,652 from Warp 9 ICS early termination settlement revenue.

COST OF REVENUE

         The cost of revenue for the twelve month period ended June 30, 2009 increased by $12,675 to $156,310 as compared to $143,635 for the twelve month period ended June 30, 2008. The increase in the cost of revenue was primarily due to an increase in sales commissions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses increased by $74,843 during the twelve months ended June 30, 2009 to $1,620,824 as compared to $1,545,981 for the twelve month period ended June 30, 2008. The increase in SG&A expenses was primarily due to an increase in bad debt allowance expense of $138,093 and an increase of legal fees of $20,959, offset by a decrease in employee related expenses of ($73,873) and a decrease in insurance of ($8,188).

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

LIQUIDITY AND CAPITAL RESOURCES

         Warp 9 had cash as of June 30, 2009 of $849,508 as compared to cash of $680,649 as of June 30, 2008. Warp 9 had net working capital (i.e. the difference between current assets and current liabilities) of $1,195,641 as of June 30, 2009 as compared to a net working capital of $742,976 at June 30, 2008.

         Cash flow provided by operating activities was $290,864 for the year ended June 30, 2009 as compared to $447,544 for the year ended June 30, 2008. The decrease of ($156,680) in cash flow provided by operating activities was primarily due to payments for outstanding current liabilities during the year ended June 30, 2009.

         Cash flow used by investing activities was ($6,286) for the year ended June 30, 2009 as compared to cash flow provided in investing activities of $495,645 for the year ended June 30, 2008. The decrease of ($501,931) for cash flow used by investing activities was primarily due to the recognition of a one time gain on the sale of an investment to the Company's investment portfolio during the fiscal year ended June 30, 2008.

         Cash flow used by financing activities was ($115,719) for the year ended June 30, 2009 as compared to ($694,381) during the year ended June 30, 2008. The decrease of $578,662 for cash flows used by financing activities is primarily due to recognition of payments in settlement of the Cornell convertible debenture during the fiscal year ended June 30, 2008.

         For the twelve months ended June 30, 2009, the Company's capital needs have primarily been met from positive cash-flow from operations.

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


                                  WARP 9, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS





                                                                           PAGE
                                                                           ----

Report of Independent Registered Public Accounting Firm                     8

Consolidated Balance Sheets                                                 9

Consolidated Statements of Operations                                       10

Consolidated Statements of Shareholders' Equity                             11

Consolidated Statements of Cash Flows                                       12

Notes to Consolidated Financial Statements                                 13-23

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

/s/ HJ Associates & Consultants, LLP
_____________________________________
HJ Associates & Consultants, LLP
Salt Lake City, Utah
September 25, 2009

                          WARP 9, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                June 30, 2009   June 30, 2008
                                                                               --------------- ---------------

                                   ASSETS
CURRENT ASSETS
     Cash                                                                      $      849,508  $      680,649
     Restricted Cash                                                                   93,000          93,000
     Accounts Receivable, net                                                         324,668         290,920
     Prepaid and Other Current Assets                                                  11,804          16,679
     Current Portion of Deferred Tax Asset                                            165,167          38,849
                                                                               --------------- ---------------
        TOTAL CURRENT ASSETS                                                        1,444,147       1,120,097
                                                                               --------------- ---------------

PROPERTY & EQUIPMENT, at cost
     Furniture, Fixtures & Equipment                                                   89,485          89,485
     Computer Equipment                                                               511,889         505,603
     Commerce Server                                                                   50,000          50,000
     Computer Software                                                                  9,476           9,476
                                                                               --------------- ---------------
                                                                                      660,850         654,564
     Less accumulated depreciation                                                   (621,829)       (555,947)
                                                                               --------------- ---------------
        NET PROPERTY AND EQUIPMENT                                                     39,021          98,617
                                                                               --------------- ---------------

OTHER ASSETS
     Lease Deposit                                                                      9,749           9,749
     Internet Domain, net                                                                 891           1,062
     Long Term Deferred Tax Asset                                                   1,762,727       2,029,859
                                                                               --------------- ---------------
        TOTAL OTHER ASSETS                                                          1,773,367       2,040,670
                                                                               --------------- ---------------

        TOTAL ASSETS                                                           $    3,256,535  $    3,259,384
                                                                               =============== ===============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                                          $       70,573  $       64,799
     Credit Cards Payable                                                                 254          15,352
     Accrued Expenses                                                                  87,194          88,514
     Bank Line of Credit                                                                    -           7,916
     Deferred Income                                                                        -          35,333
     Note Payable, Other                                                               33,916          40,107
     Note Payable, Related Party                                                            -          50,481
     Customer Deposit                                                                  48,431          51,436
     Capitalized Leases, Current Portion                                                8,138          23,183
                                                                               --------------- ---------------
        TOTAL CURRENT LIABILITIES                                                     248,506         377,121
                                                                               --------------- ---------------

LONG TERM LIABILITIES
     Note payable, Other                                                               46,542          74,216
     Capitalized Leases                                                                     -           7,912
                                                                               --------------- ---------------
        TOTAL  LONG TERM LIABILITIES                                                   46,542          82,128
                                                                               --------------- ---------------

        TOTAL LIABILITIES                                                             295,048         459,249
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
                                                         ================ =========== =========== ============ ==============



                  The accompanying notes are an integral part
                   of these consolidated financial statements

                          WARP 9, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         Years Ended
                                                                              June 30, 2009        June 30, 2008
                                                                            ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $       150,723      $   2,922,069
  Adjustment to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                                                      66,053             65,907
  Gain on sale of investment                                                              -           (498,750)
  Bad debt expense                                                                   83,784             42,207
  Conversion feature recorded as interest expense                                         -            151,412
  Amortization of loan costs                                                              -             75,151
  Cost of stock compensation recognized                                              11,129             28,905
  Derivative expense                                                                      -           (100,038)
  Change in assets and liabilities:
  (Increase) Decrease in:
    Accounts receivable                                                            (117,532)          (106,897)
    Prepaid and other assets                                                          4,875             (8,600)
    Deferred tax asset                                                              140,814         (2,068,708)
  Increase (Decrease) in:
    Accounts payable                                                                 (9,324)            30,202
    Accrued expenses                                                                 (1,320)          (132,761)
    Deferred income                                                                 (35,333)            35,333
    Other liabilities                                                                (3,005)            12,112
                                                                            ----------------     ----------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                                    90,864            447,544
                                                                            ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from investment                                                                -            500,000
  Purchase of property and equipment                                                 (6,286)            (4,355)
                                                                            ----------------     ----------------

        NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES                             (6,286)           495,645
                                                                            ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on notes payable                                                          (84,346)          (203,106)
  Payments on capitalized leases                                                    (22,957)           (31,960)
  Payments on line of credit                                                         (7,916)           (35,000)
  Payments on convertible debenture                                                       -           (423,969)
  Proceeds from issuance of common stock, net of cost                                  (500)              (346)
                                                                            ----------------     ----------------

        NET CASH USED BY FINANCING ACTIVITIES                                      (115,719)          (694,381)
                                                                            ----------------     ----------------

        NET INCREASE IN CASH                                                        168,859            248,808


CASH, BEGINNING OF YEAR                                                             680,649            431,841
                                                                            ================     ================

CASH, END OF YEAR                                                           $       849,508      $     680,649
                                                                            ================     ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                            $        22,057      $     209,957
                                                                            ================     ================
   Taxes paid                                                               $         6,254      $       3,200
                                                                            ================     ================

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
                                               ================ ================

Due to the Company reporting income from continuing operations in the year ended June 30,2008, the Company reduced the valuation allowance to $0 by recognizing a deferred tax asset of $2,068,708 for the benefit of loss carry-forwards. The Company has determined that based upon the current recognizable income and the likelihood of future taxable earnings, the recognition threshold has been met. The effect of meeting this threshold is included in the provision for income taxes in the amount of $2,068,708 in the income statement, and is included in the balance sheet in a current deferred tax asset of $165,167 and long term deferred tax asset of $1,762,727.

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

     RESTRICTED CASH
     The Company has restricted cash in the amount of $93,000. This restricted cash is used to collateralize a standby letter of credit in favor of the landlord as part of the Company's lease agreement for its current office space at 50 Castilian, Suite 101 Dr. Santa Barbara, CA 93117. This cash amount is restricted until the lease expires on June 30, 2010 or when negotiated down. The restricted cash is classified as a separate line item on the Balance Sheet.

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

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2009 (under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities
Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer have concluded that the disclosure controls and procedures are effective, and are also effective to ensure that information required to be disclosed in our reports submitted or filed under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.

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

         Under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in internal control-integrated framework. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer have concluded that the internal controls over financial reporting are effective.

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

Dated: March 2, 2010                  WARP 9, INC.



                                      By: \s\ Harinder Dhillon
                                      ------------------------------------------
                                          Harinder Dhillon,
                                          Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  \s\ William E. Beifuss                               Dated: March 2, 2010
    --------------------------------------
    William E. Beifuss, Chairman


By:  \s\ Louie Ucciferri                                  Dated: March 2, 2010
    --------------------------------------
    Louie Ucciferri, Corporate
    Secretary, Acting Chief Financial Officer
    (Principal Financial/accounting Officer)


By:  \s\ Harinder Dhillon                                 Dated: March 2, 2010
    --------------------------------------
    Harinder Dhillon, Chief Executive Officer
    and President (Principal Executive Officer)
    and Director


By:  \s\ John C. Beifuss                                  Dated: March 2, 2010
    --------------------------------------
    John C. Beifuss, Director