Form 10-Q
period 2010-03-31
WARP 9, INC.
filed 2010-05-24
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended March 31, 2010

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition period from _______________ to ______________


                         Commission File Number: 0-13215


                                  WARP 9, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                   30-0050402
---------------------------------          ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

            6500 HOLLISTER AVENUE, SUITE 120, SANTA BARBARA, CA 93117
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                          Yes[__]                                     No[_X_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of May 20, 2010 the number of shares outstanding of the registrant's class of common stock was 340,579,815.



                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                      PAGE
                                                                                                              ------------------

Item 1.           Consolidated Financial Statements                                                                   2
                  Consolidated Balance Sheets as of  March 31, 2010 (unaudited) and June 30, 2009 (audited)           3
                  Consolidated Statements of Income for the Three and Nine Months ended March 31, 2010 and            4
                  March 31, 2009 (unaudited)
                  Consolidated Statement of Shareholders' Equity for the Nine Months ended March 31, 2010             5
                  (unaudited)
                  Consolidated Statements of Cash Flows for the Nine Months ended March 31, 2010 and March            6
                  31, 2010 (unaudited)
                  Notes to Consolidated Financial Statements (unaudited)                                              7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations              10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                         14

Item 4T.          Controls and Procedures                                                                            15

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                  16

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                                        16

Item 3.           Defaults Upon Senior Securities                                                                    16

Item 4.           (Removed and Reserved)                                                                             16

Item 5.           Other Information                                                                                  16

Item 6.           Exhibits and Reports on Form 8-K                                                                   17

Signatures                                                                                                           18


PART I. - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                              WARP 9, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS

                                                       March 31, 2010   June 30, 2009
                                                       -------------    -------------
                                                       (Unaudited)
                                         ASSETS
CURRENT ASSETS
     Cash                                              $    915,410     $    849,508
     Restricted Cash                                         93,000           93,000
     Accounts Receivable, net                               266,544          324,668
     Prepaid and Other Current Assets                        19,538           11,804
     Current Portion of Deferred Tax Asset                  164,441          165,167
                                                       -------------    -------------
          TOTAL CURRENT ASSETS                            1,458,933        1,444,147
                                                       -------------    -------------

PROPERTY & EQUIPMENT, at cost
     Furniture, Fixtures & Equipment                         89,485           89,485
     Computer Equipment                                     514,450          511,889
     Commerce Server                                         50,000           50,000
     Computer Software                                       20,033            9,476
                                                       -------------    -------------
                                                            673,968          660,850
        Less accumulated depreciation                      (643,451)        (621,829)
                                                       -------------    -------------
          NET PROPERTY AND EQUIPMENT                         30,517           39,021
                                                       -------------    -------------

OTHER ASSETS
      Lease Deposit                                          17,000            9,749
      Internet Domain, net                                      763              891
      Long Term Deferred Tax Asset                        1,721,501        1,762,727
                                                       -------------    -------------
          TOTAL OTHER ASSETS                              1,739,264        1,773,367
                                                       -------------    -------------

                 TOTAL ASSETS                          $  3,228,714     $  3,256,535
                                                       =============    =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                  $     41,226     $     70,573
     Credit Cards Payable                                     1,395              254
     Accrued Expenses                                        60,551           87,194
     Note Payable, Current Portion                           35,362           33,916
     Customer Deposit                                        41,531           48,431
     Capitalized Leases                                       1,425            8,138
                                                       -------------    -------------
          TOTAL CURRENT LIABILITIES                         181,490          248,506
                                                       -------------    -------------

LONG TERM LIABILITIES
      Note Payable                                           20,235           46,542
                                                       -------------    -------------
          TOTAL  LONG TERM LIABILITIES                       20,235           46,542
                                                       -------------    -------------

                TOTAL LIABILITIES                           201,725          295,048
                                                       -------------    -------------

SHAREHOLDERS' EQUITY
     Common Stock, $0.001 Par Value;
     495,000,000 Authorized Shares;
     340,579,815 Shares Issued and Outstanding              340,579          340,579
     Additional Paid In Capital                           6,904,876        6,897,311
     Accumulated Deficit                                 (4,218,466)      (4,276,403)
                                                       -------------    -------------
          TOTAL SHAREHOLDERS'  EQUITY                     3,026,989        2,961,487
                                                       -------------    -------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $  3,228,714     $  3,256,535
                                                       =============    =============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                                   WARP 9, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                           (UNAUDITED)

                                                                       Three Months Ended               Nine Months Ended
                                                                  March 31, 2010  March 31, 2009  March 31, 2010  March 31, 2009
                                                                  --------------- --------------  --------------- --------------
REVENUE                                                           $      299,624  $     485,088   $    1,188,165  $   1,573,112

COST OF SERVICES                                                          27,610         38,979          103,115        118,874
                                                                  --------------- --------------  --------------- --------------

GROSS PROFIT                                                             272,014        446,109        1,085,050      1,454,238
                                                                  --------------- --------------  --------------- --------------

OPERATING EXPENSES
  Selling, General and Administrative Expenses                           332,012        318,769          980,191      1,038,429
  Research and Development                                                 5,000          5,000           15,000         31,877
  Stock Option Expense                                                     2,126          2,641            7,565          8,565
  Depreciation and Amortization                                            7,387         16,513           21,750         49,539
                                                                  --------------- --------------  --------------- --------------

        TOTAL OPERATING EXPENSES                                         346,525        342,923        1,024,506      1,128,410
                                                                  --------------- --------------  --------------- --------------

INCOME/(LOSS) FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)             (74,511)       103,186           60,544        325,828
                                                                  --------------- --------------  --------------- --------------

OTHER INCOME/(EXPENSE)
  Interest Income                                                          9,654          7,988           27,163         18,724
  Other Income                                                               218         11,358           16,537         30,258
  Interest Expense                                                        (1,669)          (768)          (5,786)       (14,678)
                                                                  --------------- --------------  --------------- --------------

        TOTAL OTHER INCOME/(EXPENSE)                                       8,203         18,578           37,914         34,304
                                                                  --------------- --------------  --------------- --------------

INCOME FROM OPERATIONS BEFORE PROVISION FOR TAXES                        (66,308)       121,764           98,458        360,132

PROVISION FOR INCOME (TAXES)/BENEFIT
   Income (Taxes)/Benefit                                                 26,200         18,332          (40,521)      (168,126)
                                                                  --------------- --------------  --------------- --------------

NET INCOME/(LOSS)                                                 $      (40,108) $     140,096   $       57,937  $     192,006
                                                                  =============== ==============  =============== ==============


BASIC EARNINGS PER SHARE                                          $        (0.00) $        0.00   $         0.00  $        0.00
                                                                  =============== ==============  =============== ==============
DILUTED EARNINGS PER SHARE                                        $        (0.00) $        0.00   $         0.00  $        0.00
                                                                  =============== ==============  =============== ==============


WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC                                                          340,579,815    340,579,815      340,579,815    340,579,815
                                                                  =============== ==============  =============== ==============
      DILUTED                                                        340,579,815    340,579,815      340,579,815    340,579,815
                                                                  =============== ==============  =============== ==============





              The accompanying notes are an integral part of these
                        consolidated financial statements

                                                    WARP 9, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                              FOR THE NINE MONTHS ENDED MARCH 31, 2010


                                                                                            Additional
                                                                                Common       Paid-in     Accumulated
                                                                   Shares       Stock        Capital       Deficit       Total
                                                                ------------ ------------  ------------ ------------- ------------

Balance, June 30, 2009                                          340,579,815  $   340,579   $ 6,897,311  $ (4,276,403) $ 2,961,487

Stock compensation expense (unaudited)                                    -            -         7,565            -         7,565

Net income for the nine months ended March 31, 2010 (unaudited)           -            -             -       57,937        57,937
                                                                ------------ ------------  ------------ ------------- ------------

Balance, March 31, 2010 (unaudited)                             340,579,815  $   340,579   $ 6,904,876  $ (4,218,466) $ 3,026,989
                                                                ============ ============  ============ ============= ============















              The accompanying notes are an integral part of these
                        consolidated financial statements

                                      WARP 9, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)


                                                              Nine Months Ended
                                                        March 31, 2010   March 31, 2009
                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                          $     57,937     $    192,006
    Adjustment to reconcile net income to net cash
       provided by operating activities
    Depreciation and amortization                             21,750           49,539
    Bad debt expense                                         (39,228)         (38,562)
    Cost of stock compensation recognized                      7,565            8,565
    Changes in Assets and Liabilities
    (Increase) Decrease in:
    Accounts receivable                                       97,352         (170,120)
    Prepaid and other assets                                  (7,734)           4,588
    Deferred tax asset                                        41,952          161,872
    Deposits                                                  (7,251)               -
    Increase (Decrease) in:
    Accounts payable and credit cards payable                (28,207)         (24,569)
    Accrued expenses                                         (26,643)         (17,252)
    Deferred Income                                                -          (24,666)
    Other liabilities                                         (6,900)           8,250
                                                        -------------    -------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES            110,593          149,651
                                                        -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                       (13,118)          (6,286)
                                                        -------------    -------------

        NET CASH USED IN INVESTING ACTIVITIES                (13,118)          (6,286)
                                                        -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable                                (24,861)         (80,562)
    Payments on capitalized leases                            (6,713)         (19,148)
    Proceeds from line of credit                                   -              606
    Proceeds from issuance of common stock, net of cost            -             (400)
                                                        -------------    -------------

        NET CASH USED IN FINANCING ACTIVITIES                (31,574)         (99,504)
                                                        -------------    -------------

        NET INCREASE IN CASH                                  65,901           43,861


CASH, BEGINNING OF PERIOD                                    849,508          680,649
                                                        -------------    -------------

CASH, END OF PERIOD                                     $    915,409     $    724,510
                                                        =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                        $      5,785     $     14,678
                                                        =============    =============
   Taxes paid                                           $      1,928     $      6,254
                                                        =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 March 31, 2010


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2009.

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

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the nine months ended March 31, 2010, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2010 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of income for the nine months ended March 31, 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the nine months ended March 31, 2010 and 2009 are $7,565 and $8,565 respectively.

3.   CAPITAL STOCK

     At March 31, 2010 and June 30, 2009, the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

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

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 March 31, 2010


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

     The Company used the historical industry index to calculate volatility, since the Company's stock history did not represent the expected future volatility of the Company's common stock. The fair value of options granted was determined using the Black Scholes method with the following assumptions:

                                                          Period Ended
                                                            3/31/2010
                                                      --------------------
        Risk free interest rate                          3.01% - 5.07%
        Stock volatility factor                          0.31 -186.29
        Weighted average expected option life               4 years
        Expected dividend yield                              none


     A summary of the Company's stock option activity and related information follows:


                                                 Period Ended 03/31/2010
                                             --------------------------------
                                                                 Weighted
                                                                  average
                                                                 exercise
                                                  Options          price
                                             ----------------- --------------
      Outstanding -beginning of period             12,400,000  $        0.02
      Granted                                         340,000           0.01
      Exercised                                             -              -
      Forfeited                                    (1,400,000)         (0.02)
                                             ----------------- --------------
      Outstanding - end of period                  11,340,000  $        0.01
                                             ================= ==============
      Exercisable at the end of period             10,015,394  $        0.01
                                             ================= ==============
      Weighted average fair value of
       options granted during the year                         $           -
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

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 March 31, 2010



4.   STOCK OPTIONS AND WARRANTS (Continued)

     The weighted average remaining contractual life of options outstanding issued under the plan as of March 31, 2010 was as follows:


                                                                 Weighted
                                                                  Average
                                           Number of             remaining
                     Exercise               options             contractual
                      prices              outstanding           life (years)
                -------------------    ------------------    ------------------
                    $   0.070               100,000                3.75
                    $   0.080                50,000                1.76
                    $   0.010            10,990,000                3.88
                    $   0.008               100,000                8.09
                    $   0.014               100,000                8.26
                                       ------------------
                                         11,340,000
                                       ==================



5.   INCOME TAXES

     The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

     The Company accounts for uncertainty in tax positions by recognition in the financial statements.

     The  Company's   policy  is  to  recognize   interest  accrued  related  to
     unrecognized tax benefits in interest expense and penalties in operating expenses.


6.   SUBSEQUENT EVENT

     The Company has evaluated subsequent events per the requirements of ASC Topic 855 and has identified the following reportable subsequent events:

     On April 5, 2010, the Company received notification that Ericsson, Inc. presented a Demand for Payment to draw on the standby letter of credit of $93,000 (restricted cash) under the assertion that the Company was under an Event of Default. The Company is disputing the claim of default.

     The Company has entered into a five year Lease Agreement for approximately 5,251 sq ft office space at a Base Rent of $1.45 per square foot per month, triple-net, beginning May 1, 2010.

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

                  (l) further dilution of existing shareholders' ownership in Company; and

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

         While the Warp 9 Internet Commerce System ("ICS") is our flagship and highest revenue product, we have been developing and deploying new products based on a proprietary virtual publishing technology that we have developed. These new products have allowed for the creation of interactive web versions of paper catalogs ("VCS") and magazines ("VMS") where users can flip through pages with a mouse and click on products or advertisements. These magazines or catalogs have built-in integration for e-commerce transactions through our ICS product and other transaction based activities. Clients utilizing this technology have discovered when exposing consumers to virtual catalogs, a higher average order size and significant increase in rate of conversion result. The marketplace for these e-commerce solutions, especially in the SaaS sector has become increasingly crowded with new competitors. While not all these competitors compete directly with us in terms of features and capabilities, the increased amount of competitors has impacted the length of sales closing and the close rate itself.

         Research and development ("R&D") efforts have been focused both on these new products and on updating our current products with new features. In the planning phase of these new features, we look to direct client feedback and feature requests; we study the e-commerce landscape to determine features that will provide our clients with a competitive advantage in producing greater and more effective selling; and we also examine features that will create a competitive advantage during our sales process to clients. Emerging and declining trends also play a role in how clients perceive what features should be provided by which vendors. We are sometimes able to capitalize on these opportunities by bundling features for greater value and/or increased fees and revenue. Management believes that in order to compete successfully, it must dedicate a greater allocation of resources to research and development. Creating new products and revamping the current products must be part of the ongoing operational practice in order to compete successfully. There can be no assurance that management will be able successfully devote the resources needed for this research and development and that it will be able to compete successfully.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 2009

REVENUE

         Total revenue for the three months ended March 31, 2010 decreased by ($185,464) to $299,624 compared to $485,088 for the same prior period. For the nine months ended March 31, 2010, total revenue decreased by ($384,947) to $1,188,165 compared to $1,573,112 in the same prior period. The overall decrease in revenue was primarily the result of the decrease in recurring monthly fees caused by client terminations combined with a reduction of online marketing services due to budget cut-backs by our clients. The client terminations were due to both i) the financial environment affecting the clients' fiscal health and in turn, Warp 9's revenue stream from those clients and ii) increased competition in the e-commerce software space and the perceived competitive nature of the ICS product-line.

COST OF REVENUE

         The cost of revenue for the three months ended March 31, 2010 decreased by ($11,369) to $27,610 compared to $38,979 for the same prior period. For the nine months ended March 31, 2010 the cost of revenue decreased ($15,759) to $103,115 compared to $118,874 for the same prior period. The overall decrease was primarily due to the decrease in sales commissions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2010 increased $13,243 to $332,012 compared to $318,769 for the same prior period. For the quarter, the increase was due to an increased recognition of certain bad debt allowance due to accounts receivable aged more than 90 days partially offset by a reduction in employee expense as a result of reduced executive bonus compensation. For the nine months ended March 31, 2010, SG&A expenses decreased by ($58,238) to $980,191 compared to $1,038,429 for the same prior period. This decrease in SG&A expenses was primarily due to decreased employee expenses caused by reduced executive bonus compensation partially offset by an increased recognition of certain bad debt allowance due to accounts receivable aged more than 90 days.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the three months ended March 31, 2010 remained at $5,000 as compared to $5,000 for the same prior period. For the nine months ended March 31, 2010, the research and development expenses decreased ($16,877) to $15,000 compared to $31,877 for the same prior period. The overall decrease was due to a reduction in budget for research and development and the decrease in employee expenses caused by staff reductions allocated for product development and improvement.

NET INCOME/(LOSS)

         The consolidated net loss for the three months ended March 31, 2010 was ($40,108) compared to the consolidated net income of $140,096 for the same prior period. For the quarter, the loss is mainly attributable to a reduction in gross revenue partially offset by a provision for income tax benefit. For the nine months ended March 31, 2010 the consolidated net income was $57,937 compared to $192,006 for the same prior period. The overall decrease in consolidated net income for the nine months ended March 31, 2010 is mainly attributable to a reduction in gross revenue substantially offset by a reduction in the provision for income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net working capital (i.e. the difference between current assets and current liabilities) of $1,277,443 at March 31, 2010 as compared to a net working capital of $1,195,641 at June 30, 2009. The decrease in net working capital at March 31, 2010 was caused by a reduction in revenue and net income during the nine months ended March 31, 2010.

         Cash flow provided by operating activities was $110,593 for the nine months ended March 31, 2010 as compared to $149,651 for the same prior period. The decrease in cash flow of ($39,058) provided by operating activities was primarily due to a reduction in net income, deferred tax asset, combined with an increase in account receivable collections and the recognition of deferred income.

         Cash flow used in investing activities was ($13,118) for the nine months ended March 31, 2010 as compared to ($6,286) for the same prior period. The increase in cash flow of $6,832 used in investing activities was due to the purchase of computer equipment and software.

         Cash flow used by financing activities was ($31,574) for the nine months ended March 31, 2010 as compared to ($99,504) for the same prior period. The decrease of $67,930 in cash flow used by financing activities was primarily due to the maturity of a note payable and payments toward capital leases.

         While we expect that our capital needs in the foreseeable future will be met by cash-on-hand, there is no assurance that the Company will have sufficient capital to finance its growth and business operations, or that such capital will be available on terms that are favorable to the Company or at all. There is no assurance that we would be able to obtain additional working capital through the private placement of common stock or from any other source.

OFF-BALANCE SHEET ARRANGEMENTS

         None.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by Warp 9 in the reports that it files under the Securities Exchange Act of 1934, as amended (the "Exchange
Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer that it files under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. The Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2010 (under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities
Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2010.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate. After evaluating the Company's internal controls over financial reporting, the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer have concluded that the internal controls over financial reporting are effective as of March 31, 2010.

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

ITEM 4. (REMOVED AND RESERVED)

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

---------------- -- ------------------------------------------------------------
  EXHIBIT NO.                               DESCRIPTION
---------------- -- ------------------------------------------------------------
3.1                 Articles of Incorporation (1)
3.2                 Bylaws (1)
4.1                 Specimen Certificate for Common Stock (1)
4.2                 Non-Qualified Employee Stock Option Plan (2)
10.1 First Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (3)
10.2 Second Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (4)
10.3                Exchange Agreement and Representations for Shareholders
                    of Warp 9, Inc.(3)
10.4                Termination and Assignment (5)
31.1                Section 302 Certification
32.1                Section 906 Certification
---------------- -- ------------------------------------------------------------


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


Dated: May 24, 2010                            WARP 9, INC.
                            ----------------------------------------------------
                                               (Registrant)

                            By: \s\Harinder Dhillon
                            ----------------------------------------------------
                            Harinder Dhillon, Chief Executive Officer
                            and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: \s\Louie Ucciferri                                     Dated: May 24, 2010
---------------------------------------------------
Louie Ucciferri, Corporate Secretary,
Acting Chief Financial Officer
(Principal Financial / Accounting Officer)







By: \s\Harinder Dhillon                                    Dated: May 24, 2010
---------------------------------------------------
Harinder Dhillon, Chief Executive Officer and
President (Principal Executive Officer)