Form 10-K
period 2010-06-30
WARP 9, INC.
filed 2010-10-01
CIK 743758

FORM 10-K

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2010


                         COMMISSION FILE NUMBER 0-13215

                                  WARP 9, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         NEVADA                                          30-0050402
----------------------------                -----------------------------------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)


        6500 Hollister Avenue, Suite 120, Santa Barbara, California 93117
   ---------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 964-3313
         -------------------------------------------------------------
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                   NAME OF EACH EXCHANGE ON
  TITLE OF EACH CLASS                                  WHICH REGISTERED
-------------------------                          ------------------------
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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,192,029 as of June 30, 2010.

         There were 340,579,815 shares outstanding of the registrant's Common Stock as of September 23, 2010.



                                             TABLE OF CONTENTS

PART 1

ITEM 1           Business                                                                               2
ITEM 2           Properties                                                                             8
ITEM 3           Legal Proceedings                                                                      8
ITEM 4           Removed and Reserved                                                                   8

PART II

ITEM 5           Market for Common Equity and Related Stockholder Matters                               9
ITEM 6           Selected Financial Data                                                                10
ITEM 7           Management's Discussion and Analysis or Plan of Operation                              10
ITEM 8           Financial Statements and Supplementary Data                                            15
ITEM 9           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   29
ITEM 9A(T)       Controls and Procedures                                                                29
ITEM 9B          Other Information                                                                      31

PART III

ITEM 10          Directors, Executive Officers, and Corporate Governance                                31
ITEM 11          Executive Compensation                                                                 33
ITEM 12          Security Ownership of Certain Beneficial Owners and Management and Related             35
                 Stockholder Matters
ITEM 13          Certain Relationships and Related Transactions, and Director Independence              36
ITEM 14          Principal Accounting Fees and Services                                                 36
ITEM 15          Exhibits, Financial Statement Schedules                                                36

SIGNATURES                                                                                              38


                                     PART I

ITEM 1. BUSINESS
---------------

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

         While the Warp 9 Internet Commerce System ("ICS") is our flagship and highest revenue product, we have developed and deployed new products based on a proprietary virtual publishing technology. These new products allow for the creation of interactive web versions of paper catalogs and magazines where users can flip through pages with a mouse and click on products or advertisements. These magazines or catalogs have built-in integration for e-commerce transactions through our ICS product and other transaction based activities. Accordingly, when shoppers click on a product, they are taken to the e-commerce product page where they can add that product to their shopping cart for purchasing. Clients utilizing this technology have discovered when exposing consumers to the virtual catalogs, a higher average order size and significant increase in rate of conversion result. We have sold this solution on a limited basis while we continue to refine the product and technology. We believe there could be many markets for our virtual catalog and magazine technology and we expect to test market these new products in the future.

         On October 23, 2007, we licensed our patent-pending mobile technology and certain trademarks on a non-exclusive basis to Zingerang Software. Under the terms of the agreement, Warp 9 will retain ownership of the technology and trademarks, as well as any improvements and derivatives created by Zingerang Software. Warp 9 is entitled to receive royalties based on revenues from sales if any, generated by Zingerang Software. This agreement allows us to enhance and augment our technology and intellectual property portfolio without using direct resources, and still allows us to seek other licensing options in the future. To date, we have not yet generated any revenue from our licensing efforts.

INDUSTRY OVERVIEW

GROWTH OF THE INTERNET AND E-COMMERCE

         According to the 2009 State of Retailing Online report from Forrester Research, online sales will continue to rise about 11 percent to about $173 billion this year from about $155 billion in 2009. E-commerce sales grew 11% from 2008 to 2009 and will account for 7% of total retail sales this year, up from 6% last year. Forrester estimates that the web accounted for or influenced 42% of retail sales in 2009. Interestingly, the report also predicts that sales influenced by the web will reach about $1.4 trillion and will account for 53% of retail sales in 2014.

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

WARP 9 INTERNET COMMERCE SYSTEM (WARP 9 ICS)

         The Warp 9 ICS, our flagship product, is an enterprise-grade software system that enables catalogers and retailers to expand their operation to the Internet with minimal investment, overhead and risk. A business does not need to invest in new hardware or software in order to utilize the Warp 9 ICS, because it is offered as a fully managed online e-commerce system hosted in our Internet datacenter. With a range of easy to use and highly customizable features for product presentation as well store management, Warp 9 ICS satisfies many of the current and next generation requirements of catalogers and retailers. We charge our customers a recurring monthly fee for using the Warp 9 ICS software based on 12, 24 and 36 month term agreements. There are various pricing packages for Warp 9 ICS, depending on the customer's desired level of scalability and reliability.

         Warp 9 ICS is designed with a highly scalable enterprise architecture that allows us to provide our customers with maximum performance and system uptime. As our customer base or transaction volume grows, we simply add new servers, CPUs, memory and bandwidth without substantial changes to the ICS software. The high end version of the Warp 9 ICS offering operates on a cluster of load balanced and fault-tolerant servers in our onsite datacenter. If a server in the cluster fails for any reason, the architecture shifts the traffic to other available servers, thus minimizing downtime and disruption to our customers' mission critical e-commerce websites.

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

MERCHANDIZING AND PROMOTIONS DESIGN

         The  Warp  9  ICS  technology   platform   supports  a  wide  range  of
merchandising activities. On an ongoing basis, we help our clients create effective promotional activities, up-sell, cross-sell as well as promote featured products during any phase of the shopping process. By doing so, our professional services team continues to work with our clients to deliver targeted offers designed to increase conversion ratios and average order size. We have also developed an algorithm that can help our clients automate the upsell/cross-sell opportunities. Additionally, we have created a new advertising feature that allows our clients to easily add graphical elements with interior or exterior links to assist with instantaneous promotion of featured products.

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

STRATEGIC MARKETING SERVICES

         We offer a wide  range of  strategic  marketing  services  designed  to increase customer acquisition, retention and lifetime value. Through a combination of web analytics, analytics-based statistical testing and optimization, our team of strategic marketing consultants develop, deliver and manage programs such as paid search advertising, search engine optimization, affiliate marketing, store optimization and e-mail optimization for our clients. We believe our ability to capture and analyze integrated traffic and commerce data enhances the value of our strategic marketing services as we can precisely determine the effectiveness of specific marketing activities, website changes, and other actions taken by our clients. We are also working on providing this beneficial sales data in real-time and in a more customizable format.

REVENUE MODEL

         We charge our customers a recurring monthly fee, based on term contracts, to use the Warp 9 ICS product under a Software-as-a-Service ("SaaS") model. Unlike traditional software companies that sell software on a perpetual license where quarterly and annual revenues are very difficult to predict, our SaaS model spreads the collection of contracts over several quarters or years and makes our revenues more predictable for a longer period of time.

         The Company also generates incremental revenue by offering additional products such as Warp 9 EMS, Warp 9 VCS, and Warp 9 VMS. We also drive revenue by offering professional web production, graphic design, marketing, and other consulting services to support Warp 9 products and generally to aid in the operations of our customers' e-commerce activities.

BENEFITS TO CLIENTS

         Our complete solution of providing robust technology along with complementary professional services delivers many benefits to our customers.

REDUCED TOTAL COST OF OWNERSHIP AND RISK

         Utilizing our technology and services, businesses can dramatically reduce or eliminate upfront and ongoing hardware, software, maintenance and support costs associated with developing, customizing, deploying and upgrading an in-house e-commerce solution. They can have a global e-commerce presence without assuming the costs and risks of developing it themselves and take immediate advantage of the investments we continually make in our e-commerce systems and associated services. Our commitment to the latest technologies and e-commerce functionality helps ensure that our clients maintain pace with industry advances.

REVENUE GROWTH

         Through our services consultants, we help our clients grow their businesses by applying our technology and experience to (i) increase the acquisition, retention and lifetime value of new customers; (ii) extending their businesses into new geographic markets; and (iii) expanding the visibility and sales of their products through new online sales channels. We have developed substantial expertise in online marketing and merchandising, which we apply to help our clients increase traffic to their online stores, and improve order close ratios, average order sizes and repeat purchases, all of which are designed to generate higher revenues for our clients' businesses and greater revenue for Warp 9.

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

SALES AND MARKETING

         Our objective is to be the leading provider of outsourced e-commerce solutions for retail operations and online catalogs. To achieve this objective, we intend to enhance, promote and support the idea that Warp 9 is the complete provider of the necessary technology platform and professional services to effectively conduct a serious e-commerce operation.

         We currently market our e-commerce solutions directly to clients and prospective clients. We focus our efforts on generating awareness of the Warp 9 brand and capabilities and establishing our position as a competitor in the online e-commerce space.

         During the client sales process, our staff delivers demonstrations, presentations, collateral material, return-on-investment analyses, proposals and contracts A great deal of our new customers have come from direct sales, trade shows, and word-of-mouth referrals. Our direct sales efforts are aimed at senior marketing and IT executives within a retailer or catalog company who are looking to create or expand their e-commerce operation. Because of our long history in e-commerce, prospective clients quite often look for us at trade shows to learn more about Warp 9. Word-of-mouth referrals have been very valuable to us and we intend to continue nurturing our customer and industry relationships to maximize these referrals..

         In addition to our direct sales efforts, trade shows, and referrals, we intend to explore a channel partner strategy to expand our customer base. Prospective channel partners include consultants and designers in the catalog industry, as well as backend order fulfillment systems providers and providers of complementary services or products. With the growing maturity of multi-channel e-commerce strategies, many of the robust backend systems providers are looking for robust front-end e-commerce system, like Warp 9 ICS, to deliver a fully integrated online/offline solution to their clients.

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

         o Other providers of outsourced e-commerce solutions, such as WebLinc, Volusion, UniteU, MarketLive, etc.;

         o Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including CyberSource Corporation, PayPal Corporation and Authorize.net.;

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

PATENTS AND PATENT APPLICATIONS

         Our intellectual property portfolio consists of the following patents, which primarily relate to the Roaming Messenger technology:

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

EMPLOYEES

         As of September 15, 2010, we had five full time employees, two of whom are employed in administrative positions, and three technical employees employed in research, development, and technical product maintenance positions.

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


ITEM 2. PROPERTIES
------------------

         The Company currently leases approximately 5,251 square feet of office space at 6500 Hollister Avenue, Suite 120, Santa Barbara, California 93117 for approximately $7,614 per month, pursuant to a five year lease agreement with rent commencing on May 25, 2010. In addition, the Company is responsible for its pro-rata share of Common Area Maintenance fees.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

         The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time are considered to be material to the Company's business or financial condition.

         The Company may file additional collection actions and be involved in other litigation in the future.


ITEM 4. REMOVED AND RESERVED
----------------------------

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------------

         The Company's common stock trades on the OTC Bulletin Board Market under the symbol "WNYN." The range of high and low bid quotations for each fiscal quarter within the last three fiscal years was as follows:

                  Year Ended June 30, 2010          HIGH              LOW
    --------------------------------------          ---------         --------

    First Quarter ended September 30, 2009          $0.0096           $0.005
    Second Quarter ended December 31, 2009          $0.01             $0.006
    Third Quarter ended March 31, 2010              $0.0085           $0.005
    Fourth Quarter ended June 30, 2010              $0.006            $0.003

                  Year Ended June 30, 2009          HIGH              LOW
    --------------------------------------          ---------         --------

    First Quarter ended September 30, 2008          $0.0014           $0.007
    Second Quarter ended December 31, 2008          $0.0105           $0.005
    Third Quarter ended March 31, 2009              $0.009            $0.0062
    Fourth Quarter ended June 30, 2009              $0.013            $0.0068

                  Year Ended June 30, 2008          HIGH              LOW
    --------------------------------------          ---------         --------

    First Quarter ended September 30, 2007          $0.025            $0.013
    Second Quarter ended December 31, 2007          $0.017            $0.006
    Third Quarter ended March 31, 2008              $0.008            $0.0032
    Fourth Quarter ended June 30, 2008              $0.019            $0.0015


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

         As of June 30, 2010, there were approximately 299 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts which are unknown. As of June 30, 2010, there were 340,579,815 shares of common stock outstanding on record.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

         Effective July 10, 2003, the Company adopted the Warp 9, Inc. 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "Plan") authorizing the issuance of up to 25,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 25,000,000 stock options. The Plan has been approved by the holders of the outstanding shares of the Company. The following table sets forth certain information regarding the Plan as of June 30, 2010:


                                                                                            NUMBER OF SECURITIES
                             NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE EXERCISE      REMAINING AVAILABLE FOR
                               ISSUED UPON EXERCISE OF     PRICE OF OUTSTANDING STOCK   FUTURE ISSUANCE UNDER EQUITY
                              OUTSTANDING STOCK OPTIONS              OPTIONS                 COMPENSATION PLANS
--------------------------   --------------------------    --------------------------   ----------------------------
Equity compensation plans             3,240,000                       $0.01                      18,985,000
approved by security
holders



ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

         None.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

CAUTIONARY STATEMENTS

         This Form 10-K contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about Warp 9 Inc.'s ("Warp 9" or the "Company") financial condition, results of operations and business. These statements include, among others:

         o statements concerning the potential for benefits that Warp 9, Inc. ("W9" or the "Company") may experience from it's business activities and certain transactions it contemplates or has completed; and

         o statements of W9's expectations, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

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

CURRENT OVERVIEW

         Warp 9 is a provider of e-commerce software platforms and services for the retail and catalog industries. Our suite of software platforms are designed to help multi-channel retailers maximize the Internet channel by applying our technologies for online e-commerce, catalogs, e-mail marketing campaigns, and interactive visual merchandising. Offered as an outsourced and fully managed Software-as-a-Service ("SaaS") model, our products allow customers to focus on their core business, rather than technical implementations and software and hardware architecture, design, and maintenance. We also offer professional services to our clients which include online catalog design, merchandizing and optimization, order management, e-mail marketing campaign development, integration to third party payment processing and fulfillment systems, analytics, custom reporting and strategic consultation.

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

         The Warp 9 Internet Commerce System ("ICS") is our flagship and highest revenue product. We have also developed and deployed new products based on a proprietary virtual publishing technology. These new products allow for the creation of interactive web versions of paper catalogs ("VCS") and magazines ("VMS") where users can flip through pages with a mouse and click on products or advertisements. These magazines or catalogs have built-in integration for e-commerce transactions through our ICS product and other transaction based activities. Clients utilizing this technology have discovered when exposing consumers to virtual catalogs, a higher average order size and significant increase in rate of conversion result. We have sold this solution on a limited basis while we continue to refine the product and technology. We believe there could be many markets for our virtual catalog and magazine technology and we expect to test market these new products in the future.

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

         A significant portion of the Company's revenues are from the ICS product. During the fiscal year ending June 30, 2010, the ICS product accounted for 64% of gross revenue. The monthly recurring fee for Warp 9 ICS is generally variable with the growth of a client's online revenues. Therefore, when our customers sell more online, our revenues and profit margin increase without dramatic increase in costs. During the fiscal year ending June 30, 2010, the professional services accounted for 24% of gross revenue.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2010 AS COMPARED TO THE YEAR ENDED JUNE 30, 2009

REVENUE

         Total revenue for the twelve month period ended June 30, 2010 decreased by ($708,890) to $1,424,454 compared to $2,133,344 in the prior year, a decrease of 33%. The difference is primarily due a decrease in recurring ICS fee and professional services associated with site development fees, online marketing and other services. The decrease in revenue was primarily driven by a reduction in the number of clients due to the effects of the continued economic downturn and the decrease in client budgets for e-commerce services.

COST OF REVENUE

         The cost of revenue for the twelve month period ended June 30, 2010 decreased by ($24,803) or approximately 16% to $131,507, as compared to $156,310 for the twelve month period ended June 30, 2009. The decrease in the cost of revenue was primarily due to a decrease in sales commissions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses decreased by 3% or ($50,027) during the twelve months ended June 30, 2010 to $1,570,797 as compared to $1,620,824 for the twelve month period ended June 30, 2009. The decrease in SG&A expenses was primarily due to a decrease in salary expenses caused by a decrease in staffing, offset by expenses associated with the relocation of the Company's corporate office and an increase in rent expense due to disputed utility fees from the previous landlord.

RESEARCH AND DEVELOPMENT

         Research and development expenses decreased by 50% or ($18,544) during the twelve months ended June 30, 2010 to $18,333 as compared to $36,877 for the twelve months ended June 30, 2009. The decrease was due to a current year reduction in the Company's research and development activities.

DEPRECIATION AND AMORTIZATION

         Expense related to depreciation and amortization was $32,794 or 50% lower for the twelve months ended June 30, 2010 as compared to $66,053 for the prior year. The decrease was due to many of the Company's fixed assets becoming fully depreciated as of June 30, 2009, resulting in no current year depreciation expense being recognized for those assets. This decrease was partially offset by depreciation of new fixed assets acquired during the current year. The majority of these new acquisitions occurred during the fourth quarter of the fiscal year resulting in minimal amounts of current year depreciation expense being recognized for these assets.

OTHER INCOME AND EXPENSE

         Total other income and expense was 14% lower or $47,697 for the twelve months ended June 30, 2010 as compared to $55,640 for the prior year. The decrease was due to a 67% decrease in interest expense which resulted primarily from significant reductions in the principal balances outstanding on the Company's notes payable and capital lease obligations because of payments made during the current year. This decrease in other expense was partially offset by a 53% decrease in other income which resulted from the termination of a sublease agreement that was outstanding for the majority of the year ended June 30, 2009, and was terminated during the second quarter of the current fiscal year.

NET INCOME / (LOSS)

         For the twelve months ended June 30, 2010, Warp 9's consolidated net loss was ($181,518) as compared to a consolidated net income of $150,723 for the twelve months ended June 30, 2009. This net loss is primarily due to the decrease in the number of clients utilizing ICS combined with the recognition of a deferred tax provision related to net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         Warp 9 had cash as of June 30, 2010 of $733,737 as compared to cash of $849,508 as of June 30, 2009. Warp 9 had net working capital (i.e. the difference between current assets and current liabilities) of $799,359 as of June 30, 2010 as compared to a net working capital of $1,102,641 at June 30, 2009.

         Cash flow provided by operating activities was $20,432 for the year ended June 30, 2010 as compared to $290,864 for the year ended June 30, 2009. Cash flow was positive during the year due to the collection of a significant portion of accounts receivables.

         Cash flow used by investing activities was ($94,496) for the year ended June 30, 2010 as compared to cash flow used in investing activities of ($6,286) for the year ended June 30, 2009, primarily as a result of the purchase of additional computer and electrical equipment.

         Cash flow used by financing activities was ($41,707) for the year ended June 30, 2010 as compared to ($115,719) during the year ended June 30, 2009. The decrease is primarily due to a reduction in payments and principal balance on a note payable.

         For the twelve months ended June 30, 2010, the Company's capital needs have primarily been met from cash balances on hand.

         While Warp 9 expects that its capital needs in the foreseeable future may be met by cash-on-hand and projected positive cash-flow, there is no assurance that the Company will be able to generate enough positive cash flow or have sufficient capital to finance its growth and business operations, or that such capital will be available on terms that are favorable to the Company or at all. In the current financial environment, it could become difficult for the Company to obtain equipment leases and other business financing. There is no assurance that Warp 9 would be able to obtain additional working capital through the private placement of common stock or from any other source.

OFF-BALANCE SHEET ARRANGEMENTS

         None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF WARP 9, INC.
-------------------------------------------------------------------


                                  WARP 9, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS





                                                                    PAGE

Report of Independent Registered Public Accounting Firm              16

Consolidated Balance Sheets                                          17

Consolidated Statements of Operations                                18

Consolidated Statements of Shareholders' Equity                      19

Consolidated Statements of Cash Flows                                20

Notes to Consolidated Financial Statements                          21-28

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Warp 9, Inc.
Santa Barbara, California

We have audited the accompanying consolidated balance sheets of Warp 9, Inc. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warp 9, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Warp 9, Inc.'s internal control over financial reporting as of June 30, 2010, included in Warp 9, Inc.'s Form 10-K and, accordingly, we do not express an opinion thereon.


/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
October 1, 2010

                                          WARP 9, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS

                                                                               June 30, 2010   June 30, 2009
                                                                               --------------- ---------------
                                                     ASSETS
CURRENT ASSETS
     Cash                                                                      $      733,737  $      849,508
     Accounts Receivable, net                                                         121,494         324,668
     Prepaid and Other Current Assets                                                  11,888          11,804
     Current Portion of Deferred Tax Asset                                            162,500         165,167
                                                                               --------------- ---------------
TOTAL CURRENT ASSETS                                                                1,029,619       1,351,147
                                                                               --------------- ---------------

PROPERTY & EQUIPMENT, at cost
     Furniture, Fixtures & Equipment                                                   89,485          89,485
     Computer Equipment                                                               625,032         561,889
     Computer Software                                                                 20,033           9,476
     Leasehold Improvements                                                            19,746               -
                                                                               --------------- ---------------
                                                                                      754,296         660,850
     Less Accumulated Depreciation                                                   (654,435)       (621,829)
                                                                               --------------- ---------------
        NET PROPERTY AND EQUIPMENT                                                     99,861          39,021
                                                                               --------------- ---------------
OTHER ASSETS
     Deposits                                                                          16,449           9,749
     Restricted Cash                                                                        -          93,000
     Internet Domain, net                                                               1,753             891
     Long Term Deferred Tax Asset                                                   1,874,539       1,762,727
                                                                               --------------- ---------------
        TOTAL OTHER ASSETS                                                          1,892,741       1,866,367
                                                                               --------------- ---------------

                TOTAL ASSETS                                                   $    3,022,221  $    3,256,535
                                                                               =============== ===============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                                          $       74,049  $       70,573
     Credit Cards Payable                                                               2,664             254
     Accrued Expenses                                                                  61,600          87,194
     Deferred Income                                                                   20,667               -
     Note Payable, Other                                                               37,082          33,916
     Customer Deposit                                                                  34,198          48,431
     Capitalized Leases, Current Portion                                                    -           8,138
                                                                               --------------- ---------------
        TOTAL CURRENT LIABILITIES                                                     230,260         248,506
                                                                               --------------- ---------------
LONG TERM LIABILITIES
   Note Payable, Other                                                                  2,778          46,542
                                                                               --------------- ---------------
        TOTAL  LONG TERM LIABILITIES                                                    2,778          46,542
                                                                               --------------- ---------------

                TOTAL LIABILITIES                                                     233,038         295,048
                                                                               --------------- ---------------
SHAREHOLDERS' EQUITY
        Common Stock, $0.001 Par Value;
        495,000,000 Authorized Shares;
        340,579,815 and 340,579,815 Shares Issued
         and Outstanding , respectively                                               340,579         340,579
        Additional Paid In Capital                                                  6,906,525       6,897,311
        Accumulated Deficit                                                        (4,457,921)     (4,276,403)
                                                                               --------------- ---------------
        TOTAL SHAREHOLDERS'  EQUITY                                                 2,789,183       2,961,487
                                                                               --------------- ---------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $    3,022,221  $    3,256,535
                                                                               =============== ===============

                  The accompanying notes are an integral part
                   of these consolidated financial statements


                                          WARP 9, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                Years Ended
                                                                                       June 30, 2010    June 30, 2009
                                                                                      ---------------- ----------------
REVENUE                                                                               $     1,424,454  $     2,133,344

COST OF SERVICES                                                                              131,507          156,310
                                                                                      ---------------- ----------------

GROSS PROFIT                                                                                1,292,947        1,977,034
                                                                                      ---------------- ----------------

OPERATING EXPENSES
  Selling, general and administrative expenses                                              1,570,797        1,620,824
  Research and development                                                                     18,333           36,877
  Stock option expense                                                                          9,214           11,129
  Depreciation and amortization                                                                32,794           66,053
                                                                                      ---------------- ----------------

        TOTAL OPERATING EXPENSES                                                            1,631,138        1,734,883
                                                                                      ---------------- ----------------

INCOME/(LOSS) FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)                                  (338,191)         242,151
                                                                                      ---------------- ----------------

OTHER INCOME/(EXPENSE)
   Interest income                                                                             37,414           40,489
   Other income                                                                                17,515           37,208
   Interest expense                                                                            (7,232)         (22,057)
                                                                                      ---------------- ----------------

        TOTAL OTHER INCOME/(EXPENSE)                                                           47,697           55,640
                                                                                      ---------------- ----------------

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES                              (290,494)        (297,791)
                                                                                      ---------------- ----------------

PROVISION FOR INCOME (TAXES)/BENEFIT
   Income taxes paid, net                                                                        (169)          (6,254)
   Income tax (provision)/benefit                                                             109,145         (140,814)
                                                                                      ---------------- ----------------

        PROVISION FOR INCOME (TAXES)/BENEFIT                                                  108,976         (147,068)
                                                                                      ---------------- ----------------

NET INCOME/(LOSS)                                                                     $      (181,518) $       150,723
                                                                                      ================ ================


BASIC AND DILUTED NET INCOME/(LOSS) PER SHARE                                         $         (0.00) $          0.00
                                                                                      ================ ================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC AND DILUTED                                                                     340,579,815      340,579,815
                                                                                      ================ ================












                  The accompanying notes are an integral part
                   of these consolidated financial statements


                                                     WARP 9, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             FOR THE YEARS ENDED JUNE 30, 2010 AND 2009



                                                                                           Additional
                                                                              Common        Paid-in      Accumulated
                                                              Shares          Stock         Capital        Deficit        Total
                                                         ---------------- -------------- -------------- ------------- -------------
Balance, June 30, 2008                                       340,579,815  $     340,579  $   6,886,682  $ (4,427,126) $  2,800,135

Stock option expense                                                   -              -         11,129             -        11,129

Stock issuance cost                                                    -              -           (500)            -          (500)

Net Income                                                             -              -              -       150,723       150,723
                                                         ---------------- -------------- -------------- ------------- -------------
Balance, June 30, 2009                                       340,579,815        340,579      6,897,311    (4,276,403)    2,961,487

Stock option expense                                                   -              -          9,214             -         9,214

Net Loss                                                               -              -              -      (181,518)     (181,518)
                                                         ---------------- -------------- -------------- ------------- -------------

Balance, June 30, 2010                                       340,579,815  $     340,579  $   6,906,525  $ (4,457,921) $  2,789,183
                                                         ================ ============== ============== ============= =============



































                  The accompanying notes are an integral part
                   of these consolidated financial statements


                                          WARP 9, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        Years Ended
                                                                              June 30, 2010      June 30, 2009
                                                                            -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                                         $      (181,518)   $      150,723
  Adjustment to reconcile net income/(loss) to net cash
  provided by operating activities
  Depreciation and amortization                                                      32,794            66,053
  Bad debt expense                                                                   10,839            83,784
  Stock option expense                                                                9,214            11,129
  Change in assets and liabilities:
   (Increase) Decrease in:
    Accounts receivable                                                             192,335          (117,532)
    Prepaid and other current assets                                                    (84)            4,875
    Deferred tax assets                                                            (109,145)          140,814
    Restricted cash                                                                  93,000                 -
    Other assets                                                                    (13,729)                -
   Increase (Decrease) in:
    Accounts payable                                                                  5,886            (9,324)
    Accrued expenses                                                                (25,594)           (1,320)
    Deferred income                                                                  20,667           (35,333)
    Other liabilities                                                               (14,233)           (3,005)
                                                                            -----------------  ----------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                                    20,432           290,864
                                                                            -----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                (94,496)           (6,286)
                                                                            -----------------  ----------------

        NET CASH USED IN INVESTING ACTIVITIES                                       (94,496)           (6,286)
                                                                            -----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                                                         (33,569)          (84,346)
  Payments on capitalized leases                                                     (8,138)          (22,957)
  Payments on line of credit                                                              -            (7,916)
  Proceeds from issuance of common stock, net of cost                                     -              (500)
                                                                            -----------------  ----------------

        NET CASH USED IN FINANCING ACTIVITIES                                       (41,707)         (115,719)
                                                                            -----------------  ----------------

                NET INCREASE/(DECREASE) IN CASH                                    (115,771)          168,859


CASH, BEGINNING OF YEAR                                                             849,508           680,649
                                                                            -----------------  ----------------

CASH, END OF YEAR                                                           $       733,737    $      849,508
                                                                            =================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                            $         7,232    $       22,057
                                                                            =================  ================
    Taxes paid                                                              $         1,600    $        6,254
                                                                            =================  ================





                  The accompanying notes are an integral part
                   of these consolidated financial statements

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2010 AND 2009

1.   ORGANIZATION AND LINE OF BUSINESS

     ORGANIZATION
     Warp 9, Inc. (the "Company") is a Nevada corporation formerly known as Roaming Messenger, Inc., formerly known as Latinocare Management Corporation ("LMC"). On August 24, 2006, the Company's board of directors and majority of shareholders voted to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc. to reflect a new strategic plan of focusing primarily on the business of the Company's wholly-owned subsidiary, Warp 9, Inc. (a Delaware corporation). The Company, based in Goleta, California, began operations October 1, 1999. The Company is a provider of fully hosted web based e-commerce software products.

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

     The Consolidated Financial Statements include Warp 9, Inc. (the Company), and its wholly-owned subsidiary ("Warp 9, Inc., a Delaware corporation"). All significant inter-company transactions are eliminated in consolidation.

     ACCOUNTS RECEIVABLE
     The Company extends credit to its customers, who are located primarily in California. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at June 30, 2010 and 2009 are $161,924 and $151,085, respectively.

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

     We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations is in accordance with ASC 605-45.

     We also offer professional services such as development services. The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 605-25, which are recognized as the work is performed.

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2010 AND 2009


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     REVENUE RECOGNITION (CONTINUED)
     Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. The deferred revenue as of June 30, 2010 and 2009 was $20,667 and $0, respectively.

     For the fiscal year ended, June 30, 2010, monthly fee from web products and associated service fees account for 66% of the Company's total revenues, professional services account for 24% and the remaining 10% of total revenues are from resale of third party products and services.

     For the fiscal year ended, June 30, 2009, monthly fee from web products and associated service fees account for 64% of the Company's total revenues, professional services account for 28% and the remaining 8% of total revenues are from resale of third party products and services

     RETURN POLICY
     On all service offerings such as web based e-commerce products there are no returns. Monthly fees are assessed and revenue is recognized at the end of every month, after service has been provided. Some higher paying customers may have service level agreements where we guarantee system uptime such as 99.9% of the time per month. If we fall below the agreed upon level of uptime, we shall credit one day of service fee for each hour our system is down up to a maximum of one monthly fee. This guarantee only covers downtime as a result of failure in the Company's hardware, software or gross negligence. Historically, the Company has not had to issue any credits for such returns.

     COST OF REVENUE
     Cost of revenue includes the direct costs of operating the Company's network, including telecommunications charges and third party internet marketing charges.

     RESEARCH AND DEVELOPMENT
     Research and development costs are expensed as incurred. Total research and development costs were $18,333 and $36,877 for the years ended June 30, 2010 and 2009, respectively.

     ADVERTISING COSTS
     The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $21,284 and $32,985 for the years ended June 30, 2010 and 2009, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2010 and 2009, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

     PROPERTY AND EQUIPMENT AND DOMAIN NAME
     Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

     ---------------------------------------------------------------------------
                                       Depreciation
     Furniture, fixtures & equipment                                    7 Years
     Computer equipment                                                 5 Years
     Commerce server                                                    5 Years
     Computer software                                              3 - 5 Years
     Leasehold improvements                                 Length of the lease
                                       Amortization
     Domain Name                                                       15 years
     ---------------------------------------------------------------------------

     Depreciation expense related to property and equipment was $32,606 and $65,882 for the years ended June 30, 2010 and 2009, respectively. Amortization expense related to domain name was $188 and $171 for the years ended June 30, 2010 and 2009, respectively.

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2010 AND 2009

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Included in property and equipment are assets under capitalized leases with an original cost of $218,179. Depreciation of assets under capitalized leases is included in depreciation and amortization expense. During the years ended June 30, 2010 and 2009, there were no additions to fixed assets through capitalized leases.

     CONCENTRATIONS OF BUSINESS AND CREDIT RISK
     The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company's operations are subject to rapid technological advancement and intense competition in the telecommunications industry.

     CONCENTRATIONS OF BUSINESS AND CREDIT RISK (CONTINUED)
     Accounts receivable represent financial instruments with potential credit risk. The Company typically offers its customers credit terms. The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral. In the event of nonpayment, the Company has the ability to terminate services.

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

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the year ended June 30, 2010, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2010 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of income for the year ended June 30, 2010 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the years ended June 30, 2010 and 2009 are $9,214 and $11,129 respectively.

     EARNINGS PER SHARE
     The Company calculates earnings per share based on the basic and diluted weighted average number of shares outstanding. Basic earnings per share exclude dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and warrants to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company were not reflected in diluted earnings per share, because under the provision of the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The Company's average market price for common stock was less than the exercise price of all outstanding stock options and warrants.

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     Management reviewed accounting pronouncements issued during the three months ended June 30, 2010, and no pronouncements were adopted during the period.

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2010 AND 2009


3.   NOTES PAYABLE

     At June 30, 2007, the Company reclassified an accounts payable account to a vendor in the amount of $154,429 to a note payable. The monthly payment on the note is $3,342 per month and the note bears annual interest at the rate of 10% per annum. At June 30, 2010 and 2009, the outstanding principal balance was $39,860 and $80,458 respectively. The following is a schedule of payments due for the next five years.

          Year Ending
             June 30,

             2011          $  37,082
             2012              2,778
                       --------------
        Total              $  39,860
                       ==============

4.   DEFERRED TAX BENEFIT

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

     The provision (benefit) for income taxes for the year ended June 30, 2010 and 2009 consist of the following:

                                  2010             2009
                             ---------------- ----------------
        Federal:
            Current          $             -  $             -
            Deferred                 (95,152)         122,760

        State:
            Current                      169            6,254
            Deferred                 (13,993)          11,800
                             ---------------- ----------------
                             $      (108,976) $       140,814
                             ================ ================

     Net deferred tax assets consist of the following components as of June 30, 2010 and 2009:


                                                   2010              2009
                                              ---------------- -----------------
    Deferred Tax Assets:
       NOL Carryforward                       $     1,857,684  $      1,737,058
       Depreciation                                    16,854            25,669
       R&D Carryforward                                94,851            94,851
       Accrued Vacation Payable                         4,500            11,393
       Allowance for Doubtful Accounts                 63,150            58,923

    Deferred Tax Liabilities:                               -                 -

    Valuation Allowance                                     -                 -
                                              ---------------- -----------------
    Net Deferred Tax Asset                    $     2,037,039  $      1,927,894
                                              ================ =================

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2010 AND 2009

4.   DEFERRED TAX BENEFIT (Continued)

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended June 30, 2010 and 2009 due to the following:

                                                 2010             2009
                                            ---------------- ----------------
     Book Income/(Loss)                     $      (113,293) $       116,138
     State Income Taxes                                 169            6,254
     Nondeductible Stock Compensation                 3,594            4,340
     Other                                              554              812
     Related Party Accruals                          (6,894)          (1,208)
     Allowance for Bad Debt                           4,227           32,676
     Depreciation                                     3,151           14,933
     Deductible loss on disposal                    (11,965)               -
     NOL Carryover                                  120,626         (167,691)
     Valuation Allowance                                  -                -
                                           ---------------- ----------------
     Income Tax Expense                    $            169  $         6,254
                                           ================ ================

5.   INCOME TAXES

     The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

     Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at June 30, 2010 and 2009, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

     The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended June 30, 2010 and 2009, the Company did not recognize interest and penalties.

6.   CAPITAL STOCK

     At June 30, 2010, the Company's authorized stock consisted of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. .

7.   STOCK OPTIONS AND WARRANTS

     On July 10, 2003, the Company adopted the Warp 9, Inc. Stock Option Plan for Directors, Executive Officers, and Employees of and Key Consultants to the Company. This Plan, may issue 25,000,000 shares of common stock. Options granted under the Plan could be either Incentive Options or Nonqualified Options, and are administered by the Company's Board of Directors. Each option may be exercisable in full or in installment and at such time as designated by the Board. Notwithstanding any other provision of the Plan or of any Option agreement, each option are to expire on the date specified in the Option agreement, which date are to be no later than the tenth anniversary of the date on which the Option was granted (fifth anniversary in the case of an Incentive Option granted to a greater-than-10% stockholder). The purchase price per share of the Common Stock under each Incentive Option is to be no less than the Fair Market Value of the Common Stock on the date the option was granted (110% of the Fair Market Value in the case of a greater-than-10% stockholder). The purchase price per share of the Common Stock under each Nonqualified Option were to be specified by the Board at the

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2010 AND 2009


7.   STOCK OPTIONS AND WARRANTS (Continued)

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

     The Company used the historical industry index to calculate volatility, since the Company's stock history did not represent the expected future volatility of the Company's common stock. The fair value of options granted was determined using the Black Scholes method with the following assumptions:


                                                       Years Ended
                                                6/30/2010           6/30/2009
   -------------------------------------     ---------------      -------------
   Risk free interest rate                        3.01%            3.2% - 5.07%
   Stock volatility factor                       186.29%          0.31% - 0.53%
   Weighted average expected option life     8.5 - 9.5 years         4 years
   Expected dividend yield                         none                none


     A summary of the Company's stock option activity and related information follows:

                                                  Year ended                       Year ended
                                                June 30, 2010                    June 30, 2009
                                       -------------------------------- --------------------------------

                                                           Weighted                         Weighted
                                                            average                          average
                                                           exercise                         exercise
                                            Options          price          Options           price
                                       ----------------- -------------- ---------------- ---------------
Outstanding -beginning of year               12,400,000  $        0.02       14,350,000  $         0.02
Granted                                         340,000           0.01                -               -
Exercised                                             -              -                -               -
Forfeited                                    (9,500,000)         (0.01)      (1,950,000)          (0.02)
                                       ----------------- -------------- ---------------- ---------------
Outstanding - end of year                     3,240,000  $        0.01       12,400,000  $         0.02
                                       ================= ============== ================ ===============
Exercisable at the end of year                3,125,704  $        0.01        9,283,185  $         0.02
                                       ================= ============== ================ ===============
Weighted average fair value of
 options granted during the year                         $        0.01                   $            -
                                                         ==============                  ===============

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

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2010 AND 2009


7.   STOCK OPTIONS AND WARRANTS (Continued)

     The weighted average remaining contractual life of options outstanding issued under the plan as of June 30, 2010 was as follows:

                                                          Weighted
                                                           Average
                                    Number of             remaining
              Exercise               options             contractual
               prices              outstanding           life (years)
         -------------------    ------------------    ------------------
               $ 0.070                   100,000            3.50
               $ 0.080                    50,000            1.51
               $ 0.010                 2,990,000            1.84
               $ 0.008                   100,000            7.84
                                ------------------
                                       3,240,000
                                ==================

     STOCK WARRANTS
     During the years ended June 30, 2010 and 2009, the Company issued no warrants for services. A summary of the Company's warrant activity and related information follows:


                                     Year End                 Year End
                                  June 30, 2010            June 30, 2009
                               ---------------------- ------------------------
                                             Weighted                Weighted
                                             average                  average
                                             exercise                exercise
                                Options        price    Options        price
                               ---------------------- ------------------------

Outstanding -beginning of year  9,515,000     $ 0.11    9,515,000     $ 0.11
Granted                                 -          -         -             -
Exercised                               -          -         -             -
Forfeited                         (15,000)     (0.20)        -             -
Outstanding - end of year       9,500,000     $ 0.11    9,515,000     $ 0.11
------------------------------ ---------------------- ------------------------

8.   LINE OF CREDIT

     On January 30, 2009, the Company renewed its $100,000 revolving line of credit from Bank of America at an annual interest rate of prime plus 2 percentage points. This line of credit is secured by assets of the Company. The effective interest rate of the line of credit at June 30, 2010 was 9%. As of June 30, 2010 and 2009, the balance was $0 and $0, respectively.

9.   CONCENTRATIONS

     For the year ended June 30, 2010, the Company had two customers who represented approximately 35% of total revenue. For the year ended June 30, 2009, the Company had one customer who represented approximately 43% of total revenue.

     At June 30, 2010 accounts receivable from four customers represented approximately 69% of total accounts receivable. At June 30, 2009 accounts receivable from two customers represented approximately 26% of total accounts receivable.

     The Company has a concentration of credit risk for cash by maintaining deposits with banks, which may at a time exceed insured amounts. At June 30, 2010 and 2009, the Company had bank balances exceeding the amount insured by the U.S. Federal Deposit Insurance Corporation (FDIC).

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2010 AND 2009


10.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES
     The Company moved to a new facility and signed a new operating lease for five years as of May 1, 2010. The monthly lease payments per month begin at $7,614 and will increase annually a minimum of 2% per Consumer Price Index. The following is a schedule, by years, of future minimum rental payments required under the operating leases for the facility for the next five years. The lease of the facility expires in 2015.

                        Years Ending
                          June 30,                  Rent Payment
                   -----------------------------------------------
                         2011                         $ 91,672
                         2012                         $ 93,505
                         2013                         $ 95,376
                         2014                         $ 97,283
                         2015                         $ 82,416


     Total lease expense for the years ended June 30, 2010 and 2009 was $252,885 and $138,017, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

     RESTRICTED CASH
     At June 30, 2009, the Company had restricted cash in the amount of $93,000, which was used as collateral for a standby letter of credit in favor of the landlord as part of the Company's lease agreement for its previous office space at 50 Castilian Dr. Santa Barbara, CA 93117. This restricted cash was used by the landlord during the year ended June 30, 2010. The Company is disputing the fees charged by the landlord and has withheld the final rent payment of $11,686 and has recorded a contingent liability of $50,062 in accrued expenses for amounts being sought by the prior landlord.

     LEGAL MATTERS
     The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company's business or financial condition.

11.  SUBSEQUENT EVENTS

     Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined there are no subsequent events to be reported.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

         None.


ITEM 9A(T). CONTROLS AND PROCEDURES
-----------------------------------

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

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2010 (under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities
Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

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

         Under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in internal control-integrated framework. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Acting
Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

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

ITEM 9B. OTHER INFORMATION
--------------------------

         None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
----------------------------------------------------------------

         The following table lists the executive officers and directors of the Company as of June 30, 2010:

NAME                         AGE        POSITION
-----------------------      ---        ----------------------------------------
William E. Beifuss           66         Interim  Chief   Executive   Officer,
                                        President  and  Chairman of the Board
                                        of Directors

Louie Ucciferri              49         Corporate  Secretary,   Acting  Chief
                                        Financial Officer

John C. Beifuss              41         Director

-----------------------

         William E. Beifuss, Jr., age 66, became an independent director of the Company on November 18, 2008 and became Chairman of the Board on December 11, 2008. On June 8, 2010 Mr. Beifuss accepted the position of interim President and Chief Executive Officer of the Company. Mr. Beifuss is a business executive and currently serves as Chief Executive Officer of Cumorah Capital, Inc., a private investment company. From April 1992 to January 2006, Mr. Beifuss was Chief Executive Officer of Coeur D'Alene French Baking Company. He served as a unit committee chairman of Boy Scouts of America. Mr. Beifuss is the father of John Charles Beifuss.

         Louie Ucciferri, age 49, has been the Company's Corporate Secretary and Acting Chief Financial Officer since October 15, 2006 and served as a director of the Company from November 2003 to January 2009. He also served as Chairman of the Board from October 15, 2006 until December 11, 2008. He is also the Chief Executive Officer of Regent Capital Group, a FINRA registered broker dealer dedicated to real estate investments. From 1995 to 2004, Mr. Ucciferri served as the President of Westlake Financial Architects, a financial advisory firm he founded in 1995 to provide financial and investment advisory services to early stage companies. Since November 1998, he has also served as President of Camden Financial Services, a FINRA registered broker dealer. Mr. Ucciferri received Bachelors degrees in Economics and Sociology from Stanford University in 1983.

         John C. Beifuss, age 41, became an independent director of the Company on November 18, 2008. Mr. Beifuss is a business executive and has served as Chief Executive Officer of Tri-County Auto Dismantlers since April 1992. Mr. Beifuss is the son of William E. Beifuss, Jr.

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

REPORT OF THE AUDIT COMMITTEE

         In February 2006, the sole member of the Company's Audit Committee resigned from the Board of Directors for personal reasons. The Company has not reformed the Audit Committee since that time. Accordingly the Company has not received any reports from an Audit Committee during the fiscal year ended June 30, 2010. The Company's full Board of Directors is presently performing the functions of an Audit Committee until a new Audit Committee is formed in the future.

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

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended June 30, 2010 have been complied with on a timely basis, except for Form 3 that were due to be filed by William E. Beifuss and John C. Beifuss when they joined the Board of Directors on November 18, 2008, and which are expected to be filed in the near future

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

EXECUTIVE OFFICER COMPENSATION

         The following summary compensation table sets forth certain information concerning compensation paid to the Company's Chief Executive Officer and its most highly paid executive officers (the "Named Executive Officers") whose total annual salary and bonus for services rendered in all capacities for the year ended June 30, 2010 was $100,000 or more.

                                     SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------
    NAME AND PRINCIPAL POSITION  FISCAL      SALARY      BONUS    OPTION AWARDS    ALL OTHER     TOTAL
                                  YEAR                                           COMPENSATION
---------------------------------------------------------------------------------------------------------
William E. Beifuss (1)            2010      $      1      -0-          -0-            -0-      $      1
Chief Executive Officer,
President, and Chairman of the
Board
---------------------------------------------------------------------------------------------------------
Harinder Dhillon (2)              2010      $196,283    $22,476        -0-            -0-      $218,759
Resigned Chief Executive          2009      $200,000    $92,943        -0-            -0-      $292,943
Officer, President, and           2008      $200,000    $76,969        -0-            -0-      $276,969
director
---------------------------------------------------------------------------------------------------------
Louie Ucciferri (3)               2010      $ 30,000      -0-          -0-            -0-      $ 30,000
Acting Chief Financial            2009      $ 30,000      -0-          -0-            -0-      $ 30,000
Officer, Corporate Secretary      2008      $ 30,000      -0-          -0-            -0-      $ 30,000
---------------------------------------------------------------------------------------------------------

         (1) Mr. Beifuss receives $1 per year in consideration for his services as an executive officer of the Company. Mr. Beifuss did not receive any compensation in 2010 for his services as the Chairman of the Board of Directors of the Company.

         (2) Mr. Dhillon resigned as a company officer and director on and effective June 8, 2010. The figures on the table represent his compensation until June 8, 2010.

         (3) Mr. Ucciferri receives $2,500 per month in consideration for his services as an executive officer of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by the Company's executive officers at June 30, 2010.

                                                        OPTION AWARDS

        -------------------------------------------------------------------------------------------------------------
                 NAME            NUMBER OF SECURITIES    NUMBER OF SECURITIES   OPTION EXERCISE  OPTION EXPIRATION
                                UNDERLYING UNEXERCISED UNDERLYING UNEXERCISED         PRICE            DATE
                                  OPTIONS EXERCISABLE    UNEARNED OPTIONS
        -------------------------------------------------------------------------------------------------------------
        Louie Ucciferri               2,500,000(1)               - 0 -               $0.01        October 16, 2011
        Acting Chief Financial
        Officer and Corporate
        Secretary
        ------------------------

(1) On October 16, 2006, Mr. Ucciferri received stock options to purchase 2,500,000 shares of common stock, at an exercise price of $0.01 per share, in consideration for his services to the Company. These stock options vested in equal monthly installments over a twelve month period and are fully vested.

OPTION EXERCISES AND STOCK VESTED

         None of the Company's executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended June 30, 2010.

DIRECTOR COMPENSATION

         The Company's independent directors did not receive any compensation for their services rendered to the Company during the fiscal year ended June 30, 2010. The compensation paid to the Company's non-independent directors is reflected in the above table entitled Summary Compensation Table.

EMPLOYMENT AGREEMENTS

         The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

STOCK OPTION PLAN

         On July 10, 2003, the Board of Directors of the Company adopted the 2003 Stock Option Plan for Directors, Executive Officers, Employees and Key Consultants of the Company (the "2003 Plan"). The 2003 Plan was ratified by the shareholders of the Company by written consent effective August 25, 2003. The 2003 Plan authorizes the issuance of up to 25,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 25,000,000 stock options. To date, 3,240,000 options to purchase 3,240,000 shares of common stock at a volume weighted average price of $0.01 per share granted under the 2003 Plan are outstanding. To date, 2,775,000 options have been exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Warp 9 at September 23, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of September 23, 2010 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 340,579,815 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o Warp 9, Inc., 6500 Hollister Avenue, Suite 120, Santa Barbara, California 93117. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name.

               NAME, TITLE                    NUMBER OF SHARES        PERCENTAGE
               AND ADDRESS                  BENEFICIALLY OWNED (1)     OWNERSHIP
------------------------------------------  ----------------------    ----------
William E. Beifuss
Interim Chief Executive Officer,
President of Warp 9 Inc.                                17,024,314         4.99%
Chairman of the Board

Louie Ucciferri (2)
Acting Chief Financial Officer, Corporate
Secretary                                                5,500,000           *

All current Executive Officers as a Group               22,524,314         6.56%

William E. Beifuss
Chairman of the Board                                   17,024,314         4.99%

John C. Beifuss
Director                                                 5,000,000         1.47%

All current Directors who are not
Executive Officers as a Group                           22,024,314         6.46%

Jonathan Lei
7127 Hollister Avenue, #25A
Santa Barbara, California 93117                         86,969,525        25.54%
-------------------------------------------
*Indicates beneficial ownership of less than 1%.

(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of September 23, 2010.

(2) Includes 2,500,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of September 23, 2010.

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE
--------------------------------------------------------------------------------

         None.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

         HJ Associates & Consultants, LLP ("HJ") has been the Company's principal auditing accountant firm since August 2006. HJ provided other non-audit services to the Company. The Company's Board of Directors has considered whether the provisions of non-audit services are compatible with maintaining HJ independence.

AUDIT FEES

         An aggregate of $49,500 was billed by our auditors for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2010, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2009, December 31, 2009, and March 31, 2010.

         An aggregate of $43,500 was billed by our auditors for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2009, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended September 30, 2008 December 31, 2008, and March 31, 2009.


TAX FEES

         Our auditors billed the Company $1,300 for tax preparation services during the fiscal year ended June 30, 2010.

         Our auditors billed the Company $2,583 for tax preparation services during the fiscal year ended June 30, 2009.


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

(a)      Exhibits
         EXHIBIT           DESCRIPTION
         -------           -------------------------------------------------------------------------------------------
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



         10.5              Periodic Equity Investment Agreement dated as of March 28, 2005 between Roaming
                           Messenger, Inc. and Wings Fund, Inc.(6)
         10.6              Registration Rights Agreement dated as of March 28, 2005 between Roaming Messenger,
                           Inc. and Wings Fund, Inc.(6)
         10.7              Securities Purchase Agreement dated December 28, 2005 between the Company and Cornell
                           Capital Partners LLP (3)
         10.8              Investor Registration Rights Agreement dated December 28, 2005 (3)
         10.9              Insider Pledge and Escrow Agreement dated December 28, 2005 by and among the Company,
                           Cornell and David Gonzalez as escrow agent (3)
         10.10             Security Agreement dated December 28, 2005 by and between the Company and Cornell (3)
         10.11             Escrow Agreement Dated December 28, 2005 by and among the Company, Cornell and David
                           Gonzalez, as Escrow Agent (3)
         10.12             Irrevocable Transfer Agent Instructions (3)
         10.13             Exclusive Technology License Agreement, dated September 18, 2006 (8)
         10.14             Subscription Agreement with Zingerang Inc., dated September 18, 2006 (8)
         10.15             Termination of License Agreement with Carbon Sciences, Inc., dated April 2, 2007 (9)
         10.16             Completion of Securities Purchase Agreement dated December 28, 2005 between the
                           Company and Cornell Capital Partners LLP (10)
         21.1              List of Subsidiaries (7)
         31.1              Section 302 Certification of Principal Executive Officer
         31.2              Section 302 Certification of Principal Financial/Accounting Officer
         32.1              Section 906 Certification of Principal Executive Officer
         32.2              Section 906 Certification of Principal Financial/Accounting Officer
 -----------------

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

         (10)     Incorporated  by reference to exhibits filed with the Company's  Current Report on Form 8-K filed with the Securities and Exchange Commission, dated June 10, 2008.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 1, 2010           WARP 9, INC.



                                 By:    \s\ William E. Beifuss
                                 -----------------------------------------------
                                 William E. Beifuss,
                                 Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



BY:  \s\ William E. Beifuss                    Dated: October 1, 2010
    --------------------------------------
    William E. Beifuss, Chairman



BY:  \s\ Louie Ucciferri                       Dated: October 1, 2010
    --------------------------------------
    Louie Ucciferri, Corporate Secretary
    Acting Chief Financial Officer
    (Principal Financial/accounting Officer)



BY:  \s\ John C. Beifuss                       Dated: October 1, 2010
    --------------------------------------
    John C. Beifuss, Director