Form 10-Q
period 2010-09-30
WARP 9, INC.
filed 2010-11-15
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2010

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

                         Commission File Number: 0-13215


                                  WARP 9, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                 30-0050402
-------------------------------------      -------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

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

                          Yes[_X_]                                       No[__]

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

As of November 12, 2010 the number of shares outstanding of the registrant's class of common stock was 340,579,815.




                                                        TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                       PAGE
                                                                                                               ---------------
Item 1.           Consolidated Financial Statements                                                                   2
                  Consolidated Balance Sheets as of  September 30, 2010 (unaudited) and June 30, 2010 (audited)       3
                  Consolidated Statements of Operations for the Three Months ended September 30, 2010 and             4
                  September 30, 2009 (unaudited)
                  Consolidated Statement of Shareholders' Equity for the Three Months ended September 30,             5
                  2010 (unaudited)
                  Consolidated Statements of Cash Flows for the Three Months ended September 30, 2010 and             6
                  September 30, 2009 (unaudited)
                  Notes to Consolidated Financial Statements (unaudited)                                              7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations              10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                         14

Item 4T.          Controls and Procedures                                                                            15

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                  16

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                                        16

Item 3.           Defaults Upon Senior Securities                                                                    16

Item 4.           (Removed and Reserved)                                                                             16

Item 5.           Other Information                                                                                  16

Item 6.           Exhibits and Reports on Form 8-K                                                                   17

Signatures                                                                                                           18


PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------

                                          WARP 9, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                                          September 30, 2010    June 30, 2010
                                                                          ------------------- -------------------
                                                     ASSETS
CURRENT ASSETS
     Cash                                                                 $          572,267  $          733,737
     Accounts Receivable, net                                                        224,166             121,494
     Prepaid and Other Current Assets                                                 10,330              11,888
     Current Portion of Deferred Tax Asset                                           150,663             162,500
                                                                          ------------------- -------------------
        TOTAL CURRENT ASSETS                                                         957,426           1,029,619
                                                                          ------------------- -------------------

PROPERTY & EQUIPMENT, at cost
     Furniture, Fixtures & Equipment                                                  89,485              89,485
     Computer Equipment                                                              625,032             625,032
     Computer Software                                                                20,033              20,033
     Leasehold Improvements                                                           18,696              19,746
                                                                          ------------------- -------------------
                                                                                     753,246             754,296
     Less Accumulated Depreciation                                                  (661,100)           (654,435)
                                                                          ------------------- -------------------
        NET PROPERTY AND EQUIPMENT                                                    92,146              99,861
                                                                          ------------------- -------------------

OTHER ASSETS
     Lease Deposit                                                                     8,244              16,449
     Internet Domain, net                                                              1,693               1,753
     Long Term Deferred Tax Asset                                                  1,876,003           1,874,539
                                                                          ------------------- -------------------
        TOTAL OTHER ASSETS                                                         1,885,940           1,892,741
                                                                          ------------------- -------------------

                TOTAL ASSETS                                              $        2,935,512  $        3,022,221
                                                                          =================== ===================

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                                     $           47,516  $           74,049
     Credit Cards Payable                                                              1,845               2,664
     Accrued Expenses                                                                 61,826              61,600
     Deferred Income                                                                  10,333              20,667
     Deferred Operating Lease Liability                                                1,554                   -
     Note Payable, Other                                                              36,909              37,082
     Customer Deposit                                                                 34,198              34,198
                                                                          ------------------- -------------------
        TOTAL CURRENT LIABILITIES                                                    194,181             230,260
                                                                          ------------------- -------------------

LONG TERM LIABILITIES
     Note Payable, Other                                                                   -               2,778
                                                                          ------------------- -------------------
        TOTAL  LONG TERM LIABILITIES                                                       -               2,778
                                                                          ------------------- -------------------

                TOTAL LIABILITIES                                                    194,181             233,038
                                                                          ------------------- -------------------

SHAREHOLDERS' EQUITY
     Common Stock, $0.001 Par Value;
     495,000,000 Authorized Shares;
     340,579,815 and 340,579,815 Shares Issued and Outstanding,
     respectively                                                                    340,579             340,579
     Additional Paid In Capital                                                    6,938,970           6,906,525
     Accumulated Deficit                                                          (4,538,218)         (4,457,921)
                                                                          ------------------- -------------------
        TOTAL SHAREHOLDERS'  EQUITY                                                2,741,331           2,789,183
                                                                          ------------------- -------------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $        2,935,512  $        3,022,221
                                                                          =================== ===================

                The accompanying notes are an integral part of
                    these consolidated financial statements

                                             WARP 9, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                                                                   Three Months Ended
                                                                          September 30, 2010   September 30, 2009
                                                                         --------------------- --------------------

REVENUE                                                                  $            246,592  $           386,071

COST OF SERVICES                                                                       19,226               37,026
                                                                         --------------------- --------------------

GROSS PROFIT                                                                          227,366              349,045
                                                                         --------------------- --------------------

OPERATING EXPENSES
  Selling, general and administrative expenses                                        278,919              328,416
  Research and development                                                             19,044                5,000
  Stock option expense                                                                    139                2,542
  Depreciation and amortization                                                         6,725                7,181
                                                                         --------------------- --------------------

        TOTAL OPERATING EXPENSES                                                      304,827              343,139
                                                                         --------------------- --------------------

INCOME FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)                                 (77,461)               5,906
                                                                         --------------------- --------------------

OTHER INCOME/(EXPENSE)
  Interest income                                                                       7,636               10,065
  Other income                                                                          1,000               11,250
  Interest expense                                                                     (1,099)              (2,215)
                                                                         --------------------- --------------------

        TOTAL OTHER INCOME (EXPENSE)                                                    7,537               19,100
                                                                         --------------------- --------------------

INCOME FROM OPERATIONS BEFORE PROVISION FOR TAXES                                     (69,924)             (25,006)
                                                                         --------------------- --------------------

PROVISION FOR INCOME (TAXES)/BENEFIT
  Income tax (provision)/benefit                                                      (10,373)             (10,959)
                                                                         --------------------- --------------------

PROVISION FOR INCOME (TAXES)/BENEFIT                                                  (10,373)             (10,959)
                                                                         --------------------- --------------------

NET INCOME/(LOSS)                                                        $            (80,297) $            14,047
                                                                         ===================== ====================


BASIC AND DILUTED EARNINGS PER SHARE                                     $              (0.00) $              0.00
                                                                         ===================== ====================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC AND DILUTED                                                             340,579,815          340,579,815
                                                                         ===================== ====================











                The accompanying notes are an integral part of
                    these consolidated financial statements

                                                   WARP 9, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010



                                                                                       Additional
                                                                           Common       Paid-in      Accumulated
                                                            Shares         Stock        Capital        Deficit          Total
                                                        --------------- ------------ -------------- --------------  --------------
Balance, June 30, 2010                                     340,579,815  $340,579.43  $6,906,525.46  $(4,457,921.00) $ 2,789,182.90

Stock compensation expense (Unaudited)                               -            -            139               -             139

Contributed Services (Unaudited)                                     -            -         32,306               -          32,306

Net income for the three months
 ended September 30, 2010 (Uuaudited)                                -            -              -         (80,297)        (80,297)
                                                        --------------- ------------ -------------- --------------- --------------

Balance, September 30, 2010 (Unaudited)                    340,579,815  $   340,579  $   6,938,970  $   (4,538,218) $    2,741,331
                                                        =============== ============ ============== =============== ==============






























                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                       WARP 9, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)



                                                                       For the Three Months Ended
                                                               September 30, 2010     September 30, 2009
                                                               ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                            $         (80,297)     $         14,047
  Adjustment to reconcile net income/(loss) to net cash
  provided/(used) by operating activities
  Depreciation and amortization                                            6,725                 7,181
  Bad debt expense                                                       (29,871)             (105,240)
  Cost of stock compensation recognized                                      139                 2,542
  Contributed Services                                                    32,306                     -
  Change in assets and liabilities:
   (Increase) Decrease in:
    Accounts receivable                                                  (72,801)              257,802
    Prepaid and other assets                                               1,558                (1,781)
    Deferred tax asset                                                    10,373                10,959
    Restricted cash                                                            -                   716
    Deposits                                                               8,205                     -
   Increase (Decrease) in:
    Accounts payable                                                     (26,302)               (1,588)
    Accrued expenses                                                         226               (24,708)
    Deferred income                                                      (10,334)               63,333
    Deferred operating lease liability                                     1,554                     -
    Other liabilities                                                          -                (9,045)
                                                               ------------------     ------------------

        NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES                (158,519)              214,218
                                                               ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                           -                (9,839)
                                                               ------------------     ------------------

        NET CASH USED IN INVESTING ACTIVITIES                                  -                (9,839)
                                                               ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on notes payable                                                (2,951)               (8,081)
  Payments on capitalized leases                                               -                (3,481)
                                                               ------------------     ------------------

        NET CASH USED IN FINANCING ACTIVITIES                             (2,951)              (11,562)
                                                               ------------------     ------------------

                NET INCREASE/(DECREASE) IN CASH                         (161,470)              192,817


CASH, BEGINNING OF PERIOD                                                733,737               849,508
                                                               ------------------     ------------------

CASH, END OF PERIOD                                            $         572,267      $      1,042,325
                                                               ==================     ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                $             391      $          1,554
                                                               ==================     ==================
  Taxes paid                                                   $               -      $              -
                                                               ==================     ==================








                 The accompanying notes are an integral part of
                     these consolidated financial statements

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2010

1.   BASIS OF PRESENTATION
     ---------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2010.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     This summary of significant accounting policies of Warp 9, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended September 30, 2010, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2010 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of income for the three months ended September 30, 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the three months ended September 30, 2010 and 2009 are $139 and $2,542 respectively.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     Management reviewed accounting pronouncements issued during the three months ended September 30, 2010, and no pronouncements were adopted during the period.


3.   CAPITAL STOCK
     -------------
     At September 30, 2010 and 2009, the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2010



4.   STOCK OPTIONS AND WARRANTS
     --------------------------
     On July 10, 2003, the Company adopted the Warp 9, Inc. Stock Option Plan for Directors, Executive Officers, and Employees of and Key Consultants to the Company. This Plan, may issue 25,000,000 shares of common stock. Options granted under the Plan could be either Incentive Options or Nonqualified Options, and are administered by the Company's Board of Directors. Each option may be exercisable in full or in installment and at such time as designated by the Board. Notwithstanding any other provision of the Plan or of any Option agreement, each option are to expire on the date specified in the Option agreement, which date are to be no later than the tenth anniversary of the date on which the Option was granted (fifth anniversary in the case of an Incentive Option granted to a greater-than-10% stockholder). The purchase price per share of the Common Stock under each

     Incentive Option is to be no less than the Fair Market Value of the Common Stock on the date the option was granted (110% of the Fair Market Value in the case of a greater-than-10% stockholder). The purchase price per share of the Common Stock under each Nonqualified Option were to be specified by the Board at the time the Option was granted, and could be less than, equal to or greater than the Fair Market Value of the shares of Common Stock on the date such Nonqualified Option was granted, but were to be no less than the par value of shares of Common Stock. The plan provided specific language as to the termination of options granted hereunder.

     The Company used the historical industry index to calculate volatility, since the Company's stock history did not represent the expected future volatility of the Company's common stock. The fair value of options granted was determined using the Black Scholes method with the following assumptions:

                                                         Period Ended
                                                           9/30/2010
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
        Weighted average expected option life               4 years
        Expected dividend yield                              none

     A summary of the Company's stock option activity and related information follows:


                                                   Period Ended 09/30/2010
                                               --------------------------------
                                                                   Weighted
                                                                    average
                                                                   exercise
                                                    Options          price
                                               ----------------- --------------
        Outstanding -beginning of period              3,240,000  $        0.01
        Granted                                               -              -
        Exercised                                             -              -
        Forfeited                                      (200,000)         (0.01)
                                               ----------------- --------------
        Outstanding - end of period                   3,040,000  $        0.01
                                               ================= ==============
        Exercisable at the end of period              2,979,246  $        0.01
                                               ================= ==============
        Weighted average fair value of
         options granted during the year                         $           -
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

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2010


4.   STOCK OPTIONS AND WARRANTS (Continued)
     --------------------------------------
     The weighted average remaining contractual life of options outstanding issued under the plan as of September 30, 2010 was as follows:


                                                         Weighted
                                                          Average
                                   Number of             remaining
             Exercise               options             contractual
              prices              outstanding           life (years)
        -------------------    ------------------    ------------------
              $ 0.070                   100,000            3.25
              $ 0.080                    50,000            1.26
              $ 0.010                 2,790,000            1.41
              $ 0.008                   100,000            7.59
                               ------------------
                                      3,040,000
                               ==================



5.   SUBSEQUENT EVENT
     ----------------
     Management has evaluated subsequent events according to ASC Topic 855 as of the date of the financial statements and has determined there are no subsequent events to be reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

         Research and development ("R&D") efforts have been focused both on updating our flagship ICS e-commerce platform as well as developing new products and on updating our current products with new features. In the planning phase of our development efforts, we look to direct client feedback and feature requests; we study the e-commerce landscape to determine features that will provide our clients with a competitive advantage in producing greater and more effective selling; and we also examine features that will create a competitive advantage during our sales process to clients. Emerging and declining trends also play a role in how clients perceive what features should be provided by which vendors. We are sometimes able to capitalize on these opportunities by bundling features for greater value and/or increased fees and revenue. Management believes that in order to compete successfully, it must dedicate a greater allocation of resources to research and development. Updating our platform, creating new products and revamping the current products must be part of the ongoing operational practice in order to compete successfully. There can be no assurance that management will be able successfully devote the resources needed for this research and development and that it will be able to compete successfully.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

REVENUE

         Total revenue for the three months ended September 30, 2010 decreased by ($139,479) to $246,592 compared to $386,071 for the same prior period. The decrease in revenue was primarily the result of the decrease in recurring monthly fees caused by client terminations combined with a reduction of online marketing services due to budget cut-backs by our clients. The client terminations were due to both i) the financial environment affecting the clients' fiscal health and in turn, Warp 9's revenue stream from those clients and ii) increased competition in the e-commerce software space and the perceived competitive nature of the ICS product-line.

COST OF REVENUE

         The cost of revenue for the three months ended September 30, 2010 decreased by ($17,800) to $19,226 compared to $37,026 for the same prior period The overall decrease was primarily due to the decrease in sales commissions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses for the three months ended September 30, 2010 decreased ($49,497) to $278,919 compared to $328,416 for the same prior period. For the quarter, the decrease was due primarily to a decrease in staffing and a decrease in legal expenses

RESEARCH AND DEVELOPMENT

         Research and development expenses for the three months ended September 30, 2010 increased $14,044 to $19,044 as compared to $5,000 for the same prior period. The overall increase was due to increased staffing expense associated with research and development to update our e-commerce platform and new products and features.

NET INCOME/(LOSS)

         The consolidated net loss for the three months ended September 30, 2010 was ($80,297) compared to the consolidated net income of $14,047 for the same prior period. For the quarter, the loss is mainly attributable to a reduction in gross revenue, an increase in research and development expense, an increase in a provision for income tax and a non-cash expense recognition for Executive Compensation in the amount of $32,306.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net working capital (i.e. the difference between current assets and current liabilities) of $763,245 at September 30, 2010 as compared to a net working capital of $799,359 at June 30, 2010. The decrease in net working capital at September 30, 2010 was caused by a reduction in revenue and net income during the three months ended September 30, 2010.

         Cash flow used in operating activities was ($158,519) for the three months ended September 30, 2010 as compared to cash flow provided by operating activities of $214,218 for the same prior period. The decrease in cash flow of ($372,737) used in operating activities was primarily due to a reduction in income to a net loss and the absence of the collection of a large non-recurring receivable in the prior period.

         Cash flow used in investing activities was $0.00 for the three months ended September 30, 2010 as compared to cash flow used in investment activities of ($9,839) for the same prior period. The increase in cash flow of $9,839 from investing activities is due to the purchase of equipment during the prior period.

         Cash flow used by financing activities was ($2,951) for the three months ended September 30, 2010 as compared to ($11,562) for the same prior period. The decrease of ($8,611) in cash flow used by financing activities was primarily due to the maturity of capital leases and payments toward a note payable.

         While we expect that our capital needs in the foreseeable future will be met by cash-on-hand and projected positive cash flow, there is no assurance that the Company will generate enough positive cash flows or have sufficient capital to finance its growth and business operations, or that such capital will be available on terms that are favorable to the Company or at all. In the current financial environment, it could become difficult for the Company to obtain business leases and other equipment financing. There is no assurance that we would be able to obtain additional working capital through the private placement of common stock or from any other source.

OFF-BALANCE SHEET ARRANGEMENTS

         None.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

         Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES.
----------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by Warp 9 in the reports that it files under the Securities Exchange Act of 1934, as amended (the "Exchange
Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer that it files under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. The Company's Chairman, Interim Chief Executive Officer, and Acting Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2010 (under the supervision and with the participation of the Company's Chairman, interim Chief Executive Officer, and Acting Chief Financial Officer) pursuant to Rule 13a-15(e) under the
Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chairman, Interim Chief Executive Officer, and Acting Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2010.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate. After evaluating the Company's internal controls over financial reporting, the Company's Chairman, Interim Chief Executive Officer, and Acting Chief Financial Officer have concluded that the internal controls over financial reporting are effective as of September 30, 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         There are no current legal proceedings as of this time.

         The Company may file additional collection actions and be involved in other litigation in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

         None.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

         None.

ITEM  4.  (REMOVED AND RESERVED)
--------------------------------

         None.

ITEM  5.  OTHER INFORMATION
---------------------------

         None.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)      Exhibits

EXHIBIT NO.                                                  DESCRIPTION
-----------------   --------------------------------------------------------------------------------------------------
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


Dated: November 15, 2010                     WARP 9, INC.
                           -----------------------------------------------------
                                             (Registrant)

                            By: \s\William E. Beifuss
                            ----------------------------------------------------
                            William E. Beifuss, Interim Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: \s\Louie Ucciferri                                 Dated: November 15, 2010
---------------------------------------------------
Louie Ucciferri, Corporate Secretary,
Acting Chief Financial Officer
(Principal Financial / Accounting Officer)



By: \s\William E. Beifuss                              Dated: November 15, 2010
---------------------------------------------------
William E. Beifuss, Interim Chief Executive
Officer and President (Principal Executive
Officer)