Form 10-Q
period 2010-12-31
WARP 9, INC.
filed 2011-02-22
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period December 31, 2010

                                       or

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

For the Transition period from _______________ to ______________


                         Commission File Number: 0-13215

                                  WARP 9, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                              30-0050402
------------------------------------ ------------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


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

As of February 17, 2010 the number of shares outstanding of the registrant's class of common stock was 340,579,815.



                                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                      PAGE
                                                                                                              ------------------

Item 1.           Consolidated Financial Statements                                                                   2
                  Consolidated Balance Sheets as of  December 31, 2010 (unaudited) and June 30, 2010 (audited)        3
                  Consolidated Statements of Operations for the Three Months and Six Months ended December            4
                  31, 2010 and December 31, 2009 (unaudited)
                  Consolidated Statement of Shareholders' Equity for the Three Months and Six Months ended            5
                  December 31, 2010 (unaudited)
                  Consolidated Statements of Cash Flows for the Three Months and Six Months ended December            6
                  31, 2010 and December 31, 2009 (unaudited)
                  Notes to Consolidated Financial Statements (unaudited)                                              7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations              10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                         14

Item 4T.          Controls and Procedures                                                                            15

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                  16

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                                        16

Item 3.           Defaults Upon Senior Securities                                                                    16

Item 4.           (Removed and Reserved)                                                                             16

Item 5.           Other Information                                                                                  16

Item 6.           Exhibits and Reports on Form 8-K                                                                   17

Signatures                                                                                                           18


PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------

                           WARP 9, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                              (Unaudited)
                                                                           December 31, 2010     June 30, 2010
                                                                          ------------------- -------------------

                                 ASSETS
CURRENT ASSETS
     Cash                                                                 $          529,645  $          733,737
     Accounts Receivable, net                                                        207,126             121,494
     Prepaid and Other Current Assets                                                  7,476              11,888
     Current Portion of Deferred Tax Asset                                           141,455             162,500
                                                                          ------------------- -------------------
TOTAL CURRENT ASSETS                                                                 885,702           1,029,619
                                                                          ------------------- -------------------

PROPERTY & EQUIPMENT, at cost
     Furniture, Fixtures & Equipment                                                  89,485              89,485
     Computer Equipment                                                              630,620             625,032
     Computer Software                                                                20,033              20,033
     Leasehold Improvements                                                           18,696              19,746
                                                                          ------------------- -------------------
                                                                                     758,834             754,296
     Less Accumulated Depreciation                                                  (667,765)           (654,435)
                                                                          ------------------- -------------------
        NET PROPERTY AND EQUIPMENT                                                    91,069              99,861
                                                                          ------------------- -------------------

OTHER ASSETS
     Lease Deposit                                                                     8,244              16,449
     Internet Domain, net                                                              1,633               1,753
     Long Term Deferred Tax Asset                                                  1,902,092           1,874,539
                                                                          ------------------- -------------------
               TOTAL OTHER ASSETS                                                  1,911,969           1,892,741
                                                                          ------------------- -------------------

                        TOTAL ASSETS                                      $        2,888,740  $        3,022,221
                                                                          =================== ===================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                                     $           16,007  $           74,049
     Credit Cards Payable                                                              1,156               2,664
     Accrued Expenses                                                                 60,586              61,600
     Deferred Income                                                                  28,943              20,667
     Deferred Operating Lease Liability                                                2,486                   -
     Note Payable, Other                                                              38,478              37,082
     Customer Deposit                                                                 33,298              34,198
                                                                          ------------------- -------------------
        TOTAL CURRENT LIABILITIES                                                    180,954             230,260
                                                                          ------------------- -------------------

LONG TERM LIABILITIES
     Note payable, Other                                                                   -               2,778
                                                                          ------------------- -------------------
        TOTAL  LONG TERM LIABILITIES                                                       -               2,778
                                                                          ------------------- -------------------

                TOTAL LIABILITIES                                                    180,954             233,038
                                                                          ------------------- -------------------

SHAREHOLDERS' EQUITY
     Common Stock, $0.001 Par Value;
     495,000,000 Authorized Shares;
     340,579,815 and 340,579,815 Shares Issued and
     Outstanding , respectively                                                      340,579             340,579
     Additional Paid In Capital                                                    6,971,341           6,906,525
     Accumulated Deficit                                                          (4,604,134)         (4,457,921)
                                                                          ------------------- -------------------
        TOTAL SHAREHOLDERS'  EQUITY                                                2,707,786           2,789,183
                                                                          ------------------- -------------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $        2,888,740  $        3,022,221
                                                                          =================== ===================






                 The accompanying notes are an integral part of
                    these consolidated financial statements

                          WARP 9, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                   Three Months Ended                    Six Months Ended
                                                          December 31, 2010  December 31, 2009  December 31, 2010 December 31, 2009
                                                          ------------------------------------  -----------------------------------
REVENUE                                                   $         253,131  $        502,470   $         499,722  $       888,541

COST OF SERVICES                                                     21,469            38,479              40,695           75,505
                                                          ------------------------------------  -----------------------------------

GROSS PROFIT                                                        231,662           463,991             459,027          813,036
                                                          ------------------------------------  -----------------------------------

OPERATING EXPENSES
  Selling, general and administrative expenses                      296,550           319,764             575,469          648,180
  Research and development                                           27,222             5,000              46,265           10,000
  Stock option expense                                                   63             2,896                 202            5,438
  Depreciation and amortization                                       6,725             7,182              13,450           14,363
                                                          ------------------------------------  -----------------------------------

        TOTAL OPERATING EXPENSES                                    330,560           334,842             635,386          677,981
                                                          ------------------------------------  -----------------------------------

INCOME FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)               (98,898)          129,149            (176,359)         135,055
                                                          ------------------------------------  -----------------------------------

OTHER INCOME/(EXPENSES)
   Interest income                                                    9,151             7,226              16,787           17,291
   Other income                                                       7,863             5,287               8,863           16,537
   Interest expense                                                    (913)           (1,901)             (2,012)          (4,116)
                                                          ------------------------------------  -----------------------------------

        TOTAL OTHER INCOME/(EXPENSES)                                16,101            10,612              23,638           29,712
                                                          ------------------------------------  -----------------------------------

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR TAXES            (82,797)          139,761            (152,721)         164,767
                                                          ------------------------------------  -----------------------------------

PROVISION FOR INCOME (TAXES)/BENEFIT
   Income tax (provision)/benefit                                    16,881           (55,762)              6,508          (66,721)
                                                          ------------------------------------  -----------------------------------

PROVISION FOR INCOME (TAXES)/BENEFIT                                 16,881           (55,762)              6,508          (66,721)
                                                          ------------------------------------  -----------------------------------

NET INCOME/(LOSS)                                         $         (65,916) $         83,999   $        (146,213)  $       98,046
                                                          ====================================  ===================================


BASIC AND DILUTED EARNINGS/(LOSSES) PER SHARE             $           (0.00) $           0.00   $           (0.00)  $         0.00
                                                          ====================================  ===================================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC AND DILUTED                                           340,579,815       340,579,815         340,579,815      340,579,815
                                                          ====================================  ===================================


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                          WARP 9, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                              Additional
                                                                                   Common      Paid-in   Accumulated
                                                                       Shares       Stock      Capital     Deficit        Total
                                                                     ----------- ----------- ----------- ------------ -------------
Balance, June 30, 2010                                               340,579,815 $  340,579  $ 6,906,525 $(4,457,921) $  2,789,183

Contributed services (unaudited)                                              -           -      64,614            -        64,614

Stock compensation expense (unaudited)                                        -           -         202            -           202

Net income for the six months ended December 31, 2010 (Uuaudited)             -           -           -     (146,213)     (146,213)
                                                                     ----------- ----------- ----------- ------------ -------------

Balance, December 31, 2010 (Unaudited)                               340,579,815 $  340,579  $ 6,971,341 $(4,604,134) $  2,707,786
                                                                     =========== =========== =========== ============ =============
































                 The accompanying notes are an integral part of
                     these consolidated financial statements

                          WARP 9, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         For the Six Months Ended
                                                                  December 31, 2010   December 31, 2009
                                                               --------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                            $          (146,213)  $        98,046
  Adjustment to reconcile net income/(loss) to net cash
  provided/(used) by operating activities:
  Depreciation and amortization                                             13,450            14,363
  Bad debt expense                                                         (52,952)          (79,217)
  Cost of stock compensation recognized                                        202             5,438
  Contributed services                                                      64,614                 -
  Change in assets and liabilities:
  (Increase) Decrease in:
    Accounts receivable                                                    (32,680)          175,708
    Prepaid and other assets                                                 4,412             3,678
    Deferred tax asset.                                                     (6,508)           66,721
    Deferred operating lease liability                                       2,486                 -
  Deposits                                                                   8,205               993
  Increase (Decrease) in:
    Accounts payable                                                       (59,550)          (58,281)
    Accrued expenses                                                        (1,014)           (2,601)
    Deferred income                                                          8,276                 -
    Other liabilities                                                         (900)           (9,045)
                                                               --------------------- ------------------

NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES                          (198,172)          215,803
                                                               --------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                          (4,538)          (13,118)
                                                               --------------------- ------------------

NET CASH USED IN INVESTING ACTIVITIES                                       (4,538)          (13,118)
                                                               --------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment on notes payable, other                                          (1,382)          (16,367)
   Payments on capitalized leases                                                -            (5,345)
                                                               --------------------- ------------------

NET CASH USED IN FINANCING ACTIVITIES                                       (1,382)          (21,712)
                                                               --------------------- ------------------

NET INCREASE/(DECREASE) IN CASH                                           (204,092)          180,973


CASH, BEGINNING OF PERIOD                                                  733,737           849,508
                                                               --------------------- ------------------

CASH, END OF PERIOD                                            $           529,645   $     1,030,481
                                                               ===================== ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                               $               391   $         4,116
                                                               ===================== ==================
   Taxes paid                                                  $                 -   $             -
                                                               ===================== ==================


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2010

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2010.

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

     ACCOUNTS RECEIVABLE
     The Company extends credit to its customers. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at December 31, 2010 and June 30, 2010 are $108,972 and $161,924,
     respectively.

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

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended December 31, 2010, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2010 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of income for the three months ended December 31, 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the six months ended December 31, 2010 and 2009 are $202 and $5,438, respectively.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Management reviewed accounting pronouncements issued during the six months ended December 31, 2010, and no pronouncements were adopted during the period.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2010


3.   CAPITAL STOCK

     At December 31, 2010 and 2009, the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.


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

     A summary of the Company's stock option activity and related information follows:



                                                      12/31/2010
                                            --------------------------------
                                                                Weighted
                                                                 average
                                                                exercise
                                                 Options          price
                                            ----------------- --------------
     Outstanding -beginning of period              3,240,000  $        0.01
     Granted                                               -              -
     Exercised                                             -              -
     Forfeited                                      (200,000)         (0.01)
                                            ----------------- --------------
     Outstanding - end of period                   3,040,000  $        0.01
                                            ================= ==============
     Exercisable at the end of period              2,973,313  $        0.01
                                            ================= ==============
     Weighted average fair value of
      options granted during the year                         $           -
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

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2010


4.   STOCK OPTIONS AND WARRANTS (Continued)

     The weighted average remaining contractual life of options outstanding issued under the plan as of December 31, 2010 was as follows:


                                                                Weighted
                                                                 Average
                                          Number of             remaining
                    Exercise               options             contractual
                     prices              outstanding           life (years)
               -------------------    ------------------    ------------------
                     $ 0.070                   100,000            3.00
                     $ 0.080                    50,000            1.00
                     $ 0.010                 2,500,000            0.79
                     $ 0.010                   250,000            3.81
                     $ 0.010                    40,000            7.58
                     $ 0.008                   100,000            7.33
                                      ------------------
                                             3,040,000
                                      ==================

5.   SUBSEQUENT EVENT

     Management has evaluated subsequent events according to TOPIC 855 as of the date of the financial statements and has determined there are no subsequent events to be reported.

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

                  (m) uncollectible accounts and the need to incur expenses to collect amounts owed to the Company;

                  (n) the Company does not have an Audit Committee nor sufficient independent directors.


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

         Research and development ("R&D") efforts have been focused both on updating our flagship ICS e-commerce platform as well as developing new products and on updating our current products with new features. In the planning phase of our development efforts, we look to direct client feedback and feature requests; we study the e-commerce landscape to determine features that will provide our clients with a competitive advantage in producing greater and more effective selling; and we also examine features that will create a competitive advantage during our sales process to clients. Emerging and declining trends also play a role in how clients perceive what features should be provided by which vendors. We are sometimes able to capitalize on these opportunities by bundling features for greater value and/or increased fees and revenue. Management believes that in order to compete successfully, it must dedicate a greater allocation of resources to research and development. Updating our platform, creating new products and revamping the current products must be part of the ongoing operational practice in order to compete successfully. There can be no assurance that management will be able to successfully devote the resources needed for this research and development and that it will be able to compete successfully.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2009

REVENUE

         Total revenue for the three months ended December 31, 2010 decreased by ($249,339) to $253,131 compared to $502,470 for the same prior period. For the six months ended December 31, 2010, total revenue decreased by ($388,819) to $499,722 compared to $888,541 in the same prior period. The overall decrease in revenue was the result of the decrease in recurring monthly fees caused by client terminations combined with a decrease in ICS Site Development fees for new clients. The client terminations were due to both i) the financial environment affecting the clients' fiscal health and in turn, Warp 9's revenue stream from those clients and ii) increased competition in the e-commerce software space and the perceived competitive nature of the ICS product-line.

COST OF REVENUE

         The cost of revenue for the three months ended December 31, 2010 decreased by ($17,010) to $21,469 compared to $38,479 for the same prior period. For the six months ended December 31, 2010 the cost of revenue decreased ($34,810) to $40,695 compared to $75,505 in the same prior period. The overall decrease was primarily due to the decrease in sales commissions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses for the three months ended December 31, 2010 decreased ($23,214) to $296,550 compared to $319,764 for the same prior period. For the six months ended December 31, 2010, SG&A expenses decreased by ($72,711) to $575,469 compared to $648,180 in the same prior period. The overall decrease in SG&A expenses was primarily due a decrease in staffing and legal fees off-set by an increase in outside service expenses.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the three months ended December 31, 2010 increased $22,222 to $27,222 as compared to $5,000 for the same prior period. For the six months ended December 31, 2010, the research and development expenses increased $36,265 to $46,265 as compared to $10,000 for the same prior period. The overall increase was due to increased staffing expense associated with research and development to update our e-commerce platform and new products and features.

NET INCOME/(LOSS)

         The consolidated net loss for the three months ended December 31, 2010 was ($65,916) compared to the consolidated net income of $83,999 for the same prior period. For the six months ended December 31, 2010, the consolidated net loss was ($146,213) compared to the consolidated net income of $98,046 for the same prior period. The consolidated net loss is mainly attributable to a reduction in gross revenue, an increase in research and development expense, an increase in a provision for income tax and a non-cash expense recognition for Executive Compensation in the amount of $64,614.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net working capital (i.e. the difference between current assets and current liabilities) of $704,748 at December 31, 2010 as compared to a net working capital of $799,359 at June 30, 2010. The decrease in net working capital at December 31, 2010 was caused by a reduction in revenue and net income during the six months ended December 31, 2010.

         Cash flow used in operating activities was ($198,172) for the six months ended December 31, 2010 as compared to cash flow provided by operating activities of $215,803 for the same prior period. The decrease in cash flow of ($413,975) used in operating activities was primarily due to a reduction in income to a net loss and the absence of the collection of a large non-recurring receivable in the prior period.

         Cash flow used in investing activities was ($4,538) for the six months ended December 31, 2010 as compared to cash flow used in investment activities of ($13,118) for the same prior period. The decrease in cash flow used in investing activies of ($8,580) was primarily due to the reduction of equipment purchases during the current period.

         Cash flow used in financing activities was ($1,382) for the six months ended December 31, 2010 as compared to ($21,712) for the same prior period. The decrease in cash flow of ($20,330) used in financing activities was primarily due to a reduction in payments made towards a note payable combined with the maturity of capital leases during the prior period.

         While we expect that our capital needs in the foreseeable future will be met by cash-on-hand and existing cash flow, there is no assurance that the Company will generate any or sufficient positive cash flows, or have sufficient capital, to finance its growth and business operations, or that such capital will be available on terms that are favorable to the Company or at all. The Company has recently been incurring operating losses and experiencing negative cash flow. In the current financial environment, it could become difficult for the Company to obtain business leases and other equipment financing. There is no assurance that we would be able to obtain additional working capital through the private placement of common stock or from any other source.

OFF-BALANCE SHEET ARRANGEMENTS

         None.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

         Not Applicable.


ITEM 4T. CONTROLS AND PROCEDURES.
---------------------------------

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

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2010 (under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities
Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2010.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate. After evaluating the Company's internal controls over financial reporting, the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer have concluded that the internal controls over financial reporting are effective as of December 31, 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

         There are no current legal proceedings as of this time.

         The Company may file additional collection actions and be involved in other litigation in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

         None.

ITEM 4. (REMOVED AND RESERVED)
------------------------------

         None.

ITEM 5. OTHER INFORMATION
-------------------------

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) Exhibits
  EXHIBIT NO.                                                  DESCRIPTION
  -----------            --------------------------------------------------------------------------------------------------
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

---------------------
         (1)      Incorporated by reference from the exhibits  included with the
                  Company's   prior   Report  on  Form  10-KSB  filed  with  the
                  Securities and Exchange Commission, dated March 31, 2002.

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

         (1) Form 8-K Report filed with the Securities and Exchange Commission on February 1, 2011 regarding appointment of William Edward Beifuss, Jr. as Chief Executive Officer and President.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 22, 2011                   WARP 9, INC.
                           -----------------------------------------------------
                                           (Registrant)

                           By: \s\William E. Beifuss
                           -----------------------------------------------------
                           William E. Beifuss,
                           Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: \s\Louie Ucciferri                                 Dated: February 22, 2011
---------------------------------------------------
Louie Ucciferri, Corporate Secretary,
Acting Chief Financial Officer
(Principal Financial / Accounting Officer)


By: \s\William E. Beifuss                              Dated: February 22, 2011
---------------------------------------------------
William E. Beifuss, Chief Executive Officer and
President (Principal Executive Officer)