Form 10-Q
period 2011-03-31
WARP 9, INC.
filed 2011-06-06
CIK 743758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period March 31, 2011
or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number:	0-13215

WARP 9, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA	30-0050402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 Hollister Avenue, Suite 120, Santa Barbara, CA 93117
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of May 31, 2011 the number of shares outstanding of the registrant’s class of common stock was 480,675,630.

PART I. - FINANCIAL INFORMATION

Item 1.                        CONSOLIDATED FINANCIAL STATEMENTS

WARP 9, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2011	June 30, 2010

ASSETS
CURRENT ASSETS
Cash	$546,913	$733,737
Accounts Receivable, net	170,215	121,494
Prepaid and Other Current Assets	23,176	11,888
Current Portion of Deferred Tax Asset	48,376	162,500
TOTAL CURRENT ASSETS	788,680	1,029,619

PROPERTY & EQUIPMENT, at cost
Furniture, Fixtures & Equipment	89,485	89,485
Computer Equipment	630,620	625,032
Computer Software	20,973	20,033
Leasehold Improvements	18,696	19,746
	759,774	754,296
Less accumulated depreciation	(674,467)	(654,435)
NET PROPERTY AND EQUIPMENT	85,307	99,861

OTHER ASSETS
Lease Deposit	8,244	16,449
Internet Domain, net	1,573	1,753
Long Term Deferred Tax Asset	2,008,848	1,874,539
TOTAL OTHER ASSETS	2,018,665	1,892,741

TOTAL ASSETS	$2,892,652	$3,022,221

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$24,329	$74,049
Credit Cards Payable	-	2,664
Accrued Expenses	60,343	61,600
Deferred Income	42,343	20,667
Deferred Operating Lease Liability	3,418	-
Note Payable, Other	39,839	37,082
Customer Deposit	33,298	34,198
TOTAL CURRENT LIABILITIES	203,570	230,260

LONG TERM LIABILITIES
Note payable, Other	-	2,778
TOTAL LONG TERM LIABILITIES	-	2,778

TOTAL LIABILITIES	203,570	233,038

SHAREHOLDERS' EQUITY
Common Stock, $0.001 Par Value;
495,000,000 Authorized Shares;
340,579,815 and 340,579,815 Shares Issued and Outstanding , respectively	340,579	340,579
Additional Paid In Capital	6,971,404	6,906,525
Accumulated Deficit	(4,622,901)	(4,457,921)
TOTAL SHAREHOLDERS' EQUITY	2,689,082	2,789,183

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,892,652	$3,022,221

The accompanying notes are an integral part of these consolidated financial statements

WARP 9, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

REVENUE	$228,281	$299,624	$728,004	$1,188,165

COST OF SERVICES	14,176	27,610	54,871	103,115

GROSS PROFIT	214,105	272,014	673,133	1,085,050

OPERATING EXPENSES
Selling, general and administrative expenses	220,428	332,012	795,897	979,738
Research and development	29,178	5,000	75,443	15,000
Stock option expense	63	2,126	265	7,565
Depreciation and amortization	6,762	7,387	20,212	21,750

TOTAL OPERATING EXPENSES	256,431	346,525	891,817	1,024,053

INCOME FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(42,326)	(74,511)	(218,684)	60,997

OTHER INCOME/(EXPENSE)
Interest income	6,087	9,654	24,236	27,163
Other income	7,500	218	15,000	16,537
Penalties	(98)	-	(98)	(453)
Interest expense	(1,403)	(1,669)	(3,415)	(5,786)

TOTAL OTHER INCOME	12,086	8,203	35,723	37,461

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR TAXES	(30,240)	(66,308)	(182,961)	98,458

PROVISION FOR INCOME (TAXES)/BENEFIT
Income tax (provision)/benefit	11,473	26,200	17,981	(40,521)

PROVISION FOR INCOME (TAXES)/BENEFIT	11,473	26,200	17,981	(40,521)

NET INCOME/(LOSS)	$(18,767)	$(40,108)	$(164,980)	$57,937

BASIC AND DILUTED EARNINGS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$0.00

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	340,579,815	340,579,815	340,579,815	340,579,815

The accompanying notes are an integral part of these consolidated financial statements

WARP 9, INC. AND SUBSIDIARY

CONSOLIDATEDSTATEMENTS OF SHAREHOLDERS' EQUITY

			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance, June 30, 2010	340,579,815	340,579	6,906,525	(4,457,921)	2,789,183

Contributed services (Unaudited)	-	-	64,614	-	64,614

Stock compensation expense (Unaudited)	-	-	265	-	265

Net loss for the nine months ended March 31, 2011 (Uuaudited)	-	-	-	(164,980)	(164,980)

Balance, March 31, 2011 (Unaudited)	340,579,815	$340,579	$6,971,404	$(4,622,901)	$2,689,082

The accompanying notes are an integral part of these consolidated financial statements

WARP 9, INC. AND SUBSIDIARY

CONSOLIDATEDSTATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(164,980)	$57,937
Adjustment to reconcile net income/(loss) to net cash
provided/(used) by operating activities
Depreciation and amortization	20,212	21,750
Bad debt expense	(48,165)	(39,228)
Cost of stock compensation recognized	265	7,565
Contributed services	64,614	-
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(556)	97,352
Prepaid and other assets	(11,288)	(7,734)
Deferred tax asset/(benefit)	(20,185)	41,952
Deferred operating lease liability	3,418	-
Deposits	8,205	(7,251)
Increase (Decrease) in:
Accounts payable	(52,384)	(28,207)
Accrued expenses	(1,257)	(26,643)
Deferred income	21,676	-
Other liabilities	(900)	(6,900)

NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES	(181,325)	110,593

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,478)	(13,118)

NET CASH USED IN INVESTING ACTIVITIES	(5,478)	(13,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable, other	(21)	(24,861)
Payments on capitalized leases	-	(6,713)

NET CASH USED IN FINANCING ACTIVITIES	(21)	(31,574)

NET INCREASE/(DECREASE) IN CASH	(186,824)	65,901

CASH, BEGINNING OF PERIOD	733,737	849,508

CASH, END OF PERIOD	$546,913	$915,409

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$432	$5,785
Taxes paid	$2,204	$1,928

The accompanying notes are an integral part of these consolidated financial statements

WARP 9, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
MARCH 31, 2011

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2010.

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

Accounts Receivable
The Company extends credit to its customers, who are located primarily in California. Accounts receivable are customer obligations due under normal trade terms. The Company performs  continuing credit  evaluations of its customers' financial condition. Management reviews accounts receivable on a regular  basis,  based on contracted  terms and how recently  payments have been  received  to  determine  if any  such  amounts  will  potentially  be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at March 31, 2011 and June 30, 2010 are $113,759 and $161,924, respectively.

Stock-Based Compensation
The Company addressed the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The transactions are accounted for using a fair-value-based method and recognized as expenses in our statement of income. There was no material impact on the Company’s financial statement of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended March 31, 2011, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2011 based on the grant date fair value estimated.   Stock-based compensation expense recognized in the statement of income for the three months ended March 31, 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the nine months ended March 31, 2011 and 2010 are $265 and $7,565 respectively.

Reclassification
Certain expenses for the period ended March 31, 2010 were reclassified to conform with the expenses for the period ended March 31, 2011.

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the three months ended March 31, 2011, and no pronouncements were adopted during the period.

WARP 9, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
MARCH 31, 2011

3.	CAPITAL STOCK

At March 31, 2011 and 2010, the Company’s authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

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

A summary of the Company’s stock option activity and related information follows:

	03/31/11
	Options	Weighted average exercise price
Outstanding -beginning of period	3,040,000	$0.01
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding - end of period	3,040,000	$0.01
Exercisable at the end of period	2,978,938	$0.01
Weighted average fair value of options granted during the year		$-

The Black Scholes option valuation model was developed for use in estimating the fair value of tradedoptions, which do not have vesting restrictions and are fully transferable. In addition, optionvaluation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not   necessarily provide a reliable single measure of the fair value of its employee stock options.

WARP 9, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
MARCH 31, 2011

4.	STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding issued under the plan as of March 31, 2011 was as follows:

		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.010	2,500,000	0.55
$0.080	50,000	0.76
$0.070	100,000	2.75
$0.010	250,000	3.57
$0.008	100,000	7.09
$0.010	40,000	7.33
	3,040,000

5.	SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On April 6, 2011, the Company received an investment of $84,057 in cash and issued 140,095,815 shares of common stock at a price of $0.0006 per share (pre-reverse split) with warrants attached to purchase 28,019,037 shares of common stock (post-reverse split). The board approved a one-for-five reverse split, and expects to record it with the Nevada Secretary of State on or about June 27, 2011. Therefore, the split is not yet legally binding and accordingly no impact of the reverse split has been incorporated into the financial statements. The warrants will be issued no later than 15 business days following the effected date for the one-for-five reverse stock split of its common stock, and will be exercisable for a period of five years from date of issuance at an exercise price of $0.003 per share.

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

(a)	volatility or decline of the Company's stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	failure to further commercialize its technology or to make sales;

(f)	reduction in demand for the Company's products and services;

(g)	rapid and significant changes in markets;

(h)	litigation with or legal claims and allegations by outside parties, reducing revenue and increasing costs;

(i)	insufficient revenues to cover operating costs;

(j)	failure of the re-licensing or other commercialization of the Roaming Messenger technology to produce revenues or profits;

(k)	aspects of the Company’s business are not proprietary and in general the Company is subject to inherent competition;

(l)	further dilution of existing shareholders' ownership in Company;

(m)	uncollectible accounts and the need to incur expenses to collect amounts owed to the Company;

(n)	the Company does not have an Audit Committee nor sufficient independent directors.

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

Research and development (“R&D”) efforts have been focused both on updating our flagship ICS e-commerce platform as well as developing new products and on updating our current products with new features. In the planning phase of our development efforts, we look to direct client feedback and feature requests; we study the e-commerce landscape to determine features that will provide our clients with a competitive advantage in producing greater and more effective selling; and we also examine features that will create a competitive advantage during our sales process to clients. Emerging and declining trends also play a role in how clients perceive what features should be provided by which vendors.  We are sometimes able to capitalize on these opportunities by bundling features for greater value and/or increased fees and revenue. Management believes that in order to compete successfully, it must dedicate a greater allocation of resources to research and development. Updating our platform, creating new products and revamping the current products must be part of the ongoing operational practice in order to compete successfully. There can be no assurance that management will be able to successfully devote the resources needed for this research and development and that it will be able to compete successfully.

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

Results of Operations for the Three Months and Nine Months Ended March 31, 2011 Compared to the Three Months and Nine Months Ended March 31, 2010

REVENUE

Total revenue for the three months ended March 31, 2011 decreased by ($71,343) to $228,281 compared to $299,624 for the same prior period.  For the nine months ended March 31, 2011, total revenue decreased by ($460,161) to $728,004 compared to $1,188,165 in the same prior period.  The overall decrease in revenue was the result of a decrease in recurring monthly fees caused by client terminations combined with a decrease in ICS Site Development fees for new clients and a decrease in professional services revenue  The client terminations were due to both i) the financial environment affecting the clients’ fiscal health and in turn, Warp 9’s revenue stream from those clients and ii) increased competition in the e-commerce software space and the perceived competitive nature of the ICS product-line.

COST OF REVENUE

The cost of revenue for the three months ended March 31, 2011 decreased by ($13,434) to $14,176 compared to $27,610 for the same prior period.  For the nine months ended March 31, 2011 the cost of revenue decreased ($48,244) to $54,871 compared to $103,115 in the same prior period.  The overall decrease was primarily due to the decrease in sales commissions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2011 decreased ($111,584) to $220,428 compared to $332,012 for the same prior period.  For the nine months ended March 31, 2011, SG&A expenses decreased by ($183,841) to $795,897 compared to $979,738 in the same prior period.  The overall decrease in SG&A expenses was primarily due to a decrease in staffing and legal fees off-set by an increase in outside service expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended March 31, 2011 increased $24,178  to $29,178 as compared to $5,000 for the same prior period.  For the nine months ended March 31, 2011, the research and development expenses increased $60,443 to $75,443 as compared to $15,000 for the same prior period.  The overall increase was due to increased staffing expense associated with research and development to update our e-commerce platform and new products and features.

NET INCOME/(LOSS)

The consolidated net loss for the three months ended March 31, 2011 was ($18,767) compared to the consolidated net loss of ($40,108) for the same prior period.  For the nine months ended March 31, 2011, the consolidated net loss was ($164,980) compared to the consolidated net income of $57,937 for the same prior period.  The consolidated net loss is mainly attributable to a reduction in gross revenue, an increase in research and development expense, partially offset by a decrease in a provision for income tax.

LIQUIDITY AND CAPITAL RESOURCES

The Company had net working capital (i.e. the difference between current assets and current liabilities) of $679,961 at March 31, 2011 as compared to a net working capital of $799,359 at June 30, 2010.  The decrease in net working capital at March 31, 2011 was caused by a reduction in revenue and net income during the nine months ended March 31, 2011.

Cash flow used in operating activities was ($181,325) for the nine months ended March 31, 2011 as compared to cash flow provided by operating activities of $110,593 for the same prior period. The decrease in cash flow of ($291,918) used in operating activities was primarily due to a reduction in income and the absence of the collection of a large non-recurring receivable in the prior period.

Cash flow used in investing activities was ($5,478) for the nine months ended March 31, 2011 as compared to cash flow used in investment activities of ($13,118) for the same prior period.  The decrease in cash flow used in investing activities of ($7,640) was primarily due to the reduction of equipment purchases during the current period.

Cash flow used in financing activities was ($21) for the nine months ended March 31, 2011 as compared to ($31,574) for the same prior period.  The decrease in cash flow of ($31,553) used in financing activities was primarily due to a reduction in payments made towards a note payable combined with the maturity of capital leases during the prior period.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4T.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by Warp 9 in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. The Company’s Chairman, Chief Executive Officer, and Acting Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

Management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011 (under the supervision and with the participation of the Company’s Chairman, Chief Executive Officer, and Acting Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.   Based on this evaluation, the Company’s Chairman, Chief Executive Officer, and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2011.

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.  After evaluating the Company’s internal controls over financial reporting, the Company’s Chairman, Chief Executive Officer, and Acting Chief Financial Officer have concluded that the internal controls over financial reporting are effective as of March 31, 2011.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

There are no current legal proceedings as of this time.

The Company may file additional collection actions and be involved in other litigation in the future.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 6, 2011, Warp 9, Inc., a Nevada corporation (“Warp 9” or the “Company”) and Wings Fund, Inc., a Nevada corporation (“WFI”), entered into and closed a Stock Purchase Agreement (the “Agreement”), pursuant to which WFI purchased from the Company 140,095,815 units (the “Units”) of Warp 9’s securities at a purchase price of $0.0006 per Unit (pre-reverse split).  Each Unit consists of one share of Warp 9’s common stock and one five-year warrant to purchase one share of Warp 9’s common stock at an exercise price of $0.0006 per share (pre-reverse split) (the “Warrant”).  The sale to WFI was made as a private placement exempt from registration with the Securities and Exchange Commission pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.  The net proceeds of $84,057.49 was used by the Company for general working capital purposes.

Pursuant to the Agreement, Warp 9 has also agreed to, among other things, effect a one-for-five reverse stock split of its outstanding common stock.  Warp 9 will issue the Warrant to WFI after the one-for-five reverse stock split of Warp 9’s outstanding common stock has been effected and recorded.  The holders of a majority of the outstanding voting common stock of Warp 9 have approved the one-for-five reverse stock-split of Warp 9’s common stock.  Warp 9 has filed its Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission and expects to mail it to its shareholders on June 7, 2011, with a record date of June 7, 2011.  The reverse stock split is expected to be recorded with the Nevada Secretary of State on or about June 27, 2011.

Item  3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item  4.  (REMOVED AND RESERVED)

None.

Item  5.  OTHER INFORMATION

On February 1, 2011 the Company appointed William E. Beifuss, Jr. as Chief Executive Officer and President.

 The holders of a majority of the outstanding voting shares of the Company and the Company’s Board of Directors have approved a one-for-five reverse stock split of the Company’s issued and outstanding common stock.  The Company is mailing its Information Statement on Schedule 14C describing the reverse stock split to its shareholders on or about June 7, 2011, which is the record date.  The Company expects to record the reverse split with the Nevada Secretary of State on or about June 27, 2011.

Item  6.  EXHIBITS

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification
31.2	Section 302 Certificcation
32.1	Section 906 Certification
32.2	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 6, 2011	WARP 9, INC.
(Registrant)

By: \s\William E. Beifuss
William E. Beifuss, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: \s\Louie Ucciferri	Dated: June 6, 2011
Louie Ucciferri, Corporate Secretary, Acting Chief Financial Officer (Principal Financial / Accounting Officer)

By: \s\William E. Beifuss	Dated: June 6, 2011
William E. Beifuss, Chief Executive Officer and President (Principal Executive Officer)