Form 10-K
period 2011-06-30
WARP 9, INC.
filed 2011-09-27
CIK 743758

FORM 10-K

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes |_| No |X|

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
Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $250,996 as of June 30, 2011.

There were 96,135,126 shares outstanding of the registrant's Common Stock as of September 23, 2011.

TABLE OF CONTENTS

PART 1
ITEM 1	Business	2
ITEM 2	Properties	8
ITEM 3	Legal Proceedings	8
ITEM 4	Removed and Reserved	8
PART II
ITEM 5	Market for Common Equity and Related Stockholder Matters	5
ITEM 6	Selected Financial Data	9
ITEM 7	Management’s Discussion and Analysis or Plan of Operation	9
ITEM 8	Financial Statements and Supplementary Data	14
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
ITEM 9A(T)	Controls and Procedures	28
ITEM 9B	Other Information	29
PART III
ITEM 10	Directors, Executive Officers, and Corporate Governance	30
ITEM 11	Executive Compensation	32
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	36
ITEM 14	Principal Accounting Fees and Services	36
ITEM 15	Exhibits, Financial Statement Schedules	37
SIGNATURES		38

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

While the Warp 9 Internet Commerce System (“ICS”) is our flagship and highest revenue product, we have developed and deployed new products based on a proprietary virtual publishing technology. These new products allow for the creation of interactive web versions of paper catalogs and magazines where users can flip through pages with a mouse and click on products or advertisements. These magazines or catalogs have built-in integration for e-commerce transactions through our ICS product and other transaction based activities. Accordingly, when shoppers click on a product, they are taken to the e-commerce product page where they can add that product to their shopping cart for purchasing. Clients utilizing this technology have discovered when exposing consumers to the virtual catalogs, a higher average order size and significant increase in rate of conversion result. We have sold this solution on a limited basis while we continue to refine the product and technology.  We believe there could be many markets for our virtual catalog and magazine technology and we expect to test market these new products in the future.

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

Growth of e-Commerce

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

Warp 9 E-mail Marketing System (Warp 9 EMS)

Warp 9 EMS is a web-based e-mail campaign and list management system designed for high performance and reliability. EMS's sophisticated technology allow our clients to send targeted e-mail campaigns that help grow, retain and maximize the lifetime value of their customers. Through content personalization and list segmentation, campaign efforts result in higher response rates, higher conversion rates and improved customer loyalty. E-mail marketing systems, such as Warp 9 EMS, enable unprecedented response times that are not achievable through traditional forms of direct marketing. ICS customers can also purchase EMS to complement their online e-commerce strategy.

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

Professional Services

Our customers are not technology companies and have varying internal expertise in the areas of e-commerce, online marketing and web technologies. To provide a complete solution to our customers, we also offer professional services to help our customers maximize the use of our technology or other online e-commerce technologies.  Professional services include but not limited to e-commerce web page template development, e-mail campaign content creation, custom system configuration, graphic design, management of online marketing programs, and integration to backend business systems.

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

Strategic Marketing Services

We offer a wide range of strategic marketing services designed to increase customer acquisition, retention and lifetime value. Through a combination of web analytics, analytic-based statistical testing and optimization, our team of strategic marketing consultants develop, deliver and manage programs such as paid search advertising, search engine optimization, affiliate marketing, store optimization and e-mail optimization for our clients. We believe our ability to capture and analyze integrated traffic and commerce data enhances the value of our strategic marketing services as we can precisely determine the effectiveness of specific marketing activities, website changes, and other actions taken by our clients.  We are also working on providing this beneficial sales data in real-time and in a more customizable format.

Revenue Model

We charge our customers a recurring monthly fee, based on term contracts, to use the Warp 9 ICS product under a Software-as-a-Service (“SaaS”) model.  Unlike traditional software companies that sell software on a perpetual license where quarterly and annual revenues are very difficult to predict, our SaaS model spreads the collection of contracts over several quarters or years and makes our revenues more predictable for a longer period of time.

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

We currently market our e-commerce solutions directly to clients and prospective clients.  We focus our efforts on generating awareness of the Warp 9 brand and capabilities and establishing our position as a competitor in the e-commerce space.

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

Competition

The market for e-commerce solutions is highly competitive, especially as it reaches maturity. We compete with e-commerce solutions that our customers develop themselves or contract with third parties to develop. We also compete with other outsourced e-commerce providers. The competition we encounter includes:

•	In-house development of e-commerce capabilities using tools or applications from companies such as Art Technology Group, Broadvision, and IBM;

•	E-Commerce capabilities custom-developed by companies such as IBM Global Services, and Accenture, Inc.;

•	Other providers of outsourced e-commerce solutions, such as WebLinc, Volusion, UniteU, MarketLive, etc.;

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

Employees

As of September 26, 2011, we had seven full time employees, three of whom are employed in administrative positions, one in a sales and marketing position, and three technical employees employed in research, development, and technical product maintenance positions.

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

Trademarks

We have registered trademarks for Roaming Messenger® and Warp 9®.

ITEM 2. PROPERTIES

The Company currently leases approximately 5,251 square feet of office space at 6500 Hollister Avenue, Suite 120, Santa Barbara, California 93117 for approximately $7,854 per month, pursuant to a five year lease agreement with rent commencing on May 25, 2010. In addition, the Company is responsible for its pro-rata share of Common Area Maintenance fees.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time are considered to be material to the Company’s business or financial condition.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the OTC Bulletin Board Market under the symbol “WNYN.” The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

Year Ended June 30, 2011	High	Low

First Quarter ended September 30, 2010	$0.0175	$0.0125
Second Quarter ended December 31, 2010	$0.019	$0.011
Third Quarter ended March 31, 2011	$0.015	$0.009
Fourth Quarter ended June 30, 2011	$0.008	$0.005

Year Ended June 30, 2010	High	Low

First Quarter ended September 30, 2009	$0.0096	$0.005
Second Quarter ended December 31, 2009	$0.01	$0.006
Third Quarter ended March 31, 2010	$0.0085	$0.005
Fourth Quarter ended June 30, 2010	$0.006	$0.003

___________________________

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

As of June 30, 2011, there were approximately 354 record holders of the Company's common stock, not including shares held in “street name” in brokerage accounts which are unknown.  As of June 30, 2011, there were 96,135,126 shares of common stock outstanding on record.

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Warrants

During the fiscal year ended June 30, 2011, the Company issued warrants to purchase 28,019,163 shares of the Company's common stock at an exercise price of $0.003 exercisable for a period of five years from the date of issuance

Equity Compensation Plan Information

Effective July 10, 2003, the Company adopted the Warp 9, Inc. 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the “Plan”) authorizing the issuance of up to 5,000,000 shares of the Company’s common stock pursuant to the grant and exercise of up to 5,000,000 stock options.  The Plan has been approved by the holders of the outstanding shares of the Company.  The following table sets forth certain information regarding the Plan as of June 30, 2011:

	Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	608,000	$0.05	3,837,000

ITEM 6. SELECTED FINANCIAL DATA.

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Cautionary Statements

This Form 10-K contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about Warp 9 Inc.’s (“Warp 9” or the “Company”) financial condition, results of operations and business.  These statements include, among others:

•	statements concerning the potential for benefits that Warp 9, Inc. (“W9” or the “Company”) may experience from its business activities and certain transactions it contemplates or has completed; and

•
statements of W9’s expectations, future plans and strategies, anticipated developments and other matters that are not historical facts.  These statements may be made expressly in this Form 10-K.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-K.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

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

(l)	further dilution of existing shareholders’ ownership in Company; and

(m)	uncollectible accounts and the need to incur expenses to collect amounts owed to the Company.

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company may not be able to obtain customers for its products or services, the Company’s products and services may become obsolete, government regulation may hinder the Company’s business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, the exercise of outstanding warrants and stock options, and other risks inherent in the Company’s businesses.

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

Current Overview

Warp 9 is a provider of e-commerce software platforms and services for the retail and catalog industries. Our suite of software platforms are designed to help multi-channel retailers maximize the Internet channel by applying our technologies for e-commerce, online catalogs, e-mail marketing campaigns, and interactive visual merchandising. Offered as an outsourced and fully managed Software-as-a-Service (“SaaS”) model, our products allow customers to focus on their core business, rather than technical implementations and software and hardware architecture, design, and maintenance.  We also offer professional services to our clients which include online catalog design, merchandizing and optimization, order management, e-mail marketing campaign development, integration to third party payment processing and fulfillment systems, analytics, custom reporting and strategic consultation.

Our products and services allow our clients to lower costs and focus on promoting and marketing their brand, product line and website while leveraging the investments we have made in technology and infrastructure to operate a dynamic e-commerce operation.

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

The Warp 9 Internet Commerce System (“ICS”) is our flagship and highest revenue product.  We have also developed and deployed new products based on a proprietary virtual publishing technology.  These new products allow for the creation of interactive web versions of paper catalogs (“VCS”) and magazines (“VMS”) where users can flip through pages with a mouse and click on products or advertisements. These magazines or catalogs have built-in integration for e-commerce transactions through our ICS product and other transaction based activities. Clients utilizing this technology have discovered when exposing consumers to virtual catalogs, a higher average order size and significant increase in rate of conversion result. We have sold this solution on a limited basis while we continue to refine the product and technology. We believe there could be many markets for our virtual catalog and magazine technology and we expect to test market these new products in the future.

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

A significant portion of the Company’s revenues are from the ICS product. During the fiscal year ending June 30, 2011, the ICS product accounted for 74% of gross revenue.  The monthly recurring fee for Warp 9 ICS is generally variable with the growth of a client’s online revenues.  Therefore, when our customers sell more online, our revenues and profit margin increase without dramatic increase in costs. During the fiscal year ending June 30, 2011, the professional services accounted for 8% of gross revenue.

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

Results of Operations for the Year Ended June 30, 2011 as Compared to the Year Ended June 30, 2010

REVENUE

Total revenue for the twelve month period ended June 30, 2011 decreased by $487,816 to $936,639 compared to $1,424,455 in the prior year, a decrease of 34%.  The difference is primarily due to a decrease in recurring ICS fees and professional services associated with site development fees, online marketing and other services. The decrease in revenue was primarily driven by a reduction in the number of clients due to the effects of the continued economic downturn and a decrease in client budgets for e-commerce services.

COST OF REVENUE

The cost of revenue for the twelve month period ended June 30, 2011 decreased by $55,944 or approximately 43% to $75,563, compared to $131,507 for the twelve month period ended June 30, 2010.  The decrease in the cost of revenue was primarily due to a decrease in sales commissions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (“SG&A”) expenses for the twelve months ended June 30, 2011 decreased by $425,026, or approximately 27% to $1,145,770, compared to $1,570,796 for the twelve month period ended June 30, 2010.  The decrease in SG&A expenses was primarily due to a decrease in rent and bad debt write-off expenses, in addition to a decrease in salary expenses, partially offset by the cost of using outside contractors.

RESEARCH AND DEVELOPMENT

Research and development expenses for the twelve months ended June 30, 2011 increased by $90,978, or approximately 496% to $109,311, compared to $18,333 for the twelve months ended June 30, 2010.  The increase was due to a focus on developing additional services for our customers.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the twelve months ended June 30, 2011 decreased $5,858, or approximately 18% to $26,936, compared to $32,794 for the twelve months ended June 30, 2010.  The decrease was due to many of the Company’s fixed assets becoming fully depreciated as of June 30, 2011, resulting in no current year depreciation expense being recognized for those assets.  This decrease was partially offset by depreciation of new fixed assets acquired during the current year.

OTHER INCOME AND EXPENSE

Total other expenses for the twelve months ended June 30, 2011 increased $1,839,440, or approximately 1174% to $1,996,113, compared to a negative expense (tax benefit) of $156,673 for the twelve months ended June 30, 2010.  The decrease was primarily due to a valuation allowance recorded against deferred tax assets, in the amount of $2,039,208.  For further discussion on this valuation allowance see Footnote 4 of the Notes to Consolidated Financial Statements.

NET INCOME / (LOSS)

For the twelve months ended June 30, 2011, Warp 9’s consolidated net loss was $2,417,351, compared to a consolidated net loss of $181,518 for the twelve months ended June 30, 2010.  This increase in net loss is primarily due to the decrease in the number of clients utilizing ICS, combined with the recognition of a valuation allowance recorded against deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2011 the Company had a cash balance of $575,398 compared to $733,737 as of June 30, 2010.  Warp 9 had net working capital (i.e. the difference between current assets and current liabilities) of $403,167 as of June 30, 2011, compared to a net working capital of $799,359 at June 30, 2010.

Cash flow used by operating activities was $231,763 for the year ended June 30, 2011, compared to $20,432 provided for the year ended June 30, 2010. Cash flow was negative during the year due to a decrease in revenues and the recording of a valuation allowance against the deferred tax assets.

Cash flow provided by investing activities was $7,650 for the year ended June 30, 2011, compared to $94,496 used for the year ended June 30, 2010, primarily as a result of the recording of a valuation allowance against the deferred tax assets.

Cash flow provided by financing activities was $81,074 for the year ended June 30, 2011, compared to $41,707 used for the year ended June 30, 2010.  The increase is primarily due to an investment by Wings Fund, Inc. into the Company.

For the twelve months ended June 30, 2011, the Company’s capital needs have primarily been met from cash balances on hand.

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

WARP 9, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Warp 9, Inc.
Goleta, California

We have audited the accompanying consolidated balance sheets of Warp 9, Inc. and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warp 9, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
September 27, 2011

WARP 9, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	June 30, 2010

ASSETS
CURRENT ASSETS
Cash	$575,398	$733,737
Accounts Receivable, net	68,269	121,494
Prepaid and Other Current Assets	25,388	11,888
Current Portion of Deferred Tax Asset	-	162,500
TOTAL CURRENT ASSETS	669,055	1,029,619

PROPERTY & EQUIPMENT, at cost
Furniture, Fixtures & Equipment	89,485	89,485
Computer Equipment	632,793	625,032
Computer Software	20,972	20,033
Leasehold Improvements	18,696	19,746
	761,946	754,296
Less accumulated depreciation	(681,131)	(654,435)
NET PROPERTY AND EQUIPMENT	80,815	99,861

OTHER ASSETS
Lease Deposit	8,244	16,449
Internet Domain, net	1,513	1,753
Licensing fees	29,000	-
Long Term Deferred Tax Asset	-	1,874,539
TOTAL OTHER ASSETS	38,757	1,892,741

TOTAL ASSETS	$788,627	$3,022,221

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$71,248	$74,049
Credit Cards Payable	-	2,664
Accrued Expenses	92,845	61,600
Deferred Income	32,010	20,667
Deferred Operating Lease Liability	4,045	-
Note Payable, Other	37,867	37,082
Customer Deposit	27,873	34,198
TOTAL CURRENT LIABILITIES	265,888	230,260

LONG TERM LIABILITIES
Note payable, Other	1,971	2,778
TOTAL LONG TERM LIABILITIES	1,971	2,778

TOTAL LIABILITIES	267,859	233,038

SHAREHOLDERS' EQUITY
Preferred Stock, $0.001 Par Value;
5,000,000 Authorized Shares; no shares issued and outstanding	-	-
Common Stock, $0.001 Par Value;
495,000,000 Authorized Shares;
96,135,126 and 68,115,963 Shares Issued and Outstanding , respectively	96,135	68,116
Additional Paid In Capital	7,299,905	7,178,988
Accumulated Deficit	(6,875,272)	(4,457,921)
TOTAL SHAREHOLDERS' EQUITY	520,768	2,789,183

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$788,627	$3,022,221

The accompanying notes are an integral part of these consolidated financial statements

WARP 9, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	June 30, 2011	June 30, 2010

REVENUE	$936,639	$1,424,454

COST OF SERVICES	75,563	131,507

GROSS PROFIT	861,076	1,292,947

OPERATING EXPENSES
Selling, general and administrative expenses	1,145,770	1,570,797
Research and development	109,311	18,333
Stock option expense	297	9,214
Depreciation and amortization	26,936	32,794

TOTAL OPERATING EXPENSES	1,282,314	1,631,138

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)		(338,191)

OTHER INCOME/(EXPENSE)
Interest income	22,874	37,414
Other income	23,862	17,515
Interest expense	(3,641)	(7,232)

TOTAL OTHER INCOME (EXPENSE)	43,095	47,697

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(378,143)	(290,494)

PROVISION FOR INCOME (TAXES)/BENEFIT
Income taxes paid	(2,204)	(169)
Income tax (provision)/benefit	(2,037,004)	109,145

PROVISION FOR INCOME (TAXES)/BENEFIT	(2,039,208)	108,976

NET LOSS	(2,417,351)	(181,518)

BASIC AND DILUTED EARNINGS PER SHARE	$(0.03)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	74,640,974	68,115,963

The accompanying notes are an integral part of these consolidated financial statements

WARP 9, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, June 30, 2009	-	$-	68,115,963	$68,116	$7,169,774	$(4,276,403)	$2,961,487

Stock option expense	-	-	-	-	9,214	-	9,214

Net Income	-	-	-	-	-	(181,518)	(181,518)
Balance, June 30, 2010	-	-	68,115,963	68,116	7,178,988	(4,457,921)	2,789,183

Common stock issued for cash	-	-	28,019,163	28,019	56,038	-	84,057

Contributed services	-	-	-	-	64,614	-	64,614

Stock compensation expense	-	-	-	-	297	-	297

Stock issuance cost	-	-	-	-	(32)	-	(32)

Net income	-	-	-	-	-	(2,417,351)	(2,417,351)

Balance, June 30, 2011	-	$-	96,135,126	$96,135	$7,299,905	$(6,875,272)	$520,768

The accompanying notes are an integral part of these consolidated financial statements

WARP 9, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,417,351)	$(181,518)
Adjustment to reconcile net loss to net cash
provided/(used) by operating activities
Depreciation and amortization	26,936	32,794
Gain on sale of investment	-	-
Bad debt expense	(150,516)	10,839
Cost of stock compensation recognized	297	9,214
Contributed services	64,614	-
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	203,741	192,335
Prepaid and other assets	(13,500)	(84)
Deferred tax asset	2,037,039	(109,145)
Restricted cash	-	93,000
Other assets	(20,795)	(13,729)
Increase (Decrease) in:
Accounts payable	(5,465)	5,886
Accrued expenses	34,174	(25,594)
Deferred income	11,343	20,667
Other liabilities	(2,280)	(14,233)

NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES	(231,763)	20,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,650)	(94,496)

NET CASH USED IN INVESTING ACTIVITIES	(7,650)	(94,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	(2,951)	(33,569)
Payments on capitalized leases	-	(8,138)
Proceeds from issuance of common stock, net of cost	84,025	-

NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES	81,074	(41,707)

NET DECREASE IN CASH	(158,339)	(115,771)

CASH, BEGINNING OF YEAR	733,737	849,508

CASH, END OF YEAR	$575,398	$733,737

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,641	$7,232
Taxes paid	$2,400	$1,600

The accompanying notes are an integral part of these consolidated financial statements

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

1.	ORGANIZATION AND LINE OF BUSINESS

Organization
Warp 9, Inc. (the "Company") is a Nevada corporation formerly known as Roaming Messenger, Inc.,  formerly known as Latinocare Management Corporation ("LMC"). On August 24, 2006, the Company’s board of directors and majority of shareholders voted to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc. to reflect a new strategic plan of focusing primarily on the business of the Company’s wholly owned subsidiary, Warp 9, Inc. (a Delaware tcorporation). The Company, based in Goleta, California, began operations October 1, 1999.  The Company is a provider of fully hosted web based e-commerce software products.

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

Accounts receivable
The Company extends credit to its customers, who are located primarily in California.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balance of the allowance account at June 30, 2011 and 2010 are $11,408 and $161,924 respectively.

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

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition (Continued)
Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved.   The deferred revenue as of June 30, 2011 and 2010 was $32,010 and $20,667, respectively.

For the fiscal year ended, June 30, 2011, monthly fee from web products and associated service fees account for 77% of the Company’s total revenues, professional services account for 8% and the remaining 15% of total revenues are from resale of third party products and services.

For the fiscal year ended, June 30, 2010, monthly fee from web products and associated service fees account for 66% of the Company’s total revenues, professional services account for 24% and the remaining 10% of total revenues are from resale of third party products and services

Return policy
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

Research and Development
Research and development costs are expensed as incurred.  Total research and development costs were $109,311 and $18,333 for the years ended June 30, 2011 and 2010, respectively.

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $4,505 and $21,284 for the years ended June 30, 2011 and 2010, respectively.

Fair value of financial instruments
The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of June 30, 2011 and 2010, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Property and Equipment
Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses are $26,936 and $32,794 for the years ended June 30, 2011 and 2010 respectively.

Concentrations of Business and Credit Risk
The Company operates in a single industry segment.  The Company markets its services to companies and individuals in many industries and geographic locations.  The Company’s operations are subject to rapid technological advancement and intense competition in the telecommunications industry.

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the year ended June 30, 2011, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2011 based on the grant date fair value estimated.   Stock-based compensation expense recognized in the statement of income for the year ended June 30, 2011 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the year ended June 30, 2011 and 2010 are $297 and $9,214 respectively.

Earnings Per Share
Earnings per Share require the Company to calculate earnings per share based on basic and diluted earnings per share, as defined. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options and warrants to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company were not reflected in diluted earnings per share, because under the provision of the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The Company’s average market price for common stock was less than the exercise price of all outstanding stock options and warrants.

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

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the three months ended June 30, 2011, and no pronouncements were adopted during the period.

3.      NOTES PAYABLE

At June 30, 2007, the Company reclassified an accounts payable account to a vendor in the amount of $154,429 to a note payable. The monthly payment on the note is $3,342 per month and bears annual interest at the rate of 10% per annum. At June 30, 2011 and 2010, the outstanding principal balance was $39,838 and $39,860 respectively. The following is a schedule of payments due for the next five years.

Year Ending June 30,
2011	$37,867
2012	$1,971

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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

The provision (benefit) for income taxes for the year ended June 30, 2011 and 2010 consist of the following:

	2011	2010
Federal:
Current	$-	$-
Deferred	1,777,771	(95,152)

State:
Current	-	169
Deferred	261,437	(13,993)
	$2,039,208	$(108,976)

Net deferred tax assets consist of the following components as of June 30, 2011 and 2010:

	2011	2010
Deferred Tax Assets:
NOL Carryforward	$2,021,500	$1,857,684
Depreciation	1,500	16,854
R&D Carryforward	95,000	94,851
Capital Loss Carryforward	30,500	-
Accrued Vacation Payable	12,000	4,500
Allowance for Doubtful Accounts	4,500	63,150

Deferred Tax Liabilities:	-	-

Valuation Allowance	(2,165,000)	-
Net Deferred Tax Asset	$-	$2,037,039

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended June 30, 2011 and 2010 due to the following:

	2011	2010
Book Income	$(147,500)	$(113,293)
State Income Taxes	-	169
Nondeductible expenses	500	4,148
Related Party Accruals	7,500	(6,894)
Allowance for Bad Debt	(58,500)	4,227
Depreciation	(4,500)	3,151
Deductible loss on disposal	-	(11,965)
Contributed Services	25,000	-
NOL Carryover	-	120,626
Valuation Allowance	177,500	-
Income Tax Expense	$-	$169

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

5.      INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at June 30, 2011 and 2010, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended June 30, 2011 and 2010, the Company did not recognize interest and penalties.

6.      CAPITAL STOCK

On June 29, 2011, the Company authorized a one-for-five (1:5) reverse split. All share amounts have been retroactively restated reflecting this reverse split.

At June 30, 2010, the Company’s authorized stock consisted of 495,000,000 shares of common stock, par value $0.001 per share.  The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. During the year ended June 30, 2011, the Company issued 28,019,163 shares of common stock with warrants attached at a price of $0.003 per share for cash of $84,057.

7.      STOCK OPTIONS AND WARRANTS

On July 10, 2003, the Company adopted the Warp 9, Inc. Stock Option Plan for Directors, Executive Officers, and Employees of and Key Consultants to the Company.  This Plan, may issue 5,000,000 shares of common stock.   Options granted under the Plan could be either Incentive Options or Nonqualified Options, and are administered by the Company’s Board of Directors.  Each option may be exercisable in full or in installment and at such time as designated by the Board.  Notwithstanding any other provision of the Plan or of any Option agreement, each option are to expire on the date specified in the Option agreement, which date are to be no later than the tenth anniversary of the date on which the Option was granted (fifth anniversary in the case of an Incentive Option granted to a greater-than-10% stockholder).  The purchase price per share of the Common Stock under each Incentive Option is to be no less than the Fair Market Value of the Common Stock on the date the option was granted (110% of the Fair Market Value in the case of a greater-than-10% stockholder). The purchase price per share of the Common Stock under each Nonqualified Option were to be specified by the Board at the time the Option was granted, and could be less than, equal to or greater than the Fair Market Value of the shares of Common Stock on the date such Nonqualified Option was granted, but were to be no less than the par value of shares of Common Stock.  The plan provided specific language as to the termination of options granted hereunder.

The Company used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock. The fair value of options granted during the year ended June 30, 2010, was determined using the Black Scholes method with the following assumptions:

Year Ended
6/30/2010
Risk free interest rate	3.01% - 5.07%
Stock volatility factor	0.31 -186.29
Weighted average expected option life	4 years
Expected dividend yield	none

No options were granted during the year ended June 30, 2011.

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

7.      STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

	Year ended June 30, 2011		Year ended June 30, 2010
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of year	648,000	$0.05	2,480,000	$0.10
Granted	-	-	68,000	0.05
Exercised	-	-	-	-
Forfeited	(40,000)	0.05	(1,900,000)	0.05
Outstanding - end of year	608,000	$0.06	648,000	$0.05
Exercisable at the end of year	596,913	$0.06	625,141	$0.05
Weighted average fair value of
options granted during the year		$-		$-

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

The weighted average remaining contractual life of options outstanding issued under the plan as of
June 30, 2011 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.05	500,000	0.30
$0.40	10,000	0.51
$0.35	20,000	2.50
$0.05	50,000	3.32
$0.04	20,000	6.84
$0.07	8,000	7.08
	608,000

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

7.      STOCK OPTIONS AND WARRANTS (Continued)

Warrants
During the years ended June 30, 2011 and 2010, the Company issued no warrants for services. A summary of the Company’s warrant activity and related information follows:

	Year End		Year End
	June 30, 2011		June 30, 2010
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of year	1,900,000	$0.550	1,903,000	0.55
Granted	28,019,163	0.003	-	-
Exercised	-	-	-	-
Forfeited	(1,900,000)	(0.055)	(3,000)	(1.00)
Outstanding - end of year	28,019,163	$0.003	1,900,000	$0.55

The weighted average remaining contractual life of warrants outstanding as of June 30, 2011 was as follows:

Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.003	28,019,163	4.77

8.      CONCENTRATIONS

For the year ended June 30, 2011, the Company had four customers who represented approximately 62% of total revenue.  For the year ended June 30, 2010, the Company had two customers who represented approximately 35% of total revenue.

At June 30, 2011 and 2010, accounts receivable from four customers represented approximately 90% and 69% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

The Company has a concentration of credit risk for cash by maintaining deposits with banks, which at the time may exceed insured amounts.  At June 30, 2011 and 2010, the Company had bank balances exceeding the amount insured by the U.S. Federal Deposit Insurance Corporation (FDIC).

9.      COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company moved to a new facility and signed a new operating lease for five years as of May 1, 2010. The monthly lease payments per month are $7,614. The following is a schedule, by years, of future minimum rental payments required under the operating leases for the facility.  The lease of the facility expires in 2015.  The following is a schedule of minimum lease payments for the next four years.

Years Ending June 30,	Rent Payment
2012	$91,368
2013	$91,368
2014	$91,368
2015	$76,140

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

9.      COMMITMENTS AND CONTINGENCIES (Continued)

Total lease expense for the years ended June 30, 2011 and 2010 was $152,066 and $252,885, respectively.  The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

Restricted Cash
The Company previously had restricted cash in the amount of $93,000, to be used as collateral for a standby letter of credit in favor of the landlord as part of the Company’s lease agreement for its previous office space at 50 Castilian Dr. Santa Barbara, CA 93117.  This restricted cash was used by the landlord during the year ended June 30, 2010.

Legal Matters
The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

10.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined there are no subsequent events to be reported.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

As of June 30, 2011, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2011.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  All internal control systems, no matter how well designed, have inherent limitations.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”  Based on this assessment, management believes that, as of June 30, 2011, our internal control over financial reporting was effective based on those criteria. There have been no changes in internal control over financial reporting since June 30, 2011, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2011 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists the executive officers and directors of the Company as of June 30, 2011:

Name	Age	Position

William E. Beifuss	67	Chief Executive Officer, President, Interim Chief Financial Officer, Corporate Secretary, and Chairman of the Board of Directors

John C. Beifuss	42	Director

William E. Beifuss, Jr., age 67, became an independent director of the Company on November 18, 2008 and became Chairman of the Board on December 11, 2008.  On June 8, 2010 Mr. Beifuss accepted the position of President and Chief Executive Officer of the Company and on June 30, 2011, he accepted the positions of interim Chief Financial Officer and Corporate Secretary of the Company.  Mr. Beifuss is a business executive and currently serves as Chief Executive Officer of Cumorah Capital, Inc., a private investment company.  From April 1992 to January 2006, Mr. Beifuss was Chief Executive Officer of Coeur D’Alene French Baking Company.  He served as a unit committee chairman of Boy Scouts of America.  Mr. Beifuss is the father of John C. Beifuss.

Mr. Beifuss’ qualifications:
●
Leadership experience – Mr. Beifuss has been our chairman since November 2008, our President and Chief Executive Officer since December 2008 and our interim Chief Financial Officer and Corporate Secretary since June 30, 2011.  He also currently serves as the Chief Executive Officer of Cumorah Capital, Inc., a private investment company.

●	Finance experience – Mr. Beifuss currently serves as Chief Executive Officer of Cumorah Capital, Inc. and has been supervising the financial management of Warp 9 since July 1, 2011.
●	Industry experience – Warp9 is the first e-commerce software platform and services provider managed by Mr. Beifuss.

John C. Beifuss, age 42, became an independent director of the Company on November 18, 2008.  Mr. Beifuss is a business executive and has served as Chief Executive Officer of Tri-County Auto Dismantlers since April 1992.  Mr. Beifuss is the son of William E. Beifuss, Jr.

Mr. Beifuss’s qualifications:
●	Leadership experience – Mr. Beifuss is currently the Chief Executive Officer of Tri-County Auto Dismantlers.
●	Industry experience - Warp9 is the first e-commerce software platform and services provider in which Mr. Beifuss has participated as a director.

No director is required to make any specific amount or percentage of his business time available to us.  Our officer intends to devote such amount of his time to our affairs as is required or deemed appropriate by us.

Limitation of Liability and Indemnification of Officers and Directors

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

Report of the Audit Committee

In February 2006, the sole member of the Company’s Audit Committee resigned from the Board of Directors for personal reasons.  The Company has not reformed the Audit Committee since that time.  Accordingly the Company has not received any reports from an Audit Committee during the fiscal year ended June 30, 2011.  The Company’s full Board of Directors is presently performing the functions of an Audit Committee until a new Audit Committee is formed in the future.

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
Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to the Company’s Reporting Persons during and with respect to the fiscal year ended June 30, 2011 have been complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future.  As more fully described below, our board of directors makes all decisions for the total direct compensation of our executive officers, including the Named Executive Officers.  We do not have a compensation committee, so all decisions with respect to management compensation are made by the whole board.

Compensation Program Objectives and Rewards

Our compensation philosophy is based on the premise of attracting, retaining, and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance.  Following this philosophy, in determining executive compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance in the future, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork and performance, and each executive’s total compensation package.  We strive to accomplish these objectives by compensating all executives with total compensation packages consisting of a combination of competitive base salary and incentive compensation.

While we have only hired one additional executive since inception because our business has not grown sufficiently to justify additional hires, we expect to grow and hire in the future.  One of our Named Executive Officers has been with us for many years and his compensation has basically been static, based primarily on the level at which we can afford to retain him and his responsibilities and individual contributions.  To date, we have not applied a formal compensation program to determine the compensation of the Named Executives Officers.  In the future, as we and our management team expand, our board of directors expects to add independent members, form a compensation committee comprised of independent directors, and apply the compensation philosophy and policies described in this section of the 10K.

The primary purpose of the compensation and benefits described below is to attract, retain, and motivate highly talented individuals when we do hire, who will engage in the behaviors necessary to enable us to succeed in our mission while upholding our values in a highly competitive marketplace.  Different elements are designed to engender different behaviors, and the actual incentive amounts which may be awarded to each Named Executive Officer are subject to the annual review of the board of directors.  The following is a brief description of the key elements of our planned executive compensation structure.

•	Base salary and benefits are designed to attract and retain employees over time.
•	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
•
Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

•
Severance and change in control plans are designed to facilitate a company’s ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered.  We currently have not given separation benefits to any of our Name Executive Officers.

Benchmarking

We have not yet adopted benchmarking but may do so in the future.  When making compensation decisions, our board of directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies.  Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation as each executive officer’s compensation relative to the benchmark varies based on scope of responsibility and time in the position.  We have not yet formally established our peer group for this purpose.

The Elements of Warp 9’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise.  None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended June 30, 2011, all executive officer base salary decisions were approved by the board of directors.

Our board of directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, and the board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions.  We do not have a 401(k) Plan, but if we adopt one in the future, base salary would be the only element of compensation that would be used in determining the amount of contributions permitted under the 401(k) Plan.

Incentive Compensation Awards

The Named Executives have not been paid bonuses and our board of directors has not yet established a formal compensation policy for the determination of bonuses.  If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Warp 9: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price.  The board has not adopted specific performance goals and target bonus amounts for any of our fiscal years, but may do so in the future.

Equity Incentive Awards

Effective July 10, 2003, our board of directos adopted the Warp 9, Inc. 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the “Plan”) authorizing the issuance of up to 5,000,000 shares of our common stock pursuant to the grant and exercise of up to 5,000,000 stock options.  The Plan has been approved by the holders of our outstanding shares.  We believe that stock option awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders.  The board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options, if any, currently held by the officer and their vesting schedule.  Our policy prohibits backdating options or granting them retroactively.

Benefits and Prerequisites

At this stage of our business we have limited benefits and no prerequisites for our employees other than health insurance and vacation benefits that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws.  We do not have a 401(k) Plan or any other retirement plan for our Named Executive Officers.  We may adopt these plans and confer other fringe benefits for our executive officers in the future if our business grows sufficiently to enable us to afford them.

Separation and Change in Control Arrangements

We do not have any employment agreements with our Named Executive Officers or any other executive officer or employee of Warp 9.  None of them are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

Executive Officer Compensation

The following summary compensation table sets forth certain information concerning compensation paid to the Company’s Chief Executive Officer and its most highly paid executive officers (the “Named Executive Officers”) whose total annual salary and bonus for services rendered in all capacities for the year ended June 30, 2011 was $100,000 or more.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	All Other Compensation	Total

William E. Beifuss (1) Chief Executive Officer, President, and Chairman of the Board	2011 2010	$48,000 $1	-0- -0-	-0- -0-	-0- -0-	$48,000 $1

Louie Ucciferri (3) Former Acting Chief Financial Officer, Corporate Secretary	2011 2010	$30,000 $30,000	-0- -0-	-0- -0-	-0- -0-	$30,000 $30,000

(1)
Mr. Beifuss received $1 per year in consideration for his services as an executive officer of the Company until December 2010, after which in January 2011 his compensation was increased to $8,000 per month.  Mr. Beifuss did not receive any compensation in 2010 and half of 2011 for his services as the Chairman of the Board of Directors of the Company.

(2)
Mr. Ucciferri received $2,500 per month in consideration for his services as an executive officer of the Company.  Mr. Ucciferri resigned from his position as Acting Chief Financial Officer and Corporate Secretary on June 30, 2011.  On that date, Mr. Beifuss assumed both of Mr. Ucciferri’s positions.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by the Company's executive officers at June 30, 2011.

Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Louie Ucciferri	500,000	(1)	- 0 -	$0.05	October 16, 2011
Former Acting Chief Financial Officer and Corporate Secretary
________________________
(1)
On October 16, 2006, Mr. Ucciferri received stock options to purchase 500,000 shares of common stock, at an exercise price of $0.05 per share, in consideration for his services to the Company.  These stock options vested in equal monthly installments over a twelve month period and are fully vested.

Option Exercises and Stock Vested

None of the Company’s executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended June 30, 2011.

Director Compensation

The Company’s independent directors did not receive any compensation for their services rendered to the Company during the fiscal year ended June 30, 2011.  The compensation paid to the Company’s non-independent directors is reflected in the above table entitled Summary Compensation Table.

Employment Agreements

The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

Stock Option Plan

On July 10, 2003, the Board of Directors of the Company adopted the 2003 Stock Option Plan for Directors, Executive Officers, Employees and Key Consultants of the Company (the “2003 Plan”).  The 2003 Plan was ratified by the shareholders of the Company by written consent effective August 25, 2003.  The 2003 Plan authorizes the issuance of up to 5,000,000 shares of the Company’s common stock pursuant to the grant and exercise of up to 5,000,000 stock options.  To date, 608,000 options to purchase 608,000 shares of common stock at a volume weighted average price of $0.01 per share granted under the 2003 Plan are outstanding.  To date, 555,000 options have been exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Warp 9 at September 23, 2011.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of September 23, 2011 are deemed outstanding even if they have not actually been exercised.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 96,135,126 outstanding shares of common stock.  Except as otherwise listed below, the address of each person is c/o Warp 9, Inc., 6500 Hollister Avenue, Suite 120, Santa Barbara, California 93117.  Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership

William E. Beifuss
Chairman, Chief Executive Officer, President, Interim Chief
Financial Officer and Corporate Secretary	3,404,863	3.54%

All current Executive Officers as a Group	4,504,863	4.69%

John C. Beifuss
Director	1,000,000	1.04%

All current Directors who are not Executive Officers as a Group	1,000,000	1.04%

Wings Fund, Inc.
5662 Calle Real #115 Santa Barbara, California 93117	31,403,691	32.67%

Jonathan Lei
7127 Hollister Avenue, #25A Santa Barbara, California 93117	17,393,905	18.09%

(1)
Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of September 23, 2011.

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

Audit Fees

An aggregate of $41,600 was billed by our auditors for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2011, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2010, December 31, 2010, and March 31, 2011.

An aggregate of $52,700 was billed by our auditors for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2010, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2009, December 31, 2009, and March 31, 2010.

Tax Fees

Our auditors billed the Company $2,200 for tax preparation services during the fiscal year ended June 30, 2011.

Our auditors billed the Company $1,300 for tax preparation services during the fiscal year ended June 30, 2010.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Exhibits

Exhibit	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen Certificate for Common Stock (1)
4.2	Non-Qualified Employee Stock Option Plan (2)
4.3	Convertible Debenture dated December 28, 2005 (3)
4.4	Form of $0.08 Warrant (3)
4.5	Form of $0.10 Warrant (3)
4.6	Form of $0.12 Warrant (3)
5.1	Opinion of Sichenzia Ross Friedman Ference LLP(3)
10.1	First Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (4)
10.2	Second Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (5)
10.3	Exchange Agreement and Representations for shareholders of Warp 9, Inc.(4)
10.4	Securities Purchase Agreement dated as of March 28, 2005 between Roaming Messenger, Inc. and Wings Fund, Inc.(6)
10.5	Periodic Equity Investment Agreement dated as of March 28, 2005 between Roaming Messenger, Inc. and Wings Fund, Inc.(6)
10.6	Registration Rights Agreement dated as of March 28, 2005 between Roaming Messenger, Inc. and Wings Fund, Inc.(6)
10.7	Securities Purchase Agreement dated December 28, 2005 between the Company and Cornell Capital Partners LLP (3)
10.8	Investor Registration Rights Agreement dated December 28, 2005 (3)
10.9	Insider Pledge and Escrow Agreement dated December 28, 2005 by and among the Company, Cornell and David Gonzalez as escrow agent (3)
10.10	Security Agreement dated December 28, 2005 by and between the Company and Cornell (3)
10.11	Escrow Agreement Dated December 28, 2005 by and among the Company, Cornell and David Gonzalez, as Escrow Agent (3)
10.12	Irrevocable Transfer Agent Instructions (3)
10.13	Exclusive Technology License Agreement, dated September 18, 2006 (8)
10.14	Subscription Agreement with Zingerang Inc., dated September 18, 2006 (8)
10.15	Termination of License Agreement with Carbon Sciences, Inc., dated April 2, 2007 (9)
10.16	Completion of Securities Purchase Agreement dated December 28, 2005 between the Company and Cornell Capital Partners LLP (10)
21.1	List of Subsidiaries (7)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial/Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial/Accounting Officer

(1)	Incorporated by reference from the exhibits included with the Company's prior Report on Form 10-KSB filed with the Securities and Exchange Commission, dated March 31, 2002.

(2)	Incorporated by reference from the exhibits included in the Company's Information Statement filed with the Securities and Exchange Commission, dated August 1, 2003.

(3)	Incorporated by reference from the exhibits included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2005.

(4)	Incorporated by reference from the exhibits included with the Company's prior Report on Form SC 14F1 filed with the Securities and Exchange Commission, dated April 8, 2003.

(5)	Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated May 30, 2003.

(6)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated March 30, 2005.

(7)	Incorporated by reference to the exhibits filed with the Company’s prior Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission, dated October 12, 2007.

(8)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated September 22, 2005.

(9)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated May 8, 2007.

(10)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated June 10, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARP 9, INC.

Dated: September 27, 2011	By:	/s/ William E. Beifuss
William E. Beifuss,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: \s\ William E. Beifuss	Dated: September 27, 2011
William E. Beifuss, Chairman,
Chief Executive Officer, President
Interim Chief Financial Officer, and Corporate
Secretary
(Principal Executive Officer and Principal Financial/Accounting Officer)

By: \s\ John C. Beifuss	Dated: September 27, 2011
John C. Beifuss, Director