Form 10-Q
period 2011-09-30
WARP 9, INC.
filed 2011-11-14
CIK 743758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period September 30, 2011
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

As of  November 9 , 2011, the number of shares outstanding of the registrant’s class of common stock was 96,135,126.

PART I. - FINANCIAL INFORMATION

Item 1.                        CONSOLIDATED FINANCIAL STATEMENTS

WARP 9, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	September 30, 2011	June 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$369,563	$575,398
Accounts Receivable, net	87,687	68,269
Prepaid and Other Current Assets	28,059	25,388
TOTAL CURRENT ASSETS	485,309	669,055

PROPERTY & EQUIPMENT, at cost
Furniture, Fixtures & Equipment	89,485	89,485
Computer Equipment	640,686	632,793
Computer Software	20,972	20,972
Leasehold Improvements	18,696	18,696
	769,839	761,946
Less accumulated depreciation	(687,250)	(681,131)
NET PROPERTY AND EQUIPMENT	82,589	80,815

OTHER ASSETS
Lease Deposit	8,244	8,244
Internet Domain, net	1,453	1,513
Licensing fees	26,000	29,000
TOTAL OTHER ASSETS	35,697	38,757

TOTAL ASSETS	$603,595	$788,627

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$45,144	$71,248
Accrued Expenses	88,287	92,845
Deferred Income	39,603	32,010
Deferred Operating Lease Liability	4,521	4,045
Note Payable	39,839	37,867
Customer Deposit	21,361	27,873
TOTAL CURRENT LIABILITIES	238,755	265,888

LONG TERM LIABILITIES
Note payable	-	1,971
TOTAL LONG TERM LIABILITIES	-	1,971

TOTAL LIABILITIES	238,755	267,859

SHAREHOLDERS' EQUITY
Preferred Stock, $0.001 Par Value;
5,000,000 Authorized Shares; no shares issued and outstanding	-	-
Common Stock, $0.001 Par Value;
495,000,000 Authorized Shares;
96,135,126 and 96,135,126 Shares Issued and Outstanding , respectively	96,135	96,135
Additional Paid In Capital	7,299,953	7,299,905
Accumulated Deficit	(7,031,248)	(6,875,272)
TOTAL SHAREHOLDERS' EQUITY	364,840	520,768

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$603,595	$788,627

The accompanying notes are an integral part of these consolidated financial statements.

WARP 9, INC. AND SUBSIDIARY
CONSOLIDATED STATMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30, 2011	September 30, 2010

REVENUE	$194,438	$246,592

COST OF SERVICES	22,769	19,226

GROSS PROFIT	171,669	227,366

OPERATING EXPENSES
Selling, general and administrative expenses	281,115	278,919
Research and development	39,036	19,044
Stock option expense	48	139
Depreciation and amortization	6,179	6,725

TOTAL OPERATING EXPENSES	326,378	304,827

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(154,709)	(77,461)

OTHER INCOME/(EXPENSE)
Interest income	-	7,636
Other income	7,740	1,000
Interest expense	(7,345)	(1,099)

TOTAL OTHER INCOME (EXPENSE)	395	7,537

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(154,314)	(69,924)

PROVISION FOR INCOME (TAXES)/BENEFIT
Income taxes paid	(1,662)	-
Income tax (provision)/benefit	-	(10,373)

PROVISION FOR INCOME (TAXES)/BENEFIT	(1,662)	(10,373)

NET LOSS	$(155,976)	$(80,297)

BASIC AND DILUTED EARNINGS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	96,135,126	68,115,963

The accompanying notes are an integral part of these consolidated financial statements.

WARP 9, INC. AND SUBSIDIARY
CONSOLIDATED STATMENT OF STOCKHOLDERS' EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, June 30, 2010	-	$-	68,115,963	68,116	7,178,988	(4,457,921)	2,789,183

Common stock issued for cash	-	-	28,019,163	28,019	56,038	-	84,057

Contributed services	-	-	-	-	64,614	-	64,614

Stock compensation expense	-	-	-	-	297	-	297

Stock issuance cost	-	-	-	-	(32)	-	(32)

Net loss	-	-	-	-	-	(2,417,351)	(2,417,351)

Balance, June 30, 2011	-	-	96,135,126	96,135	7,299,905	(6,875,272)	520,768

Stock compensation expense (unaudited)	-	-	-	-	48	-	48

Net loss (unaudited)	-	-	-	-	-	(155,976)	(155,976)

Balance, September 30, 2011 (unaudited)	-	$-	96,135,126	$96,135	$7,299,953	$(7,031,248)	$364,840

The accompanying notes are an integral part of these consolidated financial statements.

WARP 9, INC. AND SUBSIDIARY
CONSOLIDATED STATMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(155,976)	$(80,297)
Adjustment to reconcile net loss to net cash
used by operating activities
Depreciation and amortization	6,179	6,725
Bad debt expense	(406)	(29,871)
Cost of stock compensation recognized	48	139
Contributed services	-	32,306
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(19,011)	(72,801)
Prepaid and other assets	(11,374)	1,558
Deferred tax asset	-	10,373
Other assets	3,000	8,205
Increase (Decrease) in:
Accounts payable	(26,104)	(26,302)
Accrued expenses	(4,558)	226
Deferred income	7,593	(10,334)
Other liabilities	(6,036)	1,554

NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES	(206,645)	(158,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,893)	-

NET CASH USED IN INVESTING ACTIVITIES	(7,893)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	-	(2,951)

NET CASH USED IN FINANCING ACTIVITIES	-	(2,951)

NET DECREASE IN CASH	(214,538)	(161,470)

CASH, BEGINNING OF PERIOD	575,398	733,737

CASH, END OF PERIOD	$360,860	$572,267

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$996	$391
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WARP 9, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
SEPTEMBER 30, 2011

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2011.

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

Accounts Receivable
The Company extends credit to its customers, who are located primarily in California. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Management reviews accounts receivable on a regular  basis,  based on contracted  terms and how recently  payments have been  received  to  determine  if any  such  amounts  will  potentially  be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at September 30, 2011 and June 30, 2011 are $11,002 and $11,408, respectively.

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

Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved.   The deferred revenue as of September 30, 2011 and June 30, 2011 was $39,603 and $32,010, respectively.

For the quarter ended, September 30, 2011, monthly fee from web products and associated service fees account for 70% of the Company’s total revenues, professional services account for 13% and the remaining 17% of total revenues are from resale of third party products and services.

For the quarter ended, September 30, 2010, monthly fee from web products and associated service fees account for 76% of the Company’s total revenues, professional services account for 10% and the remaining 14% of total revenues are from resale of third party products and services

WARP 9, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
SEPTEMBER 30, 2011

Stock-Based Compensation
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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended September 30, 2011, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2011 based on the grant date fair value estimated.   Stock-based compensation expense recognized in the statement of income for the three months ended September 30, 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the three months ended September 30, 2011 and 2010 are $48 and $139 respectively.

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the three months ended September 30, 2011, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

At September 30, 2011 and 2010, the Company’s authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

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

WARP 9, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
SEPTEMBER 30, 2011

A summary of the Company’s stock option activity and related information follows:

	9/30/2011
		Weighted
		average
		exercise
	Options	price
Outstanding -beginning of period	608,000	$0.06
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding - end of period	608,000	$0.06
Exercisable at the end of period	598,038	$0.06
Weighted average fair value of
options granted during the year		$-

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

The weighted average remaining contractual life of options outstanding issued under the plan as of September 30, 2011 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.050	500,000	0.04
$0.400	10,000	0.25
$0.350	20,000	2.25
$0.050	50,000	3.07
$0.040	20,000	6.59
$0.050	8,000	6.83
	608,000

5.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On October 12, 2011, the Company granted 3,000,000 employee qualified (incentive) stock options, and 500,000 non-qualified stock options at an strike price of $0.004. The options vest 1/48th monthly and expire October 12, 2021.

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

(a)	volatility or decline of the Company's stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	failure to further commercialize its technology or to make sales;

(f)	loss of customers and reduction in demand for the Company's products and services;

(g)	rapid and significant changes in markets;

(h)	litigation with or legal claims and allegations by outside parties, reducing revenue and increasing costs;

(i)	insufficient revenues to cover operating costs;

(j)	failure of the re-licensing or other commercialization of the Roaming Messenger technology to produce revenues or profits;

(k)	aspects of the Company’s business are not proprietary and in general the Company is subject to inherent competition;

(l)	further dilution of existing shareholders' ownership in Company;

(m)	uncollectible accounts and the need to incur expenses to collect amounts owed to the Company;

(n)	the Company does not have an Audit Committee nor sufficient independent directors.

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company may not be able to obtain customers for its products or services or successfully compete,, the Company’s products and services may become obsolete, government regulation may hinder the Company’s business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, the exercise of outstanding warrants and stock options, or other risks inherent in the Company’s businesses.

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

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

REVENUE

Total revenue for the three months ended September 30, 2011 decreased by ($52,154) to $194,438 compared to $246,592 for the same prior period.  The overall decrease in revenue was the result of a decrease in recurring monthly fees caused by client terminations combined with a decrease in professional services revenue. The client terminations were due to both i) the financial environment affecting the clients’ fiscal health and in turn, Warp 9’s revenue stream from those clients, and ii) increased competition in the e-commerce software space and the perceived competitive nature of the ICS product-line.

COST OF REVENUE

The cost of revenue for the three months ended September 30, 2011 increased by $3,543 to $22,769 compared to $19,226 for the same prior period.  The overall increase was primarily due to the increase in in subcontractor services and recognition of the licensing fees to Page Transformer, combined with a decrease in sales commissions..

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the three months ended September 30, 2011 increased $2,196 to $281,115 compared to $278,919 for the same prior period.  The overall increase in SG&A expenses was primarily due to an increase in consulting and management services.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended September 30, 2011 increased $19,992 to $39,036 as compared to $19,044 for the same prior period.  The overall increase was due to increased staffing expense associated with research and development to update our e-commerce platform and new products and features.

NET INCOME/(LOSS)

The consolidated net loss for the three months ended September 30, 2011 was ($155,976) compared to the consolidated net loss of ($80,297) for the same prior period.  The consolidated net loss is mainly attributable to a reduction in gross revenue, and an increase in research and development expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company had net working capital (i.e. the difference between current assets and current liabilities) of $246,554 at September 30, 2011 as compared to a net working capital of $403,167 at June 30, 2011.  The decrease in net working capital at September 30, 2011 was caused by a reduction in revenue and net income during the three months ended September 30, 2011.

Cash flow used in operating activities was ($206,645) for the three months ended September 30, 2011 as compared to cash flow used in operating activities of ($158,519) for the same prior period. The increase in cash flow used in operating activities of ($48,126) was primarily due to an increase in Net Loss and the absence of Contributed Services in the current period, partially offset by reductions in Bad Debt Expense and Accounts Receivable.

Cash flow used in investing activities was ($7,893) for the three months ended September 30, 2011 as compared to cash flow used in investment activities of $0 for the same prior period.  The increase in cash flow used in investing activities of ($7,893) was primarily due to the increase of equipment purchases during the current period.

Cash flow used in financing activities was $0 for the three months ended September 30, 2011 as compared to ($2,951) for the same prior period.  The increase in cash flow of $2,951 provided in financing activities was primarily due to a reduction in payments made towards a note payable.

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

Management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011 (under the supervision and with the participation of the Company’s Chairman, Chief Executive Officer, and Acting Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, the Company’s Chairman, Chief Executive Officer, and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2011.

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.  After evaluating the Company’s internal controls over financial reporting, the Company’s Chairman, Chief Executive Officer, and Acting Chief Financial Officer have concluded that the internal controls over financial reporting are effective as of September 30, 2011.

NO ATTESTATION REPORT BY INDEPENDENT REGISTERED ACCOUNTANT

The effectiveness of our internal control over financial reporting as of September 30, 2011 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

The Company may file additional collection actions and be involved in other litigation in the future.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item  3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item  4.  (REMOVED AND RESERVED)

Item  5.  OTHER INFORMATION

On June 1, 2011 the Company entered into an exclusive, royalty-free licensing agreement with PageTransformer for its mobile application technology, which turns print catalogs into digital iPad apps.  The agreement is for a one-time license fee of thirty thousand dollars ($30,000) in cash,. The term of the licensed commenced on June 1, 2011 and ends on December 1, 2013.

On July 1, 2011 the Company appointed William E. Beifuss Jr. as interim Chief Financial Officer.

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

Dated: November 14, 2011	WARP 9, INC.
(Registrant)

	By:	/s/ William E. Beifuss
William E. Beifuss, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/William E. Beifuss	Dated: November 14, 2011
William E. Beifuss, Chief Executive Officer, President Interim Chief Financial Officer, and Corporate Secretary (Principal Executive Officer and Principal Financial/Accounting Officer)