Form 10-Q/A
period 2011-09-30
WARP 9, INC.
filed 2011-12-14
CIK 743758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT No. 1

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

Yes	[_X_]	No	[__]

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

Explanatory Note

Warp 9, Inc. (the “Company” is filing this Amendment No. 1 on Form 10-Q/A (the Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 14, 2011 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule-405 of Regulation S-T.  Exhibit 101 requires the Company’s Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for the purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item  6.  EXHIBITS

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION
31.1*	Section 302 Certification
31.2*	Section 302 Certification
32.1*	Section 906 Certification
32.2*	Section 906 Certification
EX-101.INS**	XBRL INSTANCE DOCUMENT
EX-101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB**	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
* Previously included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on November 14, 2011
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 14, 2011	WARP 9, INC.
(Registrant)

	By:	/s/ William E. Beifuss
William E. Beifuss, Chief Executive Officer and President

3