Form 10-Q
period 2011-12-31
WARP 9, INC.
filed 2012-02-14
CIK 743758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2011
or

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

Yes	[_X_]	No	[__]

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

As of January 31, 2012, the number of shares outstanding of the registrant’s class of common stock was 96,135,126.

PART I. - FINANCIAL INFORMATION

Item 1.                        CONSOLIDATED Financial Statements

WARP 9, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	June 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$155,439	$575,398
Accounts Receivable, net	120,169	68,269
Prepaid and Other Current Assets	20,984	25,388
TOTAL CURRENT ASSETS	296,592	669,055

PROPERTY & EQUIPMENT, at cost
Furniture, Fixtures & Equipment	88,023	89,485
Computer Equipment	273,410	632,793
Computer Software	14,025	20,972
Leasehold Improvements	18,696	18,696
	394,154	761,946
Less accumulated depreciation	(316,986)	(681,131)
NET PROPERTY AND EQUIPMENT	77,168	80,815

OTHER ASSETS
Lease Deposit	8,244	8,244
Internet Domain, net	1,393	1,513
Licensing fees	23,000	29,000
TOTAL OTHER ASSETS	32,637	38,757

TOTAL ASSETS	$406,397	$788,627

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$32,401	$71,248
Accrued Expenses	74,378	92,845
Deferred Income	34,603	32,010
Deferred Operating Lease Liability	4,996	4,045
Note Payable	39,838	37,867
Customer Deposit	21,361	27,873
TOTAL CURRENT LIABILITIES	207,577	265,888

LONG TERM LIABILITIES
Note payable	-	1,971
TOTAL LONG TERM LIABILITIES	-	1,971

TOTAL LIABILITIES	207,577	267,859

SHAREHOLDERS' EQUITY
Preferred Stock, $0.001 Par Value;
5,000,000 Authorized Shares; no shares issued and outstanding	-	-
Common Stock, $0.001 Par Value;
495,000,000 Authorized Shares;
96,135,126 and 96,135,126 Shares Issued and Outstanding , respectively	96,135	96,135
Additional Paid In Capital	7,300,826	7,299,905
Accumulated Deficit	(7,198,141)	(6,875,272)
TOTAL SHAREHOLDERS' EQUITY	198,820	520,768

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$406,397	$788,627

The accompanying notes are an integral part of these consolidated financial statements.

WARP 9, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

REVENUE	$214,054	$253,131	$408,493	$499,722

COST OF SERVICES	27,596	21,469	50,365	40,695

GROSS PROFIT	186,458	231,662	358,128	459,027

OPERATING EXPENSES
Selling, general and administrative expenses	324,468	296,550	605,582	575,469
Research and development	28,974	27,222	68,011	46,265
Stock option expense	873	63	921	202
Depreciation and amortization	5,482	6,725	11,661	13,450

TOTAL OPERATING EXPENSES	359,797	330,560	686,175	635,386

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(173,339)	(98,898)	(328,047)	(176,359)

OTHER INCOME/(EXPENSE)
Interest income	(52)	9,151	(6,401)	16,787
Other income	7,500	7,863	15,240	8,863
Interest expense	(1,003)	(913)	(1,999)	(2,012)

TOTAL OTHER INCOME (EXPENSE)	6,445	16,101	6,840	23,638

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(166,894)	(82,797)	(321,207)	(152,721)

PROVISION FOR INCOME (TAXES)/BENEFIT
Income taxes paid	-	-	(1,662)	-
Income tax (provision)/benefit	-	16,881	-	6,508

PROVISION FOR INCOME (TAXES)/BENEFIT	-	16,881	(1,662)	6,508

NET LOSS	$(166,894)	$(65,916)	$(322,869)	$(146,213)

BASIC AND DILUTED EARNINGS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	96,135,126	68,115,963	96,135,126	68,115,963

The accompanying notes are an integral part of these consolidated financial statements.

WARP 9, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, June 30, 2011	-	$-	96,135,126	$96,135	$7,299,905	$(6,875,272)	$520,768

Stock compensation expense (unaudited)	-	-	-	-	921	-	921

Net loss for the six months ended December 31, 2011 (unaudited)	-	-	-	-	-	(322,869)	(322,869)
Balance, December 31, 2011 (unaudited)	-	$-	96,135,126	$96,135	$7,300,826	$(7,198,141)	$198,820

The accompanying notes are an integral part of these consolidated financial statements.

WARP 9, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(322,869)	$(146,213)
Adjustment to reconcile net loss to net cash
used by operating activities
Depreciation and amortization	11,661	13,450
Bad debt expense	11,256	(52,952)
Cost of stock compensation recognized	921	202
Contributed services	-	64,614
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(63,156)	(32,680)
Prepaid and other assets	4,404	4,412
Deferred tax asset	-	(6,508)
Other assets	6,000	8,205
Increase (Decrease) in:
Accounts payable	(38,847)	(59,550)
Accrued expenses	(18,467)	(1,014)
Deferred income	2,593	8,276
Other liabilities	(5,562)	1,586

NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES	(412,066)	(198,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase / (disposal) of property and equipment	(7,893)	(4,538)

NET CASH USED IN INVESTING ACTIVITIES	(7,893)	(4,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	-	(1,382)

NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES	-	(1,382)

NET DECREASE IN CASH	(419,959)	(204,092)

CASH, BEGINNING OF PERIOD	575,398	733,737

CASH, END OF PERIOD	$155,439	$529,645

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$391
Taxes paid	$1,662	$-

The accompanying notes are an integral part of these consolidated financial statements.

WARP 9, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
DECEMBER 31, 2011

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2011.

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

Accounts Receivable
The Company extends credit to its customers, who are located primarily in California. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Management reviews accounts receivable on a regular  basis,  based on contracted  terms and how recently  payments have been  received  to  determine  if any  such  amounts  will  potentially  be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at December 31, 2011 and June 30, 2011 are $22,664 and $11,408, respectively.

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

Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved.   The deferred revenue as of December 31, 2011 and June 30, 2011 was $34,603 and $32,010, respectively.

For the quarter ended, December 31, 2011, monthly fee from web products and associated service fees account for 71% of the Company’s total revenues, professional services account for 11% and the remaining 18% of total revenues are from resale of third party products and services.

For the quarter ended, December 31, 2010, monthly fee from web products and associated service fees account for 79% of the Company’s total revenues, professional services account for 6% and the remaining 15% of total revenues are from resale of third party products and services

Stock-Based Compensation
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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended December 31, 2011, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2011 based on the grant date fair value estimated.   Stock-based compensation expense recognized in the statement of income for the three months ended December 31, 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the six months ended December 31, 2011 and 2010 are $921 and $202 respectively.

WARP 9, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
DECEMBER 31, 2011

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the six months ended December 31, 2011, and no pronouncements were adopted during the period.

3.     LIQUIDITY AND OPERATIONS

The company had net losses of $322,869 and $146,213 for the six month periods ended December 31, 2011 and 2010, respectively, and net cash used in operating activities of $412,066 and $198,172 for the same periods, respectively.

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

4.    CAPITAL STOCK

At December 31, 2011 and 2010, the Company’s authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

5.      STOCK OPTIONS AND WARRANTS

On July 10, 2003, the Company adopted the Warp 9, Inc. Stock Option Plan for Directors, Executive Officers, and Employees of and Key Consultants to the Company.  This Plan, may issue 25,000,000 shares of common stock.   Options granted under the Plan could be either Incentive Options or Nonqualified Options, and are administered by the Company’s Board of Directors.  Each option may be exercisable in full or in installment and at such time as designated by the Board.  Notwithstanding any other provision of the Plan or of any Option Agreement, each option are to expire on the date specified in the Option Agreement, which date are to be no later than the tenth anniversary of the date on which the option was granted (fifth anniversary in the case of an Incentive Option granted to a greater-than-10% stockholder).  The purchase price per share of the Common Stock under each Incentive Option is to be no less than the Fair Market Value of the Common Stock on the date the option was granted (110% of the Fair Market Value in the case of a greater-than-10% stockholder). The purchase price per share of the Common Stock under each Nonqualified Option were to be specified by the Board at the time the Option was granted, and could be less than, equal to or greater than the Fair Market Value of the shares of Common Stock on the date such Nonqualified Option was granted, but were to be no less than 85% of the Fair Market Value of the Common Stock on the date of grant.  The Plan provides specific language as to the termination of options granted.

On October 12, 2011, the Company granted 3,000,000 employee qualified (incentive) stock options, and 500,000 non-qualified stock options at a strike price of $0.004. The options vest 1/48th monthly and expire October 12, 2021.

WARP 9, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
DECEMBER 31, 2011

A summary of the Company’s stock option activity and related information follows:

	12/31/2011
	Options	Weighted average exercise price
Outstanding -beginning of period	608,000	$0.06
Granted	3,500,000	0.004
Exercised	-	-
Forfeited	(520,000)	0.05
Outstanding - end of period	3,588,000	$0.01
Exercisable at the end of period	277,384	$0.02
Weighted average fair value of
options granted during the year		$14,000

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

The weighted average remaining contractual life of options outstanding issued under the plan as of
December 31, 2011 was as follows:

Exercise prices	Number of options outstanding	Weighted Average remaining contractual life (years)
$0.400	10,000	0.00
$0.350	20,000	2.00
$0.050	50,000	2.81
$0.050	8,000	6.58
$0.004	3,500,000	9.79
	3,588,000

6.     SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has determined that no such events require disclosure.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Form 10-Q may contain “forward-looking statements,” as that term is used in federal securities laws, about Warp 9, Inc.’s financial condition, results of operations and business.  These statements include, among others:

●	statements concerning the potential benefits that Warp 9, Inc. (“W9” or the “Company”) may experience from its business activities and certain transactions it contemplates or has completed; and

●
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

Research and development (“R&D”) efforts have been focused both on updating our flagship ICS e-commerce platform as well as developing new products and on updating our current products with new features. In the planning phase of our development efforts, we look to direct client feedback and feature requests. We study the e-commerce landscape to determine features that will provide our clients with a competitive advantage in producing greater and more effective selling. We also examine features that will create a competitive advantage during our sales process to clients. Emerging and declining trends also play a role in how clients perceive what features should be provided by which vendors.  We are sometimes able to capitalize on these opportunities by bundling features for greater value and/or increased fees and revenue. Management believes that in order to compete successfully, it must dedicate a greater allocation of resources to research and development. Updating our platform, creating new products and revamping the current products must be part of the ongoing operational practice in order to compete successfully. There can be no assurance that management will be able to successfully devote the resources needed for this research and development and that it will be able to compete successfully.

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

Results of Operations for the Three Months and Six Months Ended December 31, 2011 Compared to the Three Months and Six Months Ended December 31, 2010

REVENUE

Total revenue for the three months ended December 31, 2011 decreased by $39,077 to $214,054 compared to $253,131 for the same prior period.  For the six months ended December 31, 2011, total revenue decreased by $91,229 to $408,493 compared to $499,722 in the same prior period.  The overall decrease in revenue was the result of a decrease in recurring monthly fees caused by client terminations, partially offset by an increase in mobile website development. The client terminations were due to both i) the financial environment affecting the clients’ fiscal health and in turn, Warp 9’s revenue stream from those clients, and ii) increased competition in the e-commerce software space and the perceived competitive nature of the ICS product-line.

COST OF REVENUE

The cost of revenue for the three months ended December 31, 2011 increased by $6,127 to $27,596 compared to $21,469 for the same prior period.  For the six months ended December 31, 2011 the cost of revenue increased $9,670 to $50,365 compared to $40,695 for the same prior period.  The overall increase was primarily due to the increase in subcontractor services and recognition of the licensing fees to PageTransformer.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the three months ended December 31, 2011 increased $27,918 to $324,468 compared to $296,550 for the same prior period.  For the six months ended December 31, 2011, SG&A expenses increased $30,113 to $605,582 compared to $575,469 in the same prior period.  The overall increase in SG&A expenses was primarily due to an increase in salary expense, partially offset by a decrease in bad debt expense.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended December 31, 2011 increased $1,752 to $28,974 as compared to $27,222 for the same prior period.  For the six months ended December 31, 2011, the research and development expenses increased $21,746 to $68,011 as compared to $46,265 for the same prior period.  The overall increase was due to increased staffing expense associated with research and development to update our e-commerce platform and new products and features.

NET INCOME/(LOSS)

The consolidated net loss for the three months ended December 31, 2011 was ($166,894) compared to the consolidated net loss of ($65,916) for the same prior period.  For the six months ended December 31, 2011, the consolidated net loss was ($322,869) compared to the consolidated net loss of ($146,213) for the same prior period.  The consolidated net loss is mainly attributable to a reduction in revenue, and an increase in SG&A expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company had net working capital (i.e. the difference between current assets and current liabilities) of $89,015 at December 31, 2011 as compared to a net working capital of $403,167 at June 30, 2011.  The decrease in net working capital at December 31, 2011 was caused by a reduction in revenue and net income during the three months ended December 31, 2011.

Cash flow used in operating activities was ($412,066) for the six months ended December 31, 2011 as compared to cash flow used in operating activities of ($198,172) for the same prior period. The increase in cash flow used in operating activities of ($213,894) was primarily due to an increase in net loss and the absence of contributed services in the current period, partially offset by reductions in bad debt expense and accounts receivable.

Cash flow used in investing activities was ($7,893) for the six months ended December 31, 2011 as compared to cash flow used in investment activities of ($4,538) for the same prior period.  The increase in cash flow used in investing activities of ($3,355) was primarily due to the increase of equipment purchases during the current period.

Cash flow used in financing activities was $0 for the six months ended December 31, 2011 as compared to ($1,382) for the same prior period.  The decrease in cash flow of $1,382 used in financing activities was primarily due to no payments on debt being made during the current period.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by Warp 9 in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. The Company’s Chairman, Chief Executive Officer, and interim Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

Management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011 (under the supervision and with the participation of the Company’s Chairman, Chief Executive Officer, and interim Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, the Company’s Chairman, Chief Executive Officer, and interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2011.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.  After evaluating the Company’s internal controls over financial reporting, the Company’s Chairman, Chief Executive Officer, and interim Chief Financial Officer have concluded that the internal controls over financial reporting are effective as of December 31, 2011.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2011 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 1, 2011 the Company entered into an exclusive, royalty-free licensing agreement with PageTransformer for its mobile application technology, which turns print catalogs into digital iPad apps.  The agreement is for a one-time license fee of thirty thousand dollars ($30,000) in cash. The term of the license commenced on June 1, 2011 and ends on December 1, 2013.

On July 1, 2011 the Company appointed William E. Beifuss Jr. as interim Chief Financial Officer.

Item  6.  EXHIBITS

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARP 9, INC.
(Registrant)

Dated: February 14, 2012	By:	/s/ William E. Beifuss
William E. Beifuss, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: \s\William E. Beifuss	Dated: February 14, 2012
William E. Beifuss, Chief Executive Officer, President Interim Chief Financial Officer, and Corporate Secretary (Principal Executive Officer and Principal Financial/Accounting Officer)