Form 10-Q
period 2012-03-31
WARP 9, INC.
filed 2012-05-15
CIK 743758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2012
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

As of May 10, 2012, the number of shares outstanding of the registrant’s class of common stock was 96,135,126.

PART I. - FINANCIAL INFORMATION

Item 1.                      CONSOLIDATED FINANCIAL STATEMENTS

WARP 9, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	June 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$55,629	$575,398
Accounts Receivable, net	118,880	68,269
Prepaid and Other Current Assets	29,202	25,388
TOTAL CURRENT ASSETS	203,711	669,055

PROPERTY & EQUIPMENT, at cost
Furniture, Fixtures & Equipment	88,023	89,485
Computer Equipment	273,410	632,793
Computer Software	14,025	20,972
Leasehold Improvements	18,696	18,696
	394,154	761,946
Less accumulated depreciation	(322,331)	(681,131)
NET PROPERTY AND EQUIPMENT	71,823	80,815

OTHER ASSETS
Lease Deposit	8,244	8,244
Internet Domain, net	1,333	1,513
Licensing fees	20,000	29,000
TOTAL OTHER ASSETS	29,577	38,757

TOTAL ASSETS	$305,111	$788,627

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$47,746	$71,248
Accrued Expenses	77,584	92,845
Deferred Income	24,753	32,010
Deferred Operating Lease Liability	5,471	4,045
Note Payable	39,838	37,867
Customer Deposit	21,361	27,873
TOTAL CURRENT LIABILITIES	216,753	265,888

LONG TERM LIABILITIES
Note payable	-	1,971
TOTAL LONG TERM LIABILITIES	-	1,971

TOTAL LIABILITIES	216,753	267,859

SHAREHOLDERS' EQUITY
Preferred Stock, $0.001 Par Value;
5,000,000 Authorized Shares; no shares issued and outstanding	-	-
Common Stock, $0.001 Par Value;
495,000,000 Authorized Shares;
96,135,126 and 96,135,126 Shares Issued and Outstanding , respectively	96,135	96,135
Additional Paid In Capital	7,301,720	7,299,905
Accumulated Deficit	(7,309,497)	(6,875,272)
TOTAL SHAREHOLDERS' EQUITY	88,358	520,768

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$305,111	$788,627

The accompanying notes are an integral part of these consolidated financial statements.

WARP 9, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

REVENUE	$220,406	$228,281	$628,899	$728,004

COST OF SERVICES	30,408	14,176	80,773	54,871

GROSS PROFIT	189,998	214,105	548,126	673,133

OPERATING EXPENSES
Selling, general and administrative expenses	276,983	220,428	882,565	795,897
Research and development	24,544	29,178	92,554	75,443
Stock option expense	894	63	1,815	265
Depreciation and amortization	5,404	6,762	17,065	20,212

TOTAL OPERATING EXPENSES	307,825	256,431	993,999	891,817

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(117,827)	(42,326)	(445,873)	(218,684)

OTHER INCOME/(EXPENSE)
Interest income	-	6,087	(6,401)	24,236
Other income	7,500	7,500	22,740	15,000
Penalties	-	(98)	-	(98)
Interest expense	(1,030)	(1,403)	(3,029)	(3,415)

TOTAL OTHER INCOME (EXPENSE)	6,470	12,086	13,310	35,723

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(111,357)	(30,240)	(432,563)	(182,961)

PROVISION FOR INCOME (TAXES)/BENEFIT
Income tax (provision)/benefit	-	11,473	(1,662)	17,981

PROVISION FOR INCOME (TAXES)/BENEFIT	-	11,473	(1,662)	17,981

NET LOSS	$(111,357)	$(18,767)	$(434,225)	$(164,980)

BASIC AND DILUTED EARNINGS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	96,135,126	68,115,963	96,135,126	68,115,963

The accompanying notes are an integral part of these consolidated financial statements.

WARP 9, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2012

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, June 30, 2011	-	$-	96,135,126	$96,135	$7,299,905	$(6,875,272)	$520,768

Stock compensation expense (unaudited)	-	-	-	-	1,815	-	1,815

Net loss for the nine months ended March 31, 2012 (unaudited)	-	-	-	-	-	(434,225)	(434,225)
Balance, March 31, 2012 (unaudited)	-	$-	96,135,126	$96,135	$7,301,720	$(7,309,497)	$88,358

The accompanying notes are an integral part of these consolidated financial statements.

WARP 9, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(434,225)	$(164,980)
Adjustment to reconcile net loss to net cash
used by operating activities
Depreciation and amortization	17,065	20,212
Bad debt expense	11,256	(48,165)
Cost of stock compensation recognized	1,815	265
Contributed services	-	64,614
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(61,867)	(556)
Prepaid and other assets	(3,814)	(11,288)
Deferred tax asset	-	(20,185)
Deferred operating lease liability	1,426	3,418
Deposits	-	8,205
Other Assets	9,000	-
Increase (Decrease) in:
Accounts payable	(23,502)	(52,384)
Accrued expenses	(15,261)	(1,257)
Deferred income	(7,257)	21,676
Other liabilities	(6,512)	(900)

NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES	(511,876)	(181,325)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase / (disposal) of property and equipment	(7,893)	(5,478)

NET CASH USED IN INVESTING ACTIVITIES	(7,893)	(5,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	-	(21)

NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES	-	(21)

NET DECREASE IN CASH	(519,769)	(186,824)

CASH, BEGINNING OF PERIOD	575,398	733,737

CASH, END OF PERIOD	$55,629	$546,913

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$27	$432
Taxes paid	$3,849	$2,204

The accompanying notes are an integral part of these consolidated financial statements.

WARP 9, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
MARCH 31, 2012

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2011.

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

Accounts Receivable
The Company extends credit to its customers, who are located primarily in California. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Management reviews accounts receivable on a regular  basis,  based on contracted  terms and how recently  payments have been  received  to  determine  if any  such  amounts  will  potentially  be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at March 31, 2012 and June 30, 2011 are $22,664 and $11,408, respectively.

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

Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved.   The deferred revenue as of March 31, 2012 and June 30, 2011 was $24,753 and $32,010, respectively.

For the quarter ended, March 31, 2012, monthly fee from web products and associated service fees account for 74% of the Company’s total revenues, professional services account for 9% and the remaining 17% of total revenues are from resale of third party products and services.

For the quarter ended, March 31, 2011, monthly fee from web products and associated service fees account for 78% of the Company’s total revenues, professional services account for 6% and the remaining 16% of total revenues are from resale of third party products and services

Stock-Based Compensation
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

WARP 9, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
MARCH 31, 2012

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended March 31, 2012, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2012 based on the grant date fair value estimated.   Stock-based compensation expense recognized in the statement of income for the three months ended March 31, 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the nine months ended March 31, 2012 and 2011 are $1,814 and $265 respectively.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the nine months ended March 31, 2012, and no pronouncements were adopted during the period.

3.     LIQUIDITY AND OPERATIONS

The company had net losses of $434,225 and $164,980 for the nine month periods ended March 31, 2012 and 2011, respectively, and net cash used in operating activities of $511,876 and $181,325 for the same periods, respectively.

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

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. Management believes the existing shareholders and potential prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

4.    CAPITAL STOCK

At March 31, 2012 and 2011, the Company’s authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

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
MARCH 31, 2012

On October 12, 2011, the Company granted 3,000,000 employee qualified (incentive) stock options, and 500,000 non-qualified stock options at a strike price of $0.004. The options vest 1/48th monthly and expire October 12, 2021.

A summary of the Company’s stock option activity for the three months ending March 31, 2012, and related information follows:

	March 31, 2012
	Options	Weighted average exercise price
Outstanding -beginning of period	3,588,000	$0.01
Granted	-	-
Exercised	-	-
Forfeited	(10,000)	0.40
Outstanding - end of period	3,578,000	$0.01
Exercisable at the end of period	437,628	$0.03
Weighted average fair value of
options granted during the year		$14,000

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

The weighted average remaining contractual life of options outstanding issued under the plan as of
March 31, 2012 was as follows:

Exercise prices	Number of options outstanding	Weighted Average remaining contractual life (years)
$0.350	20,000	1.75
$0.050	50,000	2.56
$0.050	8,000	6.33
$0.004	3,500,000	9.54
	3,578,000

6.     SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has determined that no such events require disclosure.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Current Overview

W9 is a provider of e-commerce software platforms and services for the catalog and retail industry.  Our suite of software platforms are designed to help multi-channel retailers maximize the Internet channel by applying our technologies for online catalogs, e-mail marketing campaigns, and interactive visual merchandising.  Offered as an outsourced and fully managed Software-as-a-Service ("SaaS") model, our products allow customers to focus on their core business, rather than technical implementations and software and hardware architecture, design, and maintenance.  We also offer professional services to our clients which include online catalog design, merchandizing and optimization, order management, e-mail marketing campaign development, integration to third party payment processing and  fulfillment systems, analytics, custom reporting and strategic consultation.

Our products and services allow our clients to lower costs and focus on promoting and marketing their brand, product line and website while leveraging the investments we have made in technology and infrastructure to operate a dynamic online Internet presence.

We charge our customers a monthly fee for using our e-commerce software based on a SaaS model.  These fees include fixed monthly charges, and variable fees based on the sales volume of our clients’ e-commerce websites.  Unlike traditional software companies that sell software on a perpetual license where quarterly and annual revenues are quite difficult to predict, our SaaS model spreads the collection of contract revenue over several quarters or years and makes our revenues more predictable for a longer period of time.

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

Research and development efforts have been focused both on updating our flagship ICS e-commerce platform as well as developing new products and on updating our current products with new features. In the planning phase of our development efforts, we look to direct client feedback and feature requests. We study the e-commerce landscape to determine features that will provide our clients with a competitive advantage in producing greater and more effective selling. We also examine features that will create a competitive advantage during our sales process to clients. Emerging and declining trends also play a role in how clients perceive what features should be provided by which vendors.  We are sometimes able to capitalize on these opportunities by bundling features for greater value and/or increased fees and revenue. Management believes that in order to compete successfully, it must dedicate a greater allocation of resources to research and development. Updating our platform, creating new products and revamping the current products must be part of the ongoing operational practice in order to compete successfully. There can be no assurance that management will be able to successfully devote the resources needed for this research and development and that it will be able to compete successfully.

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

Results of Operations for the Three Months and Nine Months Ended March 31, 2012, compared to the Three Months and Nine Months Ended March 31, 2011

REVENUE

Total revenue for the three months ended March 31, 2012 decreased by $7,875 to $220,406 compared to $228,281 for the same prior period.  For the nine months ended March 31, 2012, total revenue decreased by $99,105 to $628,899 compared to $728,004 in the same prior period.  The overall decrease in revenue was the result of a decrease in recurring monthly fees caused by client terminations, partially offset by an increase in mobile website development. The client terminations were due to both i) the financial environment affecting the clients’ fiscal health and in turn, W9’s revenue stream from those clients, and ii) increased competition in the e-commerce software space and the perceived competitive nature of the ICS product-line.

COST OF REVENUE

The cost of revenue for the three months ended March 31, 2012 increased by $16,232 to $30,408 compared to $14,176 for the same prior period.  For the nine months ended March 31, 2012 the cost of revenue increased $25,902 to $80,773 compared to $54,871 for the same prior period.  The overall increase was primarily due to the increase in subcontractor services and recognition of the licensing fees to PageTransformer.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2012 increased $56,555 to $276,983 compared to $220,428 for the same prior period.  For the nine months ended March 31, 2012, SG&A expenses increased $86,668 to $882,565 compared to $795,897 in the same prior period.  The overall increase in SG&A expenses was primarily due to an increase in salary expense, partially offset by a decrease in bad debt expense.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended March 31, 2012 increased $4,634 to $24,544 as compared to $29,178 for the same prior period.  For the nine months ended March 31, 2012, the research and development expenses increased $17,111 to $92,554 as compared to $75,443 for the same prior period.  The overall increase was due to increased staffing expense associated with research and development to update our e-commerce platform and new products and features.

 NET INCOME/(LOSS)

The consolidated net loss for the three months ended March 31, 2012 was ($111,357) compared to the consolidated net loss of ($18,767) for the same prior period.  For the nine months ended March 31, 2012, the consolidated net loss was ($434,225) compared to the consolidated net loss of ($164,980) for the same prior period.  The consolidated net loss is mainly attributable to a reduction in revenue, and an increase in SG&A expense, as outlined above.

LIQUIDITY AND CAPITAL RESOURCES

The Company had net working capital deficit (i.e. the difference between current assets and current liabilities) of ($13,042) at March 31, 2012 as compared to a net working capital of $403,167 at June 30, 2011.  The decrease in net working capital at March 31, 2012 was caused by a reduction in revenue and an increase in operating expenses.

Cash flow used in operating activities was ($511,876) for the nine months ended March 31, 2012 as compared to cash flow used in operating activities of ($181,325) for the same prior period. The increase in cash flow used in operating activities of ($330,551) was primarily due to increases in net loss and the accounts receivable balance.

Cash flow used in investing activities was ($7,893) for the nine months ended March 31, 2012 as compared to cash flow used in investment activities of ($5,478) for the same prior period.  The increase in cash flow used in investing activities of ($2,415) was primarily due to the increase of equipment purchases during the current period.

Cash flow used in financing activities was $0 for the nine months ended March 31, 2012 as compared to ($21) for the same prior period.  The increase in cash flow of $21 used in financing activities was primarily due to no payments on debt being made during the current period.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by W9 in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. The Company’s Chairman, Chief Executive Officer, and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

Management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012 (under the supervision and with the participation of the Company’s Chairman, Chief Executive Officer, Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, the Company’s Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2012.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.  After evaluating the Company’s internal controls over financial reporting, the Company’s Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the internal controls over financial reporting are effective as of March 31, 2012.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of March 31, 2012 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

The Company may file additional collection actions and be involved in other litigation in the future.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item  3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item  4.  MINE SAFETY DISCLOSURES

Not applicable.

Item  5.  OTHER INFORMATION

On April 24, 2012 the Company appointed Gregory S. Boden as Chief Financial Officer and Andrew Van Noy as President.  Previously, Mr. Boden had served as an independent Director and the Chairman of the Audit Committee, and Mr Van Noy served as a Director.

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

WARP 9, INC.
(Registrant)

Dated: May 15, 2012	By:	/s/ William E. Beifuss
William E. Beifuss, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ William E. Beifuss	Dated: May 15, 2012
William E. Beifuss, Chief Executive Officer and Corporate Secretary (Principal Executive Officer)
By: /s/ Gregory S. Boden
Gregory S. Boden, Chief Financial Officer (Principal Financial/Accounting Officer)