Form 10-K
period 2012-06-30
WARP 9, INC.
filed 2012-09-28
CIK 743758

FORM 10-K

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

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
Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $394,925 as of June 30, 2012.

There were 96,135,126 shares outstanding of the registrant's Common Stock as of September 28, 2012.

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

Warp 9 Total Commerce Platform (Warp 9 TCP)

The Warp 9 TCP, our flagship product, is an enterprise-grade software system that enables catalogers and retailers to expand their operation to the Internet with minimal investment, overhead and risk. The TCP platform is a much more robust, scalable and flexible platform, than previously offered through Warp 9 ICS.  A business does not need to invest in new hardware or software in order to utilize the Warp 9 TCP, because it is offered as a fully managed online e-commerce system hosted in our internet datacenter.   With a range of easy to use and highly customizable features for product presentation as well store management, Warp 9 TCP satisfies many of the current and next generation requirements of catalogers and retailers.  We charge our customers a recurring monthly fee for using the Warp 9 TCP software based on 12, 24 and 36 month term agreements. There are various pricing packages for Warp 9 TCP, depending on the customer’s desired level of scalability and reliability.

Warp 9 TCP is designed with a highly scalable enterprise architecture that allows us to provide our customers with maximum performance and system uptime.  As our customer base or transaction volume grows, we simply add new servers, CPUs, memory and bandwidth without substantial changes to the TCP software.  The high end version of the Warp 9 TCP offering operates on a cluster of load balanced and fault-tolerant servers in our onsite datacenter.  If a server in the cluster fails for any reason, the architecture shifts the traffic to other available servers, thus minimizing downtime and disruption to our customers’ mission critical e-commerce websites.

Warp 9 E-mail Marketing System (Warp 9 EMS)

Warp 9 EMS is a web-based e-mail campaign and list management system designed for high performance and reliability. EMS's sophisticated technology allow our clients to send targeted e-mail campaigns that help grow, retain and maximize the lifetime value of their customers. Through content personalization and list segmentation, campaign efforts result in higher response rates, higher conversion rates and improved customer loyalty. E-mail marketing systems, such as Warp 9 EMS, enable unprecedented response times that are not achievable through traditional forms of direct marketing. TCP customers can also purchase EMS to complement their online e-commerce strategy.

Warp 9 Mobile

Warp 9 Mobile allows a company to extend the reach of existing e-commerce stores, into mobile devices.  Current TCP customers utilize a direct link to the e-commerce site fully managed by Warp 9, providing an end-to-end e-commerce solution.  Companies that would like to implement a mobile solution, without replacing the existing e-commerce platform, can utilize Warp 9 Mobile through the use of proxy server technology.  Warp 9 designs and manages the mobile site, which is an extension of the desktop site, without the need to migrate to Warp 9 TCP.  The flexibility of these two options allows Warp 9 to offer a mobile solution to companies looking expansion into mobile.

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

Site Design and Development

We offer our clients site design services that utilize our experience and expertise to create efficient and effective online stores powered by Warp 9 TCP.  Our e-commerce solutions can be deployed quickly for our clients and implemented in a variety of ways from simple shopping websites to complex systems that integrate to backend inventory management systems.  This is all done by maximally using the feature set of Warp 9 TCP.

Merchandizing and Promotions Design

The Warp 9 TCP technology platform supports a wide range of merchandising activities.  On an ongoing basis, we help our clients create effective promotional activities, up-sell, cross-sell as well as promote featured products during any phase of the shopping process.  By doing so, our professional services team continues to work with our clients to deliver targeted offers designed to increase conversion ratios and average order size.  We have also developed an algorithm that can help our clients automate the upsell/cross-sell opportunities.  Additionally, we have created a new advertising feature that allows our clients to easily add graphical elements with interior or exterior links to assist with instantaneous promotion of featured products.

Advanced Reporting and Analytics

Warp 9 TCP captures a great deal of information about sales and visitor activities in its database.  We provide our clients access to a collection of standard and customizable reports as well as create any report they need for their individual business making decisions.  For example, we can create custom reports to help our clients analyze the average orders size of one design versus another.  This enables our clients to track and analyze sales, products, transactions and customer behavior to further refine their market strategies to increase sales.

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

Revenue Model

We charge our customers a recurring monthly fee, based on term contracts, to use the Warp 9 TCP product under a Software-as-a-Service (“SaaS”) model.  Unlike traditional software companies that sell software on a perpetual license where quarterly and annual revenues are very difficult to predict, our SaaS model spreads the collection of contracts over several quarters or years and makes our revenues more predictable for a longer period of time.

The Company also generates incremental revenue by offering additional products such as Warp 9 EMS, professional web production, graphic design, marketing, and other consulting services to support Warp 9 products and generally to aid in the operations of our customers’ e-commerce activities.

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

In addition to our direct sales efforts, trade shows, and referrals, we intend to explore a channel partner strategy to expand our customer base.  Prospective channel partners include consultants and designers in the catalog industry, as well as backend order fulfillment systems providers and providers of complementary services or products.  With the growing maturity of multi-channel e-commerce strategies, many of the robust backend systems providers are looking for robust front-end e-commerce system, like Warp 9 TCP, to deliver a fully integrated online/offline solution to their clients.

Competition

The market for e-commerce solutions is highly competitive, especially as it reaches maturity. We compete with e-commerce solutions that our customers develop themselves or contract with third parties to develop. We also compete with other outsourced e-commerce providers. The competition we encounter includes:

●	In-house development of e-commerce capabilities using tools or applications from companies such as Art Technology Group, Broadvision, and IBM;

●	E-Commerce capabilities custom-developed by companies such as IBM Global Services, and Accenture, Inc.;

●	Other providers of outsourced e-commerce solutions, such as WebLinc, Volusion, UniteU, MarketLive, etc.;

●
Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including CyberSource Corporation, PayPal Corporation and Authorize.net;

●
High-traffic branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer their products for sale, such as Amazon.com, Inc.; and

●
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

Employees

As of September 28, 2012, we had twelve full time employees, one of whom is employed in an administrative position, three in sales and marketing positions, and eight technical employees employed in research, development, and technical product maintenance positions.

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

ITEM 2. PROPERTIES

The Company currently leases approximately 5,251 square feet of office space at 6500 Hollister Avenue, Suite 120, Santa Barbara, California 93117 for approximately $8,046 per month, pursuant to a five year lease agreement which commenced  on May 25, 2010. In addition, the Company is responsible for its pro-rata share of Common Area Maintenance fees.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the OTC Bulletin Board Market under the symbol “WNYN.” The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

Year Ended June 30, 2012	High	Low

First Quarter ended September 30, 2011	$0.0170	$0.0050
Second Quarter ended December 31, 2011	$0.0120	$0.0011
Third Quarter ended March 31, 2012	$0.0200	$0.0091
Fourth Quarter ended June 30, 2012	$0.0200	$0.0070

Year Ended June 30, 2011	High	Low

First Quarter ended September 30, 2010	$0.0175	$0.0125
Second Quarter ended December 31, 2010	$0.0190	$0.0110
Third Quarter ended March 31, 2011	$0.0150	$0.0090
Fourth Quarter ended June 30, 2011	$0.0080	$0.0050

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

As of June 30, 2012, there were approximately 354 record holders of the Company's common stock, not including shares held in “street name” in brokerage accounts which are unknown.  As of June 30, 2012, there were 96,135,126 shares of common stock outstanding on record.

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Warrants

During the fiscal year ended June 30, 2011, the Company issued warrants to purchase 28,019,163 shares of the Company's common stock at an exercise price of $0.003 exercisable for a period of five years from the date of issuance.

Equity Compensation Plan Information

Effective July 10, 2003, the Company adopted the Warp 9, Inc. 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the “Plan”) authorizing the issuance of up to 5,000,000 shares of the Company’s common stock pursuant to the grant and exercise of up to 5,000,000 stock options.  The Plan has been approved by the holders of the outstanding shares of the Company.  The following table sets forth certain information regarding the Plan as of June 30, 2012:

	Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,578,000	$0.007	1,422,000

ITEM 6. SELECTED FINANCIAL DATA.

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Cautionary Statements

This Form 10-K contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about Warp 9 Inc.’s (“Warp 9,” “we,” “us,” or the “Company”) financial condition, results of operations, and business.  These statements include, among others:

●	statements concerning the potential for benefits that Warp 9 may experience from its business activities and certain transactions it contemplates or has completed; and

●
statements of Warp 9’s expectations, future plans and strategies, anticipated developments, and other matters that are not historical facts.  These statements may be made expressly in this Form 10-K.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-K.  These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

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

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage, or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company may not be able to obtain customers for its products or services, the Company’s products and services may become obsolete, government regulation may hinder the Company’s business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, the exercise of outstanding warrants and stock options, and other risks inherent in the Company’s businesses.

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

Current Overview

Warp 9 is a provider of e-commerce software platforms and services for the retail and catalog industries. Our suite of software platforms are designed to help multi-channel retailers maximize the Internet channel by applying our technologies for e-commerce, online catalogs, e-mail marketing campaigns, and interactive visual merchandising. Offered as an outsourced and fully managed Software-as-a-Service (“SaaS”) model, our products allow customers to focus on their core business, rather than technical implementations and software and hardware architecture, design, and maintenance.  We also offer professional services to our clients which include online catalog design, merchandizing and optimization, order management, e-mail marketing campaign development, integration to third party payment processing and fulfillment systems, analytics, custom reporting, and strategic consultation.

Our products and services allow our clients to lower costs and focus on promoting and marketing their brand, product line, and website while leveraging the investments we have made in technology and infrastructure to operate a dynamic e-commerce operation.

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

The Warp 9 TCP, our new flagship product, is an enterprise-grade software system that enables catalogers and retailers to expand their operation to the Internet with minimal investment, overhead, and risk.  The TCP platform is a much more robust, scalable, and flexible platform, than previously offered through Warp 9 ICS.  A business does not need to invest in new hardware or software in order to utilize the Warp 9 TCP, because it is offered as a fully managed online e-commerce system hosted in our internet datacenter.  With a range of easy to use and highly customizable features for product presentation as well store management, we believe that the Warp 9 TCP satisfies many of the current and next generation requirements of catalogers and retailers.  We charge our customers a recurring monthly fee for using the Warp 9 TCP software based on 12, 24, and 36 month term agreements. There are various pricing packages for Warp 9 TCP, depending on the customer’s desired level of scalability and reliability.

Warp 9 TCP is designed with a highly scalable enterprise architecture that we believe allows us to provide our customers with maximum performance and system uptime.  As our customer base or transaction volume grows, we are able to add new servers, CPUs, memory, and bandwidth without substantial changes to the TCP software.  The high end version of the Warp 9 TCP offering operates on a cluster of load balanced and fault-tolerant servers in our onsite datacenter.  If a server in the cluster fails for any reason, the architecture shifts the traffic to other available servers, thus minimizing downtime and disruption to our customers’ mission critical e-commerce websites.

Research and development efforts have been focused both on these new products and on updating our current products with new features. In the planning phase of these new features, we look to direct client feedback and feature requests; we study the e-commerce landscape to determine features that will provide our clients with a competitive advantage in producing greater and more effective selling; and we also examine features that will create a competitive advantage during our sales process to clients.  Emerging and declining trends also play a role in how clients perceive what features should be provided by which vendors and we are sometimes able to capitalize on these opportunities by bundling features for greater value and/or increased fees and revenue.

A significant portion of the Company’s revenues are from monthly recurring fees for TCP, ICS, and Mobile products. During the fiscal year ending June 30, 2012, these products accounted for 61% of our gross revenue.  The monthly recurring fees are generally variable with the growth of a client’s online revenues.  Therefore, when our customers sell more online, our revenues and profit margin increase without dramatic increase in costs. During the fiscal year ending June 30, 2012, professional services accounted for 22% of our gross revenue.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the estimated recoverable amounts of trade accounts receivable, impairment of long-lived assets, revenue recognition, and deferred tax assets. We believe the following critical accounting policies require more significant judgment and estimates used in the preparation of the financial statements.

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments.  Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of our trade accounts receivable balances.  If we determine that the financial conditions of any of our customers has deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made.  Accounts receivable are written off when all collection attempts have failed.

We follow the provisions of Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" for revenue recognition and SAB 104. Under Staff Accounting Bulletin 101, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.

Income taxes are accounted for under the asset and liability method.  Under this method, to the extent that we believe that the deferred tax asset is not likely to be recovered, a valuation allowance is provided. In making this determination, we consider estimated future taxable income and taxable timing differences expected in the future.  Actual results may differ from those estimates.

Results of Operations for the Year Ended June 30, 2012 as Compared to the Year Ended June 30, 2011

REVENUE

Total revenue for the twelve month period ended June 30, 2012 decreased by $29,675 to $906,964, compared to $936,639 in the prior year, a decrease of 3%.  The difference is primarily due to a decrease in recurring fees and professional services associated with site development fees and other services.  The decrease in revenue was primarily driven by a reduction in the number of clients due to the effects of the continued struggling economy and a decrease in client budgets for e-commerce services.

COST OF REVENUE

The cost of revenue for the twelve month period ended June 30, 2012 increased by $48,021 or approximately 44% to $158,284, compared to $110,263 for the twelve month period ended June 30, 2011.  The increase in the cost of revenue was primarily due to new mobile sites being developed and launched during the current year and commissions for new projects.  In the prior year, the Company did not have a mobile platform, nor did it have a developed sales team.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (“SG&A”) expenses for the twelve months ended June 30, 2012 increased by $84,441, or approximately 8% to $1,195,511, compared to $1,111,070 for the twelve month period ended June 30, 2011.  The increase in SG&A expenses was primarily due to an increase in salary expense, as a result of the addition of 3 new employees.

RESEARCH AND DEVELOPMENT

Research and development expenses for the twelve months ended June 30, 2012 increased by $9,852, or approximately 9% to $119,163, compared to $109,311 for the twelve months ended June 30, 2011.  The increase was due to a focus on developing additional services for our customers.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the twelve months ended June 30, 2012 decreased $1,048, or approximately 4% to $25,888, compared to $26,936 for the twelve months ended June 30, 2011.  The decrease was due to many of the Company’s fixed assets becoming fully depreciated as of June 30, 2012, resulting in no current year depreciation expense being recognized for those assets.  This decrease was partially offset by depreciation of new fixed assets acquired during the current year.

OTHER INCOME AND EXPENSE

Total other income (expense) for the twelve months ended June 30, 2012 decreased $21,578, or approximately 50% to income of $21,517, compared to income of $43,095 for the twelve months ended June 30, 2011.  The decrease was primarily due to a decrease in finance charge income.

NET (LOSS)

For the twelve months ended June 30, 2012, Warp 9’s consolidated net loss was $574,735, compared to a consolidated net loss of $2,417,351 for the twelve months ended June 30, 2011.  This decrease in net loss is primarily due to the recognition of a valuation allowance recorded against deferred tax assets in the prior year and no such entry was recorded in the current year.

Liquidity and Capital Resources

As of June 30, 2012 the Company had a cash balance of $63,104 compared to $575,398 as of June 30, 2011.  Warp 9 had net working capital deficit (i.e. the difference between current assets and current liabilities) of ($110,972) as of June 30, 2012, compared to a net working capital of $401,196 at June 30, 2011.

Cash flow used by operating activities was $502,266 for the year ended June 30, 2012, compared to $231,763 used for the year ended June 30, 2011. Operating cash flow was negative during the year due to a decrease in revenues and an increase in accounts receivable.

Cash flow used by investing activities was $10,028 for the year ended June 30, 2012, compared to $7,650 provided in the year ended June 30, 2011, primarily as a result of additional computer equipment purchased in the current year.

Cash flow provided by financing activities was zero for the year ended June 30, 2012, compared to $81,074 used for the year ended June 30, 2011.  The decrease is primarily due to an investment by Wings Fund, Inc. into the Company in the prior year.

For the twelve months ended June 30, 2012, the Company’s capital needs have primarily been met from cash balances on hand.

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

WARP 9, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Warp 9, Inc.
Goleta, California

We have audited the accompanying consolidated balance sheets of Warp 9, Inc. and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warp 9, Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company does not generate significant revenue and has negative cash flows from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
September 28, 2012

WARP 9, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	June 30, 2011

ASSETS
CURRENT ASSETS
Cash	$63,104	$575,398
Accounts Receivable, net	93,340	68,269
Prepaid and Other Current Assets	11,792	25,388
TOTAL CURRENT ASSETS	168,236	669,055

PROPERTY & EQUIPMENT, at cost
Furniture, Fixtures & Equipment	83,288	89,485
Computer Equipment	260,179	632,793
Computer Software	14,025	20,972
Leasehold Improvements	18,696	18,696
	376,188	761,946
Less accumulated depreciation	(310,992)	(681,131)
NET PROPERTY AND EQUIPMENT	65,196	80,815

OTHER ASSETS
Lease Deposit	8,244	8,244
Internet Domain, net	1,273	1,513
Licensing fees	17,000	29,000
TOTAL OTHER ASSETS	26,517	38,757

TOTAL ASSETS	$259,949	$788,627

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$91,144	$71,248
Accrued Expenses	86,383	92,845
Accrued Interest	3,964	1,971
Deferred Income	32,853	32,010
Deferred Operating Lease Liability	5,636	4,045
Note Payable, Other	37,867	37,867
Customer Deposit	21,361	27,873
TOTAL CURRENT LIABILITIES	279,208	267,859

TOTAL LIABILITIES	279,208	267,859

SHAREHOLDERS' EQUITY/(DEFICIT)
Preferred Stock, $0.001 Par Value;
5,000,000 Authorized Shares; no shares issued and outstanding	-	-
Common Stock, $0.001 Par Value;
495,000,000 Authorized Shares;
96,135,126 and 96,135,126 Shares Issued and Outstanding , respectively	96,135	96,135
Additional Paid In Capital	7,334,613	7,299,905
Accumulated Deficit	(7,450,007)	(6,875,272)
TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)	(19,259)	520,768

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$259,949	$788,627

The accompanying notes are an integral part of these consolidated financial statements

WARP 9, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended
	June 30, 2012	June 30, 2011

REVENUE	$906,964	$936,639

COST OF SERVICES	158,284	110,263

GROSS PROFIT	748,680	826,376

OPERATING EXPENSES
Selling, general and administrative expenses	1,195,511	1,111,070
Research and development	119,163	109,311
Stock option expense	2,708	297
Depreciation and amortization	25,888	26,936

TOTAL OPERATING EXPENSES	1,343,270	1,247,614

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(594,590)	(421,238)

OTHER INCOME/(EXPENSE)
Other income	23,523	46,416
Interest expense	(2,006)	(3,321)

TOTAL OTHER INCOME (EXPENSE)	21,517	43,095

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(573,735)	(378,143)

PROVISION FOR INCOME (TAXES)/BENEFIT
Income taxes paid	(1,662)	(2,204)
Income tax (provision)/benefit	-	(2,037,004)

PROVISION FOR INCOME (TAXES)/BENEFIT	(1,662)	(2,039,208)

NET LOSS	$(574,735)	$(2,417,351)

EARNINGS PER SHARE
BASIC AND DILUTED	$(0.01)	$(0.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	96,135,126	74,640,974

The accompanying notes are an integral part of these consolidated financial statements

WARP 9, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, June 30, 2010	-	$-	68,115,963	$68,116	$7,178,988	$(4,457,921)	$2,789,183

Common stock issued for cash	-	-	28,019,163	28,019	56,038	-	84,057

Contributed services	-	-	-	-	64,614	-	64,614

Stock compensation expense	-	-	-	-	297	-	297

Stock issuance cost	-	-	-	-	(32)	-	(32)

Net loss	-	-	-	-	-	(2,417,351)	(2,417,351)

Balance, June 30, 2011	-	-	96,135,126	96,135	7,299,905	(6,875,272)	520,768

Stock compensation expense	-	-	-	-	2,708	-	2,708

Contributed services	-	-	-	-	32,000	-	32,000

Net loss	-	-	-	-	-	(574,735)	(574,735)

Balance, June 30, 2012	-	$-	96,135,126	$96,135	$7,334,613	$(7,450,007)	$(19,259)

The accompanying notes are an integral part of these consolidated financial statements

WARP 9, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(574,735)	$(2,417,351)
Adjustment to reconcile net loss to net cash
provided/(used) by operating activities
Depreciation and amortization	25,888	26,936
Bad debt expense	41,000	(150,516)
Cost of stock compensation recognized	2,708	297
Contributed services	32,000	64,614
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(66,071)	203,741
Prepaid and other assets	13,596	(13,500)
Deferred tax asset		2,037,039
Other assets	12,000	(20,795)
Increase (Decrease) in:
Accounts payable	19,896	(5,465)
Accrued expenses	(6,463)	34,174
Deferred income	843	11,343
Other liabilities	(2,928)	(2,280)

NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES	(502,266)	(231,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,028)	(7,650)

NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES	(10,028)	(7,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	-	(2,951)
Proceeds from issuance of common stock, net of cost	-	84,025

NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES	-	81,074

NET DECREASE IN CASH	(512,294)	(158,339)

CASH, BEGINNING OF YEAR	575,398	733,737

CASH, END OF YEAR	$63,104	$575,398

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$197	$3,641
Taxes paid	$2,237	$2,400

The accompanying notes are an integral part of these consolidated financial statements

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

1.	ORGANIZATION AND LINE OF BUSINESS

Organization
Warp 9, Inc. (the "Company") is a Nevada corporation formerly known as Roaming Messenger, Inc.,  formerly known as Latinocare Management Corporation ("LMC"). On August 24, 2006, the Company’s board of directors and a majority of shareholders voted to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc. to reflect a new strategic plan of focusing primarily on the business of the Company’s wholly owned subsidiary, Warp 9, Inc., a Delaware corporation. The Company, based in Goleta, California, began operations on October 1, 1999.  The Company is a provider of fully hosted web based e-commerce software products.

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

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through June 30, 2012. It is Management's plan to generate additional working capital from increasing sales from its new TCP and Mobile service offerings, and then continue to pursue its business plan and purposes.

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

The Consolidated Financial Statements include the Company and its majority-owned subsidiary ("Warp 9, Inc., a Delaware corporation"). All significant inter-company transactions are eliminated in consolidation.

Accounts receivable
The Company extends credit to its customers, who are located nationwide.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balance of the allowance account at June 30, 2012 and 2011 are $52,408 and $11,408 respectively.

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

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

Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved.  The deferred revenue as of June 30, 2012 and 2011 was $32,853 and $32,010, respectively.

For the fiscal year ended, June 30, 2012, monthly recurring fees for TCP, ICS and mobile services account for 61% of the Company’s total revenues, professional services account for 22% and the remaining 17% of total revenues are from resale of third party products and services.

For the fiscal year ended, June 30, 2011, monthly recurring fees for TCP, ICS and mobile services account for 75% of the Company’s total revenues, professional services account for 8% and the remaining 17% of total revenues are from resale of third party products and services.

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

Research and Development
Research and development costs are expensed as incurred.  Total research and development costs were $119,163 and $109,311 for the years ended June 30, 2012 and 2011, respectively.

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $25,116 and $4,404 for the years ended June 30, 2012 and 2011, respectively.

Fair value of financial instruments
The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of June 30, 2012 and 2011, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Property and Equipment
Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses are $25,888 and $26,936 for the years ended June 30, 2012 and 2011 respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the year ended June 30, 2012, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2012 based on the grant date fair value estimated.   Stock-based compensation expense recognized in the statement of income for the year ended June 30, 2012 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the year ended June 30, 2012 and 2011 are $2,708 and $297 respectively.

Earnings Per Share
Earnings per Share require the Company to calculate earnings per share based on basic and diluted earnings per share, as defined. Basic earnings per share exclude dilution and are computed by dividing net income by the

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options and warrants to issue common stock were exercised or converted into common stock. For the year ended June 30, 2012, since the Company reported a net loss, the additional diluted shares would have had an anti-dilutive effect.  Therefore, all additional shares that would have been included in the diluted earnings per share calculation were excluded, and the basic and diluted earnings per share numbers are identical.

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

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the three months ended June 30, 2012, and no pronouncements were adopted during the period.

Reclassification
Certain balance sheet and statement of operations amounts for the year ended June 30, 2011 were reclassified to conform to the presentation for the year ended June 30, 2012.

3.      NOTES PAYABLE

At June 30, 2007, the Company reclassified an accounts payable account to a vendor in the amount of $154,429 to a note payable. The monthly payment on the note is $3,342 per month and bears annual interest at the rate of 10% per annum. At June 30, 2012 and 2011, the outstanding principal and accrued interest balance was $41,831 and $39,838 respectively.  The total outstanding and accrued interest balance of $41,831 is currently due.

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

The provision (benefit) for income taxes for the year ended June 30, 2012 and 2011 consist of the following:

	2012	2011
Federal:
Current	$-	$-
Deferred	-	1,777,771

State:
Current	-	-
Deferred	-	261,437
	$-	$2,039,208

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

4.    DEFERRED TAX BENEFIT (continued)

Net deferred tax assets consist of the following components as of June 30, 2012 and 2011:

	2012	2011
Deferred Tax Assets:
NOL Carryforward	$2,207,500	$2,021,500
Depreciation	7,500	1,500
R&D Carryforward	11,100	95,000
Capital Loss Carryforward	11,800	30,500
Accrued Vacation Payable	6,500	12,000
Allowance for Doubtful Accounts	20,500	4,500
Contribution Carryforward	200
Deferred Tax Liabilities:	-	-

Valuation Allowance	(2,265,100)	(2,165,000)
Net Deferred Tax Asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended June 30, 2012 and 2011 due to the following:

	2012	2011
Book Income	$(224,000)	$(147,500)
State Income Taxes	-	-
Nondeductible expenses	1,000	500
Accrued Vacation Payable	6,000	7,500
Allowance for Bad Debt	16,000	(58,500)
Depreciation	(4,500)	(4,500)
Contributed Services	12,500	25,000
R&D Credit	4,500	-
Valuation Allowance	188,500	177,500
Income Tax Expense	$-	$-

At June 30, 2012, the Company had net operating loss carryforwards of approximately $5,660,282, that may be offset against future taxable income from the year 2011through 2031.  No tax benefit has been reported in the June 30, 2012 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

5.      INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

5.      INCOME TAXES (continued)

GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.  Included in the balances at June 30, 2012 and 2011, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended June 30, 2012 and 2011, the Company did not recognize interest and penalties.

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

The Company used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock. The fair value of options granted during the year ended June 30, 2012, was determined using the Black Scholes method with the following assumptions:

Year Ended
6/30/2012
Risk free interest rate	6.00%
Stock volatility factor	171
Weighted average expected option life	4 years
Expected dividend yield	none

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

7.      STOCK OPTIONS AND WARRANTS (continued)

A summary of the Company’s stock option activity and related information follows:

	Year ended June 30, 2012		Year ended June 30, 2011
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of year	608,000	$0.06	648,000	$0.05
Granted	3,500,000	0.004	-	-
Exercised	-	-	-	-
Forfeited	(530,000)	0.05	(40,000)	0.05
Outstanding - end of year	3,578,000	$0.01	608,000	$0.06
Exercisable at the end of year	703,430	$0.017	596,913	$0.06
Weighted average fair value of
options granted during the year		$0.004		$-

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

The weighted average remaining contractual life of options outstanding, as of June 30, 2012 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.350	20,000	1.50
$0.050	50,000	2.32
$0.050	8,000	6.08
$0.004	3,500,000	9.29
	3,578,000

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

7.      STOCK OPTIONS AND WARRANTS (continued)

Warrants
During the years ended June 30, 2012 and 2011, the Company issued no warrants for services. A summary of the Company’s warrant activity and related information follows:

	Year End		Year End
	June 30, 2012		June 30, 2011
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of year	28,019,163	$0.003	1,900,000	$0.550
Granted	-	-	28,019,163	0.003
Exercised	-	-	-	-
Forfeited	-	-	(1,900,000)	(0.055)
Outstanding - end of year	28,019,163	$0.003	28,019,163	$0.003

The weighted average remaining contractual life of warrants outstanding as of June 30, 2012 was as follows:

Weighted
Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.003	28,019,163	3.77
8.      CONCENTRATIONS

For the year ended June 30, 2012, the Company had three customers who represented approximately 55% of total revenue.  For the year ended June 30, 2011, the Company had four customers who represented approximately 62% of total revenue.

At June 30, 2012 and 2011, accounts receivable from four customers represented approximately 75% and 90% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

The Company has a concentration of credit risk for cash by maintaining deposits with banks, which at the time may exceed insured amounts.  At June 30, 2011, the Company had bank balances exceeding the amount insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”).

9.      COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company moved to a new facility and signed a new operating lease for five years as of May 1, 2010. The monthly lease payments per month are $8,046. The following is a schedule, by years, of future minimum rental payments required under the operating leases for the facility.  The lease of the facility expires in 2015.  The following is a schedule of minimum lease payments for the next four years.

Years Ending June 30,	Rent Payment
2013	$96,552
2014	$96,552
2015	$80,460

WARP 9, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

9.      COMMITMENTS AND CONTINGENCIES (continued)

Total lease expense for the years ended June 30, 2012 and 2011 was $152,198 and $152,066, respectively.  The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

Legal Matters
The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

10.  SUBSEQUENT EVENTS
Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined that the following subsequent event is reportable.

On August 13, 2012, Andrew Van Noy, who previously served as President of the Company, was appointed Chief Executive Officer.  Mr. Van Noy replaced William Beifuss, who served as Chief Executive Officer from June 8, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

As of June 30, 2012, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized, and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2012.

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

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”  Based on this assessment, management believes that, as of June 30, 2012, our internal control over financial reporting was effective based on those criteria.  There have been no changes in internal control over financial reporting since June 30, 2012, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2012 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists the executive officers and directors of the Company as of June 30, 2012:

Name	Age	Position

William E. Beifuss	68	Chief Executive Officer, Corporate Secretary, and Chairman of the Board of Directors

Andrew Van Noy	29	President and Director

Gregory Boden	41	Chief Financial Officer and Director

William E. Beifuss, Jr., age 68, has been a director of the Company since November 18, 2008 and Chairman of the Board since December 11, 2008.  From June 8, 2010 to April 24, 2012, Mr. Beifuss was the President of the Company, from June 8, 2010 to August 13, 2012, he was the Chief Executive Officer of the Company, from June 30, 2011 to April 24, 2012, he was the interim Chief Financial Officer of the Company, and since June 30, 2011, he has been the Corporate Secretary of the Company.  Mr. Beifuss is a business executive and has served since February 2006 as the Chief Executive Officer of Cumorah Capital, Inc., a private investment company.  From April 1992 to January 2006, Mr. Beifuss was Chief Executive Officer of Coeur D’Alene French Baking Company.  He served as a unit committee chairman of Boy Scouts of America.

Mr. Beifuss’ qualifications:
●
Leadership experience – Mr. Beifuss has been our chairman since November 2008, our President from December 1, 2008 to April 24, 2012,  our Chief Executive Officer from December 11, 2008 to August 13, 2012, our interim Chief Financial Officer from June 30, 2011 until the appointment of Mr. Boden as the Chief Financial Officer on April 24, 2012, and our Corporate Secretary since June 30, 2011.  He also currently serves as the Chief Executive Officer of Cumorah Capital, Inc., a private investment company.

●	Finance experience – Mr. Beifuss currently serves as Chief Executive Officer of Cumorah Capital, Inc. and has been supervising the financial management of Warp 9 since July 1, 2011.
●	Industry experience – Warp 9 is the first e-commerce software platform and services provider managed by Mr. Beifuss.

Andrew Van Noy, age 29, has been a director of the Company since November 17, 2012.  Mr. Van Noy has been the President of the Company since April 24, 2012 and the Chief Executive Officer of the Company since August 13, 2012.  He was the Vice President of Sales and Marketing for the Company from May 1, 2011 to November 17, 2012 and Executive Vice President of the Company from November 17, 2012 to April 24, 2012.  Mr. Van Noy comes to the Company with experience in the Private Equity and Investment Banking Industry, where he served from April 2006 to December 2008 as Director of Velocity of Money, a boutique real estate Private Equity firm, and managed over $300 million of transactions at Morgan Stanley's global banking headquarters in Salt Lake City, Utah.  From January 2009 to April 2011, Mr. Van Noy served as the Vice President of Sales and Marketing for PageTransformer, a company which provided web and software development for iPad, iPhone and Android devices.

Mr. Van Noy's qualifications:

●	Leadership Experience – Mr. Van Noy has held various leadership and executive positions including Executive Vice President, President, and Chief Executive Officer of the Company.

●
Industry Experience – Mr. Van Noy helped lead the re-branding and re-structuring of the Company, including the launch of the new Warp 9 Total Commerce Platform (“TCP”).  In addition, Mr. Van Noy led the Company to a strategic partnership with the industry leading mobile commerce technology provider, Moovweb, to offer cutting edge mobile commerce website technology to its customers.

Gregory Boden, age 41, has been a director of the Company since November 17, 2011.  On April 24, 2012 Mr. Boden was appointed Chief Financial Officer of the Company, a position previously held by Mr. Beifuss.  From June 1, 2011 to March 1, 2012, Mr. Boden served as an independent contractor assisting the Company in accounting and financial reporting matters.  In addition to his position as Chief Financial Officer, Mr. Boden has served since January 1, 2011 as the President of Bountiful Capital, LLC, a Santa Barbara based private equity company.  Prior to joining the Company, from September 2006 to October 2009, Mr. Boden worked in public accounting in the audit practice of KPMG, LLP, after which, from October 2009 to December 2010, he and managed the franchise accounting, treasury and cash application departments of Select Staffing, a nationwide staffing company.

Mr. Boden’s qualifications:
●
Leadership experience – Mr. Boden has managed teams ranging from three to 50 people in various industries and backgrounds.  In public accounting, Mr. Boden supervised the planning and day-to-day execution of audits of large public, private and governmental entities.

●
Industry experience – Mr. Boden worked for several years in the telecommunications industry for AT&T and WorldCom (now Verizon Business) selling voice, data, internet, and data center services.  He leverages his industry expertise while assisting in the planning and operation of the Company’s data center and overall sales strategy.

●
Finance experience – Mr. Boden has been assisting the Company with accounting and financial reporting matters since June 1, 2011, and for several years outside the Company.  He is a Certified Public Accountant, licensed in the state of California and has been instrumental in streamlining the accounting and financial reporting processes of the Company.  Mr. Boden also serves as the Treasurer of the Los Padres Council of the Boy Scouts of America, a position which he has held since June 2010.  In that position, he oversees the monthly financial reporting and assists office staff with implementation of proper internal control structures and complicated accounting matters.

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

Report of the Audit Committee

In February 2006, the sole member of the Company’s Audit Committee resigned from the Board of Directors for personal reasons.  The Company has not reformed the Audit Committee since that time.  Accordingly the Company has not received any reports from an Audit Committee during the fiscal year ended June 30, 2012.  The Company’s full Board of Directors is presently performing the functions of an Audit Committee until a new Audit Committee is formed in the future.

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

●	Base salary and benefits are designed to attract and retain employees over time.
●	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
●
Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

●
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

The Elements of Warp 9’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise.  None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended June 30, 2012, all executive officer base salary decisions were approved by the board of directors.

Our board of directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, or during the year if needed, and the board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions.  We have a 401(k) Plan, to which the Company does not make contributions, but if we adopt such a policy in the future, base salary would be the only element of compensation that would be used in determining the amount of contributions permitted under the 401(k) Plan.

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

Equity Incentive Awards

Effective July 10, 2003, our board of directors adopted the Warp 9, Inc. 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the “Plan”) authorizing the issuance of up to 5,000,000 shares of our common stock pursuant to the grant and exercise of up to 5,000,000 stock options.  The Plan has been approved by the holders of our outstanding shares.  We believe that stock option awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders.  The board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options, if any, currently held by the officer and their vesting schedule.  Our policy prohibits backdating options or granting them retroactively.

Benefits and Prerequisites

At this stage of our business we have limited benefits and no prerequisites for our employees other than health insurance and vacation benefits that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws.  We may adopt retirement plans and confer other fringe benefits for our executive officers in the future if our business grows sufficiently to enable us to afford them.

Separation and Change in Control Arrangements

We do not have any employment agreements with our Named Executive Officers or any other executive officer or employee of Warp 9.  None of them are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

Executive Officer Compensation

The following summary compensation table sets forth certain information concerning compensation paid to the Company’s Chief Executive Officer and its most highly paid executive officers (the “Named Executive Officers”) whose total annual salary and bonus for services rendered in all capacities for the year ended June 30, 2012 was $100,000 or more.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	All Other Compensation	Total

William E. Beifuss (1) Chairman of the Board and Corporate Secretary, and former Chief Executive Officer, President, and Interim Chief Financial Officer	2012 2011	$64,000 $48,000	-0- -0-	-0- -0-	-0- -0-	$72,000 $48,000

Louie Ucciferri (2) Former Acting Chief Financial Officer, Corporate Secretary	2012 2011	-0- $30,000	-0- -0-	-0- -0-	-0- -0-	-0- $30,000

Andrew Van Noy (3) Chief Executive Officer, President, and Director	2012 2011	$89,000 $12,000	-0- -0-	-0- -0-	$12,808 -0-	$101,808 $12,000

Gregory Boden (4) Chief Financial Officer and Director	2012 2011	$30,000 $2,500	-0- -0-	$2,000 -0-	-0- -0-	$32,000 $2,500

(1)
Mr. Beifuss received $1 per year in consideration for his services as an executive officer of the Company until December 2010.  From January 2011 to March 31, 2012, his compensation was increased to $8,000 per month for his services as the President and Chief Executive Officer of the Company.  Beginning March 1, 2012, Mr. Beifuss forfeited his salary.  Mr. Beifuss does not receive any compensation for his services as the Chairman of the Board of Directors of the Company.  During the year ended June 30, 2012, Mr. Beifuss held the position of President until April 24, 2012 and the position of Chief Executive Office until August 13, 2012.

(2)
Mr. Ucciferri received $2,500 per month in consideration for his services as an executive officer of the Company.  Mr. Ucciferri resigned from his position as Acting Chief Financial Officer and Corporate Secretary on June 30, 2011.  Mr. Ucciferri did not serve in any capacity in the Company during the year ended June 30, 2012.

(3)
Mr. Van Noy has been the President of the Company since April 24, 2012 and the Chief Executive Officer of the Company since August 13, 2012.  Part of Mr. Van Noy’s compensation is commission-based, for new business he brings into the Company.  As of June 30, 2012, total earned commissions were $12,808.

(4)
Mr. Boden has been the Chief Financial Officer of the Company since April 24, 2012.  From June 1, 2011 to April 24, 2012, Mr. Boden provided accounting and financial reporting assistance to the Company both as a non-executive employee and as an independent contractor.  Mr. Boden’s compensation during the fiscal year ended June 30, 2012, both as an employee and a contractor, was $2,500 per month.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by the Company's executive officers at June 30, 2012.

Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Gregory Boden	93,753	406,247	$0.004	October 12, 2021
Chief Financial Officer

(1)
On October 12, 2011, Mr. Boden received stock options to purchase 500,000 shares of common stock, at an exercise price of $0.004 per share exercisable for a period of ten years from the date of grant.  These stock options vest according to the following schedule: 1/48 per month commencing on the date of grant until all of the options are vested.

Option Exercises and Stock Vested

None of the Company’s executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended June 30, 2012.

Director Compensation

The Company’s directors did not receive any compensation for their services rendered to the Company as directors during the fiscal years ended June 30, 2012 and June 30, 2011.

Employment Agreements

The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

Stock Option Plan

On July 10, 2003, the Board of Directors of the Company adopted the 2003 Stock Option Plan for Directors, Executive Officers, Employees and Key Consultants of the Company (the “2003 Plan”).  The 2003 Plan was ratified by the shareholders of the Company by written consent effective August 25, 2003.  The 2003 Plan authorizes the issuance of up to 5,000,000 shares of the Company’s common stock pursuant to the grant and exercise of up to 5,000,000 stock options.  To date, 3,578,000 options to purchase 3,578,000 shares of common stock at a volume weighted average price of $0.007 per share granted under the 2003 Plan are outstanding.  To date, no options have been exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Warp 9 at September 28, 2012.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of September 28, 2012 are deemed outstanding even if they have not actually been exercised.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 96,135,126 outstanding shares of common stock.  Except as otherwise listed below, the address of each person is c/o Warp 9, Inc., 6500 Hollister Avenue, Suite 120, Santa Barbara, California 93117.  Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership

William E. Beifuss Chairman and Corporate Secretary	3,404,863	3.54%
Gregory Boden Director and Chief Financial Officer	166,669 (2)	*

All current Executive Officers as a Group	3,456,945	3.60%

Wings Fund, Inc. 5662 Calle Real #115 Santa Barbara, California 93117	31,403,691	32.67%

Jonathan Lei 7127 Hollister Avenue, #25A Santa Barbara, California 93117	17,393,905	18.09%

* Indicates beneficial ownership of less than 1%.

(1)           Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of September 28, 2012.

(2)           Includes 114,587 shares which may be purchased pursuant to stock options that are exercisable within 60 days of September 28, 2012.

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

Audit Fees

An aggregate of $32,306 was billed by our auditors for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2012, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2011, December 31, 2011, and March 31, 2012.

An aggregate of $46,755 was billed by our auditors for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2011, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2010, December 31, 2010, and March 31, 2011.

Tax Fees

Our auditors billed the Company $1,010 for tax preparation services during the fiscal year ended June 30, 2012.

Our auditors billed the Company $2,688 for tax preparation services during the fiscal year ended June 30, 2011.

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

WARP 9, INC.

Dated: September 28, 2012	By:	/s/ Andrew Van Noy
Andrew Van Noy,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew Van Noy	Dated: September 28, 2012
Andrew Van Noy,
Chief Executive Officer, President
(Principal Executive Officer)

/s/ Gregory Boden	Dated: September 28, 2012
Gregory Boden, Chief Financial Officer (Principal Financial/Accounting Officer)