Form 10-Q
period 2012-09-30
WARP 9, INC.
filed 2012-11-13
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2012

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

                         Commission File Number: 0-13215

                                  WARP 9, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                     30-0050402
---------------------------------         ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

            6500 HOLLISTER AVENUE, SUITE 120, SANTA BARBARA, CA 93117
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 964-3313
           -----------------------------------------------------------
               Registrant's telephone number, including area code

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
--------------------------------------------------------------------------------
        Yes[_X_]                                                          No[__]
--------------------------------------------------------------------------------
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
--------------------------------------------------------------------------------
        Yes[_X_]                                                          No[__]
--------------------------------------------------------------------------------
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).
--------------------------------------------------------------------------------
Large accelerated filer        [___]        Accelerated filer             [___]
--------------------------------------------------------------------------------
Non-accelerated filer          [___]        Smaller reporting company     [_X_]
(Do not check if a smaller
reporting company)
--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
--------------------------------------------------------------------------------
        Yes[__]                                                          No[_X_]
--------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of November 13, 2012, the number of shares outstanding of the registrant's class of common stock was 96,135,126.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----

Item 1.        Consolidated Financial Statements                              3

               Consolidated Balance Sheets as of  September 30, 2012
                (unaudited) and June 30, 2012                                 3

               Consolidated Statements of Operations for the Three Months
                ended September 30, 2012 and September 30, 2011 (unaudited)   4

               Consolidated Statement of Shareholders' Equity/(Deficit)
                for the Three Months ended September 30, 2012 (unaudited)     5

               Consolidated Statements of Cash Flows for the Three Months
                ended September 30, 2012 and September 30, 2011 (unaudited)   6

               Notes to Consolidated Financial Statements (unaudited)         7

Item 2.        Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk    14

Item 4T.       Controls and Procedures                                       14

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                             15

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds   15

Item 3.        Defaults Upon Senior Securities                               15

Item 4.        Mine Safety Disclosures                                       15

Item 5.        Other Information                                             15

Item 6.        Exhibits                                                      15

Signatures                                                                   16

PART I. - FINANCIAL INFORMATION
-------------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------

                                              WARP 9, INC. AND SUBSIDIARY
                                              CONSOLIDATED BALANCE SHEETS

                                                                                 September 30, 2012      June 30, 2012
                                                                               ----------------------- -----------------
                                                                                    (unaudited)
                                                         ASSETS
CURRENT ASSETS
  Cash                                                                         $               27,179  $         63,104
  Accounts Receivable, net                                                                    183,688            93,340
  Prepaid and Other Current Assets                                                              8,451            11,792
                                                                               ----------------------- -----------------
        TOTAL CURRENT ASSETS                                                                  219,318           168,236
                                                                               ----------------------- -----------------
PROPERTY & EQUIPMENT, at cost
  Furniture, Fixtures & Equipment                                                              83,288            83,288
  Computer Equipment                                                                          260,179           260,179
  Computer Software                                                                            14,025            14,025
  Leasehold Improvements                                                                       18,696            18,696
                                                                               ----------------------- -----------------
                                                                                              376,188           376,188
  Less accumulated depreciation                                                              (316,584)         (310,992)
                                                                               ----------------------- -----------------
        NET PROPERTY AND EQUIPMENT                                                             59,604            65,196
                                                                               ----------------------- -----------------
OTHER ASSETS
  Lease Deposit                                                                                 8,244             8,244
  Internet Domain, net                                                                          1,213             1,273
  Licensing fees                                                                               14,000            17,000
                                                                               ----------------------- -----------------
        TOTAL OTHER ASSETS                                                                     23,457            26,517
                                                                               ----------------------- -----------------
                TOTAL ASSETS                                                   $              302,379  $        259,949
                                                                               ======================= =================

                                     LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES
  Accounts Payable                                                             $              143,802  $         91,144
  Accrued Expenses                                                                             85,100            86,383
  Accrued Interest                                                                              4,961             3,964
  Deferred Income                                                                              31,375            32,853
  Deferred Operating Lease Liability                                                            5,645             5,636
  Note Payable, Other                                                                          37,867            37,867
  Customer Deposit                                                                             21,361            21,361
                                                                               ----------------------- -----------------
        TOTAL CURRENT LIABILITIES                                                             330,111           279,208
                                                                               ----------------------- -----------------
                TOTAL LIABILITIES                                                             330,111           279,208
                                                                               ----------------------- -----------------
SHAREHOLDERS' EQUITY/(DEFICIT)
  Preferred Stock, $0.001 Par Value;
  5,000,000 Authorized Shares; no shares issued and outstanding                                     -                 -
  Common Stock, $0.001 Par Value;
  495,000,000 Authorized Shares;
  96,135,126 and 96,135,126 Shares Issued and Outstanding , respectively                       96,135            96,135
  Additional Paid In Capital                                                                7,350,295         7,334,613
  Accumulated Deficit                                                                      (7,474,162)       (7,450,007)
                                                                               ----------------------- -----------------
        TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)                                                  (27,732)          (19,259)
                                                                               ----------------------- -----------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)           $              302,379  $        259,949
                                                                               ======================= =================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                WARP 9, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                                        (unaudited)

                                                                                        Quarter Ended
                                                                    -------------------------------------------------------
                                                                        September 30, 2012          September 30, 2011
                                                                    --------------------------- ---------------------------
REVENUE                                                             $                  350,731  $                  194,438

COST OF SERVICES                                                                        53,327                      14,177
                                                                    --------------------------- ---------------------------

GROSS PROFIT                                                                           297,404                     180,261
                                                                    --------------------------- ---------------------------

OPERATING EXPENSES
  Selling, general and administrative expenses                                         312,615                     289,707
  Research and development                                                              13,307                      39,036
  Stock option expense                                                                   3,682                          48
  Depreciation and amortization                                                          5,652                       6,179
                                                                    --------------------------- ---------------------------

        TOTAL OPERATING EXPENSES                                                       335,255                     334,970
                                                                    --------------------------- ---------------------------

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)                                    (37,851)                   (154,709)
                                                                    --------------------------- ---------------------------

OTHER INCOME/(EXPENSES)
  Other income                                                                           7,500                       7,740
  Gain on extinguishment of debt                                                         8,808                           -
  Interest expense                                                                        (996)                     (7,345)
                                                                    --------------------------- ---------------------------

        TOTAL OTHER INCOME/(EXPENSES)                                                   15,312                         395
                                                                    --------------------------- ---------------------------

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES                                        (22,539)                   (154,314)
                                                                    --------------------------- ---------------------------

PROVISION FOR INCOME (TAXES)/BENEFIT
  Income taxes paid                                                                     (1,616)                     (1,662)
  Income tax (provision)/benefit                                                             -                           -
                                                                    --------------------------- ---------------------------

        PROVISION FOR INCOME (TAXES)/BENEFIT                                            (1,616)                     (1,662)
                                                                    --------------------------- ---------------------------

NET LOSS                                                            $                  (24,155) $                 (155,976)
                                                                    =========================== ===========================

EARNINGS PER SHARE
    BASIC AND DILUTED                                               $                    (0.00) $                    (0.00)
                                                                    =========================== ===========================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC AND DILUTED                                                               96,135,126                  96,135,126
                                                                    =========================== ===========================







                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                                                  WARP 9, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(DEFICIT)
                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012







                               Preferred Stock            Common Stock            Additional
                          ----------------------   ---------------------------     Paid-in         Accumulated
                             Shares     Value          Shares        Value         Capital           Deficit          Total
                          ----------- ----------   -------------- ------------ ---------------- ----------------- -------------
Balance, June 30, 2012           -    $     -       96,135,126    $  96,135    $   7,334,613    $   (7,450,007)   $  (19,259)

Stock compensation
 expense (unaudited)             -          -                -            -            3,682                 -         3,682

Contributed services
 (unaudited)                     -          -                -            -           12,000                 -        12,000

Net loss (unaudited)             -          -                -            -                -           (24,155)      (24,155)
                          ----------- ----------   -------------- ------------ ---------------- ----------------- -------------
Balance,
 September 30, 2012
 (unaudited)                     -    $     -       96,135,126    $  96,135    $   7,350,295    $   (7,474,162)   $  (27,732)
                          =========== ==========   ============== ============ ================ ================= =============


































                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                                        WARP 9, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)


                                                                           Three Months Ended
                                                               September 30, 2012      September 30, 2011
                                                             ---------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                           $           (24,155)     $          (155,976)
          Adjustment to reconcile net loss to net cash
             provided/(used) by operating activities
          Depreciation and amortization                                    5,652                    6,179
          Bad debt expense                                                     -                     (406)
          Cost of stock compensation recognized                            3,682                       48
          Contributed services                                            12,000                        -
          Change in assets and liabilities:
          (Increase) Decrease in:
          Accounts receivable                                            (90,348)                 (19,011)
          Prepaid and other assets                                         3,341                  (11,374)
          Other assets                                                     3,000                    3,000
          Increase (Decrease) in:
             Accounts payable                                             52,658                  (26,104)
             Accrued expenses                                             (1,283)                  (4,558)
             Deferred income                                              (1,478)                   7,593
             Other liabilities                                             1,006                   (6,036)
                                                             ---------------------    --------------------

      NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES                   (35,925)                (206,645)
                                                             ---------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                                   -                   (7,893)
                                                             ---------------------    --------------------

      NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES                         -                   (7,893)
                                                             ---------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Payment on notes payable                                             -                        -
                                                             ---------------------    --------------------

      NET CASH  PROVIDED/(USED) IN FINANCING ACTIVITIES                        -                        -
                                                             ---------------------    --------------------

      NET DECREASE IN CASH                                               (35,925)                (214,538)


CASH, BEGINNING OF YEAR                                                   63,104                  575,398
                                                             ---------------------    --------------------

CASH, END OF PERIOD                                          $            27,179      $           360,860
                                                             =====================    ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Interest paid                                          $                 -      $               996
                                                             =====================    ====================
      Taxes paid                                             $                 -      $                 -
                                                             =====================    ====================








                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2012

1.   BASIS OF PRESENTATION
--------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2012.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------

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

     ACCOUNTS RECEIVABLE
     The Company extends credit to its customers, who are located primarily in California. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at September 30, 2012 and June 30, 2012 are $52,408 and $52,408, respectively.

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

     Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. The deferred revenue as of September 30, 2012 and June 30, 2012 was $31,375 and $32,853, respectively.

     For the quarter ended, September 30, 2012, monthly recurring fees for TCP, ICS and mobile services account for 34% of the Company's total revenues, professional services account for 60% and the remaining 6% of total revenues are from resale of third party products and services.

     For the quarter ended, September 30, 2011, monthly recurring fees for TCP, ICS and mobile services account for 70% of the Company's total revenues, professional services account for 13% and the remaining 17% of total revenues are from resale of third party products and services.

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

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2012

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended September 30, 2012, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2012 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of income for the three months ended September 30, 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the three months ended September 30, 2012 and 2011 are $3,682 and $48 respectively.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     Management reviewed accounting pronouncements issued during the three months ended September 30, 2012, and no pronouncements were adopted during the period.

     RECLASSIFICATION
     Certain statement of operations amounts for the three months ended September 30, 2011 were reclassified to conform to the presentation of the period ended September 30, 2012.

3.   LIQUIDITY AND OPERATIONS
-----------------------------

     The company had net losses of $24,155 and $155,976 for the three months periods ended September 30, 2012 and 2011, respectively, and net cash used in operating activities of $35,925 and $206,645 for the same periods, respectively.

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

     GOING CONCERN
     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. Management believes the existing shareholders and potential prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.

4.   CAPITAL STOCK
------------------

     At September 30, 2012 and 2011, the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

5.   STOCK OPTIONS AND WARRANTS
-------------------------------

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

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2012

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

     On August 13, 2012, the Company granted 12,500,000 non-qualified stock options at a strike price of $0.0053. The options vest 1/36th monthly and expire August 13, 2019.

     A summary of the Company's stock option activity for the three months ending September 30, 2012, and related information follows:

                                                      September 30, 2012
                                                 -----------------------------
                                                                  Weighted
                                                                   average
                                                                  exercise
                                                    Options         price
                                                 -------------- --------------
     Outstanding -beginning of period                3,578,000  $       0.006
     Granted                                        12,500,000          0.005
     Exercised                                               -              -
     Forfeited                                        (500,000)         0.004
                                                 -------------- --------------
     Outstanding - end of period                    15,578,000  $       0.006
                                                 ============== ==============
     Exercisable at the end of period                1,351,195  $       0.012
                                                 ============== ==============
     Weighted average fair value of
      options granted during the year                           $      66,250
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

     The weighted average remaining contractual life of options outstanding issued under the plan as of September 30, 2012 was as follows:

                                                               Weighted
                                                                Average
                                         Number of             remaining
               Exercise                   options             contractual
                prices                  outstanding           life (years)
         --------------------       ------------------    -------------------
         $      0.350                          20,000            1.25
         $      0.050                          50,000            2.06
         $      0.050                           8,000            5.83
         $      0.005                      12,500,000            6.87
         $      0.004                       3,000,000            9.04
                                    ------------------
                                           15,578,000
                                    ==================
6. SUBSEQUENT EVENTS
--------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CAUTIONARY STATEMENTS

         This Form 10-Q may contain "forward-looking statements," as that term is used in federal securities laws, about Warp 9, Inc.'s financial condition, results of operations and business. These statements include, among others:

o statements concerning the potential benefits that Warp 9, Inc. ("W9," "we," "us," "our," or the "Company") may experience from its business activities and certain transactions it contemplates or has completed; and

o statements of W9's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause W9's actual results to be materially different from any future results expressed or implied by W9 in those statements. The most important facts that could prevent W9 from achieving its stated goals include, but are not limited to, the following:

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

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company may not be able to obtain customers for its products or services or successfully compete,, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, the exercise of outstanding warrants and stock options, or other risks inherent in the Company's businesses.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012, cOMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

REVENUE

         Total revenue for the three months ended September 30, 2012 increased by $156,293 to $350,731 compared to $194,438 for the same prior period. The overall increase in revenue was primarily the result of an increase in recurring monthly fees and upfront fees for mobile e-commerce website development.

COST OF REVENUE

         The cost of revenue for the three months ended September 30, 2012 increased by $39,150 to $53,327 compared to $14,177 for the same prior period. The overall increase was primarily due to costs incurred to produce mobile e-commerce websites.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses for the three months ended September 30, 2012 increased $22,908 to $312,615 compared to $289,707 for the same prior period. The overall increase in SG&A expenses was primarily due to an increase in salary expense.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the three months ended September 30, 2012 decreased $25,729 to $13,307 as compared to $39,036 for the same prior period. The decrease was due to a reduction in time devoted to the new TCP platform and instead devoting those resources to operations and current project production.

NET INCOME/(LOSS)

         The consolidated net loss for the three months ended September 30, 2012 was ($24,155) compared to the consolidated net loss of ($155,976) for the same prior period. The decrease in net loss for the period was primarily due to an increase in mobile e-commerce website recurring and upfront revenue.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net working capital deficit (i.e. the difference between current assets and current liabilities) of ($110,793) at September 30, 2012 as compared to a net working capital of ($110,972) at June 30, 2012. The decrease in net working capital at September 30, 2012 was caused by an increase in operating expenses.

         Cash flow used in operating activities was ($35,925) for the three months ended September 30, 2012 as compared to cash flow used in operating activities of ($206,645) for the same prior period. The decrease in cash flow used in operating activities of $170,720 was primarily due to a decrease in net loss and an increase in accounts payable.

         Cash flow used in investing activities was $0 for the three months ended September 30, 2012 as compared to cash flow used in investment activities of ($7,893) for the same prior period. The decrease in cash flow used in investing activities of ($7,893) was primarily due to the decrease of equipment purchases during the current period.

         Cash flow used in financing activities was $0 for the three months ended September 30, 2012 as compared to $0 for the same prior period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

         Not Applicable.


ITEM 4T. CONTROLS AND PROCEDURES.
---------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by W9 in the reports that it files under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer that it files under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. The Company's Chairman, Chief Executive Officer, and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2012 (under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2012.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate. After evaluating the Company's internal controls over financial reporting, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the internal controls over financial reporting are effective as of September 30, 2012.

NO ATTESTATION REPORT BY INDEPENDENT REGISTERED ACCOUNTANT

         The effectiveness of our internal control over financial reporting as of September 30, 2012 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's three month period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION
----------------------------

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

         None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

         None.


ITEM 4. MINE SAFETY DISCLOSURES
-------------------------------

         Not applicable.


ITEM 5. OTHER INFORMATION
-------------------------

         None.


ITEM 6. EXHIBITS
----------------

(a) Exhibits

 EXHIBIT NO.                                  DESCRIPTION
-------------             ------------------------------------------------------
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


                                  WARP 9, INC.
                             ----------------------
                                  (Registrant)

Dated: November 13, 2012                 By:    /s/ Andrew Van Noy
                                                --------------------------------
                                                Andrew Van Noy, Chief Executive
                                                Officer and President



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Andrew Van Noy                                 Dated: November 13, 2012
------------------------------------------------------
Andrew Van Noy, Chief Executive Officer and President
(Principal Executive Officer)


By: /s/ Gregory S. Boden
------------------------------------------------------
Gregory S. Boden, Chief Financial Officer
(Principal Financial/Accounting Officer)