Form 10-Q
period 2012-12-31
WARP 9, INC.
filed 2013-02-12
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

                  For quarterly period ended December 31, 2012

                                       or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the Transition period from _______________ to ______________

                         Commission File Number: 0-13215

                                  WARP 9, INC.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                        30-0050402
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            6500 HOLLISTER AVENUE, SUITE 120, SANTA BARBARA, CA 93117
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 964-3313
               --------------------------------------------------
               Registrant's telephone number, including area code

   --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
--------------------------------------------------------------------------------
       Yes[_X_]                                                          No[___]
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
--------------------------------------------------------------------------------
       Yes[_X_]                                                          No[___]
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).
--------------------------------------------------------------------------------
Large accelerated filer               [___]    Accelerated filer           [___]
--------------------------------------------------------------------------------
Non-accelerated filer                 [___]    Smaller reporting company   [_X_]
(Do not check if a smaller
reporting company)
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
--------------------------------------------------------------------------------
       Yes[___]                                                          No[_X_]
--------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of February 12, 2013, the number of shares outstanding of the registrant's class of common stock was 96,135,126.


                                                    TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                                  PAGE
                                                                                                               ------

Item 1.        Consolidated Financial Statements                                                                  3
               Consolidated Balance Sheets as of  December 31, 2012 (unaudited)
                and June 30, 2012                                                                                 3
               Consolidated Statements of Operations for the Three Months and Six Months
                ended December 31, 2012 and December 31, 2011 (unaudited)                                         4
               Consolidated Statement of Shareholders' Equity/(Deficit) for the Six Months
                ended December 31, 2012 (unaudited)                                                               5
               Consolidated Statements of Cash Flows for the Six Months ended December 31, 2012
                and December 31, 2011 (unaudited)                                                                 6
               Notes to Consolidated Financial Statements (unaudited)                                             7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations              10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                         14

Item 4.        Controls and Procedures                                                                            14

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                                                  15

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds                                        15

Item 3.        Defaults Upon Senior Securities                                                                    15

Item 4.        Mine Safety Disclosures                                                                            15

Item 5.        Other Information                                                                                  15

Item 6.        Exhibits                                                                                           15

Signatures                                                                                                        16

PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------

                                                WARP 9, INC. AND SUBSIDIARY
                                                CONSOLIDATED BALANCE SHEETS

                                                                                 December 31, 2012      June 30, 2012
                                                                               ----------------------- -----------------
                                                                                    (unaudited)
                                                         ASSETS
CURRENT ASSETS
 Cash                                                                          $               34,096  $         63,104
 Accounts Receivable, net                                                                      73,271            93,340
 Prepaid and Other Current Assets                                                               8,819            11,792
                                                                               ----------------------- -----------------
        TOTAL CURRENT ASSETS                                                                  116,186           168,236
                                                                               ----------------------- -----------------

PROPERTY & EQUIPMENT, at cost
 Furniture, Fixtures & Equipment                                                               83,288            83,288
 Computer Equipment                                                                           264,381           260,179
 Computer Software                                                                             14,840            14,025
 Leasehold Improvements                                                                        18,696            18,696
                                                                               ----------------------- -----------------
                                                                                              381,205           376,188
 Less accumulated depreciation                                                               (321,935)         (310,992)
                                                                               ----------------------- -----------------
        NET PROPERTY AND EQUIPMENT                                                             59,270            65,196
                                                                               ----------------------- -----------------

OTHER ASSETS
 Lease Deposit                                                                                  8,244             8,244
 Internet Domain, net                                                                           1,152             1,273
 Licensing fees                                                                                11,000            17,000
                                                                               ----------------------- -----------------
        TOTAL OTHER ASSETS                                                                     20,396            26,517
                                                                               ----------------------- -----------------

  TOTAL ASSETS                                                                 $              195,852  $        259,949
                                                                               ======================= =================

                                     LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
 Accounts Payable                                                              $              111,542  $         91,144
 Accrued Expenses                                                                              92,840            86,383
 Accrued Interest                                                                               5,957             3,964
 Deferred Income                                                                                7,300            32,853
 Deferred Operating Lease Liability                                                             5,655             5,636
 Note Payable, Other                                                                           37,867            37,867
 Customer Deposit                                                                               9,461            21,361
                                                                               ----------------------- -----------------
        TOTAL CURRENT LIABILITIES                                                             270,622           279,208
                                                                               ----------------------- -----------------

  TOTAL LIABILITIES                                                                           270,622           279,208
                                                                               ----------------------- -----------------

SHAREHOLDERS' EQUITY/(DEFICIT)
 Preferred Stock, $0.001 Par Value;
 5,000,000 Authorized Shares; no shares issued and outstanding                                      -                 -
 Common Stock, $0.001 Par Value;
 495,000,000 Authorized Shares;
 96,135,126 and 96,135,126 Shares Issued and Outstanding, respectively                         96,135            96,135
 Additional Paid In Capital                                                                 7,356,134         7,334,613
 Accumulated Deficit                                                                       (7,527,039)       (7,450,007)
                                                                               ----------------------- -----------------
        TOTAL SHAREHOLDERS'  EQUITY/(DEFICIT)                                                 (74,770)          (19,259)
                                                                               ----------------------- -----------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)                         $              195,852  $        259,949
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



                                                     WARP 9, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)


                                                               Three Months Ended                       Six Months Ended
                                                     --------------------------------------- ---------------------------------------
                                                      December 31, 2012   December 31, 2011   December 31, 2012   December 31, 2011
                                                     ------------------- ------------------- ------------------- -------------------
REVENUE                                              $          260,706  $          214,054  $          611,437  $          408,493

COST OF SERVICES                                                 49,002              49,053             102,329             101,053
                                                     ------------------- ------------------- ------------------- -------------------

GROSS PROFIT                                                    211,704             165,001             509,108             307,440
                                                     ------------------- ------------------- ------------------- -------------------

OPERATING EXPENSES
  Selling, general and administrative expenses                  259,834             303,011             572,449             554,894
  Research and development                                            -              28,974              13,307              68,011
  Stock option expense                                            5,840                 873               9,521                 921
  Depreciation and amortization                                   5,411               5,482              11,063              11,661
                                                     ------------------- ------------------- ------------------- -------------------

        TOTAL OPERATING EXPENSES                                271,085             338,340             606,340             635,487
                                                     ------------------- ------------------- ------------------- -------------------

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)             (59,381)           (173,339)            (97,232)           (328,047)
                                                     ------------------- ------------------- ------------------- -------------------

OTHER INCOME/(EXPENSES)
   Other income                                                   7,500               7,500              15,000              15,240
   Gain on extinguishment of debt                                     -                   -               8,808                   -
   Interest expense                                                (996)             (1,055)             (1,992)             (8,400)
                                                     ------------------- ------------------- ------------------- -------------------

        TOTAL OTHER INCOME/(EXPENSES)                             6,504               6,445              21,816               6,840
                                                     ------------------- ------------------- ------------------- -------------------

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES                 (52,877)           (166,894)            (75,416)           (321,207)
                                                     ------------------- ------------------- ------------------- -------------------

PROVISION FOR INCOME (TAXES)/BENEFIT
   Income taxes paid                                                  -                   -              (1,616)             (1,662)
   Income tax (provision)/benefit                                     -                   -                   -                   -
                                                     ------------------- ------------------- ------------------- -------------------

PROVISION FOR INCOME (TAXES)/BENEFIT                                  -                   -              (1,616)             (1,662)
                                                     ------------------- ------------------- ------------------- -------------------

NET LOSS                                             $          (52,877) $         (166,894) $          (77,032) $         (322,869)
                                                     =================== =================== =================== ===================

EARNINGS PER SHARE
    BASIC AND DILUTED                                $            (0.00) $            (0.00) $            (0.00) $            (0.00)
                                                     =================== =================== =================== ===================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC AND DILUTED                                        96,135,126          96,135,126          96,135,126          96,135,126
                                                     =================== =================== =================== ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                     WARP 9, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                             FOR THE SIX MONTHS ENDED DECEMBER 31, 2012



                                         Preferred Stock      Common Stock           Additional
                                        ---------------- ------------------------     Paid-in         Accumulated
                                         Shares   Value     Shares       Value        Capital           Deficit          Total
                                        -------- ------- ------------ ----------- ---------------- ----------------- -------------
Balance, June 30, 2012                        -  $    -   96,135,126  $   96,135  $     7,334,613  $     (7,450,007) $    (19,259)

Stock compensation expense (unaudited)        -       -            -           -            9,521                 -         9,521

Contributed services (unaudited)              -       -            -           -           12,000                 -        12,000

Net loss (unaudited)                          -       -            -           -                -           (77,032)      (77,032)
                                        -------- ------- ------------ ----------- ---------------- ----------------- -------------

Balance, December 31, 2012 (unaudited)        -  $    -   96,135,126  $   96,135  $     7,356,134  $     (7,527,039) $    (74,770)
                                        ======== ======= ============ =========== ================ ================= =============



























              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                 WARP 9, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)

                                                                                            Six Months Ended
                                                                               December 31, 2012       December 31, 2011
                                                                             ----------------------- -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                           $              (77,032) $             (322,869)
          Adjustment to reconcile net loss to net cash
             provided/(used) by operating activities
          Depreciation and amortization                                                      11,063                  11,661
          Bad debt expense                                                                  (10,000)                 11,256
          Cost of stock compensation recognized                                               9,521                     921
          Contributed services                                                               12,000                       -
          Change in assets and liabilities:
          (Increase) Decrease in:
          Accounts receivable                                                                30,068                 (63,156)
          Prepaid and other assets                                                            2,973                   4,404
          Other assets                                                                        6,000                   6,000
          Increase/(Decrease) in:
             Accounts payable                                                                20,398                 (38,847)
             Accrued expenses                                                                (5,442)                (18,467)
             Deferred income                                                                (25,553)                  2,593
             Other liabilities                                                                2,013                  (5,562)
                                                                             ----------------------- -----------------------

      NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES                                      (23,991)               (412,066)
                                                                             ----------------------- -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                                                 (5,017)                 (7,893)
                                                                             ----------------------- -----------------------

      NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES                                       (5,017)                 (7,893)
                                                                             ----------------------- -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Payment on notes payable                                                                -                       -
                                                                             ----------------------- -----------------------

      NET CASH  PROVIDED/(USED) IN FINANCING ACTIVITIES                                           -                       -
                                                                             ----------------------- -----------------------

      NET DECREASE IN CASH                                                                  (29,008)               (419,959)


CASH, BEGINNING OF YEAR                                                                      63,104                 575,398
                                                                             ----------------------- -----------------------

CASH, END OF PERIOD                                                          $               34,096  $              155,439
                                                                             ======================= =======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Interest paid                                                          $                    -  $                    -
                                                                             ======================= =======================
      Taxes paid                                                             $                  475  $                1,662
                                                                             ======================= =======================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2012

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2012.

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

     ACCOUNTS RECEIVABLE
     The Company extends credit to its customers, who are located primarily in California. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at December 31, 2012 and June 30, 2012 are $42,408 and $52,408, respectively.

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

     Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. The deferred revenue as of December 31, 2012 and June 30, 2012 was $7,300 and $32,853, respectively.

     For the quarter ended, December 31, 2012, monthly recurring fees for TCP, ICS and mobile services account for 22% of the Company's total revenues, professional services account for 73% and the remaining 5% of total revenues are from resale of third party products and services.

     For the quarter ended, December 31, 2011, monthly recurring fees for TCP, ICS and mobile services account for 71% of the Company's total revenues, professional services account for 11% and the remaining 18% of total revenues are from resale of third party products and services.

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

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                December 31, 2012

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the six months ended December 31, 2012, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2012 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of income for the six months ended December 31, 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The stock-based compensation expense recognized in the consolidated statements of operations during the six months ended December 31, 2012 and 2011 are $9,521 and $921 respectively.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     Management reviewed accounting pronouncements issued during the six months ended December 31, 2012, and no pronouncements were adopted during the period.

     RECLASSIFICATION
     Certain statement of operations amounts for the six months ended December 31, 2011 were reclassified to conform to the presentation of the period ended December 31, 2012.

3.   LIQUIDITY AND OPERATIONS

     The Company had net losses of ($77,032) and ($322,869) for the six months periods ended December 31, 2012 and 2011, respectively, and net cash used in operating activities of ($23,991) and ($412,066) for the same periods, respectively.

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

4.   CAPITAL STOCK

     At December 31, 2012 and 2011, the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

5.   STOCK OPTIONS AND WARRANTS

     On July 10, 2003, the Company adopted the Warp 9, Inc. Stock Option Plan for Directors, Executive Officers, and Employees of and Key Consultants to the Company. This Plan permits the Company to issue up to 25,000,000 shares of common stock upon exercise of stock options granted under the plan. Options granted under the Plan could be either Incentive Options or Nonqualified Options, and are administered by the Company's Board of Directors. Each option may be exercisable in full or in installment and at such time as designated by the Board. Notwithstanding any other provision of the Plan or of any Option Agreement, each option are to expire on the date specified in the Option Agreement, which date are to be no later than the tenth anniversary of the date on which the option was granted (fifth anniversary in the case of an Incentive Option granted to

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2012

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

     On October 12, 2011, the Company granted 3,000,000 employee qualified (incentive) stock options, and 500,000 non-qualified stock options at an exercise price of $0.004. The options vest 1/48th monthly and expire on October 12, 2021. During the six months ended December 31, 2012, 2,500,000 of these incentive stock options were forfeited due to terminations.

     On August 13, 2012, the Company granted 12,500,000 non-qualified stock options at an exercise price of $0.0053. The options vest 1/36th monthly and expire on August 13, 2019.

     A summary of the Company's stock option activity for the three months ending December 31, 2012, and related information follows:

                                                       December 31, 2012
                                                 -----------------------------
                                                    Options       Weighted
                                                                   average
                                                                  exercise
                                                                    price
                                                 -------------- --------------
      Outstanding -beginning of period              15,578,000  $       0.006
      Granted                                                -              -
      Exercised                                              -              -
      Forfeited                                     (2,070,000)         0.009
                                                 -------------- --------------
      Outstanding - end of period                   13,508,000  $       0.005
                                                 ============== ==============
      Exercisable at the end of period               1,910,009  $       0.005
                                                 ============== ==============
      Weighted average fair value of
       options granted during the year                          $      66,250
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

     The weighted average remaining contractual life of options outstanding issued under the plan as of December 31, 2012 was as follows:

                                                            Weighted
                                                             Average
                                    Number of               remaining
          Exercise                  options                contractual
           prices                  outstanding             life (years)
     -----------------         ------------------          ------------
     $    0.050                            8,000              5.58
     $    0.005                       12,500,000              6.62
     $    0.004                        1,000,000              8.79
                               ------------------
                                      13,508,000
                               ==================
6.   SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2012, cOMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2011

REVENUE

         Total revenue for the six months ended December 31, 2012 increased by $202,944 to $611,437 compared to $408,493 for the same prior period. The overall increase in revenue was primarily the result of an increase in upfront fees for mobile e-commerce website development.

COST OF REVENUE

         The cost of revenue for the six months ended December 31, 2012 increased by $1,276 to $102,329 compared to $101,053 for the same prior period. The overall increase was primarily due to costs incurred to produce e-commerce websites.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses for the six months ended December 31, 2012 increased $17,555 to $572,449 compared to $554,894 for the same prior period. The overall increase in SG&A expenses was primarily due to an increase in salary expense.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the six months ended December 31, 2012 decreased $54,704 to $13,307 as compared to $68,011 for the same prior period. The decrease was due to a reduction in time devoted to the new TCP platform and instead devoting those resources to operations and current project production.

 NET INCOME/(LOSS)

         The consolidated net loss for the six months ended December 31, 2012 was ($77,032) compared to the consolidated net loss of ($322,869) for the same prior period. The decrease in net loss for the period was primarily due to an increase in mobile e-commerce website upfront revenue.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net working capital deficit (i.e. the difference between current assets and current liabilities) of ($154,436) at December 31, 2012 as compared to a net working capital deficit of ($110,972) at June 30, 2012. The decrease in net working capital at December 31, 2012 was caused by an increase in operating expenses.

         Cash flow used in operating activities was ($23,991) for the six months ended December 31, 2012 as compared to cash flow used in operating activities of ($412,066) for the same prior period. The decrease in cash flow used in operating activities of $388,075 was primarily due to a decrease in net loss and accounts receivable, and an increase in accounts payable.

         Cash flow used in investing activities was ($5,017) for the six months ended December 31, 2012 as compared to cash flow used in investment activities of ($7,893) for the same prior period. The decrease in cash flow used in investing activities of $2,876 was primarily due to the decrease of equipment purchases during the current period.

         Cash flow used in financing activities was $0 for the six months ended December 31, 2012 as compared to $0 for the same prior period.

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

         Not Applicable.


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2012 (under the supervision and with the participation of the Company's Chairman, Chief Executive Officer and Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2012.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate. After evaluating the Company's internal controls over financial reporting, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the internal controls over financial reporting are effective as of December 31, 2012.

NO ATTESTATION REPORT BY INDEPENDENT REGISTERED ACCOUNTANT

         The effectiveness of our internal control over financial reporting as of December 31, 2012 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

 CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's six month period ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------

         There are no current legal proceedings at this time. The Company may file collection actions and be involved in other litigation in the future.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

         None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

         None.


ITEM 4. MINE SAFETY DISCLOSURES
-------------------------------

         Not applicable.


ITEM 5. OTHER INFORMATION
-------------------------

         None


ITEM 6. EXHIBITS
----------------

         (a)      Exhibits

  EXHIBIT NO.                                 DESCRIPTION
---------------             ----------------------------------------------------
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


                                  WARP 9, INC.
                          ----------------------------
                                  (Registrant)


Dated: February 12, 2013                     By: /s/ Andrew Van Noy
                                                --------------------------------
                                                 Andrew Van Noy, Chief Executive
                                                 Officer and President




         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Andrew Van Noy                                  Dated: February 12, 2013
-----------------------------------------------------
Andrew Van Noy, Chief Executive Officer and President
(Principal Executive Officer)


By: /s/ Gregory S. Boden
-----------------------------------------------------
Gregory S. Boden, Chief Financial Officer
(Principal Financial/Accounting Officer)