Form 10-Q
period 2013-03-31
WARP 9, INC.
filed 2013-05-14
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
     OF 1934
                   For quarterly period ended March 31, 2013
                                       or
[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

        For the Transition period from _______________ to ______________

                         Commission File Number: 0-13215

                                  WARP 9, INC.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                      30-0050402
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

            6500 HOLLISTER AVENUE, SUITE 120, SANTA BARBARA, CA 93117
         -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 964-3313
         -------------------------------------------------------------
               Registrant's telephone number, including area code

         -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of May 14, 2013, the number of shares outstanding of the registrant's class of common stock was 96,135,126.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE
                                                                         -------
Item 1.  Consolidated Financial Statements                                  3
         Consolidated Balance Sheets as of  March 31, 2013
          (unaudited) and June 30, 2012                                     3
         Consolidated Statements of Operations for the Three Months
          and Nine Months ended March 31, 2013 and March 31, 2012
          (unaudited)                                                       4
         Consolidated Statement of Shareholders' Equity/(Deficit)
          for the Nine Months ended March 31, 2013 (unaudited)              5
         Consolidated Statements of Cash Flows for the Nine Months
          ended March 31, 2013 and March 31, 2012 (unaudited)               6
         Notes to Consolidated Financial Statements (unaudited)             7

Item 2.   Management's Discussion and Analysis of Financial Condition      10
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       13

Item 4.   Controls and Procedures                                          13

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      14

Item 3.   Defaults Upon Senior Securities                                  14

Item 4.   Mine Safety Disclosures                                          14

Item 5.   Other Information                                                14

Item 6.   Exhibits                                                         14

Signatures                                                                 15

PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------

                                              WARP 9, INC. AND SUBSIDIARY
                                              CONSOLIDATED BALANCE SHEETS

                                                                                   March 31, 2013       June 30, 2012
                                                                               ----------------------- -----------------
                                                                                    (unaudited)
                                                         ASSETS
CURRENT ASSETS
     Cash                                                                      $                  924  $         63,104
     Accounts Receivable, net                                                                  94,021            93,340
     Prepaid and Other Current Assets                                                          10,015            11,792
                                                                               ----------------------- -----------------
        TOTAL CURRENT ASSETS                                                                  104,960           168,236
                                                                               ----------------------- -----------------

PROPERTY & EQUIPMENT, at cost
     Furniture, Fixtures & Equipment                                                           83,288            83,288
     Computer Equipment                                                                       267,069           260,179
     Computer Software                                                                         14,840            14,025
     Leasehold Improvements                                                                    18,696            18,696
                                                                               ----------------------- -----------------
                                                                                              383,893           376,188
     Less accumulated depreciation                                                           (327,577)         (310,992)
                                                                               ----------------------- -----------------
        NET PROPERTY AND EQUIPMENT                                                             56,316            65,196
                                                                               ----------------------- -----------------

OTHER ASSETS
     Lease Deposit                                                                              8,244             8,244
     Internet Domain, net                                                                       1,092             1,273
     Licensing fees                                                                             8,000            17,000
                                                                               ----------------------- -----------------
        TOTAL OTHER ASSETS                                                                     17,336            26,517
                                                                               ----------------------- -----------------

                TOTAL ASSETS                                                   $              178,611  $        259,949
                                                                               ======================= =================

                                     LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
     Accounts Payable                                                          $              146,130  $         91,144
     Accrued Expenses                                                                          87,746            86,383
     Accrued Interest                                                                           4,980             3,964
     Deferred Income                                                                                -            32,853
     Deferred Operating Lease Liability                                                         5,664             5,636
     Note Payable, Other                                                                       39,839            37,867
     Convertible Note Payable                                                                  50,000                 -
     Customer Deposit                                                                           9,461            21,361
                                                                               ----------------------- -----------------
        TOTAL CURRENT LIABILITIES                                                             343,820           279,208
                                                                               ----------------------- -----------------

                TOTAL LIABILITIES                                                             343,820           279,208
                                                                               ----------------------- -----------------

SHAREHOLDERS' EQUITY/(DEFICIT)
     Preferred Stock, $0.001 Par Value;
      5,000,000 Authorized Shares; no shares issued and outstanding                                 -                 -
     Common Stock, $0.001 Par Value;
      495,000,000 Authorized Shares;
      96,135,126 and 96,135,126 Shares Issued and Outstanding , respectively                   96,135            96,135
     Additional Paid In Capital                                                             7,361,847         7,334,613
     Accumulated Deficit                                                                   (7,623,191)       (7,450,007)
                                                                               ----------------------- -----------------
        TOTAL SHAREHOLDERS'  EQUITY/(DEFICIT)                                                (165,209)          (19,259)
                                                                               ----------------------- -----------------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)            $              178,611  $        259,949
                                                                               ======================= =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                    WARP 9, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (Unaudited)


                                                              Three Months Ended                        Nine Months Ended
                                                     --------------------------------------   --------------------------------------
                                                       March 31, 2013     March 31, 2012       March 31, 2013      March 31, 2012
                                                     ------------------- ------------------   ------------------ -------------------
REVENUE                                              $          223,740  $         220,406    $         835,177  $          628,899

COST OF SERVICES                                                 45,135             30,408              147,464              80,773
                                                     ------------------- ------------------   ------------------ -------------------

GROSS PROFIT                                                    178,605            189,998              687,713             548,126
                                                     ------------------- ------------------   ------------------ -------------------

OPERATING EXPENSES
  Selling, general and administrative expenses                  268,897            276,983              841,347             882,565
  Research and development                                            -             24,544               13,307              92,554
  Stock option expense                                            5,713                894               15,234               1,815
  Depreciation and amortization                                   5,703              5,404               16,765              17,065
                                                     ------------------- ------------------   ------------------ -------------------

        TOTAL OPERATING EXPENSES                                280,313            307,825              886,653             993,999
                                                     ------------------- ------------------   ------------------ -------------------

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)            (101,707)          (117,827)            (198,939)           (445,873)
                                                     ------------------- ------------------   ------------------ -------------------

OTHER INCOME/(EXPENSES)
   Other income                                                   7,500              7,500               22,500              16,339
   Gain on extinguishment of debt                                     -                  -                8,808                   -
   Interest expense                                              (1,945)            (1,030)              (3,937)             (3,029)
                                                     ------------------- ------------------   ------------------ -------------------

        TOTAL OTHER INCOME/(EXPENSES)                             5,555              6,470               27,371              13,310
                                                     ------------------- ------------------   ------------------ -------------------

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES                 (96,152)          (111,357)            (171,568)           (432,563)
                                                     ------------------- ------------------   ------------------ -------------------

PROVISION FOR INCOME (TAXES)/BENEFIT
   Income taxes paid                                                  -                  -               (1,616)             (1,662)
   Income tax (provision)/benefit                                     -                  -                    -                   -
                                                     ------------------- ------------------   ------------------ -------------------

        PROVISION FOR INCOME (TAXES)/BENEFIT                          -                  -               (1,616)             (1,662)
                                                     ------------------- ------------------   ------------------ -------------------

NET LOSS                                             $          (96,152) $        (111,357)   $        (173,184) $         (434,225)
                                                     =================== ==================   ================== ===================

EARNINGS PER SHARE
    BASIC AND DILUTED                                $            (0.00) $           (0.00)   $           (0.00) $            (0.00)
                                                     =================== ==================   ================== ===================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC AND DILUTED                                        96,135,126         96,135,126           96,135,126          96,135,126
                                                     =================== ==================   ================== ===================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                     WARP 9, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               FOR THE NINE MONTHS ENDED MARCH 31, 2013




                                          Preferred Stock            Common Stock           Additional
                                       ---------------------- ---------------------------    Paid-in       Accumulated
                                          Shares     Value        Shares        Value        Capital         Deficit        Total
                                       ----------- ---------- -------------- ------------- ------------- -------------- ------------
Balance, June 30, 2012                          -  $       -     96,135,126  $    96,135   $  7,334,613  $  (7,450,007) $   (19,259)

Stock compensation expense (unaudited)          -          -              -            -         15,234              -       15,234

Contributed services (unaudited)                -          -              -            -         12,000              -       12,000

Net loss (unaudited)                            -          -              -            -              -       (173,184)    (173,184)
                                       ----------- ---------- -------------- ------------- ------------- -------------- ------------

Balance, March 31, 2013 (unaudited)             -  $       -     96,135,126  $    96,135   $  7,361,847  $  (7,623,191) $  (165,209)
                                       =========== ========== ============== ============= ============= ============== ============


























              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                 WARP 9, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)



                                                                                           Nine Months Ended
                                                                                 March 31, 2013          March 31, 2012
                                                                             ----------------------- -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                           $             (173,184) $             (434,225)
          Adjustment to reconcile net loss to net cash
             provided/(used) by operating activities
          Depreciation and amortization                                                      16,765                  17,065
          Bad debt expense                                                                  (43,256)                 11,256
          Cost of stock compensation recognized                                              15,234                   1,815
          Contributed services                                                               12,000                       -
          Change in assets and liabilities:
          (Increase) Decrease in:
          Accounts receivable                                                                42,575                 (61,867)
          Prepaid and other assets                                                            1,777                  (2,388)
          Other assets                                                                        9,000                   9,000
          Increase (Decrease) in:
             Accounts payable                                                                54,986                 (23,502)
             Accrued expenses                                                                 1,364                 (15,261)
             Deferred income                                                                (32,853)                 (7,257)
             Other liabilities                                                               (8,884)                 (6,512)
                                                                             ----------------------- -----------------------

      NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES                                     (104,475)               (511,876)
                                                                             ----------------------- -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Disposal/(Purchase) of property and equipment                                      (7,705)                 (7,893)
                                                                             ----------------------- -----------------------

      NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES                                       (7,705)                 (7,893)
                                                                             ----------------------- -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from convertible note payable                                             50,000                       -
                                                                             ----------------------- -----------------------

      NET CASH  PROVIDED/(USED) IN FINANCING ACTIVITIES                                      50,000                       -
                                                                             ----------------------- -----------------------

      NET DECREASE IN CASH                                                                  (62,180)               (519,769)


CASH, BEGINNING OF YEAR                                                                      63,104                 575,398
                                                                             ----------------------- -----------------------

CASH, END OF PERIOD                                                          $                  924  $               55,629
                                                                             ======================= =======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Interest paid                                                          $                    -  $                   27
                                                                             ======================= =======================
      Taxes paid                                                             $                  475  $                3,849
                                                                             ======================= =======================








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2013

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2012.

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

     ACCOUNTS RECEIVABLE
     The Company extends credit to its customers, who are located primarily in California. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at March 31, 2013 and June 30, 2012 are $9,152 and $52,408, respectively.

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

     Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. The deferred revenue as of March 31, 2013 and June 30, 2012 was $0 and $32,853, respectively.

     For the quarter ended, March 31, 2013, monthly recurring fees for TCP, ICS and mobile services account for 11% of the Company's total revenues, professional services account for 86% and the remaining 3% of total revenues are from resale of third party products and services.

     For the quarter ended, March 31, 2012, monthly recurring fees for TCP, ICS and mobile services account for 60% of the Company's total revenues, professional services account for 23% and the remaining 17% of total revenues are from resale of third party products and services.

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

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 March 31, 2013

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the nine months ended March 31, 2013, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2013 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of income for the nine months ended March 31, 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The stock-based compensation expense recognized in the consolidated statements of operations during the nine months ended March 31, 2013 and 2012 are $15,234 and $1,814, respectively.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     Management reviewed accounting pronouncements issued during the nine months ended March 31, 2013, and no pronouncements were adopted during the period.

     RECLASSIFICATION
     Certain statement of operations amounts for the nine months ended March 31, 2012 were reclassified to conform to the presentation of the period ended March 31, 2013.

3.   LIQUIDITY AND OPERATIONS

     The company had net losses of $173,184 and $434,225 for the nine months periods ended March 31, 2013 and 2012, respectively, and net cash used in operating activities of $104,475 and $511,876 for the same periods, respectively.

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

4.   CONVERTIBLE NOTE PAYABLE

     On March 25, 2013, the Company signed a convertible promissory note ("the Note") in the amount of $100,000, at which time an initial advance of $50,000 was received to cover operational expenses. The lender advanced an additional $20,000 on April 16, 2013. The Company may draw upon the additional $30,000 at any time. The terms of the Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of
     (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The Note bears interest at a rate of 10% per year and matures one year from the effective date of each advance.

5.   CAPITAL STOCK

     At March 31, 2013 and 2012, the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 March 31, 2013

6.   STOCK OPTIONS AND WARRANTS

     On July 10, 2003, the Company adopted the Warp 9, Inc. Stock Option Plan for Directors, Executive Officers, and Employees of and Key Consultants to the Company. This Plan may issue 25,000,000 shares of common stock. Options granted under the Plan may be either Incentive Options or Nonqualified Options, and are administered by the Company's Board of Directors. Each option may be exercisable in full or in installment and at such time as designated by the Board. Notwithstanding any other provision of the Plan or of any Option Agreement, each option expires on the date specified in the Option Agreement, which date may be no later than the tenth anniversary of the date on which the option was granted (fifth anniversary in the case of an Incentive Option granted to a greater-than-10% stockholder). The purchase price per share of the Common Stock under each Incentive Option is to be no less than the Fair Market Value of the Common Stock on the date the option is granted (110% of the Fair Market Value in the case of a greater-than-10% stockholder). The purchase price per share of the Common Stock under each Nonqualified Option is to be specified by the Board at the time the Option is granted, and may be less than, equal to, or greater than the Fair Market Value of the shares of Common Stock on the date such Nonqualified Option is granted, but may be no less than 85% of the Fair Market Value of the Common Stock on the date of grant. The Plan provides specific language as to the termination of options granted.

     On October 12, 2011, the Company granted 3,000,000 employee qualified (incentive) stock options, and 500,000 non-qualified stock options at a strike price of $0.004 per share. The options vest 1/48th monthly and expire October 12, 2021. During the six months ended December 31, 2012, 2,500,000 of these options were forfeited due to terminations.

     On August 13, 2012, the Company granted 12,500,000 non-qualified stock options at a strike price of $0.0053 per share. The options vest 1/36th monthly and expire August 13, 2019.

     A summary of the Company's stock option activity for the three months ending March 31, 2013, and related information follows:


                                                          March 31, 2013
                                                   -----------------------------
                                                                    Weighted
                                                                     average
                                                                    exercise
                                                      Options         price
                                                   -------------- --------------
      Outstanding -beginning of period                13,508,000  $       0.005
      Granted                                                  -              -
      Exercised                                                -              -
      Forfeited                                                -              -
                                                   -------------- --------------
      Outstanding - end of period                     13,508,000  $       0.005
                                                   ============== ==============
      Exercisable at the end of period                 2,999,543  $       0.005
                                                   ============== ==============
      Weighted average fair value of
       options granted during the year                            $      66,250
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

     The weighted average remaining contractual life of options outstanding issued under the plan as of March 31, 2013 was as follows:


                                                              Weighted
                                                               Average
                                   Number of                  remaining
         Exercise                   options                  contractual
          prices                  outstanding               life (years)
     ---------------            ------------------        ---------------
     $   0.050                              8,000              5.33
     $   0.005                         12,500,000              6.37
     $   0.004                          1,000,000              8.54
                                ------------------
                                       13,508,000
                                ==================

7.   SUBSEQUENT EVENTS

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

         (l) further dilution of existing shareholders' ownership in the Company;

         (m) uncollectible accounts and the need to incur expenses to collect amounts owed to the Company;

         (n) the Company does not have an Audit Committee nor sufficient independent directors.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company may not be able to obtain customers for its products or services or successfully compete, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, the exercise of outstanding warrants and stock options, or other risks inherent in the Company's businesses.

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

         We believe our products and services allow our clients to lower costs and focus on promoting and marketing their brand, product line and website while leveraging the investments we have made in technology and infrastructure to operate a dynamic online Internet presence.

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

         Research and development efforts have been focused both on updating our flagship ICS e-commerce platform as well as developing new products and on updating our current products with new features. In the planning phase of our development efforts, we look to direct client feedback and feature requests. We study the e-commerce landscape to determine features that will provide our clients with a competitive advantage in producing greater and more effective selling. We also examine features that we believe will create a competitive advantage during our sales process to clients. We believe emerging and declining trends also play a role in how clients perceive what features should be provided by which vendors. We are sometimes able to capitalize on these opportunities by bundling features for greater value and/or increased fees and revenue. Management believes that in order to compete successfully, it must dedicate a greater allocation of resources to research and development. We believe updating our platform, creating new products and revamping the current products must be part of the ongoing operational practice in order to compete successfully. There can be no assurance that management will be able to successfully devote the resources needed for this research and development and that it will be able to compete successfully.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2013, COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2012.

REVENUE

         Total revenue for the nine months ended March 31, 2013 increased by $206,278 to $835,177 compared to $628,899 for the same prior period. The overall increase in revenue was primarily the result of an increase in upfront fees for mobile e-commerce website development.

COST OF REVENUE

         The cost of revenue for the nine months ended March 31, 2013 increased by $66,691 to $147,464 compared to $80,773 for the same prior period. The overall increase was primarily due to costs incurred to produce e-commerce websites.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative (SG&A) expenses for the nine months ended March 31, 2013 decreased $41,218 to $841,347 compared to $882,565 for the same prior period. The overall decrease in SG&A expenses was primarily due to a decrease in salary expense.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the nine months ended March 31, 2013 decreased $79,247 to $13,307 as compared to $92,554 for the same prior period. The decrease was due to a reduction in time devoted to the new TCP platform and instead devoting those resources to operations and current project production.

NET INCOME/(LOSS)

         The consolidated net loss for the nine months ended March 31, 2013 was ($173,184) compared to the consolidated net loss of ($434,225) for the same prior period. The decrease in net loss for the period was primarily due to an increase in mobile e-commerce website upfront revenue and a reduction in SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($238,860) at March 31, 2013 as compared to a net working capital deficit of ($110,972) at June 30, 2012. The decrease in net working capital at March 31, 2013 was caused by an increase in accounts payable over the past year.

         Cash flow used in operating activities was ($104,475) for the nine months ended March 31, 2013 as compared to cash flow used in operating activities of ($511,876) for the same prior period. The decrease in cash flow used in operating activities of $407,401 was primarily due to a decrease in net loss and accounts receivable, and an increase in accounts payable.

         Cash flow used in investing activities was ($7,705) for the nine months ended March 31, 2013 as compared to cash flow used in investment activities of ($7,893) for the same prior period. The decrease in cash flow used in investing activities of $188 was primarily due to the decrease of equipment purchases during the current period.

         Cash flow provided in financing activities was $50,000 for the nine months ended March 31, 2013 as compared to $0 for the same prior period. The increase in cash flow provided in financing activities of $50,000 was due to proceeds received by the Company from a convertible promissory note, dated March 25, 2013.

         While we expect that our capital needs in the foreseeable future will be met by cash-on-hand and existing cash flow, there is no assurance that we will generate any or sufficient positive cash flows, or have sufficient capital, to finance our growth and business operations, or that such capital will be available on terms that are favorable to us or at all. The Company has recently been incurring operating losses and experiencing negative cash flow. In the current financial environment, it could become difficult for the Company to obtain business leases and other equipment financing. There is no assurance that we would be able to obtain additional working capital through the private placement of common stock or from any other source.

OFF-BALANCE SHEET ARRANGEMENTS

         None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

         Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.
--------------------------------

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

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2013 (under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2013.

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

Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate. After evaluating the Company's internal controls over financial reporting, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the internal controls over financial reporting are effective as of March 31, 2013.

 CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's nine month period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         None.


ITEM 4. MINE SAFETY DISCLOSURES
 ------------------------------

         Not applicable.


ITEM 5. OTHER INFORMATION
-------------------------

         None.


ITEM 6. EXHIBITS
----------------

(a) Exhibits

    EXHIBIT NO.                                 DESCRIPTION
-----------------             --------------------------------------------------
31.1                          Section 302 Certification
31.2                          Section 302 Certification
32.1                          Section 906 Certification
32.2                          Section 906 Certification
EX-101.INS                    XBRL INSTANCE DOCUMENT*
EX-101.SCH                    XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL                    XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF                    XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB                    XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE                    XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

* Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  WARP 9, INC.
                     --------------------------------------
                                  (Registrant)


Dated: May 14, 2013                  By:/s/ Andrew Van Noy
                                        ---------------------------------------
                                        Andrew Van Noy, Chief Executive Officer
                                        and President



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Andrew Van Noy                                       Dated: May 14, 2013
--------------------------------------------------------
Andrew Van Noy, Chief Executive Officer and President
(Principal Executive Officer)


By: /s/ Gregory S. Boden
--------------------------------------------------------
Gregory S. Boden, Chief Financial Officer
(Principal Financial/Accounting Officer)