Form 10-Q/A
period 2013-03-31
WARP 9, INC.
filed 2013-05-14
CIK 743758

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q of Warp 9, Inc. (the "Company") for the quarter ended March 31, 2013 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on May 14, 2013. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.

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