Form 10-K
period 2013-06-30
WARP 9, INC.
filed 2013-09-27
CIK 743758

FORM 10-K

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2013


                         COMMISSION FILE NUMBER 0-13215

                                  WARP 9, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEVADA                                    30-0050402
  ------------------------               -----------------------------------
  (State of Incorporation)               (I.R.S. Employer Identification No.)


            1933 Cliff Dr., Suite 11, Santa Barbara, California 93109
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 964-3313
        ----------------------------------------------------------------
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                             NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                          WHICH REGISTERED
---------------------------                  ------------------------
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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                            Yes |_| No |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $841,359 as of December 31, 2012, the last business day of the registrant's most recently completed second fiscal quarter (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by OTC Bulletin Board).

         There were 96,135,126 shares outstanding of the registrant's Common Stock as of September 27, 2013.

                                TABLE OF CONTENTS

PART 1
------
ITEM 1       Business                                                         2
ITEM 2       Properties                                                       8
ITEM 3       Legal Proceedings                                                8
ITEM 4       Mine Safety Disclosures                                          8

PART II
-------
ITEM 5       Market for Common Equity, Related Stockholder Matters,
             and Issuer Purchases of Equity Securities                        8
ITEM 6       Selected Financial Data                                          9
ITEM 7       Management's Discussion and Analysis or Plan of Operation        10
ITEM 8       Financial Statements and Supplementary Data                      15
ITEM 9       Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         30
ITEM 9A      Controls and Procedures                                          30
ITEM 9B      Other Information                                                31

PART III
--------
ITEM 10      Directors, Executive Officers, and Corporate Governance          32
ITEM 11      Executive Compensation                                           34
ITEM 12      Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                       40
ITEM 13      Certain Relationships and Related Transactions, and
             Director Independence                                            41
ITEM 14      Principal Accounting Fees and Services                           41
ITEM 15      Exhibits, Financial Statement Schedules                          41

SIGNATURES                                                                    43

                                     PART I

ITEM 1. BUSINESS
----------------

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

WARP 9 TOTAL COMMERCE PLATFORM (WARP 9 TCP)

         The Warp 9 Total Commerce Platform ("Warp 9 TCP"), our flagship product, is an enterprise-grade software system that enables catalogers and retailers to expand their operation to the Internet with minimal investment, overhead and risk. The TCP platform is a much more robust, scalable and flexible platform, than previously offered through Warp 9 ICS. A business does not need to invest in new hardware or software in order to utilize the Warp 9 TCP, because it is offered as a fully managed online e-commerce system hosted in our internet datacenter. With a range of easy to use and highly customizable features for product presentation as well store management, Warp 9 TCP satisfies many of the current and next generation requirements of catalogers and retailers. We charge our customers a recurring monthly fee for using the Warp 9 TCP software based on 12, 24 and 36 month term agreements. There are various pricing packages for Warp 9 TCP, depending on the customer's desired level of scalability and reliability.

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

WARP 9 E-MAIL MARKETING SYSTEM (WARP 9 EMS)

         Warp 9 E-mail Marketing System ("Warp 9 EMS") is a web-based e-mail campaign and list management system designed for high performance and reliability. EMS's sophisticated technology allow our clients to send targeted e-mail campaigns that help grow, retain and maximize the lifetime value of their customers. Through content personalization and list segmentation, campaign efforts result in higher response rates, higher conversion rates and improved customer loyalty. E-mail marketing systems, such as Warp 9 EMS, enable unprecedented response times that are not achievable through traditional forms of direct marketing. TCP customers can also purchase EMS to complement their online e-commerce strategy.

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

REVENUE MODEL

         We charge our customers a recurring monthly fee, based on term contracts, to use the Warp 9 TCP product under a Software-as-a-Service ("SaaS") model. Unlike traditional software companies that sell software on a perpetual license where quarterly and annual revenues are very difficult to predict, our SaaS model spreads the collection of contracts over several quarters or years and makes our revenues more predictable for a longer period of time.

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

EMPLOYEES

         As of September 27, 2013, we had eight full time employees, one of whom is employed in an administrative position, one in a sales and marketing position, and six technical employees in technical product maintenance positions.

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

TRADEMARKS

         We have registered trademarks for Roaming Messenger(R) and Warp 9(R).

ITEM 2. PROPERTIES
------------------

         During the year ended June 30, 2013, the Company maintained its offices in approximately 5,251 square feet of office space at 6500 Hollister Avenue, Suite 120, Santa Barbara, California 93117 for approximately $8,046 per month, pursuant to a five year lease agreement which commenced on May 25, 2010. In addition, the Company was responsible for its pro-rata share of Common Area Maintenance fees. On August 26, 2013, the Company signed a lease for approximately 2,534 square feet of office space at 1933 Cliff Dr., Suite 11, Santa Barbara, California 93109 for approximately $4,308 per month, pursuant to a two year lease agreement which commences on October 1, 2013. In addition, the Company is responsible for its pro-rata share of common area maintenance fees.


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


ITEM 4. MINE SAFETY DISCLOSURES.
-------------------------------

         Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

COMMON STOCK

         The Company's common stock trades on the OTC Bulletin Board Market under the symbol "WNYN." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:


                 Year Ended June 30, 2013          HIGH           LOW
                                                  -------       -------
   First Quarter ended September 30, 2012         $0.0170       $0.0040
   Second Quarter ended December 31, 2012         $0.1790       $0.0063
   Third Quarter ended March 31, 2013             $0.0171       $0.0122
   Fourth Quarter ended June 30, 2013             $0.0250       $0.0100


                 Year Ended June 30, 2012          HIGH           LOW
                                                  -------       -------
   First Quarter ended September 30, 2011         $0.0170       $0.0050
   Second Quarter ended December 31, 2011         $0.0120       $0.0011
   Third Quarter ended March 31, 2012             $0.0200       $0.0091
   Fourth Quarter ended June 30, 2012             $0.0200       $0.0070
--------------------------------

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

         As of June 30, 2013, there were approximately 304 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts, which are unknown. As of June 30, 2013, there were 96,135,126 shares of common stock outstanding on record.

DIVIDENDS

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

WARRANTS

         During the fiscal year ended June 30, 2013, the Company did not issue any warrants to purchase shares of the Company's stock.

EQUITY COMPENSATION PLAN INFORMATION

         Effective July 10, 2003, the Company adopted the Warp 9, Inc. 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "Plan") authorizing the issuance of up to 5,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 5,000,000 stock options. The Plan has been approved by the holders of the outstanding shares of the Company. The following table sets forth certain information regarding the Plan as of June 30, 2013:

                         NUMBER OF                               NUMBER OF
                         SECURITIES                              SECURITIES
                        TO BE ISSUED      WEIGHTED-AVERAGE   REMAINING AVAILABLE
                       UPON EXERCISE OF    EXERCISE PRICE    FOR FUTURE ISSUANCE
                      OUTSTANDING STOCK    OF OUTSTANDING       UNDER EQUITY
                          OPTIONS           STOCK OPTIONS    COMPENSATION PLANS
                      -----------------   ----------------  --------------------
Equity compensation       508,000              $0.0047            4,492,000
plans approved by
security holders

         On August 13, 2012, we granted nonqualified stock options to purchase up to 2,500,000 shares of our common stock to Greg Boden, our Chief Financial Officer, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant in consideration for his services to us. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

         On August 13, 2012, we granted nonqualified stock options to purchase up to 5,000,000 shares of our common stock to Andrew Van Noy, our Chief Executive Officer, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant in consideration for his services to us. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

         On August 13, 2012, we granted nonqualified stock options to purchase up to 5,000,000 shares of our common stock to Zachary Bartlett, our Vice President of Operations, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant in consideration for his services to us. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.


ITEM 6. SELECTED FINANCIAL DATA.
-------------------------------

         None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

CAUTIONARY STATEMENTS

         This Form 10-K contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about Warp 9 Inc.'s ("Warp 9," "we," "us," or the "Company") financial condition, results of operations, and business. These statements include, among others:

         o statements concerning the potential for benefits that Warp 9 may experience from its business activities and certain transactions it contemplates or has completed; and

         o statements of Warp 9's expectations, future plans and strategies, anticipated developments, and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

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

         There is no assurance that the Company will be profitable. The Company may not be able to successfully develop, manage, or market its products and services. The Company may not be able to attract or retain qualified executives and technology personnel. The Company may not be able to obtain customers for its products or services. The Company's products and services may become obsolete. Government regulation may hinder the Company's business. Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, the exercise of outstanding warrants and stock options.

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

         The Warp 9 TCP, our new flagship product, is an enterprise-grade software system that enables catalogers and retailers to expand their operation to the Internet with minimal investment, overhead, and risk. The Warp 9 TCP platform is a much more robust, scalable, and flexible platform, than previously offered through Warp 9 ICS. A business does not need to invest in new hardware or software in order to utilize the Warp 9 TCP, because it is offered as a fully managed online e-commerce system hosted in our internet datacenter. With a range of easy to use and highly customizable features for product presentation as well store management, we believe that the Warp 9 TCP satisfies many of the current and next generation requirements of catalogers and retailers. We charge our customers a recurring monthly fee for using the Warp 9 TCP software based on 12, 24, and 36 month term agreements. There are various pricing packages for Warp 9 TCP, depending on the customer's desired level of scalability and reliability.

         Warp 9 TCP is designed with a highly scalable enterprise architecture that we believe allows us to provide our customers with maximum performance and system uptime. As our customer base or transaction volume grows, we are able to add new servers, CPUs, memory, and bandwidth without substantial changes to the Warp 9 TCP software. The high end version of the Warp 9 TCP offering operates on a cluster of load balanced and fault-tolerant servers in our onsite datacenter. If a server in the cluster fails for any reason, the architecture shifts the traffic to other available servers, thus minimizing downtime and disruption to our customers' mission critical e-commerce websites.

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

         A significant portion of the Company's revenues are from monthly recurring fees for Warp 9 TCP, Warp 9 ICS, and Warp 9 Mobile products. During the fiscal year ending June 30, 2013, these products accounted for approximately 34% of our gross revenue. Monthly recurring fees are generally variable with the growth of a client's online revenues. Therefore, when our customers sell more online, our revenues and profit margin increase without a dramatic increase in costs. During the fiscal year ending June 30, 2013, professional services accounted for approximately 62% of our gross revenue.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2013 AS COMPARED TO THE YEAR ENDED JUNE 30, 2012

REVENUE

         Total revenue for the twelve month period ended June 30, 2013 increased by $99,198 to $1,006,162, compared to $906,964 in the prior year, an increase of 11%. The increase is primarily due to higher revenue for mobile websites on the Moovweb platform.

COST OF REVENUE

         The cost of revenue for the twelve month period ended June 30, 2013 decreased by $48,757 or approximately 19% to $202,780, compared to $251,537 for the twelve month period ended June 30, 2012. The decrease in the cost of revenue was primarily due to a decrease in the cost of outside contractors and a decrease in commissions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses for the twelve months ended June 30, 2013 increased by $8,234, or approximately 0.8% to $1,110,492, compared to $1,102,258 for the twelve month period ended June 30, 2012. The increase in SG&A expenses was primarily due to an increase in salary expense, but partially offset by decreases in advertising, bad debt expense, and health benefits (due to lower headcount).

RESEARCH AND DEVELOPMENT

         Research and development expenses for the twelve months ended June 30, 2013 decreased by $105,856, or approximately 89% to $13,307, compared to $119,163 for the twelve months ended June 30, 2012. The decrease was due to a focus away from platform development and onto the widely used, open-source platform, Magento.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses for the twelve months ended June 30, 2013 decreased by $2,393, or approximately 9% to $23,495, compared to $25,888 for the twelve months ended June 30, 2012. The decrease was due to many of the Company's fixed assets becoming fully depreciated as of June 30, 2013, resulting in no current year depreciation expense being recognized for those assets. This decrease was partially offset by depreciation of new fixed assets acquired during the current year.

OTHER INCOME AND EXPENSE

         Total other income (expense) for the twelve months ended June 30, 2013 increased by $11,178, or approximately 52% to income of $32,695, compared to income of $21,517 for the twelve months ended June 30, 2012. The increase was primarily due to the recognition of a gain on extinguishment of debt and a gain on the sale of certain fixed assets.

NET (LOSS)

         For the twelve months ended June 30, 2013, Warp 9's consolidated net loss decreased by $240,893, to $333,842, compared to a consolidated net loss of $574,735 for the twelve months ended June 30, 2012. This decrease in net loss is primarily due to an increase in mobile development sales and an overall decrease in costs.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2013 the Company had a cash balance of $12,636 compared to $63,104 as of June 30, 2012. Warp 9 had net working capital deficit (i.e. the difference between current assets and current liabilities) of ($377,733) as of June 30, 2013, compared to a net working capital deficit of ($110,972) at June 30, 2012.

         Cash flow used by operating activities was $173,043 for the year ended June 30, 2013, compared to $502,266 used for the year ended June 30, 2012. Operating cash flow was negative during the year due to a net operating loss.

         Cash flow used by investing activities was $7,425 for the year ended June 30, 2013, compared to $10,028 provided in the year ended June 30, 2012, primarily as a result of additional computer equipment purchased in the current year.

         Cash flow provided by financing activities was $130,000 for the year ended June 30, 2013, compared to zero used for the year ended June 30, 2012. The increase is primarily due to an investment by Wings Fund, Inc. into the Company.

         For the twelve months ended June 30, 2013, the Company's capital needs have primarily been met from cash balances on hand.

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

OFF-BALANCE SHEET ARRANGEMENTS

         None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF WARP 9, INC.
-------------------------------------------------------------------


                                  WARP 9, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS





                                                                         PAGE

Report of Independent Registered Public Accounting Firm                   16

Consolidated Balance Sheets                                               17

Consolidated Statements of Operations                                     18

Consolidated Statements of Shareholders' Equity (Deficit)                 19

Consolidated Statements of Cash Flows                                     20

Notes to Consolidated Financial Statements                               21-29

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Warp 9, Inc.


We have audited the accompanying consolidated balance sheets of Warp 9, Inc. and subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warp 9, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ ASSOCIATES & CONSULTANTS, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
September 27, 2013

                                         WARP 9, INC. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS


                                                                               June 30, 2013   June 30, 2012
                                                                               --------------- ---------------

                                                    ASSETS
CURRENT ASSETS
     Cash                                                                      $       12,636  $       63,104
     Accounts Receivable, net                                                          62,887          93,340
     Prepaid and Other Current Assets                                                   1,343          11,792
                                                                               --------------- ---------------
        TOTAL CURRENT ASSETS                                                           76,866         168,236
                                                                               --------------- ---------------

PROPERTY & EQUIPMENT, at cost
     Furniture, Fixtures & Equipment                                                   83,288          83,288
     Computer Equipment                                                               266,789         260,179
     Computer Software                                                                 14,840          14,025
     Leasehold Improvements                                                            18,696          18,696
                                                                               --------------- ---------------
                                                                                      383,613         376,188
     Less accumulated depreciation                                                   (333,215)       (310,992)
                                                                               --------------- ---------------
        NET PROPERTY AND EQUIPMENT                                                     50,398          65,196
                                                                               --------------- ---------------

OTHER ASSETS
      Lease Deposit                                                                     8,244           8,244
      Internet Domain, net                                                                  -           1,273
      Licensing fees                                                                    5,000          17,000
                                                                               --------------- ---------------
        TOTAL OTHER ASSETS                                                             13,244          26,517
                                                                               --------------- ---------------

        TOTAL ASSETS                                                           $      140,508  $      259,949
                                                                               =============== ===============

                                LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
     Accounts Payable                                                          $      176,871  $       91,144
     Accrued Expenses                                                                  91,966          86,383
     Accrued Interest                                                                   7,948           3,964
     Deferred Income                                                                        -          32,853
     Deferred Operating Lease Liability                                                 6,117           5,636
     Notes Payable, Wings Fund, net                                                   126,984               -
     Note Payable, Other                                                               37,867          37,867
     Customer Deposit                                                                   6,846          21,361
                                                                               --------------- ---------------
        TOTAL CURRENT LIABILITIES                                                     454,599         279,208
                                                                               --------------- ---------------

        TOTAL LIABILITIES                                                             454,599         279,208
                                                                               --------------- ---------------

SHAREHOLDERS' EQUITY/(DEFICIT)
     Preferred Stock, $0.001 Par Value;
     5,000,000 Authorized Shares; no shares issued and outstanding                          -               -
     Common Stock, $0.001 Par Value;
     495,000,000 Authorized Shares;
     96,135,126 and 96,135,126 Shares Issued and Outstanding , respectively            96,135          96,135
     Additional Paid In Capital                                                     7,373,623       7,334,613
     Accumulated Deficit                                                           (7,783,849)     (7,450,007)
                                                                               --------------- ---------------
        TOTAL SHAREHOLDERS'  EQUITY/(DEFICIT)                                        (314,091)        (19,259)
                                                                               --------------- ---------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)                   $      140,508  $      259,949
                                                                               =============== ===============


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                               WARP 9, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                Years Ended
                                                                                   June 30, 2013           June 30, 2012
                                                                                  ----------------         ---------------
REVENUE                                                                           $     1,006,162          $      906,964

COST OF SERVICES                                                                          202,780                 251,537
                                                                                  ----------------         ---------------

GROSS PROFIT                                                                              803,382                 655,427
                                                                                  ----------------         ---------------

OPERATING EXPENSES
  Selling, general and administrative expenses                                          1,110,492               1,102,258
  Research and development                                                                 13,307                 119,163
  Stock option expense                                                                     21,010                   2,708
  Depreciation and amortization                                                            23,495                  25,888
                                                                                  ----------------         ---------------

        TOTAL OPERATING EXPENSES                                                        1,168,304               1,250,017
                                                                                  ----------------         ---------------

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES                                       (364,921)               (594,590)
                                                                                  ----------------         ---------------

OTHER INCOME/(EXPENSE)
   Other income                                                                            29,094                  23,523
   Gain on sale of fixed assets                                                             2,500                       -
   Gain on extinguishment of debt                                                           8,807                       -
   Interest expense                                                                        (7,706)                 (2,006)
                                                                                  ----------------         ---------------

        TOTAL OTHER INCOME (EXPENSE)                                                       32,695                  21,517
                                                                                  ----------------         ---------------

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES                                          (322,226)               (573,073)
                                                                                  ----------------         ---------------

PROVISION FOR INCOME (TAXES)/BENEFIT
   Income taxes paid                                                                       (1,616)                 (1,662)
   Income tax (provision)/benefit                                                               -                       -
                                                                                  ----------------         ---------------

        PROVISION FOR INCOME (TAXES)/BENEFIT                                               (1,616)                 (1,662)
                                                                                  ----------------         ---------------

NET LOSS                                                                          $      (333,842)         $     (574,735)
                                                                                  ================         ===============

EARNINGS PER SHARE
    BASIC AND DILUTED                                                             $         (0.00)         $        (0.01)
                                                                                  ================         ===============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC AND DILUTED                                                                  96,135,126              96,135,126
                                                                                  ================         ===============




                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                                    WARP 9, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/DEFICIT)


                                                                                         Additional
                                   Preferred Stock               Common Stock              Paid-in     Accumulated
                                Shares         Value         Shares          Value         Capital       Deficit         Total
                              -----------   -----------  ---------------   ----------    -----------  -------------  --------------
Balance, June 30, 2011                 -    $        -       96,135,126    $  96,135     $7,299,905   $ (6,875,272)  $     520,768

Stock compensation expense             -             -                -            -          2,708              -           2,708

Contributed services                   -             -                -            -         32,000              -          32,000

Net loss                               -             -                -            -              -       (574,735)       (574,735)
                              -----------   -----------  ---------------   ----------    -----------  -------------  --------------

Balance, June 30, 2012                 -             -       96,135,126       96,135      7,334,613     (7,450,007)        (19,259)

Stock compensation expense             -             -                -            -         21,010              -          21,010

Contributed services                   -             -                -            -         12,000              -          12,000

Net loss                               -             -                -            -              -       (333,842)       (333,842)

Discount on Note                       -             -                -            -          6,000              -           6,000
                              -----------   -----------  ---------------   ----------    -----------  -------------  --------------

Balance, June 30, 2013                 -    $        -       96,135,126    $  96,135     $7,373,623   $ (7,783,849)  $    (314,091)
                              ===========   ===========  ===============   ==========    ===========  =============  ==============















                 The accompanying notes are an integral part of
                    these consolidated financial statements


                                    WARP 9, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Years Ended
                                                                    June 30, 2013     June 30, 2012
                                                                    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                  $    (333,842)    $    (574,735)
          Adjustment to reconcile net loss to net cash
             provided/(used) by operating activities
          Depreciation and amortization                                    23,496            25,888
          Bad debt expense                                                (27,502)           41,000
          Cost of stock compensation recognized                            21,010             2,708
          Contributed services                                             12,000            32,000
          Amortization of debt discount                                       542                 -
          Gain on sale of fixed assets                                     (2,500)                -
          Gain on settlement of debt                                       (8,807)                -
          Change in assets and liabilities:
          (Increase) Decrease in:
          Accounts receivable                                              57,955           (66,071)
          Prepaid and other assets                                         10,449            13,596
          Other assets                                                     12,000            12,000
          Increase (Decrease) in:
             Accounts payable                                              94,534            19,896
             Accrued expenses                                               5,583            (6,463)
             Deferred income                                              (32,853)              843
             Other liabilities                                             (7,608)           (2,928)
                                                                    --------------    --------------

      NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES                   (175,543)         (502,266)
                                                                    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                               (7,425)          (10,028)
          Proceeds from sale of fixed assets                                2,500                 -
                                                                    --------------    --------------

      NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES                     (4,925)          (10,028)
                                                                    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of notes payable                         130,000                 -

                                                                    --------------    --------------

      NET CASH  PROVIDED/(USED) IN FINANCING ACTIVITIES                   130,000                 -
                                                                    --------------    --------------

      NET DECREASE IN CASH                                                (50,468)         (512,294)


CASH, BEGINNING OF YEAR                                                    63,104           575,398
                                                                    --------------    --------------

CASH, END OF YEAR                                                   $      12,636     $      63,104
                                                                    ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Interest paid                                                 $         578     $         197
                                                                    ==============    ==============
      Taxes paid                                                    $       2,989     $       2,237
                                                                    ==============    ==============








                 The accompanying notes are an integral part of
                    these consolidated financial statements

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2013 AND 2012


1.   ORGANIZATION AND LINE OF BUSINESS

     ORGANIZATION
     Warp 9, Inc. (the "Company") is a Nevada corporation formerly known as Roaming Messenger, Inc., formerly known as Latinocare Management Corporation ("LMC"). On August 24, 2006, the Company's board of directors and a majority of shareholders voted to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc. to reflect a new strategic plan of focusing primarily on the business of the Company's wholly owned subsidiary, Warp 9, Inc., a Delaware corporation. The Company, based in Goleta, California, began operations on October 1, 1999. The Company is a provider of fully hosted web based e-commerce software products.

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

     GOING CONCERN
     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through June 30, 2013. It is Management's plan to generate additional working capital from increasing sales from its new Warp 9 Total Commerce Platform ("TCP") and Warp 9 Mobile service offerings, and then continue to pursue its business plan and purposes.

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

     ACCOUNTS RECEIVABLE
     The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at June 30, 2013 and 2012 are $24,907 and $52,408 respectively.

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

     REVENUE RECOGNITION
     The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of the income is generated from professional services and site development fees.

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

     Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. The deferred revenue as of June 30, 2013 and 2012 was zero and $32,853, respectively.

     For the fiscal year ended, June 30, 2013, monthly recurring fees for TCP, ICS and mobile services account for 34% of the Company's total revenues, professional services account for 62% and the remaining 4% of total revenues are from resale of third party products and services.

     For the fiscal year ended, June 30, 2012, monthly recurring fees for TCP, ICS and mobile services account for 61% of the Company's total revenues, professional services account for 22% and the remaining 17% of total revenues are from resale of third party products and services.

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

     RESEARCH AND DEVELOPMENT
     Research and development costs are expensed as incurred. Total research and development costs were $13,307 and $119,163 for the years ended June 30, 2013 and 2012, respectively.

     ADVERTISING COSTS
     The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $498 and $25,116 for the years ended June 30, 2013 and 2012, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2013 and 2012, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

     Depreciation expenses were $23,495 and $25,888 for the years ended June 30, 2013 and 2012, respectively.

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

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the year ended June 30, 2013, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2013 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of operations for the year ended June 30, 2013 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the year ended June 30, 2013 and 2012 was $21,010 and $2,708, respectively.

     EARNINGS PER SHARE
     Earnings per Share require the Company to calculate earnings per share based on basic and diluted earnings per share, as defined. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options and warrants to issue common stock were exercised or converted into common stock. For the year ended June 30, 2013, since the Company reported a net loss, the additional diluted shares would have had an anti-dilutive effect. Therefore, all additional shares that would have been included in the diluted earnings per share calculation were excluded, and the basic and diluted earnings per share numbers are identical.

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     Management reviewed accounting pronouncements issued during the twelve months ended June 30, 2013, and no pronouncements were adopted during the period.

     RECLASSIFICATION
     Certain balance sheet and statement of operations amounts for the year ended June 30, 2012 were reclassified to conform to the presentation for the year ended June 30, 2013.

3.   NOTES PAYABLE

     At June 30, 2007, the Company reclassified an accounts payable account to a vendor in the amount of $154,429 to a note payable. The monthly payment on the note is $3,342 per month and bears annual interest at the rate of 10% per annum. At June 30, 2013 and 2012, the outstanding principal and accrued interest balance was $45,815 and $41,831, respectively. The total outstanding and accrued interest balance of $45,815 is currently due.

     On March 25, 2013, the Company signed a convertible promissory note ("the March 2013 Note") in the amount of $100,000, at which time an initial advance of $50,000 was received to cover operational expenses. The lender, Wings Fund, Inc., advanced an additional $20,000 on April 16, 2013, an additional $15,000 on May 1, 2013 and an additional $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The March 2013 Note bears interest at a rate of 10% per year and matures one year from the effective date of each advance.

     On May 16, 2013, the Company signed a convertible promissory note ("the May 2013 Note") in the amount of $100,000, at which time an initial advance of $10,000 was received to cover operational expenses. The lender, Wings Fund, Inc., advanced an additional $20,000 on June 3, 2013 and an additional $25,000 on July 2, 2013, for a total draw of $55,000. The terms of the May 2013 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. At the time of issuance, the Company recognized a discount on the May 2013 Note in the amount of $6,000, due to the beneficial conversion feature. This discount will be recognized over twelve months, beginning on May 16, 2013. For the year ended June 30, 2013, the Company included $542 in interest expense related to the discount. The May 2013 Note bears interest at a rate of 10% per year and matures one year from the effective date of each advance.

4.   RELATED PARTIES

     During the fiscal year ended June 30, 2013, the Company received a total of $130,000 from Wings Fund, Inc., an affiliate of the Company, pursuant to the March 2013 Note and the May 2013 Note. See footnote 3 for details regarding the March 2013 Note and the May 2013 Note.

     During the fiscal year ended June 30, 2012, the Company signed a licensing agreement with PageTransformer, to obtain expertise in the area of mobile app and mobile web development. This licensing agreement expires in the year ended June 30, 2014 and will not be renewed. The two founders of PageTransformer, Andrew VanNoy and Zachary Bartlett, are our current Chief Executive Officer and our current Vice President of Operations, respectively. Other than the original licensing fee paid to PageTransformer, the Company has not made any subsequent payments to PageTransformer under the licensing agreement.

5.   INCOME TAXES

     The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

     Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at June 30, 2013 and 2012, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

     The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended June 30, 2013 and 2012, the Company did not recognize interest and penalties.

6.   DEFERRED TAX BENEFIT

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

     Net deferred tax assets consist of the following components as of June 30, 2013 and 2012:

                                                2013              2012
                                           ---------------- -----------------
     Deferred Tax Assets:
        NOL Carryforward                   $     2,349,100  $      2,207,500
        Depreciation                               (12,500)            7,500
        R&D Carryforward                               300            11,100
        Capital Loss Carryforward                   12,000            11,800
        Accrued Vacation Payable                     8,600             6,500
        Allowance for Doubtful Accounts              9,700            20,500
        Related party accruals                       1,000                 -
        Contribution Carryforward                      200               200

     Valuation Allowance                        (2,368,400)       (2,265,100)
                                           ---------------- -----------------
     Net Deferred Tax Asset                $             -  $              -
                                           ================ =================

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended June 30, 2013 and 2012 due to the following:

                                                 2013             2012
                                           ---------------- ----------------
     Book Income                           $      (130,200) $      (224,000)
     Nondeductible expenses                          8,700            1,000
     Accrued Vacation Payable                       (2,200)           6,000
     Allowance for Bad Debt                        (10,700)          16,000
     Depreciation                                   (1,400)          (4,500)
     Contributed Services                            4,700           12,500
     R&D Credit                                        100            4,500
     Related party accruals                          1,000                -

     Valuation Allowance                           130,000          188,500
                                           ---------------- ----------------
     Income Tax Expense                    $             -  $             -
                                           ================ ================

     At June 30, 2013, the Company had net operating loss carryforwards of approximately $6,023,000, that may be offset against future taxable income from the year 2012 through 2031. No tax benefit has been reported in the June 30, 2013 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

7.   CAPITAL STOCK

     No transactions effecting capital stock were noted during the years ended June 30, 2013 or June 30, 2012.

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

     The Company used the historical industry index to calculate volatility, since the Company's stock history did not represent the expected future volatility of the Company's common stock. The fair value of options granted during the year ended June 30, 2013, was determined using the Black Scholes method with the following assumptions:

                                                      Year Ended
                                                       6/30/2013
                                                   -------------------
     Risk free interest rate                             6.00%
     Stock volatility factor                              171
     Weighted average expected option life              7 years
     Expected dividend yield                              none

     A summary of the Company's stock option activity and related information follows:

                                                  Year ended                      Year ended
                                                June 30, 2013                   June 30, 2012
                                       -------------------------------- -------------------------------
                                                           Weighted                        Weighted
                                                            average                         average
                                                           exercise                        exercise
                                            Options          price          Options          price
                                       ----------------- -------------- ---------------- --------------
     Outstanding -beginning of year           3,578,000  $        0.01          608,000  $        0.06

     Granted                                 12,500,000  $       0.005        3,500,000  $       0.004
     Exercised                                        -  $           -                -  $           -
     Forfeited                               (2,570,000) $       0.007         (530,000) $        0.05
                                       ----------------- -------------- ---------------- --------------
     Outstanding - end of year               13,508,000  $       0.005        3,578,000  $        0.01
                                       ================= ============== ================ ==============
     Exercisable at the end of year           4,101,184  $       0.005          703,430  $       0.017
                                       ================= ============== ================ ==============
     Weighted average fair value of
      options granted during the year                    $       0.005                   $       0.004
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

     The weighted average remaining contractual life of options outstanding, as of June 30, 2013 was as follows:

                                                          Weighted
                                                          Average
                                   Number of             remaining
             Exercise               options             contractual
              prices              outstanding           life (years)
        -------------------    ------------------    ------------------
             $ 0.050                    8,000               5.08
             $ 0.005               12,500,000               6.12
             $ 0.004                1,000,000               8.29
                               ------------------
                                   13,508,000
                               ==================

     WARRANTS
     During the years ended June 30, 2013 and 2012, the Company issued no warrants for services. A summary of the Company's warrant activity and related information follows:

                                              Year End                         Year End
                                            June 30, 2013                    June 30, 2012
                                   -------------------------------- -------------------------------
                                                        Weighted                        Weighted
                                                        average                          average
                                                        exercise                        exercise
                                        Options          price           Options          price
                                   ------------------ ------------- ------------------ ------------
     Outstanding -beginning of year       28,019,163  $      0.003         28,019,163  $     0.003
     Granted                                       -             -                  -            -
     Exercised                                     -             -                  -            -
     Forfeited                                     -             -                  -            -
                                   ------------------ ------------- ------------------ ------------
     Outstanding - end of year            28,019,163  $      0.003         28,019,163  $     0.003
                                   ================== ============= ================== ============

     The weighted average remaining contractual life of warrants outstanding as of June 30, 2013 was as follows:
                                                      Weighted
                                                       Average
                                Number of             remaining
          Exercise               options             contractual
           prices              outstanding           life (years)
     -------------------    ------------------    ------------------
          $ 0.003               28,019,163               2.77

9.   CONCENTRATIONS

     For the year ended June 30, 2013, the Company had two major customers who represented approximately 46% of total revenue. For the year ended June 30, 2012, the Company had three major customers who represented approximately 55% of total revenue. At June 30, 2013 and 2012, accounts receivable from four customers represented approximately 84% and 75% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

10.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES
     During the year ended June 30, 2013, the Company leased approximately 5,251 square feet of office space at 6500 Hollister Avenue, Suite 120, Santa Barbara, California 93117 for approximately $8,046 per month, pursuant to a five year lease agreement which commenced on May 25, 2010. Because the landlord was able to rent the previous space quickly, the Company did not recognize a termination penalty for vacating the space early. On August 26, 2013, the Company signed a new two year lease commencing on October 1, 2013 for approximately 2,534 square feet of office space at 1933 Cliff Dr., Suite 11, Santa Barbara, California 93109 for approximately $4,308 per month. The following is a schedule, by years, of future minimum rental payments required under the operating lease. The new lease expires in 2015.

                     Years Ending
                       June 30,             Rent Payment
                -----------------------------------------------
                         2014                 $ 63,393
                         2015                 $ 53,760

     Total lease expense for the years ended June 30, 2013 and 2012 was $151,148 and $152,198, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

     LEGAL MATTERS
     The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company's business or financial condition.

11.  SUBSEQUENT EVENTS

     Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined that the following subsequent events are reportable.

     On July 2, 2013, the Company received an additional advance on the May 2013 Note from Wings Fund, Inc, in the amount of $25,000 to help fund operations. This amount was not included in the total amount due on the May 2013 Note, as of June 30, 2013.

     On August 26, 2013, the Company signed a lease agreement for approximately 2,534 square feet of office space located at 1933 Cliff Dr., Suite 11, Santa Barbara, CA 93109, , pursuant to a two year lease agreement for approximately $4,308 per month, which commences on October 1, 2013. In addition, the Company is responsible for its pro-rata share of common area maintenance fees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

         None.


ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

         As of June 30, 2013, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized, and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2013.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

         We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in "Internal Control-Integrated Framework." Based on this assessment, management believes that, as of June 30, 2013, our internal control over financial reporting was effective based on those criteria. There have been no changes in internal control over financial reporting since June 30, 2013, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

NO ATTESTATION REPORT BY INDEPENDENT REGISTERED ACCOUNTANT

         The effectiveness of our internal control over financial reporting as of June 30, 2013 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
----------------------------------------------------------------

         The following table lists the executive officers and directors of the Company as of June 30, 2013:

NAME                      AGE       POSITION
----------------------    ----      --------------------------------------------
Andrew Van Noy             30       Chief Executive Officer, President
                                    and Chairman

Gregory Boden              42       Chief Financial Officer, Corporate
                                    Secretary, and Director

Zachary Bartlett           32       Vice President of Operations and Director


         Andrew Van Noy, age 30, has been a director of the Company since November 17, 2012. Mr. Van Noy has been the President of the Company since April 24, 2012 and the Chief Executive Officer of the Company since August 13, 2012. He was the Vice President of Sales and Marketing of the Company from May 1, 2011 to November 17, 2012 and Executive Vice President of the Company from November 17, 2012 to April 24, 2012. Mr. Van Noy came to the Company with experience in the private equity and investment banking industry, where he served from April 2006 to December 2008 as Director of Velocity of Money, a boutique real estate Private Equity firm, and managed over $300 million of transactions at Morgan Stanley's global banking headquarters in Salt Lake City, Utah. From January 2009 to April 2011, Mr. Van Noy served as the Vice President of Sales and Marketing for PageTransformer, a company which provided web and software development for iPad, iPhone, and Android devices.

         Mr. Van Noy's qualifications:
         o Leadership Experience - Mr. Van Noy has held various leadership and executive positions including Executive Vice President, President, and Chief Executive Officer of the Company.
         o Industry Experience - Mr. Van Noy helped lead the re-branding and re-structuring of the Company, including the launch of the new Warp 9 TCP. In addition, Mr. Van Noy led the Company to a strategic partnership with the industry leading mobile commerce technology provider, Moovweb, to offer cutting edge mobile commerce website technology to its customers.

         Gregory Boden, age 42, has been a director of the Company since November 17, 2011 and the Corporate Secretary of the Company since February 11, 2013. On April 24, 2012 Mr. Boden was appointed Chief Financial Officer of the Company. From June 1, 2011 to March 1, 2012, Mr. Boden served as an independent contractor assisting the Company in accounting and financial reporting matters. In addition to his position as Chief Financial Officer, Mr. Boden has served since January 1, 2011 as the President of Bountiful Capital, LLC, a Santa
Barbara based private equity company. Prior to joining the Company, from September 2006 to October 2009, Mr. Boden worked in public accounting in the audit practice of KPMG, LLP, after which, from October 2009 to December 2010, he and managed the franchise accounting, treasury and cash application departments of Select Staffing, a nationwide staffing company.

         Mr. Boden's qualifications:
         o Leadership experience - Mr. Boden has managed teams ranging from three to 50 people in various industries and backgrounds. In public accounting, Mr. Boden supervised the planning and day-to-day execution of audits of large public, private and governmental entities.
         o Industry experience - Mr. Boden worked for several years in the telecommunications industry for AT&T and WorldCom (now Verizon Business) selling voice, data, internet, and data center services. He leverages his industry expertise while assisting in the planning and operation of the Company's data center and overall sales strategy.

         o Finance experience - Mr. Boden has been assisting the Company with accounting and financial reporting matters since June 1, 2011, and for several years outside the Company. He is a Certified Public Accountant, licensed in the state of California and has been instrumental in streamlining the accounting and financial reporting processes of the Company. Mr. Boden served as the Treasurer of the Los Padres Council of the Boy Scouts of America from June 2010 until December 2012. In that position, he oversaw the monthly financial reporting and assists office staff with implementation of proper internal control structures and complicated accounting matters.

         Zachary Bartlett, age 31, has been the Vice President of Operations of the Company since July 2012. Prior to joining the Company, Mr. Bartlett was the Creative Director of Crowbar Studios, Inc., a graphic design and web development firm founded by Mr. Bartlett in 2008. From 2004 to 2008, he held the position of Art and Brand consultant at Demon International, a snowboard accessories company. In 2009, Mr. Bartlett was one of the founders of Page Transformer, Inc., a company that provided web and software development for iPad, iPhone, and Android devices. Mr. Bartlett received his Bachelor of Fine Arts degree in graphic design from Brigham Young University in 2004.

         Mr. Bartlett's qualifications:
         o Industry experience - Mr. Bartlett worked for several years in the web development industry for Crowbar Studios, Inc. and Demon International
         o Design Experience - Mr. Bartlett has a degree in graphic design from Brigham Young University and has further developed these skills as he has provided graphic design and web development services to both consumer and business customers. His current role at the Company requires Mr. Bartlett to use these skills to oversee various projects related to web and app development.

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

REPORT OF THE AUDIT COMMITTEE

         In February 2006, the sole member of the Company's Audit Committee resigned from the Board of Directors for personal reasons. The Company has not reformed the Audit Committee since that time. Accordingly the Company has not received any reports from an Audit Committee during the fiscal year ended June 30, 2013. The Company's full Board of Directors is presently performing the functions of an Audit Committee until a new Audit Committee is formed in the future.

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

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and certain persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC"). Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file. Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended June 30, 2013 have been complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

COMPENSATION DISCUSSION AND ANALYSIS

         The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table ("Named Executive Officers"), and executive officers that we may hire in the future. As more fully described below, our board of directors makes all decisions for the total direct compensation of our executive officers, including the Named Executive Officers. We do not have a compensation committee, so all decisions with respect to management compensation are made by the whole board.

COMPENSATION PROGRAM OBJECTIVES AND REWARDS

         Our compensation philosophy is based on the premise of attracting, retaining, and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance. Following this philosophy, in determining executive compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance in the future, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork and performance, and each executive's total compensation package. We strive to accomplish these objectives by compensating all executives with total compensation packages consisting of a combination of competitive base salary and incentive compensation.

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

         o Base salary and benefits are designed to attract and retain employees over time.
         o Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
         o Equity incentive awards, such as stock options and non-vested stock, focus executives' efforts on the behaviors within the recipients' control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.
         o        Severance   and  change  in  control  plans  are  designed  to
                  facilitate   a   company's   ability  to  attract  and  retain
                  executives as we compete for talented employees in a marketplace where such protections are commonly offered. We currently have not given separation benefits to any of our Name Executive Officers.

BENCHMARKING

         We have not yet adopted benchmarking but may do so in the future. When making compensation decisions, our board of directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies. Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation as each executive officer's compensation relative to the benchmark varies based on scope of responsibility and time in the position. We have not yet formally established our peer group for this purpose.

THE ELEMENTS OF WARP 9'S COMPENSATION PROGRAM

BASE SALARY

         Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended June 30, 2013, all executive officer base salary decisions were approved by the board of directors.

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

INCENTIVE COMPENSATION AWARDS

         The Named Executives have not been paid bonuses and our board of directors has not yet established a formal compensation policy for the determination of bonuses. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Warp 9: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted ("EBITDA"), and (3) our stock price. The board has not adopted specific performance goals and target bonus amounts for any of our fiscal years, but may do so in the future.

EQUITY INCENTIVE AWARDS

         Effective July 10, 2003, our board of directors adopted the Warp 9, Inc. 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "Plan") authorizing the issuance of up to 5,000,000 shares of our common stock pursuant to the grant and exercise of up to 5,000,000 stock options. The Plan has been approved by the holders of our outstanding shares. We believe that stock option awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive's position, his or her performance and responsibilities, and the amount of options, if any, currently held by the officer and their vesting schedule. Our policy prohibits backdating options or granting them retroactively. As of June 30, 2013, 508,000 stock options granted under the Plan remain outstanding. As of June 30, 2013, 13,000,000 stock options granted outside of the Plan are outstanding.

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

EXECUTIVE OFFICER COMPENSATION

         The following summary compensation table sets forth certain information concerning compensation paid to the Company's Chief Executive Officer and its most highly paid executive officers (the "Named Executive Officers") whose total annual salary and bonus for services rendered in all capacities for the fiscal year ended June 30, 2013 was $100,000 or more.

                                             SUMMARY COMPENSATION TABLE

                                   FISCAL                               OPTION          ALL OTHER
  NAME AND PRINCIPAL POSITION       YEAR         SALARY     BONUS      AWARDS(1)      COMPENSATION       TOTAL
------------------------------------------------------------------------------------------------------------------
William E. Beifuss (2).....         2013         $12,000     -0-          -0-              -0-          $12,000
Former Chairman of the Board,       2012         $64,000     -0-          -0-              -0-          $64,000
former Chief Executive Officer,
former President, former
Interim Chief Financial
Officer, and former Corporate
Secretary

Andrew Van Noy (3).........         2013        $125,000     -0-        $26,500            -0-         $151,500
Chief Executive Officer,            2012         $89,000     -0-          -0-            $12,808       $101,808
President, and Director

Gregory Boden (4)..........         2013         $58,750     -0-        $13,250            -0-          $72,000
Chief Financial Officer,            2012         $30,000     -0-         $2,000            -0-          $32,000
Corporate Secretary, and
Director

Zachary Bartlett (5).......         2013        $102,000     -0-        $26,500            -0-         $128,500
Vice President of Operations        2012         $54,475     -0-          -0-              -0-          $54,475
and Director
------------------------------------------------------------------------------------------------------------------

(1) The amounts in this column reflect the grant-date fair value of stock options with respect to the years ended June 30, 2012 and 2013, in accordance with applicable accounting guidance related to stock based compensation. For a description of the assumptions used in determining the value of the options, see the notes to the consolidated financial statements.

(2) Mr. Beifuss received $1 per year in consideration for his services as an executive officer of the Company until December 2010. From January 2011 to March 31, 2012, his compensation was increased to $8,000 per month for his services as the President and Chief Executive Officer of the Company. Beginning March 1, 2012, Mr. Beifuss forfeited his salary. Mr. Beifuss did not receive any compensation for his services as the Chairman of the Board of Directors of the Company. During the fiscal year ended June 30, 2012, Mr. Beifuss held the position of President until April 24, 2012 and during the fiscal year ended June 30, 2013, he held the position of Chief Executive Officer until August 13, 2012.

(3) Mr. Van Noy has been the President of the Company since April 24, 2012 and the Chief Executive Officer of the Company since August 13, 2012. During the fiscal year ended June 30, 2012, part of Mr. Van Noy's compensation was commission-based, for new business he brought into the Company. Total commission earned during the fiscal year ended June 30, 2012 was $12,808. For the fiscal year ended June 30, 2013, no such arrangement existed. Mr. Van Noy's base compensation was increased to $120,000 per year, beginning on July 16, 2012, and to $132,000 per year beginning on January 1, 2013.

(4) Mr. Boden has been the Chief Financial Officer of the Company since April 24, 2012. From June 1, 2011 to April 24, 2012, Mr. Boden provided accounting and financial reporting assistance to the Company both as a non-executive employee and as an independent contractor. Mr. Boden's compensation during the fiscal year ended June 30, 2012, both as an employee and a contractor, was $2,500 per month. Mr. Boden's compensation was increased to $60,000 per year, beginning on July 16, 2012.

(5) Mr. Bartlett has been the Vice President of Operations for the Company since July 2012. As Vice President of Operations his compensation was $96,000 per year until January 1, 2013, when it was raised to $108,000 per year. Prior to becoming the Vice President of Operations of the Company, Mr. Bartlett was an independent contractor to the Company, for which he was paid total compensation of $4,000 per month until April 30, 2012, $6,000 per month until May 31, 2012, and then $8,000 per month until June 30, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by the Company's executive officers at June 30, 2013.

                                                 OPTION AWARDS
-------------------------------------------------------------------------------------------------------------
                         NUMBER OF SECURITIES    NUMBER OF SECURITIES
                             UNDERLYING               UNDERLYING
                        UNEXERCISED OPTIONS       UNEXERCISED OPTIONS  OPTION EXERCISE  OPTION EXPIRATION
         NAME               EXERCISABLE              UNEXERCISABLE           PRICE             DATE
-------------------------------------------------------------------------------------------------------------
Gregory Boden (1)                214,746                285,254            $0.004        October 12, 2021
   Chief Financial               732,877              1,767,123            $0.0053        August 13, 2019
   Officer and
   Corporate Secretary

Andrew Van Noy (2)             1,465,753              3,534,247            $0.0053        August 13, 2019
   Chief Executive
   Officer and
   President

Zachary Bartlett (3)           1,465,753              3,534,247            $0.0053        August 13, 2019
   Vice President of
   Operations
-------------------------------------------------------------------------------------------------------------

(1) On October 12, 2011, Mr. Boden received stock options to purchase 500,000 shares of common stock, at an exercise price of $0.004 per share exercisable for a period of ten years from the date of grant. These stock options vest at a rate of 1/48 per month commencing on the date of grant until all of the options are vested. On August 13, 2012, Mr. Boden received stock options to purchase 2,500,000 shares of common stock, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

(2) On August 13, 2012, Mr. Van Noy received stock options to purchase 5,000,000 shares of common stock, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

(3) On August 13, 2012, Mr. Bartlett received stock options to purchase 5,000,000 shares of common stock, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

OPTION EXERCISES AND STOCK VESTED

         None of the Company's executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended June 30, 2013.

DIRECTOR COMPENSATION

         The Company's directors did not receive any compensation for their services rendered to the Company as directors during the fiscal years ended June 30, 2013 and June 30, 2012.

EMPLOYMENT AGREEMENTS

         The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

STOCK OPTION PLAN

         On July 10, 2003, the Board of Directors of the Company adopted the 2003 Stock Option Plan for Directors, Executive Officers, Employees and Key Consultants of the Company (the "2003 Plan"). The 2003 Plan was ratified by the shareholders of the Company by written consent effective August 25, 2003. The 2003 Plan authorizes the issuance of up to 5,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 5,000,000 stock options. To date, 508,000 options to purchase 508,000 shares of common stock at a volume weighted average price of $0.0047 per share granted under the 2003 Plan are outstanding. To date, no options have been exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Warp 9 at September 27, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of September 27, 2013 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 96,135,126 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o Warp 9, Inc., 6500 Hollister Avenue, Suite 120, Santa Barbara, California 93117. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name.

                                          NUMBER OF SHARES        PERCENTAGE
      NAME, TITLE AND ADDRESS           BENEFICIALLY OWNED (1)     OWNERSHIP
-----------------------------------     ----------------------    ----------
Gregory Boden                                 1,508,107              1.6%
Director, Chief Financial Officer,
and Corporate Secretary (2)

Andrew VanNoy                                 2,150,685              2.2%
Chairman, Chief Executive Officer,
and President (3)

Zachary Bartlett                              2,150,685              2.2%
Director and Vice President of
Operations (4)

All current Executive Officers as             5,809,477              6.0%
a Group

Wings Fund, Inc.                             31,403,691             32.67%
5662 Calle Real #115
Santa Barbara, California 93117

William E. Beifuss                            3,404,863              3.54%
6500 Hollister Ave., Suite 120
Santa Barbara, CA 93117

Jonathan Lei                                 17,393,905             18.09%
7127 Hollister Avenue, #25A
Santa Barbara, California 93117
-----------------------------------

(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Includes 1,341,438 shares which may be purchased by Mr. Boden pursuant to stock options that are exercisable within 60 days of September 27, 2013.

(3) Includes 2,150,685 shares which may be purchased by Mr. Van Noy pursuant to stock options that are exercisable within 60 days of September 27, 2013.

(4) Includes 2,150,685 shares which may be purchased by Mr. Bartlett pursuant to stock options that are exercisable within 60 days of September 27, 2013.

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

AUDIT FEES

         An aggregate of $29,500 was billed by our auditors for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2013, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2012, December 31, 2012, and March 31, 2013.

An aggregate of $32,306 was billed by our auditors for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2012, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2011, December 31, 2011, and March 31, 2012.

TAX FEES

         Our auditors billed the Company $1,446 for tax preparation services during the fiscal year ended June 30, 2013.

         Our auditors billed the Company $1,010 for tax preparation services during the fiscal year ended June 30, 2012.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

(a)     Exhibits

        EXHIBIT            DESCRIPTION
        -------            -----------------------------------------------------
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

        10.4 Securities Purchase Agreement dated as of March 28, 2005 between Roaming Messenger, Inc. and Wings Fund, Inc.(6)
        10.5 Periodic Equity Investment Agreement dated as of March 28, 2005 between Roaming Messenger, Inc. and Wings Fund, Inc.(6)
        10.6 Registration Rights Agreement dated as of March 28, 2005 between Roaming Messenger, Inc. and Wings Fund, Inc.(6)
        10.7 Securities Purchase Agreement dated December 28, 2005 between the Company and Cornell Capital Partners LLP
                           (3)
        10.8               Investor Registration Rights Agreement dated December
                           28, 2005 (3)
        10.9 Insider Pledge and Escrow Agreement dated December 28, 2005 by and among the Company, Cornell and David Gonzalez as escrow agent (3)
        10.10 Security Agreement dated December 28, 2005 by and between the Company and Cornell (3)
        10.11 Escrow Agreement Dated December 28, 2005 by and among the Company, Cornell and David Gonzalez, as Escrow Agent (3)
        10.12              Irrevocable Transfer Agent Instructions (3)
        10.13              Exclusive Technology License Agreement, dated
                           September 18, 2006 (8)
        10.14 Subscription Agreement with Zingerang Inc., dated September 18, 2006 (8)
        10.15 Termination of License Agreement with Carbon Sciences, Inc., dated April 2, 2007 (9)
        10.16 Completion of Securities Purchase Agreement dated December 28, 2005 between the Company and Cornell Capital Partners LLP (10)
        21.1               List of Subsidiaries (7)
        31.1               Section 302 Certification of Principal Executive
                           Officer
        31.2               Section 302 Certification of Principal
                           Financial/Accounting Officer
        32.1               Section 906 Certification of Principal Executive
                           Officer
        32.2               Section 906 Certification of Principal
                           Financial/Accounting Officer
----------------------
         (1) Incorporated by reference from the exhibits included with the Company's prior Report on Form 10-KSB filed with the Securities and Exchange Commission, dated March 31, 2002.

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

Dated: September 27, 2013                 WARP 9, INC.



                                          By: /s/ Andrew Van Noy
                                          ----------------------------------
                                          Andrew Van Noy,
                                          Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Andrew Van Noy                                Dated: September 27, 2013
    ---------------------------------------
    Andrew Van Noy,
    Chief Executive Officer, President
    (Principal Executive Officer)


By:  /s/ Gregory Boden                                 Dated: September 27, 2013
    ---------------------------------------
    Gregory Boden, Chief Financial Officer
    (Principal Financial/accounting Officer)