Form 10-Q
period 2013-09-30
WARP 9, INC.
filed 2013-11-12
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

For quarterly period ended September 30, 2013 or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the Transition period from _______________ to ______________

                         Commission File Number: 0-13215

                                     WARP 9, INC.
      -------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             NEVADA                                   30-0050402
 -------------------------------          ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


                 1933 CLIFF DRIVE, SUITE 11, SANTA BARBARA, CA 93109
      -------------------------------------------------------------------
                 (Address of principal executive offices) (Zip Code)

                                    (805) 964-3313
      -------------------------------------------------------------------
                  Registrant's telephone number, including area code


       -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of November 12, 2013, the number of shares outstanding of the registrant's class of common stock was 96,135,126.

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Consolidated Financial Statements                                    3
         Consolidated Balance Sheets as of  September 30, 2013
          (unaudited) and June 30, 2013                                       3
         Consolidated Statements of Operations for the Three Months
          ended September 30, 2013 and September 30, 2012 (unaudited)         4
         Consolidated Statement of Shareholders' Equity/(Deficit) for
          the Three Months ended September 30, 2013 (unaudited)               5
         Consolidated Statements of Cash Flows for the Three Months
          ended September 30, 2013 and September 30, 2012 (unaudited)         6
         Notes to Consolidated Financial Statements (unaudited)               7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          14

Item 4.  Controls and Procedures                                             14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 3.  Defaults Upon Senior Securities                                     14

Item 4.  Mine Safety Disclosures                                             15

Item 5.  Other Information                                                   15

Item 6.  Exhibits                                                            15

Signatures                                                                   16

PART I. - FINANCIAL INFORMATION
-------------------------------


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------

                                            WARP 9, INC. AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEETS

                                                                               September 30, 2013  June 30, 2013
                                                                               ------------------ ---------------
                                                                                   (unaudited)
                                                      ASSETS
CURRENT ASSETS
     Cash                                                                      $          37,045  $       12,636
     Accounts Receivable, net                                                             39,300          62,887
     Prepaid and Other Current Assets                                                      9,564           1,343
                                                                               ------------------ ---------------
        TOTAL CURRENT ASSETS                                                              85,909          76,866
                                                                               ------------------ ---------------

PROPERTY & EQUIPMENT, at cost
     Furniture, Fixtures & Equipment                                                      10,349          83,288
     Computer Equipment                                                                   21,948         266,789
     Computer Software                                                                     1,754          14,840
     Leasehold Improvements                                                                    -          18,696
                                                                               ------------------ ---------------
                                                                                          34,052         383,613
        Less accumulated depreciation                                                    (20,482)       (333,215)
                                                                               ------------------ ---------------
          NET PROPERTY AND EQUIPMENT                                                      13,570          50,398
                                                                               ------------------ ---------------

OTHER ASSETS
     Lease Deposit                                                                        14,199           8,244
     Licensing fees                                                                        2,000           5,000
                                                                               ------------------ ---------------
         TOTAL OTHER ASSETS                                                               16,199          13,244
                                                                               ------------------ ---------------

                TOTAL ASSETS                                                   $         115,678  $      140,508
                                                                               ================== ===============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
     Accounts Payable                                                          $         235,934  $      176,871
     Accrued Expenses                                                                     94,764          91,966
     Accrued Interest                                                                      8,944           7,948
     Deferred Operating Lease Liability                                                    5,552           6,117
     Notes Payable, Wings Fund, net                                                      161,845         126,984
     Note Payable, Other                                                                  37,867          37,867
     Customer Deposit                                                                      6,846           6,846
                                                                               ------------------ ---------------
        TOTAL CURRENT LIABILITIES                                                        551,752         454,599
                                                                               ------------------ ---------------

                TOTAL LIABILITIES                                                        551,752         454,599
                                                                               ------------------ ---------------

SHAREHOLDERS' EQUITY/(DEFICIT)
     Preferred Stock, $0.001 Par Value;
     5,000,000 Authorized Shares; no shares issued and outstanding                             -               -
     Common Stock, $0.001 Par Value;
     495,000,000 Authorized Shares;
     96,135,126 and 96,135,126 Shares Issued and Outstanding , respectively               96,135          96,135
     Additional Paid In Capital                                                        7,386,463       7,373,623
     Accumulated Deficit                                                              (7,918,672)     (7,783,849)
                                                                               ------------------ ---------------
        TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)                                            (436,074)       (314,091)
                                                                               ------------------ ---------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)           $         115,678  $      140,508
                                                                               ================== ===============





              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                           WARP 9, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (Unaudited)

                                                                                     Quarter Ended
                                                                       September 30, 2013   September 30, 2012
                                                                      -------------------- --------------------
REVENUE                                                               $           235,316  $           350,731

COST OF SERVICES                                                                   66,686               62,291
                                                                      -------------------- --------------------

GROSS PROFIT                                                                      168,630              288,440
                                                                      -------------------- --------------------

OPERATING EXPENSES
  Selling, general and administrative expenses                                    252,919              303,650
  Research and development                                                              -               13,307
  Stock option expense                                                              5,840                3,682
  Depreciation and amortization                                                    39,196                5,652
                                                                      -------------------- --------------------

        TOTAL OPERATING EXPENSES                                                  297,955              326,291
                                                                      -------------------- --------------------

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES                               (129,325)             (37,851)
                                                                      -------------------- --------------------

OTHER INCOME/(EXPENSE)
   Other income                                                                     5,000                7,500
   Gain on sale of fixed assets                                                       420                    -
   Gain on extinguishment of debt                                                       -                8,808
   Interest expense                                                                (8,165)                (996)
                                                                      -------------------- --------------------

        TOTAL OTHER INCOME (EXPENSE)                                               (2,745)              15,312
                                                                      -------------------- --------------------

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES                                  (132,070)             (22,539)
                                                                      -------------------- --------------------

PROVISION FOR INCOME (TAXES)/BENEFIT
   Income taxes paid                                                               (2,753)              (1,616)
   Income tax (provision)/benefit                                                       -                    -
                                                                      -------------------- --------------------

        PROVISION FOR INCOME (TAXES)/BENEFIT                                       (2,753)              (1,616)
                                                                      -------------------- --------------------

NET LOSS                                                              $          (134,823) $           (24,155)
                                                                      ==================== ====================

EARNINGS PER SHARE
    BASIC AND DILUTED                                                 $             (0.00) $             (0.00)
                                                                      ==================== ====================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC AND DILUTED                                                          96,135,126           96,135,126
                                                                      ==================== ====================









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                 WARP 9, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                                         (Unaudited)



                                                                                  Additional
                                  Preferred Stock            Common Stock           Paid-in     Accumulated
                                Shares       Value        Shares        Value       Capital       Deficit        Total
                              ----------- ----------- -------------- ----------- ------------- ------------- --------------
Balance, June 30, 2013                 -  $        -     96,135,126  $   96,135  $  7,373,623  $ (7,783,849) $    (314,091)

Stock compensation expense             -           -              -           -         5,840             -          5,840

Net loss                               -           -              -           -             -      (134,823)      (134,823)

Discount on Note                       -           -              -           -         7,000             -          7,000
                              ----------- ----------- -------------- ----------- ------------- ------------- --------------

Balance, September 30, 2013            -  $        -     96,135,126  $   96,135  $  7,386,463  $ (7,918,672) $    (436,074)
                              =========== =========== ============== =========== ============= ============= ==============

































              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                    WARP 9, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)


                                                                        Quarter Ended
                                                             September 30, 2013 September 30, 2012
                                                             ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                           $        (134,823) $         (24,155)
          Adjustment to reconcile net loss to net cash
             provided/(used) by operating activities
          Depreciation and amortization                                 39,196              5,652
          Cost of stock compensation recognized                          5,840              3,682
          Contributed services                                               -             12,000
          Amortization of debt discount                                  2,894                  -
          Gain on sale of fixed assets                                    (420)                 -
          Change in assets and liabilities:
          (Increase) Decrease in:
          Accounts receivable                                           23,587            (90,348)
          Prepaid and other assets                                      (8,221)             3,341
          Other assets                                                  (2,955)             3,000
          Increase (Decrease) in:
             Accounts payable                                           59,063             52,658
             Accrued expenses                                            2,798             (1,283)
             Deferred income                                                 -             (1,478)
             Other liabilities                                           4,398              1,006
                                                             ------------------ ------------------

      NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES                  (8,643)           (35,925)
                                                             ------------------ ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                            (2,368)                 -
          Proceeds from sale of fixed assets                               420                  -
                                                             ------------------ ------------------

      NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES                  (1,948)                 -
                                                             ------------------ ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of notes payable                       35,000                  -
                                                             ------------------ ------------------

      NET CASH  PROVIDED/(USED) IN FINANCING ACTIVITIES                 35,000                  -
                                                             ------------------ ------------------

      NET INCREASE/(DECREASE) IN CASH                                   24,409            (35,925)


CASH, BEGINNING OF YEAR                                                 12,636             63,104
                                                             ------------------ ------------------

CASH, END OF PERIOD                                          $          37,045  $          27,179
                                                             ================== ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Interest paid                                          $              17  $               -
                                                             ================== ==================
      Taxes paid                                             $           2,753  $               -
                                                             ================== ==================











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2013

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2013.

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

     ACCOUNTS RECEIVABLE
     The Company extends credit to its customers, who are located primarily in California. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at September 30, 2013 and June 30, 2013 are $24,907 and $24,907, respectively.

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

     Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. The deferred revenue as of September 30, 2013 and June 30, 2013 was $0 and $0, respectively.

     For the quarter ended, September 30, 2013, monthly recurring fees for the Company's total commerce platform ("TCP"), the Company's Internet commerce system ("ICS"), and mobile services account for 33% of the Company's total revenues, professional services account for 65% and the remaining 2% of total revenues are from resale of third party products and services.

     For the quarter ended, September 30, 2012, monthly recurring fees for TCP, ICS, and mobile services account for 34% of the Company's total revenues, professional services account for 60% and the remaining 6% of total revenues are from resale of third party products and services.

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

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2013

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended September 30, 2013, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2013 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of income for the three months ended September 30, 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The stock-based compensation expense recognized in the consolidated statements of operations during the three months ended September 30, 2013 and 2012 are $5,840 and $3,682, respectively.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     Management reviewed accounting pronouncements issued during the three months ended September 30, 2013, and no pronouncements were adopted during the period.

     RECLASSIFICATION
     Certain statement of operations amounts for the three months ended September 30, 2012 were reclassified to conform to the presentation of the period ended September 30, 2013.

3.   LIQUIDITY AND OPERATIONS

     The company had net losses of $134,823 and $24,155 for the three months periods ended September 30, 2013 and 2012, respectively, and net cash used in operating activities of $8,643 and $35,925 for the same periods, respectively.

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

     On May 16, 2013, the Company signed a convertible promissory note ("the May 2013 Note") in the amount of $100,000, at which time an initial advance of $10,000 was received to cover operational expenses. The lender, Wings Fund, Inc., advanced an additional $20,000 on June 3, 2013, an additional $25,000 on July 2, 2013 and an additional $10,000 on September 30, 2013, for a total draw of $65,000. The terms of the May 2013 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of
     (a) $0.015 per share,  or (b) 50% of the lowest trade price of Common Stock

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2013

     recorded on any trade day after the effective date of the agreement. At the time of issuance, the Company recognized a discount on the May 2013 Note in the amount of $6,000 and an additional $7,000 during the quarter ended September 30, 2013, due to the beneficial conversion feature. This discount will be recognized over twelve months, beginning on May 16, 2013. For the three months ended September 30, 2013 and the year ended June 30, 2013, the Company included $2,894 and $542, respectively, in interest expense related to the discount. The May 2013 Note bears interest at a rate of 10% per year and matures one year from the effective date of each advance.

5.   RELATED PARTIES

     During the quarter ended September 30, 2013 and fiscal year ended June 30, 2013, the Company received a total of $35,000 and $130,000, respectively, from Wings Fund, Inc., an affiliate of the Company, pursuant to the March 2013 Note and the May 2013 Note. See footnote 4 for details regarding the March 2013 Note and the May 2013 Note.

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

6.   CAPITAL STOCK

     At September 30, 2013 and 2012, the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. No transactions affecting capital stock were noted during the quarter ended September 30, 2013 or the fiscal year ended June 30, 2013.

7.   STOCK OPTIONS AND WARRANTS

     On July 10, 2003, the Company adopted the Warp 9, Inc. Stock Option Plan for Directors, Executive Officers, and Employees of and Key Consultants to the Company. This Plan authorized the grant of stock options to purchase up to 25,000,000 shares of common stock until July 10, 2013. Accordingly no new options may be granted under the Plan, but the terms and conditions of the Plan still govern all outstanding options under the Plan. Options granted under the Plan may be either Incentive Options or Nonqualified Options, and are administered by the Company's Board of Directors. Each option may be exercisable in full or in installment and at such time as designated by the Board. Notwithstanding any other provision of the Plan or of any Option Agreement, each option expires on the date specified in the Option Agreement, which date may be no later than the tenth anniversary of the date on which the option was granted (fifth anniversary in the case of an Incentive Option granted to a greater-than-10% stockholder). The purchase price per share of the Common Stock under each Incentive Option is to be no less than the Fair Market Value of the Common Stock on the date the option is granted (110% of the Fair Market Value in the case of a greater-than-10% stockholder). The purchase price per share of the Common Stock under each Nonqualified Option is to be specified by the Board at the time the Option is granted, and may be less than, equal to, or greater than the Fair Market Value of the shares of Common Stock on the date such Nonqualified Option is granted, but may be no less than 85% of the Fair Market Value of the Common Stock on the date of grant. The Plan provides specific language as to the termination of options granted.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2013

     The weighted average remaining contractual life of options outstanding issued under the plan as of September 30, 2013 was as follows:

                                                                  Weighted
                                                                   Average
                                      Number of                   remaining
          Exercise                     options                   contractual
           prices                    outstanding                 life (years)
     ------------------           ------------------          ----------------
     $          0.050                         8,000                 4.83
     $          0.004                       500,000                 8.04
                                  ------------------
                                            508,000
                                  ==================

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

     A summary of the Company's stock option activity for the three months ending September 30, 2013, and related information follows:

                                                      September 30, 2013
                                                 ------------------------------
                                                                   Weighted
                                                                    average
                                                                   exercise
                                                    Options          price
                                                 --------------- --------------
     Outstanding -beginning of period                13,508,000  $       0.005
     Granted                                                  -              -
     Exercised                                                -              -
     Forfeited                                                -              -
                                                 --------------- --------------
     Outstanding - end of period                     13,508,000  $       0.005
                                                 =============== ==============
     Exercisable at the end of period                 5,214,930  $       0.005
                                                 =============== ==============
     Weighted average fair value of
      options granted during the year                            $           -
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

8.   SUBSEQUENT EVENTS

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

         (m) uncollectible accounts and the need to incur expenses to collect amounts owed to the Company; and

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

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts'
expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

CURRENT OVERVIEW

         Warp 9 is a provider of e-commerce solutions for midsize online sellers. Offered as an outsourced and fully managed Software-as-a-Service
("SaaS") model, our products allow customers to focus on their core business, rather than technical implementations and software and hardware architecture, design, and maintenance. Our e-commerce solutions are primarily offered utilizing the Magento platform for websites accessed through a desktop interface and the Moovweb Responsive Delivery platform for websites accessed through a mobile interface. We also offer professional services to our clients which include online catalog design, merchandizing and optimization, order management, e-mail marketing campaign development, integration to third party payment processing and fulfillment systems, analytics, custom reporting and strategic consultation.

         We charge our customers fixed monthly management fees based on a SaaS model. Unlike traditional software companies that sell software on a perpetual license where quarterly and annual revenues are quite difficult to predict, our SaaS model spreads the collection of contract revenue over several quarters or years and makes our revenues more predictable for a longer period of time. We also charge non-recurring fees to initially develop websites for our customers.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012.

REVENUE

         Total revenue for the three months ended September 30, 2013 decreased by $115,415 to $235,316 compared to $350,731 for the three months ended September 30, 2012. The overall decrease in revenue was primarily the result of a decrease in recurring and non-recurring fees charged to customers related to the Warp 9 Internet Commerce System ("ICS") platform, partially offset by increases in fees billed for mobile and Magento projects.

COST OF REVENUE

         The cost of revenue for the three months ended September 30, 2013 increased by $4,395 to $66,686 compared to $62,291 for the three months ended September 30, 2012. The overall increase was primarily due to costs incurred to produce e-commerce websites.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative (SG&A) expenses for the three months ended September 30, 2013 decreased $50,731 to $252,919 compared to $303,650 for the three months ended September 30, 2012. The overall decrease in SG&A expenses was primarily due to a decrease in outside services and salary expenses.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the three months ended September 30, 2013 decreased $13,307 to $0 compared to $13,307 for the three months ended September 30, 2012. The decrease was due to a reduction in time devoted to the Warp 9 Total Commerce Platform ("TCP") and instead devoting those resources to operations and current project production.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses for the three months ended September 30, 2013 increased $33,544 to $39,196, compared to $5,652 for the three months ended September 30, 2012. The increase was due to the Company decommissioning its data center and disposing of the data center equipment, some of which had not been fully depreciated.

OTHER INCOME AND EXPENSE

         Total other income (expense) for the three months ended September 30, 2013 decreased $18,057 to net other expense of $2,745, compared to net other income of $15,312 for the three months ended September 30, 2012. The decrease was primarily due to the recognition of a gain on extinguishment of debt in the prior period, but no such item was recorded in the current period. In addition, as disclosed in footnote 4, the increase in Notes Payable has contributed to a higher interest expense in the current period when compared to the prior period.

NET INCOME/(LOSS)

         The consolidated net loss for the three months ended September 30, 2013 was ($134,823) compared to the consolidated net loss of ($24,155) for the three months ended September 30, 2012. The increase in net loss for the period was primarily due to a decrease in recurring revenue related to the ICS platform and an increase in depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($465,843) at September 30, 2013 compared to a net working capital deficit of ($377,733) at June 30, 2013. The decrease in net working capital at September 30, 2013 was caused by an increase in accounts payable over the past year.

         Cash flow used in operating activities was ($8,643) for the three months ended September 30, 2013 compared to cash flow used in operating activities of ($35,925) for the three months ended September 30, 2012. The decrease in cash flow used in operating activities of $27,282 was primarily due to a decrease in accounts receivable during the current period, partially offset by an increase in net loss.

         Cash flow used in investing activities was ($1,948) for the three months ended September 30, 2013 as compared to cash flow used in investment activities of $0 for the three months ended September 30, 2012. The increase in cash flow used in investing activities of $1,948 was primarily due to the increase of equipment purchases during the current period.

         Cash flow provided in financing activities was $35,000 for the three months ended September 30, 2013 as compared to $0 for the three months ended September 30, 2012. The increase in cash flow provided in financing activities of $35,000 was due to proceeds received by the Company from a convertible promissory note.

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

OFF-BALANCE SHEET ARRANGEMENTS

         None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.
---------------------------------

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

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2013 (under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2013.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate. After evaluating the Company's internal controls over financial reporting, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the internal controls over financial reporting are effective as of September 30, 2013.

 CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's three month period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  - OTHER INFORMATION
-----------------------------
ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         There are no current legal proceedings as of this time.

         The Company may file additional collection actions and be involved in other litigation in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

         None.

ITEM 4.  MINE SAFETY DISCLOSURES
--------------------------------

         Not applicable.

ITEM 5.  OTHER INFORMATION
--------------------------

         None

ITEM 6.  EXHIBITS
-----------------

(a)           Exhibits

 EXHIBIT NO.                                      DESCRIPTION
------------                 --------------------------------------------------
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


                                  WARP 9, INC.
                 ---------------------------------------------
                                  (Registrant)

Dated: November 12, 2013               By: /s/ Andrew Van Noy
                                           -------------------------------------
                                           Andrew Van Noy,
                                           Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Andrew Van Noy                                  Dated: November 12, 2013
-----------------------------------------------------
Andrew Van Noy, Chief Executive Officer and President
(Principal Executive Officer)


By: /s/ Gregory Boden                                   Dated: November 12, 2013
-----------------------------------------------------
Gregory Boden, Chief Financial Officer
(Principal Financial/Accounting Officer)