Form 10-Q
period 2013-12-31
WARP 9, INC.
filed 2014-02-12
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

      For quarterly period ended December 31, 2013

                                       or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the Transition period from _______________ to ______________

                         Commission File Number: 0-13215

                                     WARP 9, INC.
        ----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

            NEVADA                                      30-0050402
 -------------------------------            -----------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

               1933 CLIFF DRIVE, SUITE 11, SANTA BARBARA, CA 93109
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 964-3313
        ----------------------------------------------------------------
               Registrant's telephone number, including area code

        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of February 12, 2014, the number of shares outstanding of the registrant's class of common stock was 96,135,126.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                          PAGE
                                                                                                       ------
Item 1.        Consolidated Financial Statements                                                          3
               Consolidated Balance Sheets as of  December 31, 2013 (unaudited) and June 30, 2013         3
               Consolidated Statements of Operations for the Three and Six Months ended
                December 31, 2013 and December 31, 2012 (unaudited)                                       4
               Consolidated Statement of Shareholders' Equity/(Deficit) for the Six Months ended
                December 31, 2013 (unaudited)                                                             5
               Consolidated Statements of Cash Flows for the Six Months ended December 31, 2013
                and December 31, 2012 (unaudited)                                                         6
               Notes to Consolidated Financial Statements (unaudited)                                     7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations      11

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                 14

Item 4.        Controls and Procedures                                                                    14

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                                          14

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds                                14

Item 3.        Defaults Upon Senior Securities                                                            14

Item 4.        Mine Safety Disclosures                                                                    15

Item 5.        Other Information                                                                          15

Item 6.        Exhibits                                                                                   15

Signatures                                                                                                16

PART I. - FINANCIAL INFORMATION
-------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                           WARP 9, INC. AND SUBSIDIARY
                                           CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)

                                                                               December 31, 2013  June 30, 2013
                                                                               ------------------ ---------------
                                                                                  (unaudited)
                                                      ASSETS
CURRENT ASSETS
     Cash                                                                      $          24,166  $       12,636
     Accounts Receivable, net                                                             70,618          62,887
     Prepaid and Other Current Assets                                                      8,207           1,343
                                                                               ------------------ ---------------
TOTAL CURRENT ASSETS                                                                     102,991          76,866
                                                                               ------------------ ---------------

PROPERTY & EQUIPMENT, at cost
Furniture, Fixtures & Equipment                                                           10,349          83,288
Computer Equipment                                                                        22,741         266,789
Computer Software                                                                          1,754          14,840
Leasehold Improvements                                                                         -          18,696
                                                                               ------------------ ---------------
                                                                                          34,844         383,613
Less accumulated depreciation                                                            (21,709)       (333,215)
                                                                               ------------------ ---------------
NET PROPERTY AND EQUIPMENT                                                                13,135          50,398
                                                                               ------------------ ---------------

OTHER ASSETS
      Lease Deposit                                                                       14,199           8,244
      Licensing fees                                                                           -           5,000
                                                                               ------------------ ---------------
               TOTAL OTHER ASSETS                                                         14,199          13,244
                                                                               ------------------ ---------------

  TOTAL ASSETS                                                                 $         130,325  $      140,508
                                                                               ================== ===============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts Payable                                                               $         219,246  $      176,871
Accrued Expenses                                                                          95,833          91,966
Accrued Interest                                                                           9,940           7,948
Deferred Operating Lease Liability                                                         4,986           6,117
Notes Payable, Wings Fund, net                                                           168,856         126,984
Note Payable, Other                                                                       37,867          37,867
Customer Deposit                                                                           6,846           6,846
                                                                               ------------------ ---------------
TOTAL CURRENT LIABILITIES                                                                543,574         454,599
                                                                               ------------------ ---------------

  TOTAL LIABILITIES                                                                      543,574         454,599
                                                                               ------------------ ---------------

SHAREHOLDERS' EQUITY/(DEFICIT)
Preferred Stock, $0.001 Par Value;
5,000,000 Authorized Shares; no shares issued and outstanding                                  -               -
Common Stock, $0.001 Par Value;
495,000,000 Authorized Shares;
96,135,126 and 96,135,126 Shares Issued and Outstanding , respectively                    96,135          96,135
Additional Paid In Capital                                                             7,392,287       7,373,623
Accumulated Deficit                                                                   (7,901,671)     (7,783,849)
                                                                               ------------------ ---------------
TOTAL SHAREHOLDERS'  EQUITY/(DEFICIT)                                                   (413,249)       (314,091)
                                                                               ------------------ ---------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)                         $         130,325  $      140,508
                                                                               ================== ===============





              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                    WARP 9, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (Unaudited)

                                                           Three Months Ended                           Six Months Ended
                                                 ---------------------------------------   ---------------------------------------
                                                  December 31, 2013   December 31, 2012     December 31, 2013   December 31, 2012
                                                 ------------------- -------------------   ------------------- -------------------
REVENUE                                          $          376,179  $          260,706    $          611,495  $          611,437

COST OF SERVICES                                            101,938              49,002               168,623             102,329
                                                 ------------------- -------------------   ------------------- -------------------

GROSS PROFIT                                                274,241             211,704               442,872             509,108
                                                 ------------------- -------------------   ------------------- -------------------

OPERATING EXPENSES
  Selling, general and administrative expenses              248,258             259,834               504,299             572,449
  Research and development                                        -                   -                     -              13,307
  Stock option expense                                        5,825               5,840                11,664               9,521
  Depreciation and amortization                               1,228               5,411                40,424              11,063
                                                 ------------------- -------------------   ------------------- -------------------

TOTAL OPERATING EXPENSES                                    255,311             271,085               556,387             606,340
                                                 ------------------- -------------------   ------------------- -------------------

INCOME/(LOSS) FROM OPERATIONS BEFORE OTHER
 INCOME/(EXPENSES)                                           18,930             (59,381)             (113,515)            (97,232)
                                                 ------------------- -------------------   ------------------- -------------------

OTHER INCOME/(EXPENSES)
   Other income                                                   -               7,500                 5,000              15,000
   Gain on disposal of fixed assets                           9,358                                     9,778
   Gain on extinguishment of debt                                 -                   -                     -               8,808
Interest expense                                             (8,168)               (996)              (16,332)             (1,992)
                                                 ------------------- -------------------   ------------------- -------------------

TOTAL OTHER INCOME/(EXPENSES)                                 1,190               6,504                (1,554)             21,816
                                                 ------------------- -------------------   ------------------- -------------------

INCOME/(LOSS) FROM OPERATIONS BEFORE
 PROVISION FOR TAXES                                         20,120             (52,877)             (115,069)            (75,416)
                                                 ------------------- -------------------   ------------------- -------------------

PROVISION FOR INCOME (TAXES)/BENEFIT
   Income taxes paid                                              -                   -                (2,753)             (1,616)
   Income tax (provision)/benefit                                 -                   -                     -                   -
                                                 ------------------- -------------------   ------------------- -------------------

PROVISION FOR INCOME (TAXES)/BENEFIT                              -                   -                (2,753)             (1,616)
                                                 ------------------- -------------------   ------------------- -------------------

NET INCOME/(LOSS)                                $           20,120  $          (52,877)   $         (117,822) $          (77,032)
                                                 =================== ===================   =================== ===================

EARNINGS PER SHARE
    BASIC AND DILUTED                            $             0.00  $            (0.00)   $            (0.00) $            (0.00)
                                                 =================== ===================   =================== ===================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC AND DILUTED                                    96,135,126          96,135,126            96,135,126          96,135,126
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

                                                     WARP 9, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                                             (Unaudited)



                               Preferred Stock               Common Stock               Additional
                            --------------------------------------------------------     Paid-in       Accumulated
                              Shares     Value          Shares            Value          Capital         Deficit          Total
                            --------------------- ------------------ --------------- --------------- ---------------- --------------
Balance, June 30, 2013              -  $       -         96,135,126  $       96,135  $    7,373,623  $    (7,783,849) $    (314,091)

Stock compensation expense          -          -                  -               -          11,664                -       $ 11,664

Net loss                            -          -                  -               -               -         (117,822) $    (117,822)

Discount on Note                    -          -                  -               -           7,000                -  $       7,000
                            ---------- ---------- ------------------ --------------- ---------------- --------------- --------------

Balance, December 31, 2013          -  $       -         96,135,126  $       96,135  $    7,392,287   $   (7,901,671) $    (413,249)
                            ========== ========== ================== =============== ================ =============== ==============

































              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                WARP 9, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (Unaudited)

                                                                                 Six Months Ended
                                                                                December 31, 2013      December 31, 2012
                                                                            ----------------------- ----------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                          $             (117,822) $             (77,032)
          Adjustment to reconcile net loss to net cash
            (used) by operating activities
          Depreciation and amortization                                                     40,425                 11,063
          Bad debt expense                                                                       -                (10,000)
          Cost of stock compensation recognized                                             11,664                  9,521
          Amortization of Debt Discount                                                      5,745                      -
          Gain/Loss on sale of fixed assets                                                 (9,778)
          Contributed services                                                                   -                 12,000
          Change in assets and liabilities:
          (Increase) Decrease in:
          Accounts receivable                                                               (7,731)                30,068
          Prepaid and other assets                                                         (12,819)                 2,973
          Other assets                                                                       5,000                  6,000
          Increase (Decrease) in:
            Accounts payable                                                                42,375                 20,398
            Accrued expenses                                                                13,986                 (5,442)
            Deferred income                                                                      -                (25,553)
            Other liabilities                                                               (1,131)                 2,013
                                                                            ----------------------- ----------------------

      NET CASH (USED) IN OPERATING ACTIVITIES                                              (30,086)               (23,991)
                                                                            ----------------------- ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                                                (3,162)                (5,017)
          Sale of PP&E                                                                       9,778                      -
                                                                            ----------------------- ----------------------

      NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES                                       6,616                 (5,017)
                                                                            ----------------------- ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

          Proceeds from issuance of note                                                    35,000                      -
                                                                            ----------------------- ----------------------

      NET CASH  PROVIDED/(USED) IN FINANCING ACTIVITIES                                     35,000                      -
                                                                            ----------------------- ----------------------

      NET INCREASE/(DECREASE) IN CASH                                                       11,530                (29,008)


CASH, BEGINNING OF YEAR                                                                     12,636                 63,104
                                                                            ----------------------- ----------------------

CASH, END OF PERIOD                                                         $               24,166  $              34,096
                                                                            ======================= ======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Interest paid                                                         $                    -  $                   -
                                                                            ======================= ======================
      Taxes paid                                                            $                    -  $                 475
                                                                            ======================= ======================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2013

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2013.

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

     ACCOUNTS RECEIVABLE
     The Company extends credit to its customers, who are located primarily in California. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at December 31, 2013 and June 30, 2013 are $24,907 and $24,907, respectively.

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

     Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. The deferred revenue as of December 31, 2013 and June 30, 2013 was $0 and $0, respectively.

     For the quarter ended, December 31, 2013, monthly recurring fees for the Company's total commerce platform ("TCP"), the Company's Internet commerce system ("ICS"), and mobile services account for 25% of the Company's total revenues, professional services account for 74% and the remaining 1% of total revenues are from resale of third party products and services.

     For the quarter ended, December 31, 2012, monthly recurring fees for TCP, ICS, and mobile services account for 22% of the Company's total revenues, professional services account for 73% and the remaining 5% of total revenues are from resale of third party products and services.

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

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2013

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended December 31, 2013, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2013 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of income for the six months ended December 31, 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The stock-based compensation expense recognized in the consolidated statements of operations during the six months ended December 31, 2013 and 2012 are $11,664 and $9,521, respectively.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     Management reviewed accounting pronouncements issued during the six months ended December 31, 2013, and no pronouncements were adopted during the period.

     RECLASSIFICATION
     Certain statement of operations amounts for the six months ended December 31, 2012 were reclassified to conform to the presentation of the period ended December 31, 2013.

3.   LIQUIDITY AND OPERATIONS

     The Company had net losses of $117,822 and $77,032 for the six months periods ended December 31, 2013 and 2012, respectively, and net cash used in operating activities of $30,086 and $23,991 for the same periods, respectively.

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

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2013

     (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. At the time of issuance, the Company recognized a discount on the May 2013 Note in the amount of $6,000 and an additional $7,000 during the quarter ended September 30, 2013, due to the beneficial conversion feature. This discount will be recognized over twelve months, beginning on May 16, 2013. For the six months ended December 31, 2013 and the year ended June 30, 2013, the Company included $5,746 and $542, respectively, in interest expense related to the discount. The May 2013 Note bears interest at a rate of 10% per year and matures one year from the effective date of each advance.

5.   RELATED PARTIES

     During the quarter ended September 30, 2013 and fiscal year ended June 30, 2013, the Company received a total of $35,000 and $130,000, respectively, from Wings Fund, Inc., an affiliate of the Company, pursuant to the March 2013 Note and the May 2013 Note. See footnote 4 for details regarding the March 2013 Note and the May 2013 Note. During the quarter ended December 31, 2013, the Company did not receive any outside funding.

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

6.   CAPITAL STOCK

     At December 31, 2013 and 2012, the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. No transactions affecting capital stock were noted during the quarter ended December 31, 2013 or the fiscal year ended June 30, 2013.

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

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2013

     The weighted average remaining contractual life of options outstanding issued under the plan as of December 31, 2013 was as follows:

                                                                Weighted
                                                                Average
                                       Number of               remaining
             Exercise                   options               contractual
              prices                  outstanding             life (years)
     -----------------------      ------------------      -------------------
     $          0.050                         8,000              4.58
     $          0.004                       500,000              7.79
                                  ------------------
                                            508,000
                                  ==================

     On October 12, 2011, the Company granted 3,000,000 employee qualified (incentive) stock options, and 500,000 non-qualified stock options at an exercise price of $0.004 per share. The options vest 1/48th monthly and expire on October 12, 2021. During the six months ended December 31, 2012, 2,500,000 of these options were forfeited due to terminations.

     On August 13, 2012, the Company granted 12,500,000 non-qualified stock options at an exercise price of $0.0053 per share. The options vest 1/36th monthly and expire on August 13, 2019.

     A summary of the Company's stock option activity for the three months ending December 31, 2013, and related information follows:

                                                     December 31, 2013
                                               ------------------------------
                                                                 Weighted
                                                                  average
                                                                 exercise
                                                  Options          price
                                               --------------- --------------
     Outstanding -beginning of period              13,508,000  $       0.005
     Granted                                                -              -
     Exercised                                              -              -
     Forfeited                                              -              -
                                               --------------- --------------
     Outstanding - end of period                   13,508,000  $       0.005
                                               =============== ==============
     Exercisable at the end of period               6,328,320  $       0.005
                                               =============== ==============
     Weighted average fair value of
      options granted during the year                          $           -
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CAUTIONARY STATEMENTS

     This Form 10-Q may contain "forward-looking statements," as that term is used in federal securities laws, about Warp 9, Inc.'s financial condition, results of operations and business. These statements include, among others:

o statements concerning the potential benefits that Warp 9, Inc. ("Warp 9," "we," "us," "our," or the "Company") may experience from its business activities and certain transactions it contemplates or has completed; and

o statements of Warp 9's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Warp 9's actual results to be materially different from any future results expressed or implied by Warp 9 in those statements. The most important facts that could prevent Warp 9 from achieving its stated goals include, but are not limited to, the following:

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2013, COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2012.

REVENUE

     Total revenue for the six months ended December 31, 2013 increased by $58 to $611,495 compared to $611,437 for the six months ended December 31, 2012.

COST OF REVENUE

     The cost of revenue for the six months ended December 31, 2013 increased by $66,294 to $168,623 compared to $102,329 for the six months ended December 31, 2012. The overall increase was primarily due to costs incurred to produce e-commerce websites.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative ("SG&A") expenses for the six months ended December 31, 2013 decreased $68,150 to $504,299 compared to $572,449 for the six months ended December 31, 2012. The overall decrease in SG&A expenses was primarily due to a decrease in salary and rent expenses.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the six months ended December 31, 2013 decreased $13,307 to $0 compared to $13,307 for the six months ended December 31, 2012. The decrease was due to a reduction in time devoted to the Warp 9 Total Commerce Platform ("TCP") and instead devoting those resources to operations and current project production.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses for the six months ended December 31, 2013 increased $29,361 to $40,424, compared to $11,063 for the six months ended December 31, 2012. The increase was due to the Company decommissioning its data center and disposing of the data center equipment, some of which had not been fully depreciated.

OTHER INCOME AND EXPENSE

     Total other income (expense) for the six months ended December 31, 2013 decreased $23,370 to net other expense of $1,554, compared to net other income of $21,816 for the six months ended December 31, 2012. The decrease was primarily due to the recognition of a gain on extinguishment of debt in the prior period, but no such item was recorded in the current period. In addition, as disclosed in footnote 4, the increase in Notes Payable has contributed to a higher interest expense in the current period when compared to the prior period.

NET INCOME/(LOSS)

     The consolidated net loss for the six months ended December 31, 2013 was ($117,822) compared to the consolidated net loss of ($77,032) for the six months ended December 31, 2012. The increase in net loss for the period was primarily due to an increase in depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($440,581) at December 31, 2013 compared to a net working capital deficit of ($377,733) at June 30, 2013. The decrease in net working capital at December 31, 2013 was caused by an increase in accounts payable and notes payable over the past year.

     Cash flow used in operating activities was ($30,086) for the six months ended December 31, 2013 compared to cash flow used in operating activities of ($23,991) for the six months ended December 31, 2012. The increase in cash flow used in operating activities of $6,095 was primarily due to an increase in net loss and prepaid assets, partially offset by increases in depreciation expense and accounts payable.

     Cash flow provided in investing activities was $6,616 for the six months ended December 31, 2013 as compared to cash flow used in investment activities of ($5,017) for the six months ended December 31, 2012. The increase in cash flow provided in investing activities of $11,633, during the current period, was primarily due to the sale of certain fixed assets which were no longer needed.

     Cash flow provided in financing activities was $35,000 for the six months ended December 31, 2013 as compared to $0 for the six months ended December 31, 2012. The increase in cash flow provided in financing activities of $35,000 was due to proceeds received by the Company from a convertible promissory note.

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

     Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2013 (under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2013.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate. After evaluating the Company's internal controls over financial reporting, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the internal controls over financial reporting are effective as of December 31, 2013.

 CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     There have been no changes in the Company's internal control over financial reporting that occurred during the Company's six month period ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION
-------------------------

     None


ITEM 6. EXHIBITS
----------------

(a)  Exhibits

     EXHIBIT NO.                           DESCRIPTION
----------------------- --------------------------------------------------------
31.1                    Section 302 Certification
31.2                    Section 302 Certification
32.1                    Section 906 Certification
32.2                    Section 906 Certification
EX-101.INS              XBRL INSTANCE DOCUMENT*
EX-101.SCH              XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL              XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF              XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB              XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE              XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

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


                                  WARP 9, INC.
                      ------------------------------------
                                  (Registrant)

Dated: February 12, 2014           By:    /s/ Andrew Van Noy
                                          --------------------------------------
                                          Andrew Van Noy,
                                          Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Andrew Van Noy                                  Dated: February 12, 2014
-------------------------------------------------------
Andrew Van Noy, Chief Executive Officer and President
(Principal Executive Officer)


By: /s/ Gregory Boden                                   Dated: February 12, 2014
-------------------------------------------------------
Gregory Boden, Chief Financial Officer
(Principal Financial/Accounting Officer)