Form 10-Q
period 2014-03-31
WARP 9, INC.
filed 2014-05-13
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

      For quarterly period ended March 31, 2014

                                       or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the Transition period from _______________ to ______________

                         Commission File Number: 0-13215

                                  WARP 9, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                NEVADA                                  30-0050402
  -----------------------------------       ------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

               1933 CLIFF DRIVE, SUITE 11, SANTA BARBARA, CA 93109
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 964-3313
           ----------------------------------------------------------
               Registrant's telephone number, including area code


     -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

As of May 12, 2014, the number of shares outstanding of the registrant's class of common stock was 96,135,126.

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                            PAGE
                                                                         ------

Item 1.  Consolidated Financial Statements                                  3

           Consolidated Balance Sheets as of  March 31, 2014
            (unaudited) and June 30, 2013                                   3
           Consolidated Statements of Operations for the Three
            and Nine Months ended March 31, 2014 and March 31, 2013         4
           (unaudited)
           Consolidated Statement of Shareholders' Equity/(Deficit)
            for the Nine Months ended March 31, 2014 (unaudited)            5
           Consolidated Statements of Cash Flows for the Nine Months
            ended March 31, 2014 and March 31, 2013 (unaudited)             6
           Notes to Consolidated Financial Statements (unaudited)           7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        14

Item 4.  Controls and Procedures                                           15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       16

Item 3.  Defaults Upon Senior Securities                                   16

Item 4.  Mine Safety Disclosures                                           16

Item 5.  Other Information                                                 16

Item 6.  Exhibits                                                          16

Signatures                                                                 17

PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------

                                           WARP 9, INC. AND SUBSIDIARY
                                           CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)
                                                                                March 31, 2014    June 30, 2013
                                                                               ------------------ ---------------
                                                                                  (unaudited)
                                                      ASSETS
CURRENT ASSETS
 Cash                                                                          $          22,044  $       12,636
 Accounts Receivable, net                                                                 66,150          62,887
 Prepaid and Other Current Assets                                                         11,365           1,343
                                                                               ------------------ ---------------
        TOTAL CURRENT ASSETS                                                              99,559          76,866
                                                                               ------------------ ---------------
PROPERTY & EQUIPMENT, at cost
 Furniture, Fixtures & Equipment                                                          10,533          83,288
 Computer Equipment                                                                       22,741         266,789
 Computer Software                                                                         1,904          14,840
 Leasehold Improvements                                                                        -          18,696
                                                                               ------------------ ---------------
                                                                                          35,178         383,613
 Less accumulated depreciation                                                           (22,960)       (333,215)
                                                                               ------------------ ---------------
        NET PROPERTY AND EQUIPMENT                                                        12,218          50,398
                                                                               ------------------ ---------------
OTHER ASSETS
 Lease Deposit                                                                            14,199           8,244
 Licensing fees                                                                                -           5,000
                                                                               ------------------ ---------------
        TOTAL OTHER ASSETS                                                                14,199          13,244
                                                                               ------------------ ---------------

        TOTAL ASSETS                                                           $         125,976  $      140,508
                                                                               ================== ===============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
 Accounts Payable                                                              $         236,767  $      176,871
 Accrued Expenses                                                                        120,340          91,966
 Deferred Income                                                                           6,350               -
 Accrued Interest                                                                         10,936           7,948
 Deferred Operating Lease Liability                                                        4,420           6,117
 Notes Payable, Wings Fund, net                                                          205,734         126,984
 Note Payable, Other                                                                      37,867          37,867
 Customer Deposit                                                                          6,846           6,846
                                                                               ------------------ ---------------
        TOTAL CURRENT LIABILITIES                                                        629,260         454,599
                                                                               ------------------ ---------------

LONG-TERM LIABILITIES
 Notes Payable, net                                                                       31,840               -
                                                                               ------------------ ---------------
        TOTAL LONG-TERM LIABILITIES                                                       31,840               -
                                                                               ------------------ ---------------
        TOTAL LIABILITIES                                                                661,100         454,599
                                                                               ------------------ ---------------

SHAREHOLDERS' EQUITY/(DEFICIT)
 Preferred Stock, $0.001 Par Value;
 5,000,000 Authorized Shares; no shares issued and outstanding                                 -               -
 Common Stock, $0.001 Par Value;
 495,000,000 Authorized Shares;
 96,135,126 and 96,135,126 Shares Issued and Outstanding , respectively                   96,135          96,135
 Additional Paid In Capital                                                            7,419,229       7,373,623
 Accumulated Deficit                                                                  (8,050,488)     (7,783,849)
                                                                               ------------------ ---------------
        TOTAL SHAREHOLDERS'  EQUITY/(DEFICIT)                                           (535,124)       (314,091)
                                                                               ------------------ ---------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)                   $         125,976  $      140,508
                                                                               ================== ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                   WARP 9, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                                   Three Months Ended                  Nine Months Ended
                                                             ---------------------------------  ---------------------------------
                                                              March 31, 2014   March 31, 2013    March 31, 2014   March 31, 2013
                                                             ---------------- ----------------  ---------------- ----------------
REVENUE                                                      $      182,039   $      223,740    $      793,534   $      835,177

COST OF SERVICES                                                     28,876           45,135           199,836          147,464
                                                             ---------------- ----------------  ---------------- ----------------

GROSS PROFIT                                                        153,163          178,605           593,698          687,713
                                                             ---------------- ----------------  ---------------- ----------------

OPERATING EXPENSES
 Selling, general and administrative expenses                       285,497          268,897           787,530          841,347
 Research and development                                                 -                -                 -           13,307
 Stock option expense                                                 5,692            5,713            17,356           15,234
 Depreciation and amortization                                        1,250            5,703            41,674           16,765
                                                             ---------------- ----------------  ---------------- ----------------

        TOTAL OPERATING EXPENSES                                    292,439          280,313           846,560          886,653
                                                             ---------------- ----------------  ---------------- ----------------

INCOME/(LOSS) FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)       (139,276)        (101,707)         (252,862)        (198,939)
                                                             ---------------- ----------------  ---------------- ----------------

OTHER INCOME/(EXPENSES)
 Other income                                                           347            7,500             5,693           22,500
 Gain on disposal of fixed assets                                         -                -             9,778                -
 Gain on extinguishment of debt                                       1,877                -             1,877            8,808
 Interest expense                                                   (10,964)          (1,945)          (27,297)          (3,937)
                                                             ---------------- ----------------  ---------------- ----------------

        TOTAL OTHER INCOME/(EXPENSES)                                (8,740)           5,555            (9,949)          27,371
                                                             ---------------- ----------------  ---------------- ----------------

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR TAXES           (148,016)         (96,152)         (262,811)        (171,568)
                                                             ---------------- ----------------  ---------------- ----------------

PROVISION FOR INCOME (TAXES)/BENEFIT
 Income taxes paid                                                   (1,050)               -            (3,828)          (1,616)
 Income tax (provision)/benefit                                           -                -                 -                -
                                                             ---------------- ----------------  ---------------- ----------------

        PROVISION FOR INCOME (TAXES)/BENEFIT                         (1,050)               -            (3,828)          (1,616)
                                                             ---------------- ----------------  ---------------- ----------------

NET INCOME/(LOSS)                                            $     (149,066)  $      (96,152)   $     (266,639)  $     (173,184)
                                                             ================ ================  ================ ================

EARNINGS PER SHARE
    BASIC AND DILUTED                                        $        (0.00)  $        (0.00)   $        (0.00)  $        (0.00)
                                                             ================ ================  ================ ================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC AND DILUTED                                            96,135,126       96,135,126        96,135,126       96,135,126
                                                             ================ ================  ================ ================



              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                                    WARP 9, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                                            (Unaudited)





                               Preferred Stock             Common Stock              Additional
                           ---------------------- --------------------------------     Paid-in        Accumulated
                              Shares     Value        Shares            Value          Capital          Deficit         Total
                           ----------- ---------- ---------------- --------------- --------------- ---------------- --------------

Balance, June 30, 2013              -  $       -       96,135,126  $       96,135  $    7,373,623  $    (7,783,849) $    (314,091)

Stock compensation expense          -          -                -               -          17,356                -         17,356

Net loss                            -          -                -               -               -         (266,639)      (266,639)

Discount on Note                    -          -                -               -          28,250                -         28,250
                           ----------- ---------- ---------------- --------------- --------------- ---------------- --------------

Balance, March 31, 2014             -  $       -       96,135,126  $       96,135  $    7,419,229  $    (8,050,488) $    (535,124)
                           =========== ========== ================ =============== =============== ================ ==============

























              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                 WARP 9, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         (Unaudited)

                                                                                           Nine Months Ended
                                                                                 March 31, 2014          March 31, 2013
                                                                             ----------------------- -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

          Net loss                                                           $             (266,639) $             (173,184)
          Adjustment to reconcile net loss to net cash
             (used) by operating activities
          Depreciation and amortization                                                      41,674                  16,765
          Bad debt expense                                                                        -                 (43,256)
          Cost of stock compensation recognized                                              17,356                  15,234
          Amortization of Debt Discount                                                      10,990                       -
          (Gain)/Loss on sale of fixed assets                                                (9,778)                      -
          Contributed services                                                                    -                  12,000
          Change in assets and liabilities:
          (Increase) Decrease in:
          Accounts receivable                                                                (3,263)                 42,575
          Prepaid and other assets                                                          (15,977)                  1,777
          Other assets                                                                        5,000                   9,000
          Increase (Decrease) in:
             Accounts payable                                                                59,896                  54,986
             Accrued expenses                                                                44,212                   1,364
             Deferred income                                                                  6,350                 (32,853)
             Other liabilities                                                               (1,697)                 (8,884)
                                                                             ----------------------- -----------------------

      NET CASH (USED) IN OPERATING ACTIVITIES                                              (111,876)               (104,475)
                                                                             ----------------------- -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                                                 (3,494)                 (7,705)
          Sale of property and equipment                                                      9,778                       -
                                                                             ----------------------- -----------------------

      NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES                                        6,284                  (7,705)
                                                                             ----------------------- -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

          Proceeds from issuance of note                                                    115,000                  50,000
                                                                             ----------------------- -----------------------

      NET CASH PROVIDED IN FINANCING ACTIVITIES                                             115,000                  50,000
                                                                             ----------------------- -----------------------

      NET INCREASE/(DECREASE) IN CASH                                                         9,408                 (62,180)


CASH, BEGINNING OF YEAR                                                                      12,636                  63,104
                                                                             ----------------------- -----------------------

CASH, END OF PERIOD                                                          $               22,044  $                 924
                                                                             ======================= =======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Interest paid                                                          $                    -  $                    -
                                                                             ======================= =======================
      Taxes paid                                                             $                    -  $                  475
                                                                             ======================= =======================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2014

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2013.

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

     ACCOUNTS RECEIVABLE
     The Company extends credit to its customers, who are located throughout the United States of America. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at March 31, 2014 and June 30, 2013 are $24,907 and $24,907, respectively.

     REVENUE RECOGNITION
     The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Income is primarily generated from: 1) Recurring monthly fees from clients who subscribe to the Company's hosting and support services on terms averaging twelve months, 2) Recurring and non-recurring fees to build or provide maintenance for clients' websites ("Professional Services"), or 3) Fees from the sale of third party marketing services. Unless terminated accordingly with prior written notice, the term agreements automatically renew for another term.

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

     Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. The deferred revenue as of March 31, 2014 and June 30, 2013 was $6,350 and $0, respectively.

     For the quarter ended, March 31, 2014, monthly recurring fees for the Company's hosting and support services account for 34% of the Company's total revenues, professional services account for 64% and the remaining 2% of total revenues are from resale of third party products and services.

     For the quarter ended, March 31, 2013, monthly recurring fees for hosting and support services account for 11% of the Company's total revenues, professional services account for 86% and the remaining 3% of total revenues are from resale of third party products and services.

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

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2014

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended March 31, 2014, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2014 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of income for the nine months ended March 31, 2014 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The stock-based compensation expense recognized in the consolidated statements of operations during the nine months ended March 31, 2014 and 2013 are $17,356 and $15,234, respectively.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     Management reviewed accounting pronouncements issued during the nine months ended March 31, 2014, and no pronouncements were adopted during the period.

     RECLASSIFICATION
     Certain statement of operations amounts for the nine months ended March 31, 2013 were reclassified to conform to the presentation of the period ended March 31, 2014.

3.   LIQUIDITY AND OPERATIONS

     The Company had net losses of $266,639 and $173,184 for the nine months periods ended March 31, 2014 and 2013, respectively, and net cash used in operating activities of $111,876 and $104,475 for the same periods, respectively.

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

4.   CONVERTIBLE NOTE PAYABLE

     On March 25, 2013, the Company signed a convertible promissory note ("the March 2013 Note") in the amount of $100,000, at which time an initial advance of $50,000 was received to cover operational expenses. The lender advanced an additional $20,000 on April 16, 2013, an additional $15,000 on May 1, 2013 and an additional $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The March 2013 Note bears interest at a rate of 10% per year and originally carried a maturity date twelve (12) months from the effective date or each advance. The terms of the agreement were amended to change the maturity date to eighteen months.

     On May 16, 2013, the Company signed a convertible promissory note ("the May 2013 Note") in the amount of $100,000, at which time an initial advance of $10,000 was received to cover operational expenses. The lender advanced an additional $20,000 on June 3, 2013, an additional $25,000 on July 2, 2013 and an additional $10,000 on September 30, 2013, for a total

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2014

4.   CONVERTIBLE NOTE PAYABLE (continued)

     draw of $65,000. The terms of the May 2013 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. At the time of issuance, the Company recognized a discount on the May 2013 Note in the amount of $6,000 and an additional $7,000 during the quarter ended September 30, 2013, due to the beneficial conversion feature. This discount will be recognized over twelve months, beginning on May 16, 2013. The May 2013 Note bears interest at a rate of 10% per year and matures one year from the effective date of each advance.

     On March 4, 2014, the Company signed a convertible promissory note ("the March 2014 Note") in the amount of $250,000, at which time an initial advance of $25,000 was received to cover operational expenses. The lender advanced an additional $20,000 on March 17, 2014, an additional $30,000 on April 2, 2014, for a total draw of $75,000. The terms of the March 2014 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.012 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The March 2014 Note bears interest at a rate of 10% per year and matures eighteen months (18) from the effective date of each advance. During the quarter ended March 31, 2014, the Company recognized a discount on the March 2014 Note in the amount of $14,250, due to the beneficial conversion feature. This discount will be recognized over twelve months, beginning on March 4, 2014.

     On April 16, 2014, the Company signed a convertible promissory note ("the April 2014 Note") in the amount of $300,000, at which time an initial advance of $40,000 was received to cover operational expenses. The terms of the April 2014 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.012 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The April 2014 Note bears interest at a rate of 10% per year and matures eighteen months (18) from the effective date of each advance.

5.   RELATED PARTIES

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

6.   CAPITAL STOCK

     At March 31, 2014 and 2013, the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. No transactions affecting capital stock were noted during the quarter ended March 31, 2014, or the fiscal year ended June 30, 2013.

7.   STOCK OPTIONS AND WARRANTS

     On July 10, 2003, the Company adopted the Warp 9, Inc. Stock Option Plan for Directors, Executive Officers, and Employees of and Key Consultants to the Company. This Plan authorized the grant of stock options to purchase up to 25,000,000 shares of common stock until July 10, 2013. Accordingly no new options may be granted under the Plan, but the terms and conditions of the Plan still govern all outstanding options under the Plan. Options granted under the Plan may be either Incentive Options or Nonqualified Options, and are administered by the Company's Board of Directors. Each option may be exercisable in full or in installment and at such time as designated by the Board. Notwithstanding any other provision of the Plan or of any Option Agreement, each option expires on the date specified in the Option Agreement, which date may be no later than the tenth anniversary of the date on which the option was granted (fifth anniversary in the case of an Incentive Option granted to a greater-than-10% stockholder). The purchase price per share of the Common Stock under each Incentive

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2014

7.   STOCK OPTIONS AND WARRANTS (continued)

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

     The weighted average remaining contractual life of options outstanding issued under the plan as of March 31, 2014 was as follows:

                                                                 Weighted
                                                                  Average
                                     Number of                   remaining
             Exercise                 options                   contractual
              prices                outstanding                 life (years)
        ------------------      -------------------          -----------------
           $ 0.050                           8,000                 4.33
           $ 0.004                         500,000                 7.54
                                -------------------
                                           508,000
                                ===================


     On October 12, 2011, the Company granted 3,000,000 employee qualified (incentive) stock options, and 500,000 non-qualified stock options at an exercise price of $0.004 per share. The options vest 1/48th monthly and expire on October 12, 2021. As of March 31, 2014, 2,500,000 of these options have been forfeited due to terminations.

     On August 13, 2012, the Company granted 12,500,000 non-qualified stock options at an exercise price of $0.0053 per share. The options vest 1/36th monthly and expire on August 13, 2019.

     A summary of the Company's stock option activity for the three months ending March 31, 2014, and related information follows:

                                                     March 31, 2014
                                              ------------------------------
                                                 Options        Weighted
                                                                 average
                                                                exercise
                                                                  price
                                              --------------- --------------
     Outstanding - beginning of period            13,508,000  $       0.005
     Granted                                               -              -
     Exercised                                             -              -
     Forfeited                                             -              -
                                              --------------- --------------
     Outstanding - end of period                  13,508,000  $       0.005
                                              =============== ==============
     Exercisable at the end of period              7,417,361  $       0.005
                                              =============== ==============
     Weighted average fair value of
      options granted during the year                         $           -
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

8.   SUBSEQUENT EVENTS

     Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following events:

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2014

8.   SUBSEQUENT EVENTS (continued)

     On April 16, 2014, the Company signed a convertible promissory note ("the April 2014 Note") in the amount of $300,000, at which time an initial advance of $40,000 was received to cover operational expenses. The lender advanced an additional $55,000 on April 30, 2014, for a total draw of $95,000. The terms of the April 2014 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.012 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The April 2014 Note bears interest at a rate of 10% per year and matures eighteen months (18) from the effective date of each advance.

     On April 2, 2014, the Company received an advance in the amount of $30,000 on the March 2014 Note.

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

     We follow the provisions of ASC 605-10-25, that four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered,
(iii) the price is fixed or determinable, and (iv) collection is reasonably assured.

     Income taxes are accounted for under the asset and liability method. Under this method, to the extent that we believe that the deferred tax asset is not likely to be recovered, a valuation allowance is provided. In making this determination, we consider estimated future taxable income and taxable timing differences expected in the future. Actual results may differ from those estimates.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2014, COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2013.

REVENUE

     Total revenue for the nine months ended March 31, 2014 decreased by $41,643 to $793,534 compared to $835,177 for the nine months ended March 31, 2013. The decrease was primarily due to a decline in the launch of mobile website during the current period.

COST OF REVENUE

     The cost of revenue for the nine months ended March 31, 2014 increased by $52,372 to $199,836 compared to $147,464 for the nine months ended March 31, 2013. The overall increase was primarily due to costs incurred to produce e-commerce websites.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative ("SG&A") expenses for nine months ended March 31, 2014 decreased $53,817 to $787,530 compared to $841,347 for the nine months ended March 31, 2013. The overall decrease in SG&A expenses was primarily due to a decrease in salary and rent expenses.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the nine months ended March 31, 2014 decreased $13,307 to $0 compared to $13,307 for the nine months ended March 31, 2013. The decrease was due to a reduction in time devoted to the Warp 9 Total Commerce Platform ("TCP") and instead devoting those resources to operations and current project production.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses for the nine months ended March 31, 2014 increased $24,909 to $41,674, compared to $16,765 for the nine months ended March 31, 2013. The increase was due to the Company decommissioning its data center and disposing of the data center equipment, some of which had not been fully depreciated.

OTHER INCOME AND EXPENSE

     Total other income (expense) for the nine months ended March 31, 2014 decreased $37,320 to net other expense of $9,949, compared to net other income of $27,371 for the nine months ended March 31, 2013. The decrease was primarily due to an increase in Notes Payable which has contributed to a higher interest expense in the current period when compared to the prior period.

NET INCOME/(LOSS)

     The consolidated net loss for the nine months ended March 31, 2014 was ($266,639) compared to the consolidated net loss of ($173,184) for the nine months ended March 31, 2013. The increase in net loss for the period was primarily due to lower revenue and higher cost of revenue.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($529,701) at March 31, 2014 compared to a net working capital deficit of ($377,733) at June 30, 2013. The decrease in net working capital at March 31, 2014 was caused by an increase in accounts payable and notes payable over the past year.

     Cash flow used in operating activities was ($111,876) for the nine months ended March 31, 2014 compared to cash flow used in operating activities of ($104,475) for the nine months ended March 31, 2013. The increase in cash flow used in operating activities of $7,401 was primarily due to increases in net loss, and accounts receivable, partially offset by increases in depreciation expense, accrued expenses and deferred income.

     Cash flow provided in investing activities was $6,284 for the nine months ended March 31, 2014 as compared to cash flow used in investment activities of ($7,705) for the nine months ended March 31, 2013. The increase in cash flow provided in investing activities of $13,989, during the current period, was primarily due to the sale of certain fixed assets which were no longer needed.

     Cash flow provided in financing activities was $115,000 for the nine months ended March 31, 2014 as compared to $50,000 for the nine months ended March 31, 2013. The increase in cash flow provided in financing activities of $65,000 was due to proceeds received by the Company from a convertible promissory note.

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

     Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2014 (under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2014.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate. After evaluating the Company's internal controls over financial reporting, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the internal controls over financial reporting are effective as of March 31, 2014.

 CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     There have been no changes in the Company's internal control over financial reporting that occurred during the Company's nine month period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                  WARP 9, INC.
                     --------------------------------------
                                  (Registrant)

Dated: May 13, 2014                  By:  /s/ Andrew Van Noy
                                          -------------------------------------
                                          Andrew Van Noy,
                                          Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Andrew Van Noy                                      Dated: May 13, 2014
--------------------------------------------------------
Andrew Van Noy, Chief Executive Officer and President
(Principal Executive Officer)


By: /s/ Gregory Boden                                       Dated: May 13, 2014
--------------------------------------------------------
Gregory Boden, Chief Financial Officer
(Principal Financial/Accounting Officer)