Form 10-K
period 2014-06-30
WARP 9, INC.
filed 2014-09-26
CIK 743758

FORM 10-K

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2014


                         COMMISSION FILE NUMBER 0-13215

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


            1933 Cliff Dr., Suite 11, Santa Barbara, California 93109
         -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $520,382 as of December 31, 2013, the last business day of the registrant's most recently completed second fiscal quarter (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by OTC Bulletin Board).

     There were 100,878,825 shares outstanding of the registrant's Common Stock as of September 26, 2014.

                                TABLE OF CONTENTS

PART 1

ITEM 1       Business                                                       2
ITEM 2       Properties                                                     7
ITEM 3       Legal Proceedings                                              7
ITEM 4       Mine Safety Disclosures                                        7

PART II

ITEM 5       Market for Common Equity, Related Stockholder Matters,
              and Issuer Purchases of Equity Securities                     7
ITEM 6       Selected Financial Data                                        8
ITEM 7       Management's Discussion and Analysis or Plan of Operation      9
ITEM 8       Financial Statements and Supplementary Data                    15
ITEM 9       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                      33
ITEM 9A      Controls and Procedures                                        33
ITEM 9B      Other Information                                              34

PART III

ITEM 10      Directors, Executive Officers, and Corporate Governance        35
ITEM 11      Executive Compensation                                         37
ITEM 12      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                    43
ITEM 13      Certain Relationships and Related Transactions, and
              Director Independence                                         44
ITEM 14      Principal Accounting Fees and Services                         44
ITEM 15      Exhibits, Financial Statement Schedules                        44

SIGNATURES                                                                  46

                                     PART I

ITEM 1. BUSINESS
----------------

COMPANY HISTORY

     Warp 9, Inc. ("Warp 9," "we," "us," "our," or the "Company") is a Nevada corporation formerly known as Roaming Messenger, Inc., formerly known as Latinocare Management Corporation ("LMC"). On August 24, 2006, the Company's board of directors and majority shareholders voted to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc. to reflect a new strategic plan of focusing primarily on the business of the Company's wholly owned subsidiary, Warp 9, Inc., a Delaware corporation that is an e-commerce Software-as-a-Service ("SaaS") provider.

GENERAL

     We are a provider of mobile and e-commerce solutions for midsize online sellers, in the retail and business to business ("B2B") industries. Our solutions and services are designed to help multi-channel retailers maximize digital commerce revenues by applying our technologies and solutions for mobile e-commerce, desktop e-commerce, e-mail marketing, social media and other digital avenues. Offered as an outsourced and fully managed SaaS model, our solutions allow customers to focus on their core business, rather than technical implementations and software and hardware architecture, design, and maintenance. We also offer professional services to our clients which include graphic design, store management, new feature development, promotion management, search engine optimization ("SEO"), Social Media management, merchandizing, integration to third party payment processing and fulfillment systems, analytics, custom reporting, and strategic consultation.

     We believe our products and services allow our clients to lower costs and focus on promoting and marketing their brand, product line and website while leveraging the investments we have made in technology and infrastructure to operate a dynamic digital presence.

INDUSTRY OVERVIEW

GROWTH OF MOBILE AND DIGITAL COMMERCE

     We believe there are a number of factors that are contributing to the growth of mobile and digital commerce, including the following: (i) accessibility and adoption of smartphone devices throughout the world ; (ii) rapid advancements in high-speed internet and 4G cellular networks making the internet more available, reliable, and efficient; (iii) shoppers are more comfortable with the process of browsing and buying products from their mobile devices; (iv) the functionality of both mobile and desktop e-commerce sites continues to improve, a greater range of mobile payment options are available, and special offers and shipping discounts are making online shopping more attractive; (v) businesses are placing more emphasis on their digital commerce strategies as mobile and desktop commerce can reach a larger audience at a comparatively lower cost than the methods used to drive traffic to traditional brick-and-mortar retail stores. As a result of these growth drivers, we believe retailers and wholesalers have begun to build large, global customer bases that can be reached cost-effectively, potentially resulting in higher sales and profitability.

OPPORTUNITIES FOR OUTSOURCED E-COMMERCE

     We believe there are advantages to outsourcing mobile and desktop e-commerce development and management that will continue to make solutions like those of Warp 9 an attractive alternative to building and maintaining this capability in-house. These advantages include: (i) eliminating the substantial up-front and ongoing costs of computer hardware, network infrastructure and specialized application software and personnel; (ii) reducing the time it takes to get online stores live and productive; (iii) shifting the ongoing technology, financial, regulatory and compliance risks to a proven service provider; (iv) leveraging the expertise of a mobile and desktop e-commerce service provider to accelerate growth of an online business; and (v) allowing businesses to focus on their specific core competencies.

TECHNOLOGY PRODUCTS

     Our three core solutions are mobile e-commerce, desktop e-commerce and managed hosting. We have assembled other complementary services, such as social media management, graphic design, to deliver a fully integrated solution for a successful e-commerce operation.

MOBILE E-COMMERCE - WARPMOBILE MAGENTO

     Our WarpMobile Magento product offerings are designed and engineered to maximize mobile conversions and sales for our customers. With over three years of mobile commerce experience working on some of the world's biggest brands, we believe we provide online sellers with the highest level of mobile functionality, performance and ease of use in the industry, allowing customers to focus on their core online businesses, rather than on technical implementations. WarpMobile Magento is a streamlined mobile solution that allows Magento merchants of any size to have a powerful mobile commerce website in a matter of a few short weeks.

DESKTOP E-COMMERCE - MAGENTO

     Warp 9's e-commerce solutions are focused on what we believe to be the fastest-growing open-source e-commerce platform in the world-Magento. Magento (a division of eBay) has experienced, highlighted by use of 240,000 businesses globally -- a 60 percent increase from 2013 to 2014. Warp 9 offers full-service Magento implementation, hosting and management solutions for both retailers and B2B wholesalers. We believe our deep Magento and e-commerce experience allows us to drive customer growth through ongoing development and new feature implementation, tracking and support.

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

PROFESSIONAL SERVICES

     Our customers are not technology companies and have varying internal expertise in the areas of e-commerce, online marketing and web technologies. To provide a complete solution to our customers, we also offer professional services to help our customers maximize the use of our technology or other online e-commerce technologies. Professional services include but are not limited to e-commerce web page development, new feature development, testing, bug fixing, product catalog management, social media management, SEO, e-mail marketing management, custom system configuration, graphic design, management of online marketing programs, and integration to backend business systems.

SITE DESIGN AND DEVELOPMENT

     We offer our clients site design services that utilize our experience and expertise to create efficient and effective online stores powered by the Magento platform. Our e-commerce solutions can be deployed quickly for our clients and implemented in a variety of ways from simple shopping websites to complex systems that integrate to backend enterprise resource planning ("ERP") and inventory management systems. This is all done by maximally using the feature set contained within Magento.

MERCHANDIZING AND PROMOTIONS DESIGN

     Warp 9 and the Magento platform support a wide range of merchandising activities. On an ongoing basis, we help our clients create effective promotional activities, up-sell, cross-sell as well as promote featured products during any phase of the shopping process. By doing so, our professional services team continues to work with our clients to deliver targeted offers designed to increase conversion ratios and average order size. We have also developed an algorithm that can help our clients automate the upsell/cross-sell opportunities. Additionally, we have created a new advertising feature that allows our clients to easily add graphical elements with interior or exterior links to assist with instantaneous promotion of featured products.

ADVANCED REPORTING AND ANALYTICS

     Warp 9 implements solutions that capture a great deal of information about sales and visitor activities in its database. We provide our clients access to a collection of standard and customizable reports as well as create any report they need for their individual business making decisions. For example, we can create custom reports to help our clients analyze the average orders size of one design versus another. This enables our clients to track and analyze sales, products, transactions and customer behavior to further refine their market strategies to increase sales.

STRATEGIC MARKETING SERVICES

     We offer a wide range of strategic marketing services designed to increase customer acquisition, retention and lifetime value. Through a combination of web analytics, analytic-based statistical testing and optimization, our team of strategic marketing consultants develop, deliver and manage programs such as social media campaigns, search engine optimization, affiliate marketing, store optimization and e-mail optimization for our clients. We believe our ability to capture and analyze integrated traffic and commerce data enhances the value of our strategic marketing services as we can precisely determine the effectiveness of specific marketing activities, website changes, and other actions taken by our clients. We are also working on providing this beneficial sales data in real-time and in a more customizable format.

REVENUE MODEL

     Warp 9 has a variety of revenue-generated models. We charge fixed or variable implementation fees to design, build and launch websites. In addition, we have both month-to-month and annual hosting contracts that provide steady and reliable income. Our professional services are billed at hourly or monthly rates, depending on the customer's needs. We believe this flexibility allows us to attract customers while maximizing profits based on billable hours.

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

DEPLOYMENT SPEED

     Businesses can reduce the time required to develop an e-commerce presence by utilizing our outsourced business model. Typically, a new client can have an online store live much more quickly than if they decided to build, test and deploy the e-commerce capability in-house. Once they are operational on our platform, clients can make real-time changes to their online store, allowing them to address issues and take advantage of opportunities without technical assistance.

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


SALES AND MARKETING

     Our objective is to be the leading Magento mobile commerce provider in the market. To achieve this objective, we intend to enhance, promote and support the idea that Warp 9's Magento mobile commerce solutions are the most powerful and affordable options that require the least amount of time to get to market. With over three years of mobile commerce experience working on some of the world's biggest brands, we believe Warp 9 understands what a successful mobile commerce website is in terms of customer experience, merchant management and growth, and technological implementation.

     We currently market our e-commerce solutions directly to existing Magento merchants, merchants looking for an enhanced e-commerce platform, as well as through channel partnerships with other industry leaders. We focus our efforts on generating awareness of the Warp 9 brand and capabilities and establishing our position as a leader in the Magento mobile and e-commerce space.

     During the client sales process, our staff delivers demonstrations, presentations, proposals and contracts. Many new customers have come from email marketing, direct sales, and word-of-mouth referrals. Our direct sales efforts are aimed at senior marketing and information technology ("IT") executives within a retailer or B2B company who are looking to create or expand their mobile and e-commerce operations. Word-of-mouth referrals have been very valuable to us and we intend to continue nurturing our customer and industry relationships to maximize these referrals.

     In addition to our direct sales efforts, trade shows, and referrals, we have established and continue to explore channel partnerships to expand our customer base. Prospective channel partners include existing Magento development companies, hosting providers, ERP vendors, and e-commerce marketing professionals. With the growing maturity of multi-channel mobile and desktop e-commerce strategies, many of the robust backend systems providers are looking for robust mobile and desktop e-commerce solutions, such as what Warp 9 provides.

COMPETITION

     The market for e-commerce solutions is highly competitive, especially as it reaches maturity. We compete with emerging mobile commerce technologies and e-commerce solutions that our customers develop themselves or contract with third parties to develop. We also compete with other outsourced e-commerce providers. The competition we encounter includes:

     o    In-house  development  of  e-commerce   capabilities  using  tools  or
          applications from companies such as Art Technology Group, Netsuite, and IBM;

     o E-Commerce capabilities custom-developed by companies such as IBM Global Services, and Accenture, Inc.;

     o    Other   providers  of  outsourced   e-commerce   solutions,   such  as
          Demandware, Volusion, UniteU, MarketLive, etc.;

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

EMPLOYEES

     As of September 26, 2014, we had nine full time employees, one of whom is employed in an administrative position, one in a sales and marketing position, and seven technical employees in technical product maintenance positions.

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


ITEM 4. MINE SAFETY DISCLOSURES
-------------------------------

     Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

COMMON STOCK

     The Company's common stock trades on the OTCQB Bulletin Board Market under the symbol "WNYN." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:


              Year Ended June 30, 2014               HIGH             LOW
                                                   -------          -------

First Quarter ended September 30, 2013             $0.0189          $0.0100
Second Quarter ended December 31, 2013             $0.0200          $0.0092
Third Quarter ended March 31, 2014                 $0.0180          $0.0100
Fourth Quarter ended June 30, 2014                 $0.0344          $0.0106

              Year Ended June 30, 2013               HIGH             LOW
                                                   -------          -------

First Quarter ended September 30, 2012             $0.0170          $0.0040
Second Quarter ended December 31, 2012             $0.1790          $0.0063
Third Quarter ended March 31, 2013                 $0.0171          $0.0122
Fourth Quarter ended June 30, 2013                 $0.0250          $0.0100

--------------------------------------

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

     As of June 30, 2014, there were approximately 300 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts, which are unknown. As of June 30, 2014, there were 100,878,825 shares of common stock outstanding on record.

DIVIDENDS

     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

WARRANTS

     During the fiscal year ended June 30, 2014, the Company did not issue any warrants to purchase shares of the Company's stock.

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


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

     None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

CAUTIONARY STATEMENTS

     This Form 10-K contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about Warp 9, Inc.'s ("Warp 9," "we," "us," or the "Company") financial condition, results of operations, and business. These statements include, among others:

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

CURRENT OVERVIEW

     We are a provider of mobile and e-commerce solutions for midsize online sellers, in the retail and business to business ("B2B") industries. Our solutions and services are designed to help multi-channel retailers maximize digital commerce revenues by applying our technologies and solutions for mobile e-commerce, desktop e-commerce, e-mail marketing, social media and other digital avenues. Offered as an outsourced and fully managed Software-as-a-Service ("SaaS") model, our solutions allow customers to focus on their core business, rather than technical implementations and software and hardware architecture, design, and maintenance. We also offer professional services to our clients which include graphic design, store management, new feature development, promotion management, search engine optimization ("SEO"), Social Media management, merchandizing, integration to third party payment processing and fulfillment systems, analytics, custom reporting, and strategic consultation.

     We believe our products and services allow our clients to lower costs and focus on promoting and marketing their brand, product line and website while leveraging the investments we have made in technology and infrastructure to operate a dynamic digital presence.

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

     A significant portion of the Company's revenues are from monthly recurring fees for mobile and desktop development. During the fiscal year ending June 30, 2014, these products accounted for approximately 19% of our gross revenue. During the fiscal year ending June 30, 2014, professional services accounted for approximately 79% of our gross revenue.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2014 and 2013, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

     o Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

     o Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

     o Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

     We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2014:


For the year ended June 30, 2014                    Total         (Level 1)       (Level 2)       (Level 3)
                                              ----------------- -------------- ---------------- --------------
Assets                                        $              -  $           -  $             -  $           -

                                              ----------------- -------------- ---------------- --------------
Total assets measured at fair value           $              -  $           -  $             -  $           -
                                              ----------------- -------------- ---------------- --------------

Liabilities

Derivative liability                                 2,169,051              -                -      2,169,051
Convertible notes, net of discount                     150,536              -                -        150,536
                                              ----------------- -------------- ---------------- --------------
Total liabilities measured at fair value      $      2,319,587  $           -  $             -  $   2,319,587
                                              ================= ============== ================ ==============

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2013:

                                                    Total         (Level 1)       (Level 2)       (Level 3)
                                              ----------------- -------------- ---------------- --------------
Assets                                        $              -  $           -  $             -  $           -

                                              ----------------- -------------- ---------------- --------------
Total assets measured at fair value           $              -  $           -  $             -  $           -
                                              ----------------- -------------- ---------------- --------------

Liabilities

Derivative liability                                         -              -                -              -
Convertible notes, net of discount                     126,984              -                -        126,984
                                              ----------------- -------------- ---------------- --------------
Total liabilities measured at fair value      $        126,984  $           -  $             -  $     126,984
                                              ================= ============== ================ ==============


RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     Management reviewed accounting pronouncements issued during the year ended June 30, 2014, and adopted the following pronouncement:

     The Company adopted ASC 815 "Accounting for Derivative Instruments and Hedging Activities". This pronouncement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. Derivative instruments that meet the definition of assets and liabilities should be reported in the financial statements at fair value, and any gain or loss should be recognized in current earnings. The adoption of this pronouncement had a material effect on the financial statements of the Company.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2014 AS COMPARED TO THE YEAR ENDED JUNE 30, 2013

REVENUE

     Total revenue for the twelve month period ended June 30, 2014 decreased by $39,924 to $966,239, compared to $1,006,162 in the prior year, a decrease of 4%. The decrease is primarily due to a reduction in recurring fees for hosting and professional services.

COST OF REVENUE

     The cost of revenue for the twelve month period ended June 30, 2014 increased by $35,669 or approximately 18% to $238,449, compared to $202,780 for the twelve month period ended June 30, 2013. The increase in the cost of revenue was primarily due to higher developer cost, partially offset by a decrease due to a change in our cloud hosting architecture.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("SG&A") expenses for the twelve months ended June 30, 2014 increased by $68,521, or approximately 6% to $1,179,013, compared to $1,110,492 for the twelve month period ended June 30, 2013. The increase in SG&A expenses was primarily due to an increase in rent, salary, cloud-based tools and advertising expenses, partially offset by decreases in health benefits.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the twelve months ended June 30, 2014 decreased by $13,307, or approximately 100% to zero, compared to $13,307 for the twelve months ended June 30, 2013. The decrease was due to a focus away from platform development and onto the widely used, open-source platform, Magento.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses for the twelve months ended June 30, 2014 increased by $19,252, or approximately 82% to $42,747, compared to $23,495 for the twelve months ended June 30, 2013. The increase was due to certain data center fixed assets being disposed during the move to our current location.

OTHER INCOME AND EXPENSE

     Total other income (expense) for the twelve months ended June 30, 2014 decreased by $1,929,886, or approximately 5,903% to expense of $1,897,191, compared to income of $32,695 for the twelve months ended June 30, 2013. The decrease was primarily due to the recognition of a loss on changes in derivative liability during the year ended June 30, 2014.

NET (LOSS)

     For the twelve months ended June 30, 2014, Warp 9's consolidated net loss increased by $2,080,305, to $2,414,147, compared to a consolidated net loss of $333,842 for the twelve months ended June 30, 2013. This increase in net loss is primarily due to a loss on changes in derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2014 the Company had a cash balance of $50,041 compared to $12,636 as of June 30, 2013. Warp 9 had net working capital deficit (i.e. the difference between current assets and current liabilities) of ($2,416,687) as of June 30, 2014, compared to a net working capital deficit of ($377,733) at June 30, 2013.

     Cash flow used by operating activities was $322,638 for the year ended June 30, 2014, compared to $175,543 used for the year ended June 30, 2013. Operating cash flow was negative during the year due to a net operating loss.

     Cash flow provided by investing activities was $5,043 for the year ended June 30, 2014, compared to cash flow used of $4,925 in the year ended June 30, 2013. Cash flow from investing activities provided during the year ended June 30, 2014 was primarily the result of selling excess computer equipment.

         Cash flow provided by financing activities was $355,000 for the year ended June 30, 2014, compared to $130,000 provided for the year ended June 30, 2013. The increase is primarily due to additional borrowings during the year ended June 30, 2014.

     For the twelve months ended June 30, 2014, the Company's capital needs have primarily been met from cash balances on hand.

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

OFF-BALANCE SHEET ARRANGEMENTS

     None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF WARP 9, INC.
-------------------------------------------------------------------


                                  WARP 9, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS





                                                                      PAGE

Report of Independent Registered Public Accounting Firm                16

Consolidated Balance Sheets                                            17

Consolidated Statements of Operations                                  18

Consolidated Statements of Shareholders' Equity (Deficit)              19

Consolidated Statements of Cash Flows                                  20

Notes to Consolidated Financial Statements                            21-32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Warp 9, Inc.

We have audited the accompanying consolidated balance sheets of Warp 9, Inc. and subsidiary as of June 30, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warp 9, Inc. and subsidiary as of June 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City Utah
September 26, 2014

                                          WARP 9, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS
                                                                                June 30, 2014   June 30, 2013
                                                                               --------------- ---------------
                                                     ASSETS
CURRENT ASSETS
 Cash                                                                          $        50,041 $        12,636
 Accounts Receivable, net                                                              101,393          62,887
 Prepaid and Other Current Assets                                                        5,440           1,343
                                                                               --------------- ---------------
        TOTAL CURRENT ASSETS                                                           156,874          76,866
                                                                               --------------- ---------------

PROPERTY & EQUIPMENT, at cost
 Furniture, Fixtures & Equipment                                                        10,533          83,288
 Computer Equipment                                                                     23,982         266,789
 Computer Software                                                                       1,904          14,840
 Leasehold Improvements                                                                      -          18,696
                                                                               --------------- ---------------
                                                                                        36,419         383,613
 Less accumulated depreciation                                                         (24,033)       (333,215)
                                                                               --------------- ---------------
        NET PROPERTY AND EQUIPMENT                                                      12,386          50,398
                                                                               --------------- ---------------

OTHER ASSETS
 Lease Deposit                                                                           5,955           8,244
 Licensing fees                                                                              -           5,000
                                                                               --------------- ---------------
        TOTAL OTHER ASSETS                                                               5,955          13,244
                                                                               --------------- ---------------

        TOTAL ASSETS                                                           $       175,215 $       140,508
                                                                               =============== ===============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
 Accounts Payable                                                              $        69,946 $       176,871
 Accrued Expenses                                                                      134,611          91,966
 Accrued Interest                                                                       11,932           7,948
 Deferred Income                                                                         3,300               -
 Deferred Operating Lease Liability                                                          -           6,117
 Convertible Notes Payable, current, net                                               140,008         126,984
 Derivative Liability                                                                2,169,051               -
 Note Payable, Other                                                                    37,867          37,867
 Customer Deposit                                                                        6,846           6,846
                                                                               --------------- ---------------
        TOTAL CURRENT LIABILITIES                                                    2,573,561         454,599
                                                                               --------------- ---------------
LONG TERM LIABILITIES
 Convertible Notes Payable, net                                                         10,528               -
 Accrued Expenses, long term                                                           222,153               -
                                                                               --------------- ---------------
        TOTAL LONG TERM LIABILITIES                                                    232,681               -
                                                                               --------------- ---------------

        TOTAL LIABILITIES                                                            2,806,242         454,599
                                                                               --------------- ---------------

SHAREHOLDERS' EQUITY/(DEFICIT)
 Preferred Stock, $0.001 Par Value;
 5,000,000 Authorized Shares; no shares issued and outstanding                               -               -
 Common Stock, $0.001 Par Value;
 495,000,000 Authorized Shares;
 100,878,825 and 96,135,126 Shares Issued and Outstanding , respectively               100,879          96,135
 Additional Paid In Capital                                                          7,466,090       7,373,623
 Accumulated Deficit                                                               (10,197,996)     (7,783,849)
                                                                               --------------- ---------------
        TOTAL SHAREHOLDERS'  EQUITY/(DEFICIT)                                       (2,631,027)       (314,091)
                                                                               --------------- ---------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)                 $       175,215 $       140,508
                                                                               =============== ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      WARP 9, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Years Ended
                                                                       June 30, 2014    June 30, 2013
                                                                      ---------------- ----------------
REVENUE                                                               $       966,239  $     1,006,162

COST OF SERVICES                                                              238,449          202,780
                                                                      ---------------- ----------------

GROSS PROFIT                                                                  727,790          803,382
                                                                      ---------------- ----------------

OPERATING EXPENSES
  Selling, general and administrative expenses                              1,179,013        1,110,492
  Research and development                                                          -           13,307
  Stock option expense                                                         22,986           21,010
  Depreciation and amortization                                                42,747           23,495
                                                                      ---------------- ----------------

        TOTAL OPERATING EXPENSES                                            1,244,746        1,168,304
                                                                      ---------------- ----------------

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES                           (516,956)        (364,921)
                                                                      ---------------- ----------------

OTHER INCOME/(EXPENSE)
  Other income                                                                 15,678           29,094
  Gain on sale of fixed assets                                                  9,778            2,500
  Gain/(Loss) on extinguishment of debt                                        (6,367)           8,807
  Loss on changes in derivative liability                                  (1,869,301)               -
  Interest expense                                                            (46,979)          (7,706)
                                                                      ---------------- ----------------

        TOTAL OTHER INCOME (EXPENSE)                                       (1,897,191)          32,695
                                                                      ---------------- ----------------

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES                            (2,414,147)        (332,226)
                                                                      ---------------- ----------------

PROVISION FOR INCOME (TAXES)/BENEFIT
   Income taxes paid                                                                -           (1,616)
   Income tax (provision)/benefit                                                   -                -
                                                                      ---------------- ----------------

        PROVISION FOR INCOME (TAXES)/BENEFIT                                        -           (1,616)
                                                                      ---------------- ----------------

NET LOSS                                                              $    (2,414,147) $      (333,842)
                                                                      ================ ================

LOSS PER SHARE
    BASIC AND DILUTED                                                 $         (0.02) $         (0.00)
                                                                      ================ ================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC AND DILUTED                                                     100,384,960       96,135,126
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

                                                 WARP 9, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)


                                                                                  Additional
                                  Preferred Stock            Common Stock           Paid-in             Accumulated
                                Shares       Value        Shares        Value       Capital       Deficit         Total
                              ----------- ----------- -------------- ----------- ------------- -------------- --------------

Balance, June 30, 2012                 -  $        -     96,135,126  $   96,135  $  7,334,613  $  (7,450,007) $     (19,259)

Stock compensation expense             -           -              -           -        21,010              -         21,010

Contributed services                   -           -              -           -        12,000              -         12,000

Net loss                               -           -              -           -             -       (333,842)      (333,842)

Discount on Note                       -           -              -           -         6,000              -          6,000
                              ----------- ----------- -------------- ----------- ------------- -------------- --------------

Balance, June 30, 2013                 -           -     96,135,126      96,135     7,373,623     (7,783,849)      (314,091)

Stock compensation expense             -           -              -           -        22,986              -         22,986

Note conversion                        -           -      4,743,699       4,744        14,231              -         18,975

Net loss                               -           -              -           -             -     (2,414,147)    (2,414,147)

Discount on Note                       -           -              -           -        55,250              -         55,250
                              ----------- ----------- -------------- ----------- ------------- -------------- --------------

Balance, June 30, 2014                 -  $        -    100,878,825  $  100,879  $  7,466,090  $ (10,197,996) $  (2,631,027)
                              =========== =========== ============== =========== ============= ============== ==============



















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               WARP 9, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Years Ended
                                                             June 30, 2014 June 30, 2013
                                                             ------------- --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                           $ (2,414,147) $    (333,842)
          Adjustment to reconcile net loss to net cash
             (used) by operating activities
          Depreciation and amortization                            42,747         23,496
          Bad debt expense                                              -        (27,502)
          Cost of stock compensation recognized                    22,986         21,010
          Contributed services                                          -         12,000
          Amortization of debt discount                            20,477            542
          Gain on sale of fixed assets                             (9,778)        (2,500)
          Loss/(Gain) on settlement of debt                         6,367         (8,807)
          Loss on change in derivative liability                1,869,301              -
          Change in assets and liabilities:
          (Increase) Decrease in:
          Accounts receivable                                     (38,506)        57,955
          Prepaid and other assets                                (10,052)        10,449
          Other assets                                              5,000         12,000
          Increase (Decrease) in:
             Accounts payable                                      46,770         94,534
             Accrued expenses                                     139,014          5,583
             Deferred income                                        3,300        (32,853)
             Other liabilities                                     (6,117)        (7,608)
                                                             ------------- --------------

      NET CASH (USED) IN OPERATING ACTIVITIES                    (322,638)      (175,543)
                                                             ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                       (4,735)        (7,425)
          Proceeds from sale of fixed assets                        9,778          2,500
                                                             ------------- --------------

      NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES              5,043         (4,925)
                                                             ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of notes payable                 355,000        130,000
                                                             ------------- --------------

      NET CASH  PROVIDED IN FINANCING ACTIVITIES                  355,000        130,000
                                                             ------------- --------------

      NET INCREASE/(DECREASE) IN CASH                              37,405        (50,468)

CASH, BEGINNING OF YEAR                                            12,636         63,104
                                                             ------------- --------------

CASH, END OF YEAR                                            $     50,041  $      12,636
                                                             ============= ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Interest paid                                          $         66  $         578
                                                             ============= ==============
      Taxes paid                                             $      3,828  $       2,989
                                                             ============= ==============









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2014 AND 2013


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

     LINE OF BUSINESS
     We are a provider of mobile and e-commerce solutions for midsize online sellers, in the retail and business to business ("B2B") industries. Our solutions and services are designed to help multi-channel retailers maximize digital commerce revenues by applying our technologies and solutions for mobile e-commerce, desktop e-commerce, e-mail marketing, social media and other digital avenues. Offered as an outsourced and fully managed Software-as-a-Service ("SaaS") model, our solutions allow customers to focus on their core business, rather than technical implementations and software and hardware architecture, design, and maintenance. We believe our products and services allow our clients to lower costs and focus on promoting and marketing their brand, product line and website while leveraging the investments we have made in technology and infrastructure to operate a dynamic digital presence.

     GOING CONCERN
     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through June 30, 2014. It is Management's plan to generate additional working capital from increasing sales from its new Warp 9 Total Commerce Platform ("TCP") and Warp 9 Mobile service offerings, and then continue to pursue its business plan and purposes.

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

     ACCOUNTS RECEIVABLE
     The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at June 30, 2014 and 2013 are $24,907 and $24,907 respectively.

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2014 AND 2013


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

     Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. The deferred revenue as of June 30, 2014 and 2013 was $3,300 and zero, respectively.

     For the fiscal year ended, June 30, 2014, monthly recurring fees for mobile and desktop e-commerce development account for 19% of the Company's total revenues, professional services account for 79% and the remaining 2% of total revenues are from resale of third party products and services.

     For the fiscal year ended, June 30, 2013, monthly recurring fees for mobile and desktop e-commerce development account for 24% of the Company's total revenues, professional services account for 72% and the remaining 4% of total revenues are from resale of third party products and services.

     RETURN POLICY
     On all service offerings such as web based e-commerce products there are no returns. Monthly fees are assessed and revenue is recognized at the end of every month, after service has been provided. Some higher paying customers may have service level agreements where we guarantee system uptime such as 99.9% of the time per month. If we fall below the agreed upon level of uptime, we shall credit one day of service fee for each hour our system is down up to a maximum of one monthly fee. This guarantee only covers downtime as a result of failure in the Company's cloud hosting architecture or gross negligence. Historically, the Company has not had to issue any credits for such returns.

     COST OF REVENUE
     Cost of revenue includes the direct costs of operating the Company's cloud hosting architecture, contractors involved in the production process and certain third party internet marketing charges.

     RESEARCH AND DEVELOPMENT
     Research and development costs are expensed as incurred. Total research and development costs were zero and $13,307 for the years ended June 30, 2014 and 2013, respectively.

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2014 AND 2013


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     ADVERTISING COSTS
     The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $22,137 and $498 for the years ended June 30, 2014 and 2013, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2014 and 2013, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

          o Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
          o Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
          o Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

     We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2014:

     For the year ended June 30, 2014                    Total         (Level 1)       (Level 2)       (Level 3)
                                                   ----------------- -------------- ---------------- --------------
     Assets                                        $              -  $           -  $             -  $           -

                                                   ----------------- -------------- ---------------- --------------
     Total assets measured at fair value           $              -  $           -  $             -  $           -
                                                   ----------------- -------------- ---------------- --------------

     Liabilities

     Derivative liability                                 2,169,051              -                -      2,169,051
     Convertible notes, net of discount                     150,536              -                -        150,536
                                                   ----------------- -------------- ---------------- --------------
     Total liabilities measured at fair value      $      2,319,587  $           -  $             -  $   2,319,587
                                                   ================= ============== ================ ==============

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2014 AND 2013

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2013:

                                              Total         (Level 1)       (Level 2)       (Level 3)
                                          --------------- -------------- ---------------- --------------
Assets                                    $            -  $           -  $             -  $           -

                                          --------------- -------------- ---------------- --------------
Total assets measured at fair value       $            -  $           -  $             -  $           -
                                          --------------- -------------- ---------------- --------------

Liabilities

Derivative liability                                   -              -                -              -
Convertible notes, net of discount               126,984              -                -        126,984
                                          --------------- -------------- ---------------- --------------
Total liabilities measured at fair value  $      126,984  $           -  $             -  $     126,984
                                          =============== ============== ================ ==============

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

     Depreciation expenses were $42,747 and $23,495 for the years ended June 30, 2014 and 2013, respectively.

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

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the year ended June 30, 2014, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2014 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of operations for the year ended June 30, 2014 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2014 AND 2013


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the year ended June 30, 2014 and 2013 was $22,986 and $21,010, respectively.

     EARNINGS PER SHARE
     Earnings per Share require the Company to calculate earnings per share based on basic and diluted earnings per share, as defined. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options and warrants to issue common stock were exercised or converted into common stock. For the year ended June 30, 2014, since the Company reported a net loss, the additional diluted shares would have had an anti-dilutive effect. Therefore, all additional shares that would have been included in the diluted earnings per share calculation were excluded, and the basic and diluted earnings per share numbers are identical.

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     Management reviewed accounting pronouncements issued during the twelve months ended June 30, 2014, and no pronouncements were adopted during the period.

     The Company adopted ASC 815 "Accounting for Derivative Instruments and Hedging Activities". This pronouncement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. Derivative instruments that meet the definition of assets and liabilities should be reported in the financial statements at fair value, and any gain or loss should be recognized in current earnings. The adoption of this pronouncement had a material effect on the financial statements of the Company.

3.   NOTES PAYABLE

     At June 30, 2007, the Company reclassified an accounts payable account to a vendor in the amount of $154,429 to a note payable. The monthly payment on the note is $3,342 per month and bears annual interest at the rate of 10% per annum. At June 30, 2014 and 2013, the outstanding principal and accrued interest balance was $49,799 and $45,815, respectively. The total outstanding and accrued interest balance of $11,932 is currently due.

     On March 25, 2013, the Company entered into a convertible promissory note ("the March 2013 Note") in the amount of $100,000, at which time an initial advance of $50,000 was received to cover operational expenses. The lender advanced an additional $20,000 on April 16, 2013, an additional $15,000 on May 1, 2013 and an additional $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The March 2013 Note bears interest at a rate of 10% per year and matures on September 25, 2015. On May 23, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. The balance of the March 2013 Note, as of June 30, 2014 is $83,000.

     On May 16, 2013, the Company signed a convertible promissory note ("the May 2013 Note") in the amount of $100,000, at which time an initial advance of $10,000 was received to cover operational expenses. The lender

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2014 AND 2013

3.   NOTES PAYABLE (Continued)

     advanced an additional $20,000 on June 3, 2013, an additional $25,000 on July 2, 2013, an additional $10,000 on September 3, 2013 and an additional $35,000 on February 18, 2014, for a total draw of $100,000. The terms of the May 2013 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The Company recognized a discount on the May 2013 Note in the amount of $20,000, due to the beneficial conversion feature. This discount is being recognized over twelve months, beginning on the date of each tranche payment. For the year ended June 30, 2014, the Company included $14,605 in interest expense related to the discount. The Company recorded debt discount of $56,000 related to the conversion feature of the May 2013 Note, along with derivative liabilities. The May 2013 Note bears interest at a rate of 10% per year and matures on November 16, 2014.

     On March 4, 2014, the Company entered into a convertible promissory note ("the March 2014 Note") in the amount of $250,000, at which time an initial advance of $25,000 was received to cover operational expenses. The lender advanced an additional $20,000 on March 17, 2014 and an additional $30,000 on April 2, 2014, for a total draw of $75,000. The terms of the March 2014 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.012 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The Company recorded debt discount of $75,000 related to the beneficial conversion feature of the March 2014 Note, along with derivative liabilities. This discount is recognized over 18 months, beginning on the date of each tranche payment. For the year ended June 30, 2014, the Company included $4,461 in interest expense related to the discount. The March 2014 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.

     On April 16, 2014, the Company entered into a convertible promissory note ("the April 2014 Note") in the amount of $300,000, at which time an initial advance of $40,000 was received to cover operational expenses. The lender advanced an additional $55,000 on April 30, 2014, an additional $40,000 on May 16, 2014, an additional $40,000 on June 2, 2014 and an additional $35,000 on June 30, 2014, for a total draw of $210,000. The terms of the April 2014 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.012 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The Company recorded debt discount of $210,000 related to the conversion feature of the April 2014 Note, along with derivative liabilities. This discount is recognized over 18 months, beginning on the date of each tranche payment. For the year ended June 30, 2014, the Company included $1,410 in interest expense related to the discount. The April 2014 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.

     ASC Topic 815 provides guidance applicable to convertible debt issued by the Company in instances where the number into which the debt can be converted is not fixed. For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $2,169,051 representing the estimated present value of the conversion feature considering the historic volatility of the Company's stock, and a discount of $339,981 representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debt, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.

     For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2014 AND 2013


3.   NOTES PAYABLE (Continued)

        Stock price on the valuation dates            $                  0.0261
        Conversion price for the debt                 $           0.004 - 0.012
        Dividend yield                                                       0%
        Years to maturity                                  3 months - 18 months
        Risk free rate                                            0.07% - 0.29%
        Expected volatility                                   142.45% - 155.33%



     Following is the five year maturity schedule for our convertible notes payable:

        Year ended June 30,         Amount Due
        -------------------     ------------------
                 2015           $         183,000
                 2016           $         285,000
                 2017           $               -
                 2018           $               -
                 2019           $               -


4.   RELATED PARTIES

     During the fiscal year ended June 30, 2012, the Company signed a licensing agreement with PageTransformer, to obtain expertise in the area of mobile app and mobile web development. This licensing agreement expired on June 30, 2014 and was not renewed. The two founders of PageTransformer, Andrew VanNoy and Zachary Bartlett, are our current Chief Executive Officer and our current Vice President of Operations, respectively. Other than the original licensing fee paid to PageTransformer, the Company has not made any subsequent payments to PageTransformer under the licensing agreement.

5.   INCOME TAXES

     The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

     Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at June 30, 2014 and 2013, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

     The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended June 30, 2014 and 2013, the Company did not recognize interest and penalties.

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

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2014 AND 2013


6.   DEFERRED TAX BENEFIT (Continued)

     Net deferred tax assets consist of the following components as of June 30, 2014 and 2013:

                                           June 30, 2014    June 30, 2013
                                          ---------------- -----------------
Deferred tax assets:
   NOL carryforward                           $ 2,560,300       $ 2,349,100
   R&D carryforward                               113,100               300
   Capital loss carryforward                       11,000            12,000
   Accrued vacation payable                        23,500             8,600
   Allowance for doubtful accounts                  9,700             9,700
   Contribution carryforward                          200               200
   Related party accruals                               -             1,000
Deferred tax liabilities:
   Depreciation                                    (2,700)          (12,500)

Valuation allowance                            (2,715,100)       (2,368,400)
                                          ---------------- -----------------
Net deferred tax asset                                $ -               $ -
                                          ================ =================

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended June 30, 2014 and 2013 due to the following:

                                              June 30, 2014    June 30, 2013
                                             ---------------- ----------------
        Book income                          $      (941,500) $      (130,200)
        Nondeductible expenses                       747,400            8,700
        Accrued vacation payable                     (15,000)          (2,200)
        Allowance for bad debt                             -          (10,700)
        Depreciation                                  10,100           (1,400)
        Excess loss on disposal over book            (15,500)               -
        Contributed services                               -            4,700
        R&D credit                                         -              100
        Related party accruals                        (1,000)           1,000

        Valuation allowance                          215,500          130,000
                                             ---------------- ----------------
        Income tax expense                   $             -  $             -
                                             ================ ================

     At June 30, 2014, the Company had net operating loss carryforwards of approximately $6,565,000, that may be offset against future taxable income from the year 2013 through 2032. No tax benefit has been reported in the June 30, 2014 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

7.   CAPITAL STOCK

     On May 23, 2014, the lender converted $17,000 out of the $100,000 balance along with accrued interest of $1,975 into 4,743,699 shares of common stock. No transactions effecting capital stock were noted during the year ended June 30, 2013.

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2014 AND 2013

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

     The Company used the historical industry index to calculate volatility, since the Company's stock history did not represent the expected future volatility of the Company's common stock. The fair value of options granted during the year ended June 30, 2013, was determined using the Black Scholes method with the following assumptions:

                                                             Year Ended
                                                             6/30/2013
                                                           -------------
          Risk free interest rate                             6.00%
          Stock volatility factor                              171
          Weighted average expected option life              7 years
          Expected dividend yield                              none


     A summary of the Company's stock option activity and related information follows:


                                       Year Ended               Year Ended
                                     June 30, 2014             June 30, 2013
                               ------------------------  -----------------------
                                              Weighted                 Weighted
                                               average                  average
                                              exercise                 exercise
                                  Options       price      Options       price
                               -------------  ---------  ------------  ---------
Outstanding -beginning of year    13,508,000  $   0.005     3,578,000  $    0.01
Granted                                    -  $       -    12,500,000  $   0.005
Exercised                                  -  $       -             -  $       -
Forfeited                           (508,000) $   0.005    (2,570,000) $   0.007
                               -------------  ---------  ------------  ---------
Outstanding - end of year         13,000,000  $   0.005    13,508,000  $   0.005
                                 ============ ========== ============= =========
Exercisable at the end of year     8,170,776  $   0.005     4,101,184  $   0.005
                                 ============ ========== ============= =========
Weighted average fair value of
 options granted during the year              $       -                $   0.005
                                              ==========               =========

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2014 AND 2013

8.   STOCK OPTIONS AND WARRANTS (Continued)

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

     The weighted average remaining contractual life of options outstanding, as of June 30, 2014 was as follows:
                                                         Weighted
                                                          Average
                                   Number of             remaining
             Exercise               options             contractual
              prices              outstanding           life (years)
        -------------------    ------------------    ------------------
             $ 0.005                 12,500,000            5.12
             $ 0.004                    500,000            7.29
                               ------------------
                                     13,000,000
                               ==================

     WARRANTS
     During the years ended June 30, 2014 and 2013, the Company issued no warrants for services. A summary of the Company's warrant activity and related information follows:

                                       Year End                  Year End
                                     June 30, 2014             June 30, 2013
                               ------------------------  -----------------------
                                              Weighted                 Weighted
                                               average                  average
                                              exercise                 exercise
                                  Options       price      Options       price
                               ------------- ----------  ------------ ----------
Outstanding -beginning of year  28,019,163   $   0.003    28,019,163  $   0.003
Granted                                  -           -             -          -
Exercised                                -           -             -          -
Forfeited                                -           -             -          -
Outstanding - end of year       28,019,163   $   0.003    28,019,163  $   0.003
                               ============= ==========  ============ ==========


     The weighted average remaining contractual life of warrants outstanding as of June 30, 2014 was as follows:

                                                                 Weighted
                                                                  Average
                                           Number of             remaining
                     Exercise               options             contractual
                      prices              outstanding           life (years)
                -------------------    ------------------    ------------------
                     $ 0.003              28,019,163                1.77

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2014 AND 2013

9.   CONCENTRATIONS

     For the year ended June 30, 2014, the Company had one major customer who represented approximately 37% of total revenue. For the year ended June 30, 2013, the Company had two major customers who represented 33% and 13%, respectively, of total revenue. At June 30, 2014 and 2013, accounts receivable from four customers represented approximately 46% and 84% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.


10.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     On August 26, 2013, the Company signed a two year lease commencing on October 1, 2013 for approximately 2,534 square feet of office space at 1933 Cliff Dr., Suite 11, Santa Barbara, California 93109 for approximately $4,308 per month. The following is a schedule, by years, of future minimum rental payments required under the operating lease.

                     Years Ending
                       June 30,                        Rent Payment
                     ------------                      ------------
                        2015                             $53,760
                        2016                             $13,182


     Total lease expense for the years ended June 30, 2014 and 2013 was $97,191 and $151,148, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

     On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location, to make monthly payments on past due rent of $227,052. Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250. Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802. As of June 30, 2014, the Company recorded the outstanding balance under this settlement agreement as a long term notes payable, with the current portion of the debt recorded in accrued expenses.

     LEGAL MATTERS
     The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company's business or financial condition.

11.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

     During the year ended June 30, 2014, we had the following non-cash financing activities:

     o Decreased notes payable, Wings Fund by $18,975, increased common stock by $4,744 and additional paid-in capital by $14,231 for common shares as a result of a partial conversion of the March 2013 Note.

                           WARP 9, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2014 AND 2013

12.  SUBSEQUENT EVENTS

     Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined that the following subsequent events are reportable.

     On September 5, 2014, the Company entered into a convertible promissory note ("the September 2014 Note") in the amount of $250,000, at which time an initial advance of $40,000 was received to cover operational expenses. The lender advanced an additional $10,000 on September 17, 2014, for a total draw of $50,000. The terms of the September 2014 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The September 2014 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.

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

     As of June 30, 2014, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized, and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2014.

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

     We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in "Internal Control-Integrated Framework." Based on this assessment, management believes that, as of June 30, 2014, our internal control over financial reporting was effective based on those criteria. There have been no changes in internal control over financial reporting since June 30, 2014, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

NO ATTESTATION REPORT BY INDEPENDENT REGISTERED ACCOUNTANT

     The effectiveness of our internal control over financial reporting as of June 30, 2014 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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


ITEM 9B. OTHER INFORMATION
--------------------------

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
----------------------------------------------------------------

     The following table lists the executive officers and directors of the Company as of June 30, 2014:



        NAME               AGE                        POSITION
----------------------     ---           -------------------------------------
Andrew Van Noy             31            Chief Executive Officer, President
                                         and Chairman

Gregory Boden              43            Chief Financial Officer, Corporate
                                         Secretary, and Director
Zachary Bartlett           33
                                         Vice President of Operations and
                                         Director

     Andrew Van Noy, age 31, has been a director of the Company since November 17, 2012. Mr. Van Noy has been the President of the Company since April 24, 2012 and the Chief Executive Officer of the Company since August 13, 2012. He was the Vice President of Sales and Marketing of the Company from May 1, 2011 to November 17, 2012 and Executive Vice President of the Company from November 17, 2012 to April 24, 2012. Mr. Van Noy came to the Company with experience in the private equity and investment banking industry, where he served from April 2006 to December 2008 as Director of Velocity of Money, a boutique real estate Private Equity firm, and managed over $300 million of transactions at Morgan Stanley's global banking headquarters in Salt Lake City, Utah. From January 2009 to April 2011, Mr. Van Noy served as the Vice President of Sales and Marketing for PageTransformer, a company which provided web and software development for iPad, iPhone, and Android devices.

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

     Gregory Boden, age 43, has been a director of the Company since November 17, 2011 and the Corporate Secretary of the Company since February 11, 2013. On April 24, 2012 Mr. Boden was appointed Chief Financial Officer of the Company. From June 1, 2011 to March 1, 2012, Mr. Boden served as an independent contractor assisting the Company in accounting and financial reporting matters. In addition to his position as Chief Financial Officer, Mr. Boden has served since January 1, 2011 as the President of Bountiful Capital, LLC, a Santa
Barbara based private equity company. Prior to joining the Company, from September 2006 to October 2009, Mr. Boden worked in public accounting in the audit practice of KPMG, LLP, after which, from October 2009 to December 2010, he and managed the franchise accounting, treasury and cash application departments of Select Staffing, a nationwide staffing company.

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

     Zachary Bartlett, age 32, has been the Vice President of Operations of the Company since July 2012. Prior to joining the Company, Mr. Bartlett was the Creative Director of Crowbar Studios, Inc., a graphic design and web development firm founded by Mr. Bartlett in 2008. From 2004 to 2008, he held the position of Art and Brand consultant at Demon International, a snowboard accessories company. In 2009, Mr. Bartlett was one of the founders of Page Transformer, Inc., a company that provided web and software development for iPad, iPhone, and Android devices. Mr. Bartlett received his Bachelor of Fine Arts degree in graphic design from Brigham Young University in 2004.

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

REPORT OF THE AUDIT COMMITTEE

     In February 2006, the sole member of the Company's Audit Committee resigned from the Board of Directors for personal reasons. The Company has not reformed the Audit Committee since that time. Accordingly the Company has not received any reports from an Audit Committee during the fiscal year ended June 30, 2014. The Company's full Board of Directors is presently performing the functions of an Audit Committee until a new Audit Committee is formed in the future.

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

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and certain persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC"). Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file. Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended June 30, 2014 have been complied with on a timely basis.

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

THE ELEMENTS OF WARP 9'S COMPENSATION PROGRAM

BASE SALARY

     Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended June 30, 2014, all executive officer base salary decisions were approved by the board of directors.

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

EQUITY INCENTIVE AWARDS

     Our 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "2003 Plan") authorizing the issuance of up to 5,000,000 shares of our common stock pursuant to the grant and exercise of up to 5,000,000 stock options terminated upon the expiration of the remaining options granted under the 2003 Plan on May 24, 2014. In the future, we plan to establish a new management stock option plan pursuant to which stock options may be authorized and granted to our executive officers, directors, employees and key consultants. We expect to authorize up to 10% of our issued and outstanding Common Stock for future issuance under such plan. The Plan has been approved by the holders of our outstanding shares. We believe that stock option awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive's position, his or her performance and responsibilities, and the amount of options, if any, currently held by the officer and their vesting schedule. Our policy prohibits backdating options or granting them retroactively. As of June 30, 2014, no stock options granted under the Plan remain outstanding and the Plan terminated. As of June 30, 2014, 13,000,000 stock options granted outside of the Plan are outstanding.

BENEFITS AND PREREQUISITES

     At this stage of our business we have limited benefits and no prerequisites for our employees other than paid time off that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws. We may adopt retirement plans and confer other fringe benefits for our executive officers in the future if our business grows sufficiently to enable us to afford them.

SEPARATION AND CHANGE IN CONTROL ARRANGEMENTS

     We do not have any employment agreements with our Named Executive Officers or any other executive officer or employee of Warp 9. None of them are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

EXECUTIVE OFFICER COMPENSATION

     The following summary compensation table sets forth certain information concerning compensation paid to the Company's Chief Executive Officer and its most highly paid executive officers (the "Named Executive Officers") whose total annual salary and bonus for services rendered in all capacities for the fiscal year ended June 30, 2014 was $100,000 or more.

                                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------
                                   FISCAL                              OPTION         ALL OTHER
  NAME AND PRINCIPAL POSITION       YEAR       SALARY       BONUS     AWARDS(1)     COMPENSATION       TOTAL
---------------------------------------------------------------------------------------------------------------
William E. Beifuss (2).....         2014     $       -0-   $ -0-     $      -0-     $        -0-   $       -0-
Former Chairman of the Board,
former Chief Executive Officer,
former President, former
Interim Chief Financial
Officer, and former Corporate       2013     $    12,000   $ -0-     $      -0-     $        -0-   $    12,000
Secretary
---------------------------------------------------------------------------------------------------------------
Andrew Van Noy (3).........         2014     $   136,200   $ -0-     $      -0-     $        -0-   $   136,200
Chief Executive Officer,            2013     $   125,000   $ -0-     $   26,500     $        -0-   $   151,500
President, and Director
---------------------------------------------------------------------------------------------------------------
Gregory Boden (4)..........         2014     $    69,700   $ -0-     $      -0-     $        -0-   $    69,700
Chief Financial Officer,
Corporate Secretary, and
Director                            2013     $    58,750   $ -0-     $   13,250     $        -0-   $    72,000
---------------------------------------------------------------------------------------------------------------
Zachary Bartlett (5).......         2014     $   112,160   $ -0-     $      -0-     $        -0-   $   112,160
Vice President of Operations
and Director                        2013     $   102,000   $ -0-     $   26,500     $        -0-   $   128,500
---------------------------------------------------------------------------------------------------------------

(1) The amounts in this column reflect the grant-date fair value of stock options with respect to the years ended June 30, 2013 and 2014, in accordance with applicable accounting guidance related to stock based compensation. For a description of the assumptions used in determining the value of the options, see the notes to the consolidated financial statements.

(2) During the fiscal year ended June 30, 2012, Mr. Beifuss held the position of President until April 24, 2012 and during the fiscal year ended June 30, 2013, he held the position of Chief Executive Officer until August 13, 2012. Mr. Beifuss was compensated at a rate of $8,000 per month.

(3) Mr. Van Noy has been the President of the Company since April 24, 2012 and the Chief Executive Officer of the Company since August 13, 2012. Mr. Van Noy's base compensation was increased to $132,000 per year beginning on January 1, 2013 and $140,400 per year beginning January 1, 2014.

(4) Mr. Boden has been the Chief Financial Officer of the Company since April 24, 2012. Mr. Boden's compensation during the fiscal year ended June 30, 2013 was $60,000 per year. Mr. Boden's compensation was increased to $80,400 per year, beginning January 1, 2014.

(5) Mr. Bartlett has been the Vice President of Operations for the Company since July 2012. As Vice President of Operations his compensation was $96,000 per year until January 1, 2013, when it was raised to $108,000 per year. Mr. Bartlett's compensation was increased to $116,160 per year on January 1, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

     The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by the Company's executive officers at June 30, 2014.


                                            OPTION AWARDS

-------------------------------------------------------------------------------------------------------------
                                                 NUMBER OF SECURITIES
                         NUMBER OF SECURITIES         UNDERLYING
                        UNDERLYING UNEXERCISED    UNEXERCISED OPTIONS   OPTION EXERCISE  OPTION EXPIRATION
         NAME             OPTIONS EXERCISABLE        UNEXERCISABLE           PRICE              DATE
-------------------------------------------------------------------------------------------------------------
Gregory Boden (1)                339,726                 160,274             $0.004       October 12, 2021
   Chief Financial             1,566,210                 933,790            $0.0053        August 13, 2019
   Officer and
   Corporate Secretary
-------------------------------------------------------------------------------------------------------------
Andrew Van Noy (2)             3,132,420               1,867,580            $0.0053        August 13, 2019
   Chief Executive
   Officer and
   President
-------------------------------------------------------------------------------------------------------------
Zachary Bartlett (3)           3,132,420               1,867,580            $0.0053        August 13, 2019
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

OPTION EXERCISES AND STOCK VESTED

     None of the Company's executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended June 30, 2014.

DIRECTOR COMPENSATION

     The Company's directors did not receive any compensation for their services rendered to the Company as directors during the fiscal years ended June 30, 2014 and June 30, 2013.

EMPLOYMENT AGREEMENTS

     The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

STOCK OPTION PLAN

     Our 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "2003 Plan") authorizing the issuance of up to 5,000,000 shares of our common stock pursuant to the grant and exercise of up to 5,000,000 stock options terminated upon the expiration of the remaining options granted under the 2003 Plan on May 21, 2014. In the future, we plan to establish a new management stock option plan pursuant to which stock options may be authorized and granted to our executive officers, directors, employees and key consultants. We expect to authorize up to 10% of our issued and outstanding Common Stock for future issuance under such plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Warp 9 at September 26, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of September 26, 2014 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 100,878,825 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o Warp 9, Inc., 1933 Cliff Drive, Suite 11, Santa Barbara, California 93109. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name.

                                               NUMBER OF SHARES       PERCENTAGE
   NAME, TITLE AND ADDRESS                  BENEFICIALLY OWNED (1)     OWNERSHIP
------------------------------------------  ----------------------    ----------
Gregory Boden                                  2,398,685                  2.3%
Director, Chief Financial Officer, and
Corporate Secretary (2)

Andrew VanNoy                                  3,808,219                  3.8%
Chairman, Chief Executive Officer, and
President (3)

Zachary Bartlett                              27,726,871                 27.5%
Director and Vice President of
Operations (4)

All current Executive Officers as a Group     33,933,775                 33.6%


Thunder Innovations, LLC                      14,893,905                 14.8%
297 Kingsbury Grade, #100, Box 4470
Stateline, NV 89449

William E. Beifuss                             3,404,863                  3.4%
6500 Hollister Ave., Suite 120
Santa Barbara, CA 93117
------------------------------------------

(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Includes 2,346,603 shares which may be purchased by Mr. Boden pursuant to stock options that are exercisable within 60 days of September 26, 2014.

(3) Includes 3,808,219 shares which may be purchased by Mr. Van Noy pursuant to stock options that are exercisable within 60 days of September 26, 2014.

(4) Includes 3,808,219 shares which may be purchased by Mr. Bartlett pursuant to stock options that are exercisable within 60 days of September 26, 2014.

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

AUDIT FEES

     An aggregate of $29,500 was billed by our auditors for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2014, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2013, December 31, 2013, and March 31, 2014.

     An aggregate of $29,500 was billed by our auditors for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2013, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2012, December 31, 2012, and March 31, 2013.

TAX FEES

     Our auditors billed the Company $1,075 for tax preparation services during the fiscal year ended June 30, 2014.

     Our auditors billed the Company $1,446 for tax preparation services during the fiscal year ended June 30, 2013.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

     (a) Exhibits

         EXHIBIT           DESCRIPTION
         --------------    -------------------------------------------------------------------------------------------
         3.1               Articles of Incorporation (1)
         3.2               Bylaws (1)
         4.1               Specimen Certificate for Common Stock (1)
         4.2               Non-Qualified Employee Stock Option Plan (2)
         4.3               Convertible Debenture dated December 28, 2005 (3)
         4.4               Form of $0.08 Warrant (3)
         4.5               Form of $0.10 Warrant (3)
         4.6               Form of $0.12 Warrant (3)
         10.1              First Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (4)
         10.2              Second Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (5)
         10.3              Exchange Agreement and Representations for shareholders of Warp 9, Inc.(4)
         10.4              Securities Purchase Agreement dated as of March 28, 2005 between Roaming Messenger,
                           Inc. and Wings Fund, Inc.(6)
         10.5              Periodic Equity Investment Agreement dated as of March 28, 2005 between Roaming
                           Messenger, Inc. and Wings Fund, Inc.(6)
         10.6              Registration Rights Agreement dated as of March 28, 2005 between Roaming Messenger,
                           Inc. and Wings Fund, Inc.(6)


         10.7              Securities Purchase Agreement dated December 28, 2005 between the Company and Cornell
                           Capital Partners LLP (3)
         10.8              Investor Registration Rights Agreement dated December 28, 2005 (3)
         10.9              Insider Pledge and Escrow Agreement dated December 28, 2005 by and among the Company,
                           Cornell and David Gonzalez as escrow agent (3)
         10.10             Security Agreement dated December 28, 2005 by and between the Company and Cornell (3)
         10.11             Escrow Agreement Dated December 28, 2005 by and among the Company, Cornell and David
                           Gonzalez, as Escrow Agent (3)
         10.12             Irrevocable Transfer Agent Instructions (3)
         10.13             Exclusive Technology License Agreement, dated September 18, 2006 (8)
         10.14             Subscription Agreement with Zingerang Inc., dated September 18, 2006 (8)
         10.15             Termination of License Agreement with Carbon Sciences, Inc., dated April 2, 2007 (9)
         10.16             Completion of Securities Purchase Agreement dated December 28, 2005 between the
                           Company and Cornell Capital Partners LLP (10)
         21.1              List of Subsidiaries (7)
         31.1              Section 302 Certification of Principal Executive Officer
         31.2              Section 302 Certification of Principal Financial/Accounting Officer
         32.1              Section 906 Certification of Principal Executive Officer
         32.2              Section 906 Certification of Principal Financial/Accounting Officer
         --------------    -------------------------------------------------------------------------------------------

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

DATED: September 26, 2014                 WARP 9, INC.



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



BY:  /s/ Andrew Van Noy                              Dated: September 26, 2014
    --------------------------------------
    Andrew Van Noy,
    Chief Executive Officer, President
    (Principal Executive Officer)


By:  /s/ Gregory Boden                               Dated: September 26, 2014
    --------------------------------------
    Gregory Boden, Chief Financial Officer
    (Principal Financial/accounting Officer)