Form 10-Q
period 2014-09-30
WARP 9, INC.
filed 2014-11-12
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended September 30, 2014

                                       or

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

         For the Transition period from _______________ to ______________


                         Commission File Number: 0-13215

                                  WARP 9, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               NEVADA                                    30-0050402
  ---------------------------------         ------------------------------------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)


               1933 CLIFF DRIVE, SUITE 11, SANTA BARBARA, CA 93109
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 964-3313
          ------------------------------------------------------------
               Registrant's telephone number, including area code

          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

As of November 12, 2014, the number of shares outstanding of the registrant's class of common stock was 105,790,195.

TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                             PAGE
------------------------------                                            ------

Item 1.        Consolidated Financial Statements                              3

               Consolidated Balance Sheets as of September 30, 2014
               (unaudited) and June 30, 2014                                  3

               Consolidated Statements of Operations for the Three months
               ended September 30, 2014 and September 30, 2013 (unaudited)    4

               Consolidated Statement of Shareholders' Equity/(Deficit)
               for the Three Months ended September 30, 2014 (unaudited)      5

               Consolidated Statements of Cash Flows for the Three Months
               ended September 30, 2014 and September 30, 2013 (unaudited)    6

               Notes to Consolidated Financial Statements (unaudited)         7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      13

Item 3.        Quantitative and Qualitative Disclosures About Market Risk     17

Item 4.        Controls and Procedures                                        17

PART II - OTHER INFORMATION
---------------------------

Item 1.        Legal Proceedings                                              17

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds    17

Item 3.        Defaults Upon Senior Securities                                18

Item 4.        Mine Safety Disclosures                                        18

Item 5.        Other Information                                              18

Item 6.        Exhibits                                                       18

Signatures                                                                    20

PART I. - FINANCIAL INFORMATION
-------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                                             WARP 9, INC. AND SUBSIDIARY
                                             CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)

                                                                               September 30, 2014    June 30, 2014
                                                                               ------------------ -------------------
                                                        ASSETS
CURRENT ASSETS
     Cash                                                                      $          18,536  $           50,041
     Accounts Receivable, net                                                             83,322             101,393
     Prepaid and Other Current Assets                                                      3,798               5,440
                                                                               ------------------ -------------------
        TOTAL CURRENT ASSETS                                                             105,656             156,874
                                                                               ------------------ -------------------

PROPERTY & EQUIPMENT, at cost
     Furniture, Fixtures & Equipment                                                      10,533              10,533
     Computer Equipment                                                                   26,337              23,982
     Computer Software                                                                     1,904               1,904
                                                                               ------------------ -------------------
                                                                                          38,774              36,419
     Less accumulated depreciation                                                       (25,182)            (24,033)
                                                                               ------------------ -------------------
        NET PROPERTY AND EQUIPMENT                                                        13,592              12,386
                                                                               ------------------ -------------------

OTHER ASSETS
     Lease Deposit                                                                         5,955               5,955
                                                                               ------------------ -------------------
        TOTAL OTHER ASSETS                                                                 5,955               5,955
                                                                               ------------------ -------------------

                TOTAL ASSETS                                                   $         125,203  $          175,215
                                                                               ================== ===================

                                    LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
     Accounts Payable                                                          $          74,462  $           69,946
     Accrued Expenses                                                                     75,562             134,611
     Accrued Interest                                                                          -              11,932
     Deferred Income                                                                      18,896               3,300
     Convertible Notes Payable, current, net                                             193,807             140,008
     Derivative Liability                                                              1,600,545           2,169,051
     Note Payable, Other                                                                       -              37,867
     Customer Deposit                                                                      6,846               6,846
                                                                               ------------------ -------------------
        TOTAL CURRENT LIABILITIES                                                      1,970,118           2,573,561
                                                                               ------------------ -------------------

LONG TERM LIABILITIES
     Convertible Notes Payable, net                                                       67,157              10,528
     Accrued Expenses, long term                                                         221,103             222,153
                                                                               ------------------ -------------------
        TOTAL LONG TERM LIABILITIES                                                      288,260             232,681
                                                                               ------------------ -------------------

                TOTAL LIABILITIES                                                      2,258,378           2,806,242
                                                                               ------------------ -------------------

SHAREHOLDERS' EQUITY/(DEFICIT)
     Preferred Stock, $0.001 Par Value;
     5,000,000 Authorized Shares; no shares issued and outstanding                             -                   -
     Common Stock, $0.001 Par Value;
     495,000,000 Authorized Shares;
     100,878,825 and 100,878,825 Shares Issued and Outstanding, respectively             100,879             100,879
     Additional Paid In Capital                                                        7,471,782           7,466,090
     Accumulated Deficit                                                              (9,705,836)        (10,197,996)
                                                                               ------------------ -------------------
        TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)                                          (2,133,175)         (2,631,027)
                                                                               ------------------ -------------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)           $         125,203  $          175,215
                                                                               ================== ===================

               The accompanying notes are an integral part of these consolidated financial statements.

                                                 WARP 9, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)


                                                                                               Quarter Ended
                                                                                  September 30, 2014     September 30, 2013
                                                                                 --------------------  ---------------------
REVENUE                                                                          $           114,781   $            235,316

COST OF SERVICES                                                                              14,037                 66,686
                                                                                 --------------------  ---------------------

GROSS PROFIT                                                                                 100,744                168,630
                                                                                 --------------------  ---------------------

OPERATING EXPENSES
  Selling, general and administrative expenses                                               309,723                252,919
  Stock option expense                                                                         5,692                  5,840
  Depreciation and amortization                                                                1,149                 39,196
                                                                                 --------------------  ---------------------

        TOTAL OPERATING EXPENSES                                                             316,564                297,955
                                                                                 --------------------  ---------------------

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES                                          (215,820)              (129,325)
                                                                                 --------------------  ---------------------

OTHER INCOME/(EXPENSE)
   Other income                                                                                    -                  5,000
   Gain on sale of fixed assets                                                                    -                    420
   Gain on extinguishment of debt                                                            111,546                      -
   Gain on changes in derivative liability                                                   708,506                      -
   Interest expense                                                                         (110,472)                (8,165)
                                                                                 --------------------  ---------------------

        TOTAL OTHER INCOME (EXPENSE)                                                         709,580                 (2,745)
                                                                                 --------------------  ---------------------

EARNINGS/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR TAXES                                   493,760               (132,070)
                                                                                 --------------------  ---------------------

PROVISION FOR INCOME TAXES
   Income taxes paid                                                                          (1,600)                (2,753)
                                                                                 --------------------  ---------------------

        PROVISION FOR INCOME TAXES                                                            (1,600)                (2,753)
                                                                                 --------------------  ---------------------

NET INCOME/(LOSS)                                                                $           492,160   $           (134,823)
                                                                                 ====================  =====================

EARNINGS/(LOSS) PER SHARE
    BASIC                                                                        $              0.00   $              (0.00)
                                                                                 ====================  =====================
    DILUTED                                                                      $              0.00   $              (0.00)
                                                                                 ====================  =====================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC                                                                                100,878,825             96,135,126
                                                                                 ====================  =====================
    DILUTED                                                                              261,216,811             96,135,126
                                                                                 ====================  =====================

               The accompanying notes are an integral part of these consolidated financial statements.

                                                     WARP 9, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                                             (Unaudited)

                                                                                          Additional
                                          Preferred Stock            Common Stock           Paid-in     Accumulated
                                        Shares       Value        Shares        Value       Capital       Deficit        Total
                                      ----------- ----------- -------------- ----------- -------------- ------------ --------------

Balance, June 30, 2013                         -  $        -     96,135,126  $   96,135  $   7,373,623  $(7,783,849) $    (314,091)

Stock compensation expense                     -           -              -           -         22,986            -         22,986

Note conversion                                -           -      4,743,699       4,744         14,231            -         18,975

Net loss                                       -           -              -           -              -   (2,414,147)    (2,414,147)

Discount on Note                               -           -              -           -         55,250            -         55,250
                                      ----------- ----------- -------------- ----------- -------------- ------------ --------------

Balance, June 30, 2014                         -           -    100,878,825     100,879      7,466,090  (10,197,996)    (2,631,027)

Stock compensation expense (unaudited)         -           -              -           -          5,692            -          5,692

Net Income (unaudited)                         -           -              -           -              -      492,160        492,160

                                      ----------- ----------- -------------- ----------- -------------- ------------ --------------

Balance, September 30, 2014 (unaudited)        -  $        -    100,878,825  $  100,879  $   7,471,782  $(9,705,836) $  (2,133,175)
                                      =========== =========== ============== =========== ============== ============ ==============

               The accompanying notes are an integral part of these consolidated financial statements.

                                    WARP 9, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (Unaudited)

                                                                       Quarter Ended
                                                             September 30, 2014 September 30, 2013
                                                             ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income/(loss)                                  $         492,160  $        (134,823)
          Adjustment to reconcile net loss to net cash
             (used) by operating activities
          Depreciation and amortization                                  1,149             39,196
          Bad debt expense                                               3,781                  -
          Cost of stock compensation recognized                          5,692              5,840
          Amortization of debt discount                                 96,877              2,894
          Gain on sale of fixed assets                                       -               (420)
          Gain on settlement of debt                                  (111,546)                 -
          Gain on change in derivative liability                      (708,506)                 -
          Change in assets and liabilities:
          (Increase) Decrease in:
          Accounts receivable                                           14,290             23,587
          Prepaid and other assets                                       1,642             (8,221)
          Other assets                                                       -             (2,955)
          Increase in:
             Accounts payable                                            4,516             59,063
             Accrued expenses                                           15,199              2,798
             Deferred income                                            15,596                  -
             Other liabilities                                               -              4,398
                                                             ------------------ ------------------

      NET CASH (USED) IN OPERATING ACTIVITIES                         (169,150)            (8,643)
                                                             ------------------ ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                            (2,355)            (2,368)
          Proceeds from sale of fixed assets                                 -                420
                                                             ------------------ ------------------

      NET CASH (USED) IN INVESTING ACTIVITIES                           (2,355)            (1,948)
                                                             ------------------ ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of notes payable                      140,000             35,000
                                                             ------------------ ------------------

      NET CASH  PROVIDED IN FINANCING ACTIVITIES                       140,000             35,000
                                                             ------------------ ------------------

      NET INCREASE/(DECREASE) IN CASH                                  (31,505)            24,409

CASH, BEGINNING OF YEAR                                                 50,041             12,636
                                                             ------------------ ------------------

CASH, END OF QUARTER                                         $          18,536  $          37,045
                                                             ================== ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Interest paid                                          $              44  $              17
                                                             ================== ==================
      Taxes paid                                             $           1,600  $           2,753
                                                             ================== ==================

      The accompanying notes are an integral part of these consolidated financial statements.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2014

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2014.

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

     ACCOUNTS RECEIVABLE
     The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at September 30, 2014 and June 30, 2014 are $28,687 and $24,907 respectively.

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

     Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. The deferred revenue as of September 30, 2014 and June 30, 2014 was $18,896 and $3,300, respectively.

     For the quarter ended, September 30, 2014, monthly recurring fees for mobile and desktop e-commerce development account for 29% of the Company's total revenues, professional services account for 66% and the remaining 5% of total revenues are from resale of third party products and services.

     For the quarter ended, September 30, 2013, monthly recurring fees for mobile and desktop e-commerce development account for 33% of the Company's total revenues, professional services account for 65% and the remaining 2% of total revenues are from resale of third party products and services.

     STOCK-BASED COMPENSATION
     The Company addressed the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The transactions are

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2014

     accounted for using a fair-value-based method and recognized as expenses in our statement of income. There was no material impact on the Company's financial statement of operations.

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the quarter ended September 30, 2014, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2014 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of operations for the quarter ended September 30, 2014 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the quarter ended September 30, 2014 and 2013 was $5,692 and $5,840, respectively.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     Management reviewed accounting pronouncements issued during the three months ended September 30, 2014, and no pronouncements were adopted during the period.

3.   LIQUIDITY AND OPERATIONS

     The Company had net income of $492,160 and net loss of $134,823 for the three months periods ended September 30, 2014 and 2013, respectively, and net cash used in operating activities of $169,150 and $8,643 for the same periods, respectively.

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

     GOING CONCERN
     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through September 30, 2014. It is management's plan to generate additional working capital from increasing sales from its desktop and Warp 9 Mobile service offerings, and then continue to pursue its business plan and purposes.

4.   CONVERTIBLE NOTES PAYABLE

     At June 30, 2007, the Company reclassified an accounts payable account to a vendor in the amount of $154,429 to a note payable. The monthly payment on the note is $3,342 per month and bears annual interest at the rate of 10% per annum. At June 30, 2014, the outstanding principal and accrued interest balance was $49,799. During the quarter ended September 30, 2014, the Company wrote off $49,799 pertaining to this liability, due to the statute of limitations having expired, and reported this amount as a gain on extinguishment of debt.

     On March 25, 2013, the Company entered into a convertible promissory note (the "March 2013 Note") in the amount of $100,000, at which time an initial advance of $50,000 was received to cover operational expenses. The lender advanced an additional $20,000 on April 16, 2013, an additional $15,000 on May 1, 2013 and an additional $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The March 2013 Note bears interest at a rate of 10% per year and matures on September 25, 2015. On May 23, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the $83,000 outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. The balance of the March 2013 Note, as of September 30, 2014 is $66,000.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2014

     On May 16, 2013, the Company signed a convertible promissory note (the "May 2013 Note") in the amount of $100,000, at which time an initial advance of $10,000 was received to cover operational expenses. The lender advanced an additional $20,000 on June 3, 2013, an additional $25,000 on July 2, 2013, an additional $10,000 on September 3, 2013 and an additional $35,000 on February 18, 2014, for a total draw of $100,000. The terms of the May 2013 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The Company recognized a discount on the May 2013 Note in the amount of $20,000, due to the beneficial conversion feature. This discount is being recognized over twelve months, beginning on the date of each tranche payment. As of September 30, 2014, the Company included $46,331 in interest expense related to the discount. The Company recorded debt discount of $23,669 related to the conversion feature of the May 2013 Note, along with derivative liabilities. The May 2013 Note bears interest at a rate of 10% per year and matures on November 16, 2015.

     On March 4, 2014, the Company entered into a convertible promissory note (the "March 2014 Note") in the amount of $250,000, at which time an initial advance of $25,000 was received to cover operational expenses. The lender advanced an additional $20,000 on March 17, 2014 and an additional $30,000 on April 2, 2014, for a total draw of $75,000. The terms of the March 2014 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.012 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The Company recorded a debt discount of $59,506 related to the beneficial conversion feature of the March 2014 Note, along with derivative liabilities. This discount is recognized over 18 months, beginning on the date of each tranche payment. As of September 30, 2014, the Company included $15,494 in interest expense related to the discount. The March 2014 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.

     On April 16, 2014, the Company entered into a convertible promissory note (the "April 2014 Note") in the amount of $300,000, at which time an initial advance of $40,000 was received to cover operational expenses. The lender advanced an additional $55,000 on April 30, 2014, an additional $40,000 on May 16, 2014, an additional $40,000 on June 2, 2014 and an additional $35,000 on June 30, 2014, for a total draw of $210,000. The terms of the April 2014 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.012 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The Company recorded a debt discount of $251,994 related to the conversion feature of the April 2014 Note, along with derivative liabilities. This discount is recognized over 18 months, beginning on the date of each tranche payment. As of September 30, 2014, the Company included $48,006 in interest expense related to the discount. The April 2014 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.

     On September 5, 2014, the Company entered into a convertible promissory note (the "September 2014 Note") in the amount of $250,000, at which time an initial advance of $40,000 was received to cover operational expenses. The lender advanced an additional $10,000 on September 17, 2014, an additional $30,000 on October 1, 2014 and an additional $40,000 on October 16, 2014, for a total draw of $120,000. The terms of the September 2014 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The Company recorded a debt discount of $47,934 related to the conversion feature of the April 2014 Note, along with derivative liabilities. As of September 30, 2014, the Company included $2,066 in interest expense related to the discount. The September 2014 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.

     ASC Topic 815 provides guidance applicable to convertible debt issued by the Company in instances where the number into which the debt can be converted is not fixed. For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $1,600,545 representing the estimated present value of the conversion feature considering the historic volatility of the Company's stock, and a discount of $383,104 representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debt, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.

                          WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2014

     For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:


     Stock price on the valuation dates            $                  0.0153
     Conversion price for the debt                 $         0.004 - 0.00555
     Dividend yield                                                       0%
     Years to maturity                                  2 months - 18 months
     Risk free rate                                            0.13% - 0.36%
     Expected volatility                                   145.49% - 162.05%


     Following is the five year maturity schedule for our convertible notes payable:


        Year ended June 30,  Principle     Discount   Net Book Value
        ------------------- ----------   ----------  ---------------
             2015           $ 100,000    $ (13,303)  $       86,697
             2016           $ 508,000    $(333,733)  $      174,267
             2017           $       -    $       -   $            -
             2018           $       -    $       -   $            -
             2019           $       -    $       -   $            -

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2014 and 2013, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

     We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2014:

                                          Total   (Level 1) (Level 2)  (Level 3)
                                      ----------- --------- --------- ----------

  Assets                              $         - $       - $       - $        -
                                      ----------- --------- --------- ----------
  Total assets measured at fair value $         - $       - $       - $        -
                                      ----------- --------- --------- ----------
  Liabilities

  Derivative liability                  1,600,545         -         -  1,600,545
  Convertible notes, net of discount      260,964         -         -    260,964
                                      ----------- --------- --------- ----------
  Total liabilities measured at
   fair value                         $ 1,861,509 $       - $       - $1,861,509
                                      =========== ========= ========= ==========

                          WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2014

     Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2013:

                                          Total   (Level 1) (Level 2)  (Level 3)
                                      ----------- --------- --------- ----------

  Assets                              $         - $       - $       - $        -
                                      ----------- --------- --------- ----------
  Total assets measured at fair value $         - $       - $       - $        -
                                      ----------- --------- --------- ----------
  Liabilities

  Derivative liability                          -         -         -          -
  Convertible notes, net of discount      161,845         -         -    161,845
                                      ----------- --------- --------- ----------
  Total liabilities measured at
   fair value                         $   161,845 $       - $       - $  161,845
                                      =========== ========= ========= ==========

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

6.   CAPITAL STOCK

     At September 30, 2014 and 2013, the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. On May 23, 2014, the March 2013 Note holder converted $17,000 out of the $100,000 balance along with accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the March 2013 Note holder converted $17,000 of the $83,000 outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. No transactions effecting capital stock were noted during the quarter (or three months) ended September 30, 2014.


7.   STOCK OPTIONS AND WARRANTS

     STOCK OPTIONS
     Our 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "2003 Plan") authorizing the issuance of up to 5,000,000 shares of our common stock pursuant to the grant and exercise of up to 5,000,000 stock options terminated upon the expiration of the remaining options granted under the 2003 Plan on May 24, 2014. In the future, we plan to establish a new management stock option plan pursuant to which stock options may be authorized and granted to our executive officers, directors, employees and key consultants. We expect to authorize up to 10% of our issued and outstanding Common Stock for future issuance under such plan. The Plan has been approved by the holders of our outstanding shares. We believe that stock option awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive's position, his or her performance and responsibilities, and the amount of options, if any, currently held by the officer and their vesting schedule. Our policy prohibits backdating options or granting them retroactively. As of June 30, 2014, no stock options granted under the Plan remain outstanding and the Plan terminated. As of September 30, 2014, 13,000,000 stock options granted outside of the Plan are outstanding.

     The weighted average remaining contractual life of options outstanding as of September 30, 2014 was as follows:

                          WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2014


                                                      Weighted
                                                       Average
                                   Number of          remaining
             Exercise               options          contractual
              prices              outstanding        life (years)
        -------------------    ---------------    ------------------
               $     0.005        12,500,000            4.87
               $     0.004           500,000            7.04
                               ---------------
                                  13,000,000
                               ===============

     A summary of the Company's stock option activity and related information follows:
                                                     Quarter ended
                                                  September 30, 2014
                                            --------------------------------
                                                                Weighted
                                                                 average
                                                                exercise
                                                 Options          price
                                            ----------------- --------------
     Outstanding -beginning of period             13,000,000  $       0.005
     Granted                                               -  $           -
     Exercised                                             -  $           -
     Forfeited                                             -  $       0.005
                                            ----------------- --------------
     Outstanding - end of period                  13,000,000  $       0.005
                                            ================= ==============
     Exercisable at the end of the period          9,252,511  $       0.005
                                            ================= ==============
     Weighted average fair value of
      options granted during the year                         $           -
                                                              ==============

     WARRANTS
     During the quarter ended September 30, 2014, the Company issued no warrants for services. A summary of the Company's warrant activity and related information follows:
                                                  Quarter Ended
                                               September 30, 2014
                                       ----------------------------------
                                                              Weighted
                                                   Weighted    Average
                                                   average    remaining
                                                   exercise  contractual
                                         Warrants    price   life (years)
                                       ----------- --------- ------------
        Outstanding/exercisable -
         beginning of period            28,019,163  $ 0.003
        Granted                                  -        -
        Exercised                                -        -
        Forfeited                                -        -
                                       ----------- --------- ------------
        Outstanding/exercisable -
         end of period                  28,019,163  $ 0.003        1.52
                                       =========== ========= ============

8.   SUBSEQUENT EVENTS

     Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following events:

     On October 1, 2014,  October 16, 2014 and  October  31,  2014,  the Company
     received  advances  in  the  amounts  of  $30,000,   $40,000  and  $40,000,
     respectively, on the September 2014 Note.

     On October 14, 2014,  the March 2013 Note holder  converted  $17,000 of the
     $83,000 outstanding balance of the March 2013 Note, including accrued interest of $2,645, into 4,911,370 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CAUTIONARY STATEMENTS

         This Form 10-Q contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about Warp 9, Inc.'s ("Warp 9," "we," "us," or the "Company") financial condition, results of operations, and business. These statements include, among others:

         o statements concerning the potential for benefits that Warp 9 may experience from its business activities and certain transactions it contemplates or has completed; and

         o statements of Warp 9's expectations, future plans and strategies, anticipated developments, and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

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

                  (j) aspects of the Company's business are not proprietary and in general the Company is subject to inherent competition;

                  (k) further dilution of existing shareholders' ownership in Company;

                  (l) uncollectible accounts and the need to incur expenses to collect amounts owed to the Company; and

                  (m) lack of an Audit Committee and a sufficient number of independent directors.

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

         Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements. The Company cautions you not to place undue reliance on these statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

CURRENT OVERVIEW

         We are a provider of mobile and e-commerce solutions for midsize online sellers in the retail and business to business ("B2B") industries. Our solutions and services are designed to help multi-channel retailers maximize digital commerce revenues by applying our technologies and solutions for mobile e-commerce, desktop e-commerce, e-mail marketing, social media, and other digital avenues. Offered as an outsourced and fully managed Software-as-a-Service ("SaaS") model, our solutions allow customers to focus on their core business, rather than technical implementations and software and hardware architecture, design, and maintenance. We also offer professional services to our clients which include graphic design, store management, new feature development, promotion management, search engine optimization ("SEO"), Social Media management, merchandizing, integration to third party payment processing and fulfillment systems, analytics, custom reporting, and strategic consultation.

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

         A significant portion of the Company's revenues are from monthly recurring fees for mobile and desktop development. During the quarter ended September 30, 2014, these products accounted for approximately 29% of our gross revenue. During the quarter ended September 30, 2014, professional services accounted for approximately 66% of our gross revenue.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2014 and 2013, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

         We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2014:

                                          Total   (Level 1) (Level 2)  (Level 3)
                                      ----------- --------- --------- ----------

  Assets                              $         - $       - $       - $        -
                                      ----------- --------- --------- ----------
  Total assets measured at fair value $         - $       - $       - $        -
                                      ----------- --------- --------- ----------
  Liabilities

  Derivative liability                  1,600,545         -         -  1,600,545
  Convertible notes, net of discount      260,964         -         -    260,964
                                      ----------- --------- --------- ----------
  Total liabilities measured at
   fair value                         $ 1,861,509 $       - $       - $1,861,509
                                      =========== ========= ========= ==========

         Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2013:

                                          Total   (Level 1) (Level 2)  (Level 3)
                                      ----------- --------- --------- ----------

  Assets                              $         - $       - $       - $        -
                                      ----------- --------- --------- ----------
  Total assets measured at fair value $         - $       - $       - $        -
                                      ----------- --------- --------- ----------
  Liabilities

  Derivative liability                          -         -         -          -
  Convertible notes, net of discount      161,845         -         -    161,845
                                      ----------- --------- --------- ----------
  Total liabilities measured at
   fair value                         $   161,845 $       - $       - $  161,845
                                      =========== ========= ========= ==========


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013.

REVENUE

         Total revenue for the three months ended September 30, 2014 decreased by $120,535 to $114,781, compared to $235,316 for the three months ended September 30, 2013. The decrease was primarily due to a decline of our mobile website development revenue during the current period.

COST OF REVENUE

         The cost of revenue for the three months ended September 30, 2014 decreased by $52,649 to $14,037, compared to $66,686 for the three months ended September 30, 2013. The overall decrease was primarily due to a reduction in revenue during the current period.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative ("SG&A") expenses three months ended September 30, 2014 increased $56,804 to $309,723, compared to $252,919 for the three months ended September 30, 2013. The overall increase in SG&A expenses was primarily due to an increase in salary expenses.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the three months ended September 30, 2014 and September 30, 2013 were both zero.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses for the three months ended September 30, 2014 decreased $38,047 to $1,149, compared to $39,196 for the three months ended September 30, 2013. The decrease was due to the Company decommissioning its data center and disposing of the data center equipment in the prior period, some of which had not been fully depreciated.

OTHER INCOME AND EXPENSE

         Total other income (expense) for the three months ended September 30, 2014 increased $712,325 to net other income of $709,580, compared to net other expense of $2,745 for the three months ended September 30, 2013. The increase was primarily due to gain on extinguishment of debt and gain on the changes in derivative liability.

NET INCOME/(LOSS)

         The consolidated net income for the three months ended September 30, 2014 was $492,160, compared to the consolidated net loss of ($134,823) for the three months ended September 30, 2013. The increase in net income for the period was primarily due to non-cash gains on extinguishment of debt and changes in derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($1,864,462) at September 30, 2014 compared to a net working capital deficit of ($2,416,687) at June 30, 2014. The decrease in net working capital deficit at September 30, 2014 was caused by a decrease in derivative liability.

         Cash flow used in operating activities was ($169,150) for the three months ended September 30, 2014, compared to cash flow used in operating activities of ($8,643) for the three months ended September 30, 2013. The increase in cash flow used in operating activities of $160,507 was primarily due to a gain on settlement of debt and a gain on changes in derivative liability, partially offset by an increase in net income.

         Cash flow used in investing activities was ($2,355) for the three months ended September 30, 2014, compared to cash flow used in investment activities of ($1,948) for the three months ended September 30, 2013. The increase in cash flow provided in investing activities of $407 during the current period, was primarily due to the purchase of computer equipment.

         Cash flow provided in financing activities was $140,000 for the three months ended September 30, 2014 as compared to $35,000 for the three months ended September 30, 2013. The increase in cash flow provided in financing activities of $105,000 was due to proceeds received by the Company from a convertible promissory note.

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

         Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

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

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2014 (under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2014.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate. After evaluating the Company's internal controls over financial reporting, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the internal controls over financial reporting are effective as of September 30, 2014.

 CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's three month period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 5.  OTHER INFORMATION
--------------------------

         None.

ITEM 6.  EXHIBITS
-----------------

(a)           Exhibits

   EXHIBIT NO.                                                DESCRIPTION
---------------------    -----------------------------------------------------------------------------------------
      3.1                Articles of Incorporation (1)
      3.2                Bylaws (1)
      4.1                Specimen Certificate for Common Stock (1)
      4.2                Non-Qualified Employee Stock Option Plan (2)
      4.3                Convertible Debenture dated December 28, 2005 (3)
      4.4                Form of $0.08 Warrant (3)
      4.5                Form of $0.10 Warrant (3)
      4.6                Form of $0.12 Warrant (3)
      10.1               First Agreement and Plan of Reorganization between Latinocare Management Corporation, a
                         Nevada corporation, and Warp 9, Inc., a Delaware corporation (4)
      10.2               Second Agreement and Plan of Reorganization between Latinocare Management Corporation, a
                         Nevada corporation, and Warp 9, Inc., a Delaware corporation (5)
      10.3               Exchange Agreement and  Representations for shareholders of Warp 9, Inc.(4)
      10.4               Securities  Purchase  Agreement dated as of March 28, 2005 between Roaming
                         Messenger, Inc.
                         and Wings Fund, Inc.(6)
      10.5               Periodic Equity Investment Agreement dated as of March 28, 2005 between Roaming
                         Messenger, Inc. and Wings Fund, Inc.(6)
      10.6               Registration Rights Agreement dated as of March 28, 2005 between Roaming Messenger, Inc.
                         and Wings Fund, Inc.(6)
      10.7               Securities Purchase Agreement dated December 28, 2005 between the Company and Cornell
                         Capital Partners LLP (3)
      10.8               Investor Registration Rights Agreement dated December 28, 2005 (3)
      10.9               Insider Pledge and Escrow Agreement dated December 28, 2005 by and among the Company,
                         Cornell and David Gonzalez as escrow agent (3)
      10.10              Security Agreement dated December 28, 2005 by and between the Company and Cornell (3)
      10.11              Escrow Agreement Dated December 28, 2005 by and among the Company, Cornell and David
                         Gonzalez, as Escrow Agent (3)
      10.12              Irrevocable Transfer Agent Instructions (3)
      10.13              Exclusive Technology License Agreement, dated September 18, 2006 (8)
      10.14              Subscription Agreement with Zingerang Inc., dated September 18, 2006 (8)
      10.15              Termination of License Agreement with Carbon Sciences, Inc., dated April 2, 2007 (9)
      10.16              Completion of Securities Purchase Agreement dated December 28, 2005 between the Company and Cornell Capital Partners LLP (10)
      21.1               List of Subsidiaries (7)
      31.1               Section 302 Certification
      31.2               Section 302 Certification
      32.1               Section 906 Certification
      32.2               Section 906 Certification
      EX-101.INS         XBRL INSTANCE DOCUMENT*
      EX-101.SCH         XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
      EX-101.CAL         XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
      EX-101.DEF         XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*


      EX-101.LAB         XBRL TAXONOMY EXTENSION LABELS LINKBASE*
      EX-101.PRE         XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*
-------------------

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


                                  WARP 9, INC.
                     --------------------------------------
                                  (Registrant)



Dated: November 12, 2014              By:/s/ Andrew Van Noy
                                         ---------------------------------------
                                         Andrew Van Noy,
                                         Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Andrew Van Noy                                 Dated: November 12, 2014
-----------------------------------------------------
Andrew Van Noy, Chief Executive Officer and President
(Principal Executive Officer)


By: /s/ Gregory Boden                                  Dated: November 12, 2014
-----------------------------------------------------
Gregory Boden, Chief Financial Officer
(Principal Financial/Accounting Officer)