Form 10-Q
period 2014-12-31
WARP 9, INC.
filed 2015-02-13
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

      For quarterly period ended December 31, 2014

                                       or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

        For the Transition period from _______________ to ______________

                         Commission File Number: 0-13215

                                     WARP 9, INC.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                       30-0050402
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

               1933 CLIFF DRIVE, SUITE 11, SANTA BARBARA, CA 93109
       -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 964-3313
       -----------------------------------------------------------------
               Registrant's telephone number, including area code

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

As of February 13, 2015, the number of shares outstanding of the registrant's class of common stock was 105,790,195.

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                             PAGE
                                                                          ------

Item 1.        Consolidated Financial Statements                              3

               Consolidated Balance Sheets as of  December 31, 2014
               (unaudited) and June 30, 2014                                  3

               Consolidated Statements of Operations for the six months
               ended December 31, 2014 and December 31, 2013 (unaudited)      4

               Consolidated Statement of Shareholders' Equity/(Deficit)
               for the six months ended December 31, 2014 (unaudited)         5

               Consolidated Statements of Cash Flows for the six months
               ended December 31, 2014 and December 31, 2013 (unaudited)      6

               Notes to Consolidated Financial Statements (unaudited)         7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           13

Item 3.        Quantitative and Qualitative Disclosures About Market Risk    17

Item 4.        Controls and Procedures                                       17

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                             18

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds   18

Item 3.        Defaults Upon Senior Securities                               18

Item 4.        Mine Safety Disclosures                                       18

Item 5.        Other Information                                             18

Item 6.        Exhibits                                                      18

Signatures                                                                   20

                        PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------

                                             WARP 9, INC. AND SUBSIDIARY
                                             CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)

                                                                               December 31, 2014    June 30, 2014
                                                                               ------------------ -------------------
                                                                                  (unaudited)
                                                        ASSETS
CURRENT ASSETS
     Cash                                                                      $          41,548  $           50,041
     Accounts Receivable, net                                                             42,235             101,393
     Prepaid and Other Current Assets                                                      2,421               5,440
                                                                               ------------------ -------------------
TOTAL CURRENT ASSETS                                                                      86,204             156,874
                                                                               ------------------ -------------------

PROPERTY & EQUIPMENT, at cost
Furniture, Fixtures & Equipment                                                           10,533              10,533
Computer Equipment                                                                        26,337              23,982
Computer Software                                                                          1,904               1,904
                                                                               ------------------ -------------------
                                                                                          38,774              36,419
Less accumulated depreciation                                                            (26,307)            (24,033)
                                                                               ------------------ -------------------
NET PROPERTY AND EQUIPMENT                                                                12,467              12,386
                                                                               ------------------ -------------------

OTHER ASSETS
      Lease Deposit                                                                        5,955               5,955
                                                                               ------------------ -------------------
               TOTAL OTHER ASSETS                                                          5,955               5,955
                                                                               ------------------ -------------------

  TOTAL ASSETS                                                                 $         104,626  $          175,215
                                                                               ================== ===================

                                    LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts Payable                                                               $          64,805  $           69,946
Accrued Expenses                                                                          80,275             134,611
Accrued Interest                                                                               -              11,932
Deferred Income                                                                            1,450               3,300
Convertible Notes Payable, current, net                                                  310,843             140,008
Derivative Liability                                                                   1,608,677           2,169,051
Note Payable, Other                                                                            -              37,867
Customer Deposit                                                                           4,848               6,846
                                                                               ------------------ -------------------
TOTAL CURRENT LIABILITIES                                                              2,070,898           2,573,561
                                                                               ------------------ -------------------

LONG TERM LIABILITIES
Convertible Notes Payable, net                                                            62,847              10,528
Accrued Expenses, long term                                                              220,053             222,153
                                                                               ------------------ -------------------
TOTAL LONG TERM LIABILITIES                                                              282,900             232,681
                                                                               ------------------ -------------------

TOTAL LIABILITIES                                                                      2,353,798           2,806,242
                                                                               ------------------ -------------------

SHAREHOLDERS' EQUITY/(DEFICIT)
Preferred Stock, $0.001 Par Value;
5,000,000 Authorized Shares; no shares issued and outstanding                                  -                   -
Common Stock, $0.001 Par Value;
495,000,000 Authorized Shares;
105,790,195 and 100,878,825 Shares Issued and Outstanding , respectively                 105,790             100,879
Additional Paid In Capital                                                             7,531,499           7,466,090
Accumulated Deficit                                                                   (9,886,461)        (10,197,996)
                                                                               ------------------ -------------------
TOTAL SHAREHOLDERS'  EQUITY/(DEFICIT)                                                 (2,249,172)         (2,631,027)
                                                                               ------------------ -------------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)                         $         104,626  $          175,215
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

                                                  WARP 9, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Unaudited)

                                                             Three Months Ended                     Six Months Ended
                                                     December 31, 2014 December 31, 2013   December 31, 2014 December 31, 2013
                                                     ----------------- -----------------   ----------------- -----------------
REVENUE                                              $        126,203  $        376,179    $        240,983  $        611,495

COST OF SERVICES                                               15,245           101,938              29,282           168,623
                                                     ----------------- -----------------   ----------------- -----------------

GROSS PROFIT                                                  110,958           274,241             211,701           442,872
                                                     ----------------- -----------------   ----------------- -----------------

OPERATING EXPENSES
  Selling, general and administrative expenses                305,270           248,258             614,994           504,299
  Stock option expense                                          5,692             5,825              11,384            11,664
  Depreciation and amortization                                 1,125             1,228               2,274            40,424
                                                     ----------------- -----------------   ----------------- -----------------

TOTAL OPERATING EXPENSES                                      312,087           255,311             628,652           556,387
                                                     ----------------- -----------------   ----------------- -----------------

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES           (201,129)           18,930            (416,951)         (113,515)
                                                     ----------------- -----------------   ----------------- -----------------

OTHER INCOME/(EXPENSE)
   Other income                                                   300                 -                 300             5,000
   Gain on sale of fixed assets                                     -             9,358                   -             9,778
   Gain on extinguishment of debt                               6,945                 -             118,492                 -
   Gain on changes in derivative liability                    145,632                 -             854,138                 -
Interest expense                                             (132,372)           (8,168)           (242,844)          (16,332)
                                                     ----------------- -----------------   ----------------- -----------------

TOTAL OTHER INCOME (EXPENSE)                                   20,505             1,190             730,086            (1,554)
                                                     ----------------- -----------------   ----------------- -----------------

EARNINGS/(LOSS) FROM OPERATIONS BEFORE PROVISION
 FOR TAXES                                                   (180,624)           20,120            (313,135)         (115,069)
                                                     ----------------- -----------------   ----------------- -----------------

PROVISION FOR INCOME TAXES
   Income taxes paid                                                -                 -              (1,600)           (2,753)
                                                     ----------------- -----------------   ----------------- -----------------

PROVISION FOR INCOME TAXES                                          -                 -              (1,600)           (2,753)
                                                     ----------------- -----------------   ----------------- -----------------

NET INCOME/(LOSS)                                    $       (180,624) $         20,120    $        311,535  $       (117,822)
                                                     ================= =================   ================= =================

EARNINGS/(LOSS) PER SHARE
    BASIC                                            $          (0.00) $           0.00    $           0.00  $          (0.00)
                                                     ================= =================   ================= =================
    DILUTED                                          $          (0.00) $           0.00    $           0.00   $         (0.00)
                                                     ================= =================   ================= =================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC                                                 105,790,195        96,135,126         105,790,195        96,135,126
                                                     ================= =================   ================= =================
    DILUTED                                               105,790,195        96,135,126         263,304,224        96,135,126
                                                     ================= =================   ================= =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                 WARP 9, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                                         (Unaudited)

                                                                                     Additional
                                 Preferred Stock             Common Stock             Paid-in     Accumulated
                               Shares       Value        Shares          Value        Capital       Deficit        Total
                             ----------- ----------- --------------- ------------- ------------- ------------- --------------

Balance, June 30, 2014                -  $        -     100,878,825  $    100,879  $   7,466,090 $(10,197,996) $  (2,631,027)

Stock compensation expense
 (unaudited)                          -           -               -             -         11,384            -         11,384

Note conversions (unaudited)          -           -       4,911,370         4,911         54,025            -         58,936

Net Income (unaudited)                -           -               -             -              -      311,535        311,535
                             ----------- ----------- --------------- ------------- ------------- ------------- --------------

Balance, December 31, 2014
 (unaudited)                          -  $        -     105,790,195  $    105,790  $   7,531,499 $ (9,886,461) $  (2,249,172)
                             =========== =========== =============== ============= ============= ============= ==============




























              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    WARP 9, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                       Six Months Ended
                                                             December 31, 2014  December 31, 2013
                                                             ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income/(loss)                                  $         311,535  $        (117,822)
          Adjustment to reconcile net loss to net cash
             (used) by operating activities
          Depreciation and amortization                                  2,274             40,424
          Bad debt expense                                               8,588                  -
          Cost of stock compensation recognized                         11,384             11,664
          Amortization of debt discount                                211,361              5,745
          Gain on sale of fixed assets                                       -             (9,778)
          Gain on settlement of debt                                  (118,492)                 -
          Gain on change in derivative liability                      (854,138)                 -
          Change in assets and liabilities:
          (Increase) Decrease in:
          Accounts receivable                                           50,570             (7,731)
          Prepaid and other assets                                       1,021            (12,819)
          Other assets                                                       -              5,000
          Increase in:
             Accounts payable                                           (5,141)            42,376
             Accrued expenses                                           36,750             13,986
             Deferred income                                            (1,850)                 -
             Other liabilities                                               -             (1,131)
                                                             ------------------ ------------------

      NET CASH (USED) IN OPERATING ACTIVITIES                         (346,138)           (30,086)
                                                             ------------------ ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                            (2,355)            (3,162)
          Proceeds from sale of fixed assets                                 -              9,778
                                                             ------------------ ------------------

      NET CASH (USED)/PROVIDED IN INVESTING ACTIVITIES                  (2,355)             6,616
                                                             ------------------ ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of notes payable                      340,000             35,000
                                                             ------------------ ------------------

      NET CASH  PROVIDED IN FINANCING ACTIVITIES                       340,000             35,000
                                                             ------------------ ------------------

      NET INCREASE/(DECREASE) IN CASH                                   (8,493)            11,530

CASH, BEGINNING OF YEAR                                                 50,041             12,636
                                                             ------------------ ------------------

CASH, END OF PERIOD                                          $          41,548  $          24,166
                                                             ================== ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Interest paid                                          $              44  $               -
                                                             ================== ==================
      Taxes paid                                             $           1,600  $               -
                                                             ================== ==================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2014

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2014.

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

     ACCOUNTS RECEIVABLE
     The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at December 31, 2014 and June 30, 2014 are $4,808 and $24,907 respectively.

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

     Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. The deferred revenue as of December 31, 2014 and June 30, 2014 was $1,450 and $3,300, respectively.

     For the quarter ended, December 31, 2014, monthly recurring fees for mobile and desktop e-commerce development account for 25% of the Company's total revenues, professional services account for 71% and the remaining 4% of total revenues are from resale of third party products and services.

     For the quarter ended, December 31, 2013, monthly recurring fees for mobile and desktop e-commerce development account for 25% of the Company's total revenues, professional services account for 74% and the remaining 1% of total revenues are from resale of third party products and services.

     STOCK-BASED COMPENSATION
     The Company addressed the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The transactions are

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2014

     accounted for using a fair-value-based method and recognized as expenses in our statement of income. There was no material impact on the Company's financial statement of operations.

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the quarter ended December 31, 2014, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2014 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of operations for the quarter ended December
     31, 2014 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the six months ended December 31, 2014 and 2013 was $11,384 and $11,664, respectively.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     Management reviewed accounting pronouncements issued during the three months ended December 31, 2014, and no pronouncements were adopted during the period.

3.   LIQUIDITY AND OPERATIONS

     The Company had net income of $311,535 and net loss of $117,822 for the six months periods ended December 31, 2014 and 2013, respectively, and net cash used in operating activities of $346,138 and $30,086 for the same periods, respectively.

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

     GOING CONCERN
     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through December 31, 2014. It is management's plan to generate additional working capital from increasing sales from its desktop and Warp 9 Mobile service offerings, and then continue to pursue its business plan and purposes.

4.    CONVERTIBLE NOTES PAYABLE

     On March 25, 2013, the Company entered into a convertible promissory note (the "March 2013 Note") in the amount of $100,000, at which time an initial advance of $50,000 was received to cover operational expenses. The lender advanced an additional $20,000 on April 16, 2013, an additional $15,000 on May 1, 2013 and an additional $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The March 2013 Note bears interest at a rate of 10% per year and matures on September 25, 2015. On May 23, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the $83,000 outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. The balance of the March 2013 Note, as of December 31, 2014 is $66,000.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2014

     On May 16, 2013, the Company signed a convertible promissory note (the "May 2013 Note") in the amount of $100,000, at which time an initial advance of $10,000 was received to cover operational expenses. The lender advanced an additional $20,000 on June 3, 2013, an additional $25,000 on July 2, 2013, an additional $10,000 on September 3, 2013 and an additional $35,000 on February 18, 2014, for a total draw of $100,000. The terms of the May 2013 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The Company recognized a discount on the May 2013 Note in the amount of $20,000, due to the beneficial conversion feature. This discount is being recognized over twelve months, beginning on the date of each tranche payment. For the quarter ended December 31, 2014, the Company included $23,669 in interest expense related to the discount. The debt discount related to the conversion feature of the May 2013 Note is fully amortized, as of December 31, 2014. The May 2013 Note bears interest at a rate of 10% per year and matures on November 16, 2015.

     On March 4, 2014, the Company entered into a convertible promissory note (the "March 2014 Note") in the amount of $250,000, at which time an initial advance of $25,000 was received to cover operational expenses. The lender advanced an additional $20,000 on March 17, 2014 and an additional $30,000 on April 2, 2014, for a total draw of $75,000. The terms of the March 2014 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.012 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The Company recorded a debt discount of $46,929 related to the beneficial conversion feature of the March 2014 Note, along with derivative liabilities. This discount is recognized over 18 months, beginning on the date of each tranche payment. For the quarter ended December 31, 2014, the Company included $12,577 in interest expense related to the discount. The March 2014 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.

     On April 16, 2014, the Company entered into a convertible promissory note (the "April 2014 Note") in the amount of $300,000, at which time an initial advance of $40,000 was received to cover operational expenses. The lender advanced an additional $55,000 on April 30, 2014, an additional $40,000 on May 16, 2014, an additional $40,000 on June 2, 2014, an additional $35,000 on June 30, 2014, an additional $40,000 on July 18, 2014, and an additional $50,000 on August 15, 2014, for a total draw of $300,000. The terms of the April 2014 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.012 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The Company recorded a debt discount of $201,669 related to the conversion feature of the April 2014 Note, along with derivative liabilities. This discount is recognized over 18 months, beginning on the date of each tranche payment. For the quarter ended December 31, 2014, the Company included $50,325 in interest expense related to the discount. The April 2014 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.

     On September 5, 2014, the Company entered into a convertible promissory note (the "September 2014 Note") in the amount of $250,000, at which time an initial advance of $40,000 was received to cover operational expenses. The lender advanced an additional $10,000 on September 17, 2014, an additional $30,000 on October 1, 2014, an additional $40,000 on October 16, 2014, an additional $40,000 on October 31, 2014, an additional $40,000 on November 18, 2014 and an additional $50,000 on December 16, 2014, for a total draw of $250,000. The terms of the September 2014 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The Company recorded a debt discount of $220,022 related to the conversion feature of the April 2014 Note, along with derivative liabilities. For the quarter ended December 31, 2014, the Company included $27,912 in interest expense related to the discount. The September 2014 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.

     ASC Topic 815 provides guidance applicable to convertible debt issued by the Company in instances where the number into which the debt can be converted is not fixed. For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $1,608,677 representing the estimated present value of the conversion feature considering the historic volatility of the Company's stock, and a discount of $468,620 representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debt, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2014

     For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

        Stock price on the valuation dates            $                   0.011
        Conversion price for the debt                 $         0.004 - 0.00745
        Dividend yield                                                       0%
        Months to maturity                                 9 months - 18 months
        Risk free rate                                            0.23% - 0.46%
        Expected volatility                                   140.11% - 150.73%

     Following is the five year maturity schedule for our convertible notes payable:

        Year ended June 30,    Principle      Discount   Net Book Value
        ------------------- --------------  -----------  --------------
                 2015       $           -   $         -  $           -
                 2016       $     842,310   $  (468,620) $     373,690
                 2017       $           -   $         -  $           -
                 2018       $           -   $         -  $           -
                 2019       $           -   $         -  $           -

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2014 and 2013, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

     We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2014:

                                        Total     (Level 1) (Level 2)  (Level 3)
                                    ------------- --------- --------- ----------

Assets                              $          -  $       - $       - $        -

                                    ------------- --------- --------- ----------
Total assets measured at fair value $          -  $       - $       - $        -
                                    ------------- --------- --------- ----------

Liabilities

Derivative liability                   1,608,677          -         -  1,608,677
Convertible notes, net of discount       373,690          -         -    373,690
                                    ------------- --------- --------- ----------
Total liabilities measured at
fair value                          $  1,982,367  $       - $       - $1,982,367
                                    ============= ========= ========= ==========

                          WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2014

     Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2013:

                                       Total   (Level 1)   (Level 2)   (Level 3)
                                    ---------- ---------- ----------- ----------

Assets                              $       -  $       -  $        -  $        -

                                    ---------- ---------- ----------- ----------
Total assets measured at fair value $       -  $       -  $        -  $        -
                                    ---------- ---------- ----------- ----------

Liabilities

Derivative liability                        -          -           -           -
Convertible notes, net of discount    168,856          -           -     168,856
                                    ---------- ---------- ----------- ----------
Total liabilities measured at
fair value                          $ 168,856  $       -  $        -  $  168,856
                                    ========== ========== =========== ==========

5.   RELATED PARTIES

     During the quarter ended December 31, 2014, there were no related party transactions.

6.   CAPITAL STOCK

     At December 31, 2014 and 2013, the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. On May 23, 2014, the March 2013 Note holder converted $17,000 out of the $100,000 balance along with accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the March 2013 Note holder converted $17,000 of the $83,000 outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock.


7.   STOCK OPTIONS AND WARRANTS

     STOCK OPTIONS
     Our 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "2003 Plan") authorizing the issuance of up to 5,000,000 shares of our common stock pursuant to the grant and exercise of up to 5,000,000 stock options terminated upon the expiration of the remaining options granted under the 2003 Plan on May 24, 2014. In the future, we plan to establish a new management stock option plan pursuant to which stock options may be authorized and granted to our executive officers, directors, employees and key consultants. We expect to authorize up to 10% of our issued and outstanding Common Stock for future issuance under such plan. We believe that stock option awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive's position, his or her performance and responsibilities, and the amount of options, if any, currently held by the officer and their vesting schedule. Our policy prohibits backdating options or granting them retroactively. As of December 31, 2014, 13,000,000 stock options granted outside of the Plan are outstanding.

     The weighted average remaining contractual life of options outstanding as of December 31, 2014 was as follows:

                                                          Weighted
                                                          Average
                                   Number of             remaining
             Exercise               options             contractual
              prices              outstanding           life (years)
        -------------------    ------------------    ------------------
                   $ 0.005           12,500,000            4.62
                   $ 0.004              500,000            6.79
                               ------------------
                                     13,000,000
                               ==================

                          WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2014

     A summary of the Company's stock option activity and related information follows:
                                                     Quarter ended
                                                   December 31, 2014
                                            --------------------------------
                                                                Weighted
                                                                 average
                                                                exercise
                                                 Options          price
                                            ----------------- --------------
     Outstanding -beginning of period             13,000,000        $ 0.005
     Granted                                               -        $     -
     Exercised                                             -        $     -
     Forfeited                                             -        $     -
                                            ----------------- --------------
     Outstanding - end of period                  13,000,000        $ 0.005
                                            ================= ==============
     Exercisable at the end of the period         10,334,247        $ 0.005
                                            ================= ==============
     Weighted average fair value of
      options granted during the year                               $     -
                                                              ==============

WARRANTS

     During the quarter ended December 31, 2014, the Company issued no warrants for services. A summary of the Company's warrant activity and related information follows:

                                             Quarter Ended
                                           December 31, 2014
                           ---------------------------------------------------
                                                                 Weighted
                                                 Weighted         Average
                                                 average         remaining
                                                 exercise       contractual
                               Warrants           price         life (years)
                           ------------------ --------------- ----------------
Outstanding/exercisable -
 beginning of period              28,019,163      $ 0.003             0.003
Granted                                    -               -
Exercised                                  -               -
Forfeited                                  -               -
                           ------------------ --------------- ----------------
Outstanding/exercisable -
 end of period                    28,019,163      $ 0.003             0.01.27
                           ================== =============== ================


8.   SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

     During the period ended December 31, 2014, we had the following non-cash financing activities:

     o Decreased notes payable by $19,645, increased common stock by $4,911 and additional paid-in capital by $54,025 for common shares as a result of a partial conversion of the March 2013 Note.

9.   SUBSEQUENT EVENTS

     Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following events:

     On January 5, 2015, the Company entered into a convertible promissory note (the "January 2015 Note") in the amount of $250,000, at which time an initial advance of $30,000 was received to cover operational expenses. The lender advanced an additional $45,000 on January 20, 2015, an additional $45,000 on February 2, 2015, for a total draw of $120,000. The terms of the January 2015 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The January 2015 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.

     On February 3, 2015, the Company granted 63,000,000 non-qualified stock options at a strike price of $0.0131. The options vest 1/36th monthly and expire February 3, 2022.

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

     A portion of the  Company's  revenues are from monthly  recurring  fees for mobile and desktop development. During the quarter ended December 31, 2014, these products accounted for approximately 25% of our gross revenue. During the quarter ended December 31, 2014, professional services accounted for approximately 71% of our gross revenue.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2014 and 2013, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

     We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2014:


                                        Total     (Level 1) (Level 2)  (Level 3)
                                    ------------- --------- --------- ----------

Assets                              $          -  $       - $       - $        -

                                    ------------- --------- --------- ----------
Total assets measured at fair value $          -  $       - $       - $        -
                                    ------------- --------- --------- ----------

Liabilities

Derivative liability                   1,608,677          -         -  1,608,677
Convertible notes, net of discount       373,690          -         -    373,690
                                    ------------- --------- --------- ----------
Total liabilities measured at
fair value                          $  1,982,367  $       - $       - $1,982,367
                                    ============= ========= ========= ==========


     Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2013:

                                       Total   (Level 1)   (Level 2)   (Level 3)
                                    ---------- ---------- ----------- ----------

Assets                              $       -  $       -  $        -  $        -

                                    ---------- ---------- ----------- ----------
Total assets measured at fair value $       -  $       -  $        -  $        -
                                    ---------- ---------- ----------- ----------

Liabilities

Derivative liability                        -          -           -           -
Convertible notes, net of discount    168,856          -           -     168,856
                                    ---------- ---------- ----------- ----------
Total liabilities measured at
fair value                          $ 168,856  $       -  $        -  $  168,856
                                    ========== ========== =========== ==========

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2014, COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2013.

REVENUE

     Total revenue for the six months ended December 31, 2014 decreased by $370,976 to $240,983, compared to $611,495 for the six months ended December 31, 2013. The decrease was primarily due to a decline of our mobile website development revenue during the current period. During the prior year, the Company maintained numerous mobile sites for Moovweb, which added significant mobile revenue. However, due to a strategy change at Moovweb, that mobile maintenance work was re-directed to other sources, contributing to the lower current year mobile revenue.

COST OF REVENUE

     The cost of revenue for the six months ended December 31, 2014 decreased by $139,341 to $29,282, compared to $168,623 for the six months ended December 31, 2013. The overall decrease was primarily due to a change in our sourcing for development projects. Outsourced contractor expenses are reported as a cost of revenue and in-house employees are reported in salary expense, a component of selling, general and administrative expenses. During the quarter, the Company primarily used in-house employees to produce mobile and desktop websites, which shifted the expense from cost of revenue to selling, general and administrative.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative ("SG&A") expenses six months ended December 31, 2014 increased $110,695 to $614,994, compared to $504,299 for the six months ended December 31, 2013. The overall increase in SG&A expenses was primarily due sourcing for development projects, as noted above in the explanation of the change in cost of revenue.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the six months ended December 31, 2014 and December 31, 2013 were both zero.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses for the six months ended December 31, 2014 decreased $38,150 to $2,274, compared to $40,424 for the six months ended December 31, 2013. The decrease was due to the Company decommissioning its data center and disposing of the data center equipment in the prior period, some of which had not been fully depreciated.

OTHER INCOME AND EXPENSE

     Total other income (expense) for the six months ended December 31, 2014 increased $731,640 to net other income of $730,086, compared to net other expense of $1,554 for the six months ended December 31, 2013. The increase was primarily due to gain on extinguishment of debt and gain on the changes in derivative liability.

NET INCOME/(LOSS)

     The consolidated net income for the six months ended December 31, 2014 was $311,535, compared to the consolidated net loss of ($117,822) for the six months ended December 31, 2013. The increase in net income for the period was primarily due to non-cash gains on extinguishment of debt and changes in derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($1,984,694) at December 31, 2014 compared to a net working capital deficit of ($2,416,687) at June 30, 2014. The decrease in net working capital deficit at December 31, 2014 was caused by a decrease in derivative liability.

     Cash flow used in operating activities was ($346,138) for the six months ended December 31, 2014, compared to cash flow used in operating activities of ($30,086) for the six months ended December 31, 2013. The increase in cash flow used in operating activities of $316,052 was primarily due to a gain on settlement of debt and a gain on changes in derivative liability, partially offset by an increase in net income.

     Cash flow used in investing activities was ($2,355) for the six months ended December 31, 2014, compared to cash flow provided in investing activities of $6,616 for the six months ended December 31, 2013. The increase in cash flow used in investing activities of $8,971 during the current period, was primarily due to the purchase of computer equipment.

     Cash flow provided in financing activities was $340,000 for the six months ended December 31, 2014 compared to $35,000 for the six months ended December 31, 2013. The increase in cash flow provided in financing activities of $305,000 was due to proceeds received by the Company from a convertible promissory note.

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

     Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2014 (under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2014.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate. After evaluating the Company's internal controls over financial reporting, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the internal controls over financial reporting are effective as of December 31, 2014.

 CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     There have been no changes in the Company's internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     There are no current legal proceedings as of this time.

     The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

     None.

ITEM 4. MINE SAFETY DISCLOSURES
------------------------------

     Not applicable.

ITEM 5. OTHER INFORMATION
-------------------------

     None

ITEM 6. EXHIBITS
----------------

(a)  Exhibits

  EXHIBIT NO.                              DESCRIPTION
----------------    ------------------------------------------------------------
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

10.14               Subscription Agreement with Zingerang Inc., dated September
                    18, 2006 (8)
10.15               Termination of License Agreement with Carbon Sciences, Inc., dated April 2, 2007 (9)
10.16               Completion of Securities Purchase Agreement dated December
                    28, 2005 between the Company and Cornell Capital Partners
                    LLP (10)
10.17               Form of convertible note, dated January 5, 2015
21.1                List of Subsidiaries (7)
31.1                Section 302 Certification
31.2                Section 302 Certification
32.1                Section 906 Certification
32.2                Section 906 Certification
EX-101.INS          XBRL INSTANCE DOCUMENT*
EX-101.SCH          XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL          XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF          XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB          XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE          XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*
----------------
  (1) Incorporated by reference from the exhibits included with the Company's prior Report on Form 10-KSB filed with the Securities and Exchange Commission, dated March 31, 2002.

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


                                  WARP 9, INC.
                           --------------------------
                                  (Registrant)

Dated: February 13, 2015              By:  /s/ Andrew Van Noy
                                           -------------------------------------
                                           Andrew Van Noy,
                                           Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Andrew Van Noy                                  Dated: February 13, 2015
-------------------------------------------------------
Andrew Van Noy, Chief Executive Officer and President
(Principal Executive Officer)


By: /s/ Gregory Boden                                   Dated: February 13, 2015
-------------------------------------------------------
Gregory Boden, Chief Financial Officer
(Principal Financial/Accounting Officer)