Form 10-Q/A
period 2014-12-31
WARP 9, INC.
filed 2015-02-17
CIK 743758

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

                                EXPLANATORY NOTE

Warp 9, Inc., (the "Company"), is filing this Amendment to its Quarterly Report on Form 10-Q/A for the period ended December 31, 2014 filed with the Securities and Exchange Commission on February 14, 2015, for the sole purpose of included
Exhibit 10.18 under Item 6.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

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

10.18               Form of stock option agreement

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


                                  WARP 9, INC.
                           --------------------------
                                  (Registrant)

Dated: February 17, 2015              By:  /s/ Andrew Van Noy
                                           -------------------------------------
                                           Andrew Van Noy,
                                           Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Andrew Van Noy                                  Dated: February 17, 2015
-------------------------------------------------------
Andrew Van Noy, Chief Executive Officer and President
(Principal Executive Officer)


By: /s/ Gregory Boden                                   Dated: February 17, 2015
-------------------------------------------------------
Gregory Boden, Chief Financial Officer
(Principal Financial/Accounting Officer)