Form 10-Q
period 2015-03-31
WARP 9, INC.
filed 2015-05-13
CIK 743758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

      For quarterly period ended March 31, 2015

                                       or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

     For the Transition period from _______________ to ______________

                         Commission File Number: 0-13215

                                  WARP 9, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              NEVADA                                    30-0050402
-----------------------------------         ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


                 1933 CLIFF DRIVE, SUITE 11, SANTA BARBARA, CA 93109
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 964-3313
            --------------------------------------------------------
               Registrant's telephone number, including area code


            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

As of May 13, 2015, the number of shares outstanding of the registrant's class of common stock was 105,790,195.

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                             PAGE
                                                                          ------

Item 1.        Consolidated Financial Statements                              3
               Consolidated Balance Sheets as of  March 31, 2015
                (unaudited) and June 30, 2014                                 3
               Consolidated Statements of Operations for the three and
                nine months ended March 31, 2015 and March 31, 2014           4
                (unaudited)
               Consolidated Statement of Shareholders' Equity/(Deficit)
                for the nine months ended March 31, 2015                      5
                (unaudited)
               Consolidated Statements of Cash Flows for the nine months
                ended March 31, 2015 and March 31, 2014                       6
               (unaudited)
               Notes to Consolidated Financial Statements (unaudited)         7

Item 2.        Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     14

Item 3.        Quantitative and Qualitative Disclosures About Market Risk     18

Item 4.        Controls and Procedures                                        18

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                              19

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds    19

Item 3.        Defaults Upon Senior Securities                                19

Item 4.        Mine Safety Disclosures                                        19

Item 5.        Other Information                                              19

Item 6.        Exhibits                                                       19

Signatures                                                                    22

PART I. - FINANCIAL INFORMATION
-------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                                      WARP 9, INC. AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)

                                                                  March 31, 2015      June 30, 2014
                                                                 ------------------ -------------------
                                                                    (unaudited)
                                                 ASSETS
CURRENT ASSETS
     Cash                                                        $          46,384  $           50,041
     Accounts Receivable, net                                               69,238             101,393
     Prepaid and Other Current Assets                                        6,789               5,440
                                                                 ------------------ -------------------
TOTAL CURRENT ASSETS                                                       122,411             156,874
                                                                 ------------------ -------------------

PROPERTY & EQUIPMENT, at cost
Furniture, Fixtures & Equipment                                             10,533              10,533
Computer Equipment                                                          26,337              23,982
Computer Software                                                            1,904               1,904
                                                                 ------------------ -------------------
                                                                            38,774              36,419
Less accumulated depreciation                                              (27,461)            (24,033)
                                                                 ------------------ -------------------
NET PROPERTY AND EQUIPMENT                                                  11,313              12,386
                                                                 ------------------ -------------------

OTHER ASSETS
      Lease Deposit                                                          5,955               5,955
                                                                 ------------------ -------------------
               TOTAL OTHER ASSETS                                            5,955               5,955
                                                                 ------------------ -------------------

  TOTAL ASSETS                                                   $         139,679  $          175,215
                                                                 ================== ===================

                             LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts Payable                                                 $          62,349   $          69,946
Accrued Expenses                                                            81,238             134,611
Accrued Interest                                                                 -              11,932
Deferred Income                                                              5,850               3,300
Convertible Notes Payable, current, net                                    435,596             140,008
Derivative Liability                                                     2,763,927           2,169,051
Note Payable, Other                                                              -              37,867
Customer Deposit                                                             3,998               6,846
                                                                 ------------------ -------------------
TOTAL CURRENT LIABILITIES                                                3,352,958           2,573,561
                                                                 ------------------ -------------------

LONG TERM LIABILITIES
Convertible Notes Payable, net                                              82,856              10,528
Accrued Expenses, long term                                                219,003             222,153
                                                                 ------------------ -------------------
TOTAL LONG TERM LIABILITIES                                                301,859             232,681
                                                                 ------------------ -------------------

TOTAL LIABILITIES                                                        3,654,817           2,806,242
                                                                 ------------------ -------------------

SHAREHOLDERS' EQUITY/(DEFICIT)
Preferred Stock, $0.001 Par Value;
5,000,000 Authorized Shares; no shares issued and outstanding                    -                   -
Common Stock, $0.001 Par Value;
495,000,000 Authorized Shares;
105,790,195 and 100,878,825 Shares Issued and Outstanding,
 respectively                                                              105,790             100,879
Additional Paid In Capital                                               7,580,302           7,466,090
Accumulated Deficit                                                    (11,201,230)        (10,197,996)
                                                                 ------------------ -------------------
TOTAL SHAREHOLDERS'  EQUITY/(DEFICIT)                                   (3,515,138)         (2,631,027)
                                                                 ------------------ -------------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)           $         139,679  $          175,215
                                                                 ================== ===================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                                                 WARP 9, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)


                                                           Three Months Ended                     Nine Months Ended
                                                    March 31, 2015    March 31, 2014      March 31, 2015     March 31, 2014
                                                   ----------------- ------------------  -----------------  -----------------
REVENUE                                            $        147,651  $         182,039   $        388,634   $        793,534

COST OF SERVICES                                             14,482             28,876             43,764            199,836
                                                   ----------------- ------------------  -----------------  -----------------

GROSS PROFIT                                                133,169            153,163            344,870            593,698
                                                   ----------------- ------------------  -----------------  -----------------

OPERATING EXPENSES
  Selling, general and administrative expenses              317,969            285,497            932,963            787,530
  Stock option expense                                       48,803              5,692             60,187             17,356
  Depreciation and amortization                               1,153              1,250              3,428             41,674
                                                   ----------------- ------------------  -----------------  -----------------

TOTAL OPERATING EXPENSES                                    367,925            292,439            996,578            846,560
                                                   ----------------- ------------------  -----------------  -----------------

LOSS FROM OPERATIONS BEFORE OTHER INCOME/
 (EXPENSE) AND TAXES                                       (234,756)          (139,276)          (651,708)          (252,862)
                                                   ----------------- ------------------  -----------------  -----------------

OTHER INCOME/(EXPENSE)
   Other income                                                   -                347                300              5,693
   Gain on sale of fixed assets                                   -                  -                  -              9,778
   Gain on extinguishment of debt                                 -              1,877            118,492              1,877
   Loss on changes in derivative liability                 (935,250)                 -            (81,112)                 -
Interest expense                                           (144,762)           (10,964)          (387,606)           (27,297)
                                                   ----------------- ------------------  -----------------  -----------------

TOTAL OTHER INCOME (EXPENSE)                             (1,080,012)            (8,740)          (349,926)            (9,949)
                                                   ----------------- ------------------  -----------------  -----------------

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES          (1,314,768)          (148,016)        (1,001,634)          (262,811)
                                                   ----------------- ------------------  -----------------  -----------------

PROVISION FOR INCOME TAXES
   Income taxes paid                                              -             (1,050)            (1,600)            (3,828)
                                                   ----------------- ------------------  -----------------  -----------------

PROVISION FOR INCOME TAXES                                        -             (1,050)            (1,600)            (3,828)
                                                   ----------------- ------------------  -----------------  -----------------

NET LOSS                                           $     (1,314,768) $        (149,066)  $     (1,003,234)  $       (266,639)
                                                   ================= ==================  =================  =================

LOSS PER SHARE
    BASIC                                          $          (0.01) $           (0.00)  $          (0.01)  $          (0.00)
                                                   ================= ==================  =================  =================
    DILUTED                                        $          (0.01) $           (0.00)  $          (0.01)  $          (0.00)
                                                   ================= ==================  =================  =================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC                                               105,790,195         96,135,126        105,790,195         96,135,126
                                                   ================= ==================  =================  =================
    DILUTED                                             324,165,306         96,135,126        263,304,224         96,135,126
                                                   ================= ==================  =================  =================




                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                                                    WARP 9, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                                            (Unaudited)




                                                                                          Additional
                                       Preferred Stock     Common Stock                    Paid-in       Accumulated
                                     Shares       Value       Shares          Value        Capital         Deficit          Total
                                   -------- ----------- -------------- ------------- -------------- --------------- ---------------

Balance, June 30, 2014                   -  $        -    100,878,825  $    100,879  $   7,466,090  $  (10,197,996) $   (2,631,027)

Stock compensation expense
(unaudited)                              -           -              -             -         60,187               -          60,187

Note conversions (unaudited)             -           -      4,911,370         4,911         54,025               -          58,936

Net loss for the nine months
 ended March 31, 2015 (unaudited)        -           -              -             -              -      (1,003,234)     (1,003,234)

                                   -------- ----------- -------------- ------------- -------------- --------------- ---------------

Balance, March 31, 2015 (unaudited)      -  $        -    105,790,195  $    105,790  $   7,580,302  $  (11,201,230) $   (3,515,138)
                                   ======== =========== ============== ============= ============== =============== ===============






















                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   WARP 9, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (Unaudited)



                                                                      Nine Months Ended
                                                              March 31, 2015     March 31, 2014
                                                             ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income/(loss)                                  $      (1,003,234) $        (266,639)
          Adjustment to reconcile net loss to net cash
             (used) by operating activities
          Depreciation and amortization                                  3,428             41,674
          Bad debt expense/(recovery)                                  (20,099)                 -
          Cost of stock compensation recognized                         60,187             17,356
          Amortization of debt discount                                333,549             10,990
          Gain on sale of fixed assets                                       -             (9,778)
          Gain on settlement of debt                                  (118,492)                 -
          Loss on change in derivative liability                        81,112                  -
          Change in assets and liabilities:
          (Increase) Decrease in:
          Accounts receivable                                           52,254             (3,263)
          Prepaid and other assets                                      (4,197)           (15,977)
          Other assets                                                       -              5,000
          Increase in:
             Accounts payable                                           (7,597)            59,896
             Accrued expenses                                           59,237             44,212
             Deferred income                                             2,550              6,350
             Other liabilities                                               -             (1,697)
                                                             ------------------ ------------------

      NET CASH USED IN OPERATING ACTIVITIES                           (561,302)          (111,876)
                                                             ------------------ ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                            (2,355)            (3,494)
          Proceeds from sale of fixed assets                                 -              9,778
                                                             ------------------ ------------------

      NET CASH (USED)/PROVIDED IN INVESTING ACTIVITIES                  (2,355)             6,284
                                                             ------------------ ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of notes payable                      560,000            115,000
                                                             ------------------ ------------------

      NET CASH  PROVIDED IN FINANCING ACTIVITIES                       560,000            115,000
                                                             ------------------ ------------------

      NET INCREASE/(DECREASE) IN CASH                                   (3,657)             9,408

CASH, BEGINNING OF YEAR                                                 50,041             12,636
                                                             ------------------ ------------------

CASH, END OF PERIOD                                          $          46,384  $          22,044
                                                             ================== ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Interest paid                                          $              44  $               -
                                                             ================== ==================
      Taxes paid                                             $           1,600  $               -
                                                             ================== ==================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2015

1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2014.

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

     ACCOUNTS RECEIVABLE
     The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at March 31, 2015 and June 30, 2014 are $4,808 and $24,907 respectively.

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

     Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. The deferred revenue as of March 31, 2015 and June 30, 2014 was $5,850 and $3,300, respectively.

     For the quarter ended, March 31, 2015, monthly recurring fees for mobile and desktop e-commerce development account for 14% of the Company's total revenues, professional services account for 82% and the remaining 4% of total revenues are from resale of third party products and services.

     For the quarter ended, March 31, 2014, monthly recurring fees for mobile and desktop e-commerce development account for 34% of the Company's total revenues, professional services account for 64% and the remaining 2% of total revenues are from resale of third party products and services.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2015

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

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the quarter ended March 31, 2015, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2015 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of operations for the quarter ended March 31, 2015 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the nine months ended March 31, 2015 and 2014 was $60,187 and $17,356, respectively.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     Management reviewed accounting pronouncements issued during the three months ended March 31, 2015, and no pronouncements were adopted during the period.

3.   LIQUIDITY AND OPERATIONS
     ------------------------

     The Company had net losses of $1,003,234 and $266,639 for the nine months periods ended March 31, 2015 and 2014, respectively, and net cash used in operating activities of $561,302 and $111,876 for the same periods, respectively.

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

     GOING CONCERN
     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through March 31, 2015. It is management's plan to generate additional working capital from increasing sales from its desktop and Warp 9 Mobile service offerings, and then continue to pursue its business plan and purposes.

4.   CONVERTIBLE NOTES PAYABLE
     -------------------------

     On March 25, 2013, the Company entered into a convertible promissory note (the "March 2013 Note") in the amount of $100,000, at which time an initial advance of $50,000 was received to cover operational expenses. The lender advanced an additional $20,000 on April 16, 2013, an additional $15,000 on May 1, 2013 and an additional $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The March 2013 Note bears interest at a rate of 10% per year and matures on September 25, 2015. On May 23, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2015

     stock. On October 14, 2014, the lender converted $17,000 of the $83,000 outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. The principal balance of the March 2013 Note, as of March 31, 2015 is $66,000.

     On May 16, 2013, the Company entered into a convertible promissory note (the "May 2013 Note") in the amount of $100,000, at which time an initial advance of $10,000 was received to cover operational expenses. The lender advanced an additional $20,000 on June 3, 2013, an additional $25,000 on July 2, 2013, an additional $10,000 on September 3, 2013 and an additional $35,000 on February 18, 2014, for a total draw of $100,000. The terms of the May 2013 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The Company recognized a discount on the May 2013 Note in the amount of $20,000, due to the beneficial conversion feature. As of March 31, 2015, the discount balance was zero. The May 2013 Note bears interest at a rate of 10% per year and matures on November 16, 2015.

     On March 4, 2014, the Company entered into a convertible promissory note (the "March 2014 Note") in the amount of $250,000, at which time an initial advance of $25,000 was received to cover operational expenses. The lender advanced an additional $20,000 on March 17, 2014 and an additional $30,000 on April 2, 2014, for a total draw of $75,000. The terms of the March 2014 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.012 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The Company recorded a debt discount related to the beneficial conversion feature of the March 2014 Note, along with derivative liabilities. This discount is recognized over 18 months, beginning on the date of each tranche payment. For the quarter ended March 31, 2015, the Company included $12,304 in interest expense related to the discount. As of March 31, 2015, the discount balance was $34,625. The March 2014 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.

     On April 16, 2014, the Company entered into a convertible promissory note (the "April 2014 Note") in the amount of $300,000, at which time an initial advance of $40,000 was received to cover operational expenses. The lender advanced an additional $55,000 on April 30, 2014, an additional $40,000 on May 16, 2014, an additional $40,000 on June 2, 2014, an additional $35,000 on June 30, 2014, an additional $40,000 on July 18, 2014, and an additional $50,000 on August 15, 2014, for a total draw of $300,000. The terms of the April 2014 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.012 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The Company recorded a debt discount related to the conversion feature of the April 2014 Note, along with derivative liabilities. This discount is recognized over 18 months, beginning on the date of each tranche payment. For the quarter ended March 31, 2015, the Company included $49,231 in interest expense related to the discount. As of March 31, 2015, the discount balance was $152,438. The April 2014 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.

     On September 5, 2014, the Company entered into a convertible promissory note (the "September 2014 Note") in the amount of $250,000, at which time an initial advance of $40,000 was received to cover operational expenses. The lender advanced an additional $10,000 on September 17, 2014, an additional $30,000 on October 1, 2014, an additional $40,000 on October 16, 2014, an additional $40,000 on October 31, 2014, an additional $40,000 on November 18, 2014 and an additional $50,000 on December 16, 2014, for a total draw of $250,000. The terms of the September 2014 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The Company recorded a debt discount related to the conversion feature of the April 2014 Note, along with derivative liabilities. For the quarter ended March 31, 2015, the Company included $41,097 in interest expense related to the discount. As of March 31, 2015, the discount balance was $178,924. The September 2014 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.

     On January 5, 2015, the Company entered into a convertible promissory note (the "January 2015 Note") in the amount of $250,000, at which time an initial advance of $30,000 was received to cover operational expenses. The lender advanced an additional $45,000 on January 20, 2015, an additional $45,000 on February 2, 2015, an additional $35,000 on February 16, 2015, an additional $30,000 on March 2, 2015, an additional $30,000 on March 17, 2015, for a total draw of $220,000. The terms of the January 2015 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2015

     time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The Company recorded a debt discount related to the conversion feature of the January 2015 Note, along with derivative liabilities. For the quarter ended March 31, 2015, the Company included $19,555 in interest expense related to the discount. As of March 31, 2015, the discount balance was $200,445. The January 2015 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.

     ASC Topic 815 provides guidance applicable to convertible debt issued by the Company in instances where the number into which the debt can be converted is not fixed. For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $2,763,927 representing the estimated present value of the conversion feature considering the historic volatility of the Company's stock, and a discount of $566,432 representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debt, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.

     For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

     Stock price on the valuation dates            $                   0.015
     Conversion price for the debt                 $          0.004 - 0.0065
     Dividend yield                                                       0%
     Months to maturity                                 6 months - 18 months
     Risk free rate                                            0.22% - 0.49%
     Expected volatility                                   104.69% - 144.55%


     Following is the five year maturity schedule for our convertible notes payable:

      Year ended
       June 30,       Principal            Discount         Net Book Value
     ----------  ------------------   -----------------  ------------------
     2015        $               -    $              -   $                -
     2016        $         861,814    $       (365,987)  $          495,827
     2017        $         223,070    $       (200,445)  $           22,625
     2018        $               -    $              -   $                -
     2019        $               -    $              -   $                -

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2015 and 2014, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2015

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

     We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2015:


                                    Total       (Level 1) (Level 2)   (Level 3)
                                 -------------- --------- --------- ------------

     Assets                      $          -   $      -  $     -   $         -
                                 -------------- --------- --------- ------------
     Total assets measured at
      fair value                 $          -   $      -  $     -   $         -
                                 -------------- --------- --------- ------------

     Liabilities

     Derivative liability            2,763,927         -         -    2,763,927
     Convertible notes,
      net of discount                  518,452         -         -      518,452
                                 -------------- --------- --------- ------------
     Total liabilities measured
      at fair value              $   3,282,379  $      -  $      -  $ 3,282,379
                                 ============== ========= ========= ============


     Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2014:

                                      Total    (Level 1) (Level 2)  (Level 3)
                                    ---------- --------- --------- -----------

Assets                              $       -  $      -  $      -  $         -
                                    ---------- --------- --------- -----------
Total assets measured at
 fair value                         $       -  $      -  $      -  $         -
                                    ---------- --------- --------- -----------

Liabilities

Derivative liability                        -         -          -   2,169,051
Convertible notes, net of discount    150,536         -          -     150,536
                                    ---------- --------- --------- -----------
Total liabilities measured at
 fair value                         $ 150,536  $      -  $       - $ 2,319,587
                                    ========== ========= ========= ===========

5.   RELATED PARTIES
     ---------------

     During the nine months ended March 31, 2015, there were no related party transactions.

6.   CAPITAL STOCK
     -------------

     At March 31, 2015 and 2014, the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

                           WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2015

7.   STOCK OPTIONS AND WARRANTS
     --------------------------

     STOCK OPTIONS
     Our 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "2003 Plan") authorizing the issuance of up to 5,000,000 shares of our common stock pursuant to the grant and exercise of up to 5,000,000 stock options terminated upon the expiration of the remaining options granted under the 2003 Plan on May 24, 2014. In the future, we plan to establish a new management stock option plan pursuant to which stock options may be authorized and granted to our executive officers, directors, employees and key consultants. We expect to authorize up to 10% of our issued and outstanding Common Stock for future issuance under such plan. We believe that stock option awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive's position, his or her performance and responsibilities, and the amount of options, if any, currently held by the officer and their vesting schedule. Our policy prohibits backdating options or granting them retroactively. As of March 31, 2015, 91,000,000 stock options granted outside of the Plan were outstanding.

     The weighted average remaining contractual life of options outstanding as of March 31, 2015 was as follows:

                                                  Weighted
                                                   Average
                            Number of             remaining
          Exercise           options             contractual
           prices          outstanding           life (years)
         -----------    ------------------    ------------------
           $ 0.013             63,000,000           6.85
           $ 0.013             15,000,000           6.98
           $ 0.005             12,500,000           4.37
           $ 0.004                500,000           6.54
                        ------------------
                               91,000,000
                        ==================


     A summary of the Company's stock option activity and related information follows:

                                                        Quarter ended
                                                       March 31, 2015
                                                ----------------------------
                                                                 Weighted
                                                                  average
                                                                 exercise
                                                 Options          price
                                                ----------------------------
     Outstanding -beginning of period             13,000,000   $      0.005
     Granted                                      78,000,000   $      0.013
     Exercised                                             -   $          -
     Forfeited                                             -   $          -
                                                ----------------------------
     Outstanding - end of period                  91,000,000   $      0.012
                                                ============================
     Exercisable at the end of the period         14,765,068   $      0.007
                                                ----------------------------
     Weighted average fair value of
      options granted during the year                          $  1,020,300
                                                               -------------

     WARRANTS

     During the quarter ended March 31, 2015, the Company issued no warrants for
     services.   A  summary  of  the  Company's  warrant  activity  and  related information follows:

                          WARP 9, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2015


                                               Quarter Ended
                                               March 31, 2015
                                 --------------------------------------------
                                                                  Weighted
                                                  Weighted         Average
                                                  average         remaining
                                                  exercise       contractual
                                     Warrants      price         life (years)
                                 --------------- ------------- --------------
      Outstanding/exercisable -
       beginning of period           28,019,163       $ 0.003
      Granted                                 -           $ -
      Exercised                               -           $ -
      Forfeited                               -           $ -
                                 --------------- ------------- --------------
      Outstanding/exercisable -
       end of period                  28,019,163       $ 0.003         1.02
                                 =============== ------------- --------------

8.   SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION
     ------------------------------------------------

     During the period ended March 31, 2015, there were no non-cash financing activities. During the period ended December 31, 2014, we had the following non-cash financing activities:

     o Decreased notes payable by $19,645, increased common stock by $4,911 and additional paid-in capital by $54,025 for common shares as a result of a partial conversion of the March 2013 Note.

9.   SUBSEQUENT EVENTS
     -----------------

     Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following events:

     On April 2, 2015 and April 17, 2015, the Company received advances in the amounts of $20,000 and $10,000, respectively, on the January 2015 Note.

     On May 4, 2015, the Company entered into a convertible promissory note (the "May 2015 Note") in the amount of $250,000, at which time an initial advance of $33,000 was received to cover operational expenses. The terms of the May 2015 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement. The May 2015 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.

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

     A portion of the Company's revenues are from monthly recurring fees for mobile and desktop development. During the quarter ended March 31, 2015, these products accounted for approximately 14% of our gross revenue. During the quarter ended March 31, 2015, professional services accounted for approximately 82% of our gross revenue.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2015 and 2014, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

     We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2015:


                                    Total       (Level 1) (Level 2)   (Level 3)
                                 -------------- --------- --------- ------------

     Assets                      $          -   $      -  $     -   $         -
                                 -------------- --------- --------- ------------
     Total assets measured at
      fair value                 $          -   $      -  $     -   $         -
                                 -------------- --------- --------- ------------

     Liabilities

     Derivative liability            2,763,927         -         -    2,763,927
     Convertible notes,
      net of discount                  518,452         -         -      518,452
                                 -------------- --------- --------- ------------
     Total liabilities measured
      at fair value              $   3,282,379  $      -  $      -  $ 3,282,379
                                 ============== ========= ========= ============

     Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2014:


                                      Total    (Level 1) (Level 2)  (Level 3)
                                    ---------- --------- --------- -----------

Assets                              $       -  $      -  $      -  $         -
                                    ---------- --------- --------- -----------
Total assets measured at
 fair value                         $       -  $      -  $      -  $         -
                                    ---------- --------- --------- -----------

Liabilities

Derivative liability                        -         -          -   2,169,051
Convertible notes, net of discount    150,536         -          -     150,536
                                    ---------- --------- --------- -----------
Total liabilities measured at
 fair value                         $ 150,536  $      -  $       - $ 2,319,587
                                    ========== ========= ========= ===========

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2015, COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2014.

REVENUE

     Total revenue for the nine months ended March 31, 2015 decreased by $404,900 to $388,634, compared to $793,534 for the nine months ended March 31, 2014. The decrease was primarily due to a decline of our mobile website development revenue during the current period. During the prior year, the Company maintained numerous mobile sites for Moovweb, which added significant mobile revenue. However, due to a strategy change at Moovweb, that mobile maintenance work was re-directed to other sources, contributing to the lower current year mobile revenue.

COST OF REVENUE

     The cost of revenue for the nine months ended March 31, 2015 decreased by $156,072 to $43,764, compared to $199,836 for the nine months ended March 31, 2014. The overall decrease was primarily due to a change in our sourcing for development projects. Outsourced contractor expenses are reported as a cost of revenue and in-house employees are reported in salary expense, a component of selling, general and administrative expenses. During the quarter, the Company primarily used in-house employees to produce mobile and desktop websites, which shifted the expense from cost of revenue to selling, general and administrative.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative ("SG&A") expenses for the nine months ended March 31, 2015 increased by $145,433 to $932,963, compared to $787,530 for the nine months ended March 31, 2014. The overall increase in SG&A expenses was primarily due to sourcing for development projects, as noted above in the explanation of the change in cost of revenue.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the nine months ended March 31, 2015 and March 31, 2014 were both zero.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses for the nine months ended March 31, 2015 decreased by $38,246 to $3,428, compared to $41,674 for the nine months ended March 31, 2014. The decrease was due to the Company decommissioning its data center and disposing of the data center equipment in the prior period, some of which had not been fully depreciated.

OTHER INCOME AND EXPENSE

     Total other income (expense) for the nine months ended March 31, 2015 decreased by $339,977 to net other expense of $349,926, compared to net other expense of $9,949 for the nine months ended March 31, 2014. The increase was primarily due to gain on extinguishment of debt and gain on the changes in derivative liability.

NET INCOME/(LOSS)

     The consolidated net loss for the nine months ended March 31, 2015 was ($1,003,234), compared to the consolidated net loss of ($266,639) for the nine months ended March 31, 2014. The increase in net loss for the period was primarily due to a reduction in revenue and increases in the derivative liability and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($3,230,547) at March 31, 2015 compared to a net working capital deficit of ($2,416,687) at June 30, 2014. The increase in net working capital deficit at March 31, 2015 was primarily due to an increase in derivative liability and additional borrowings.

     Cash flow used in operating activities was ($561,302) for the nine months ended March 31, 2015, compared to cash flow used in operating activities of ($111,876) for the nine months ended March 31, 2014. The increase in cash flow used in operating activities of $449,426 was primarily due to a gain on settlement of debt and a decrease in net income, partially offset by loss on change in derivative liability and amortization of debt discount.

     Cash flow used in investing activities was ($2,355) for the nine months ended March 31, 2015, compared to cash flow provided by investing activities of $6,284 for the nine months ended March 31, 2014. The increase in cash flow used in investing activities of $8,639 during the current period, was primarily due to proceeds from the sale of fixed assets in the prior year. No such sale occurred during the current year.

     Cash flow provided by financing activities was $560,000 for the nine months ended March 31, 2015 compared to $115,000 for the nine months ended March 31, 2014. The increase in cash flow provided in financing activities of $445,000 was due to proceeds received by the Company from a convertible promissory note.

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

     Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2015 (under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2015.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate. After evaluating the Company's internal controls over financial reporting, the

Company's Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the internal controls over financial reporting are effective as of March 31, 2015.

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

ITEM 5.  OTHER INFORMATION
--------------------------

     None

ITEM 6.  EXHIBITS
-----------------

     (a)  Exhibits

EXHIBIT NO.                           DESCRIPTION
-----------   ------------------------------------------------------------------
3.1            Articles of Incorporation (1)
3.2            Bylaws (1)
4.1            Specimen Certificate for Common Stock (1)
4.3            Convertible Debenture dated December 28, 2005 (3)
4.4            Form of $0.08 Warrant (3)
4.5            Form of $0.10 Warrant (3)
4.6            Form of $0.12 Warrant (3)
10.1           First Agreement and Plan of Reorganization between
               Latinocare Management Corporation, a Nevada corporation, and
               Warp 9, Inc., a Delaware corporation (4)
10.2           Second Agreement and Plan of Reorganization between
               Latinocare Management Corporation, a Nevada corporation, and
               Warp 9, Inc., a Delaware corporation (5)
10.3 Exchange Agreement and Representations for shareholders of Warp 9, Inc.(4)
10.4           Securities Purchase Agreement dated as of March 28, 2005
               between Roaming Messenger, Inc. and Wings Fund, Inc.(6)
10.5           Periodic Equity Investment Agreement dated as of March 28,
               2005 between Roaming Messenger, Inc. and Wings Fund, Inc.(6)
10.6           Registration Rights Agreement dated as of March 28, 2005
               between Roaming Messenger, Inc. and Wings Fund, Inc.(6)

10.7           Securities Purchase Agreement dated December 28, 2005
               between the Company and Cornell Capital Partners LLP (3)
10.8           Investor Registration Rights Agreement dated December 28,
               2005 (3)
10.9           Insider Pledge and Escrow Agreement dated December 28, 2005 by and among the Company, Cornell and David Gonzalez as
               escrow agent (3)
10.10          Security Agreement dated December 28, 2005 by and between
               the Company and Cornell (3)
10.11          Escrow Agreement Dated December 28, 2005 by and among the
               Company, Cornell and David Gonzalez, as Escrow Agent (3)
10.12          Irrevocable Transfer Agent Instructions (3)
10.13          Exclusive Technology License Agreement, dated September 18,
               2006 (8)
10.14          Subscription Agreement with Zingerang Inc., dated September
               18, 2006 (8)
10.15          Termination of License Agreement with Carbon Sciences, Inc., dated April 2, 2007 (9)
10.16          Completion of Securities Purchase Agreement dated December
               28, 2005 between the Company and Cornell Capital Partners
               LLP (10)
10.17          Form of Convertible Note, dated January 5, 2015 (11)
10.18          Form of Stock Option Agreement (11)
21.1           List of Subsidiaries (7)
31.1           Section 302 Certification
31.2           Section 302 Certification
32.1           Section 906 Certification
32.2           Section 906 Certification
EX-101.INS     XBRL INSTANCE DOCUMENT*
EX-101.SCH     XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL     XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF     XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB     XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE     XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*
-------------

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

(11) Incorporated by reference to exhibits filed with the Company's Current Report on Form 10-Q/A filed with the Securities and Exchange Commission, dated February 17, 2015.

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


                                  WARP 9, INC.
                        -------------------------------
                                  (Registrant)


Dated: May 13, 2015                 By:    /s/ Andrew Van Noy
                                           -------------------------------------
                                           Andrew Van Noy,
                                           Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Andrew Van Noy                                       Dated: May 13, 2015
------------------------------------------------------
Andrew Van Noy, Chief Executive Officer and President
(Principal Executive Officer)


By: /s/ Gregory Boden                                        Dated: May 13, 2015
------------------------------------------------------
Gregory Boden, Chief Financial Officer
(Principal Financial/Accounting Officer)