Form 10-K
period 2015-06-30
CLOUDCOMMERCE, INC.
filed 2015-09-24
CIK 743758

FORM 10-K

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2015

Commission file number 0-13215

CLOUDCOMMERCE, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0050402
(State of Incorporation)	(I.R.S. Employer Identification No.)

1933 Cliff Dr., Suite 11, Santa Barbara, California 93109

(Address of principal executive offices) (Zip Code)

(805) 964-3313

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(B) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

COMMON STOCK	OTC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[_]	No	[x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	[_]	No	[x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[x]	No	[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[x]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $736,000 as of December 31, 2014, the last business day of the registrant's most recently completed second fiscal quarter (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by OTC Bulletin Board).

There were 105,790,195 shares outstanding of the registrant's Common Stock as of September 24, 2015.

PART I

ITEM 1. BUSINESS

Company History

CloudCommerce, Inc. ("CloudCommerce," "we," "us," "our," or the "Company") is a Nevada corporation formerly known as Warp 9, Inc., formerly known as Roaming Messenger, Inc., formerly known as Latinocare Management Corporation ("LMC").  On August 24, 2006, the Company's board of directors and majority shareholders voted to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc. to reflect a new strategic plan of focusing primarily on the business of the Company's wholly owned subsidiary, Warp 9, Inc., a Delaware corporation that is an e-commerce Software-as-a-Service ("SaaS") provider.  On July 9, 2015, the Company's board of directors and majority shareholders voted to change the name of the Company from Warp 9, Inc. to CloudCommerce, Inc. to reflect the Company's new business plan of strategically acquiring profitable CloudCommerce solutions providers with strong management teams.

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

Opportunities for Outsourced e-Commerce

We believe there are advantages to outsourcing mobile and desktop e-commerce development and management that will continue to make solutions like those of CloudCommerce an attractive alternative to building and maintaining this capability in-house.  These advantages include: (i) eliminating the substantial up-front and ongoing costs of computer hardware, network infrastructure and specialized application software and personnel; (ii) reducing the time it takes to get online stores live and productive; (iii) shifting the ongoing technology, financial, regulatory and compliance risks to a proven service provider; (iv) leveraging the expertise of a mobile and desktop e-commerce service provider to accelerate growth of an online business; and (v) allowing businesses to focus on their specific core competencies.

Technology Products

Our three core solutions are mobile e-commerce, desktop e-commerce and managed hosting. We have assembled other complementary services, such as social media management, graphic design, to deliver a fully integrated solution for a successful e-commerce operation.

Mobile e-commerce

Our mobile product offerings are designed and engineered to maximize mobile conversions and sales for our customers.  With over four years of mobile commerce experience working on some of the world's biggest brands, we believe we provide online sellers with the highest level of mobile functionality, performance and ease of use in the industry, allowing customers to focus on their core online businesses, rather than on technical implementations.  Mobile e-commerce is a streamlined mobile solution that allows merchants of any size to have a powerful mobile commerce website in a matter of a few short weeks.

Desktop e-commerce

Our desktop e-commerce solutions are focused on what we believe to be the fastest-growing open-source e-commerce platform in the world, Magento.  CloudCommerce offers full-service Magento implementation, hosting and management solutions for both retailers and B2B wholesalers. We believe our deep Magento and e-commerce experience allows us to drive customer growth through ongoing development and new feature implementation, tracking and support.

E-mail Marketing

CloudCommerce E-mail Marketing ("E-mail Marketing") is a web-based e-mail campaign and list management system designed for high performance and reliability. Our sophisticated technology in E-Mail Marketing allows our clients to send targeted e-mail campaigns that help grow, retain and maximize the lifetime value of their customers. Through content personalization and list segmentation, campaign efforts result in higher response rates, higher conversion rates and improved customer loyalty.

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

Merchandizing and Promotions Design

CloudCommerce and the Magento platform support a wide range of merchandising activities.  On an ongoing basis, we help our clients create effective promotional activities, up-sell, cross-sell as well as promote featured products during any phase of the shopping process.  By doing so, our professional services team continues to work with our clients to deliver targeted offers designed to increase conversion ratios and average order size.  We have also developed an algorithm that can help our clients automate the upsell/cross-sell opportunities.  Additionally, we have created a new advertising feature that allows our clients to easily add graphical elements with interior or exterior links to assist with instantaneous promotion of featured products.

Advanced Reporting and Analytics

CloudCommerce implements solutions that capture a great deal of information about sales and visitor activities in its database.  We provide our clients access to a collection of standard and customizable reports as well as create any report they need for their individual business making decisions.  For example, we can create custom reports to help our clients analyze the average orders size of one design versus another.  This enables our clients to track and analyze sales, products, transactions and customer behavior to further refine their market strategies to increase sales.

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

Revenue Model

CloudCommerce has a variety of revenue-generated models. We charge fixed or variable implementation fees to design, build and launch websites. In addition, we have both month-to-month and annual hosting contracts that provide steady and reliable income. Our professional services are billed at hourly or monthly rates, depending on the customer's needs. We believe this flexibility allows us to attract customers while maximizing profits based on billable hours.

The Company also generates incremental revenue by offering additional products such as E-mail Marketing, professional web production, graphic design, marketing, and other consulting services to support CloudCommerce products and generally to aid in the operations of our customers' e-commerce activities.

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

Revenue Growth

Through our services consultants, we help our clients grow their businesses by applying our technology and experience to (i) increase the acquisition, retention and lifetime value of new customers; (ii) extending their businesses into new geographic markets; and (iii) expanding the visibility and sales of their products through new online sales channels. We have developed substantial expertise in online marketing and merchandising, which we apply to help our clients increase traffic to their online stores, and improve order close ratios, average order sizes and repeat purchases, all of which are designed to generate higher revenues for our clients' businesses and greater revenue for the Company.

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

Sales and Marketing

Our objective is to be the leading Magento mobile commerce provider in the market. To achieve this objective, we intend to enhance, promote and support the idea that CloudCommerce's Magento mobile commerce solutions are the most powerful and affordable options that require the least amount of time to get to market. With over four years of mobile commerce experience working on some of the world's biggest brands, we believe CloudCommerce understands what a successful mobile commerce website is in terms of customer experience, merchant management and growth, and technological implementation.

We currently market our e-commerce solutions directly to existing Magento merchants, merchants looking for an enhanced e-commerce platform, as well as through channel partnerships with other industry leaders. We focus our efforts on generating awareness of the CloudCommerce brand and capabilities and establishing our position as a leader in the Magento mobile and e-commerce space.

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

In addition to our direct sales efforts, trade shows, and referrals, we have established and continue to explore channel partnerships to expand our customer base.  Prospective channel partners include existing Magento development companies, hosting providers, ERP vendors, and e-commerce marketing professionals. With the growing maturity of multi-channel mobile and desktop e-commerce strategies, many of the robust backend systems providers are looking for robust mobile and desktop e-commerce solutions, such as what CloudCommerce provides.

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

Employees

As of September 24, 2015, we had eight full time employees and two part time employees, one of whom is employed in an administrative position, one in a sales and marketing position, and six technical employees in technical product maintenance positions.

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

Trademarks

We have a registered trademark for Warp 9®.

ITEM 2. PROPERTIES

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The Company's common stock trades on the OTCQB Bulletin Board Market under the symbol "WNYN", formerly "WNYN." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

Year Ended June 30, 2015	High	Low

First Quarter ended September 30, 2014	$0.034	$0.011
Second Quarter ended December 31, 2014	$0.017	$0.008
Third Quarter ended March 31, 2015	$0.026	$0.010
Fourth Quarter ended June 30, 2015	$0.017	$0.009

Year Ended June 30, 2014	High	Low

First Quarter ended September 30, 2013	$0.019	$0.010
Second Quarter ended December 31, 2013	$0.020	$0.009
Third Quarter ended March 31, 2014	$0.018	$0.010
Fourth Quarter ended June 30, 2014	$0.034	$0.011

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

The Company is authorized to issue 2,000,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

As of June 30, 2015, there were approximately 2,000 holders of the Company's common stock, not including shares held in "street name" in brokerage accounts, which are unknown.  As of June 30, 2015, there were 105,790,195 shares of common stock outstanding on record.

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Warrants

During the fiscal year ended June 30, 2015, the Company did not issue any warrants to purchase shares of the Company's stock.

Equity Compensation Plan Information

On August 13, 2012, we granted nonqualified stock options to purchase up to 2,500,000, 5,000,000 and 5,000,000 shares of our common stock to Greg Boden, our Chief Financial Officer, Andrew Van Noy, our Chief Executive Officer and Zachary Bartlett, our Vice President of Operations, respectively.  The stock options are exercisable at a price of $0.0053 per share exercisable for a period of seven years from the date of grant in consideration for their services to us.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

On February 3, 2015, we granted nonqualified stock options to purchase up to 30,000,000, 20,000,000, 10,000,000 and 3,000,000 shares of our common stock to Andrew Van Noy, our Chief Executive Officer, Zachary Bartlett, our Vice President of Operations, Greg Boden, our Chief Financial Officer and three employees, respectively.  The stock options are exercisable at a price of $0.0131 per share exercisable for a period of seven years from the date of grant in consideration for their services to us.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

On March 20, 2015, we granted nonqualified stock options to purchase up to 15,000,000 shares of our common stock to Andrew Van Noy, our Chief Executive Officer.  The stock options are exercisable at a price of $0.013 per share exercisable for a period of seven years from the date of grant in consideration for his services to us.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

ITEM 6. SELECTED FINANCIAL DATA.

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Cautionary Statements

This Form 10-K contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about CloudCommerce, Inc.'s ("CloudCommerce," "we," "us," or the "Company") financial condition, results of operations, and business.  These statements include, among others:

  statements concerning the potential for benefits that CloudCommerce may experience from its business activities and certain transactions it contemplates or has completed; and

  statements of CloudCommerce's expectations, future plans and strategies, anticipated developments, and other matters that are not historical facts.  These statements may be made expressly in this Form 10-K.  You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-K.  These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

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

Fair value of financial instruments

                The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of June 30, 2015 and 2014, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

                We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2015:

For the year ended June 30, 2015	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$ -	$ -	$ -	$ -

Total assets measured at fair value	$ -	$ -	$ -	$ -

Liabilities

Derivative liability	1,951,201	-	-	1,951,201
Convertible notes, net of discount	700,884	-	-	700,884
Total liabilities measured at fair value	$ 2,652,085	$ -	$ -	$ 2,652,085

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2014:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$ -	$ -	$ -	$ -

Total assets measured at fair value	$ -	$ -	$ -	$ -

Liabilities

Derivative liability	2,169,051	-	-	2,169,051
Convertible notes, net of discount	150,536	-	-	150,536
Total liabilities measured at fair value	$ 2,319,587	$ -	$ -	$ 2,319,587

Recently Adopted Accounting Pronouncements

Management reviewed accounting pronouncements issued during the year ended June 30, 2015, and did not adopt any new accounting pronouncements.

Results of Operations for the Year Ended June 30, 2015 as Compared to the Year Ended June 30, 2014

REVENUE

Total revenue for the twelve month period ended June 30, 2015 decreased by $367,894 to $598,345, compared to $966,239 in the prior year, a decrease of 38%.  The decrease is primarily due to a reduction in recurring fees for hosting and professional services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative ("SG&A") expenses for the twelve months ended June 30, 2015 decreased by $129,469, or approximately 9% to $1,284,165, compared to $1,413,634 for the twelve month period ended June 30, 2014.  The decrease in SG&A expenses was primarily due to a decrease in the cost of labor to develop websites.

RESEARCH AND DEVELOPMENT

Research and development expenses for the twelve months ended June 30, 2015 and June 30, 2014 were zero.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the twelve months ended June 30, 2015 decreased by $36,674, or approximately 86% to $6,073, compared to $42,747 for the twelve months ended June 30, 2014.  The decrease was due to certain data center fixed assets being disposed during the move to our current location in the prior year.

OTHER INCOME AND EXPENSE

Total other income (expense) for the twelve months ended June 30, 2015 increased by $2,338,560, or approximately 123% to income of $441,369, compared to expense of $1,897,191 for the twelve months ended June 30, 2014.  The increase was primarily due to a gain on the changes in derivative liability and a gain on the extinguishment of debt.

NET (LOSS)

For the twelve months ended June 30, 2015, CloudCommerce's consolidated net loss decreased by $2,009,937, to $404,210, compared to a consolidated net loss of $2,414,147 for the twelve months ended June 30, 2014.  This decrease in net loss is primarily due to a prior year loss on changes in derivative liability.

Liquidity and Capital Resources

As of June 30, 2015 the Company had a cash balance of $19,051, compared to $50,041 as of June 30, 2014.  The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($2,552,692) as of June 30, 2015, compared to a net working capital deficit of ($2,416,687) at June 30, 2014.

Cash flow used by operating activities was $749,635 for the year ended June 30, 2015, compared to $322,638 used for the year ended June 30, 2014. Operating cash flow was negative during the year due to a net operating loss.

Cash flow used by investing activities was $2,355 for the year ended June 30, 2015, compared to cash flow provided of $5,043 in the year ended June 30, 2014. Cash flow used by investing activities during the year ended June 30, 2015 was the result of the purchase of computer equipment.

Cash flow provided by financing activities was $721,000 for the year ended June 30, 2015, compared to $355,000 provided for the year ended June 30, 2014.  The increase is due to additional borrowings during the year.

For the twelve months ended June 30, 2015, the Company's capital needs have primarily been met from cash balances on hand.

While the Company expects that its capital needs in the foreseeable future may be met by cash-on-hand and projected positive cash-flow, there is no assurance that the Company will be able to generate enough positive cash flow or have sufficient capital to finance its growth and business operations, or that such capital will be available on terms that are favorable to the Company or at all.  In the current financial environment, it could become difficult for the Company to obtain equipment leases and other business financing.  There is no assurance that the Company would be able to obtain additional working capital through the private placement of common stock or from any other source.

Off-Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF CLOUDCOMMERCE, INC.

CLOUDCOMMERCE, INC. (FORMERLY WARP 9, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors

CloudCommerce, Inc.

(formerly Warp 9, Inc. )

Santa Barbara, California

We have audited the accompanying consolidated balance sheets of CloudCommerce, Inc. (formerly Warp 9, Inc.) and subsidiary as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CloudCommerce, Inc. (formerly Warp 9, Inc.) and subsidiary as of June 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City Utah

September 24, 2015

CLOUDCOMMERCE, INC. (FORMERLY WARP 9, INC.) AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	June 30, 2014

ASSETS
CURRENT ASSETS
Cash	$ 19,051	$ 50,041
Accounts Receivable, net	138,308	101,393
Prepaid and Other Current Assets	5,048	5,440
TOTAL CURRENT ASSETS	162,407	156,874

PROPERTY & EQUIPMENT, at cost
Furniture, Fixtures & Equipment	10,533	10,533
Computer Equipment	16,941	23,982
Computer Software	1,904	1,904
Leasehold Improvements	-	-
	29,378	36,419
Less accumulated depreciation	(20,710)	(24,033)
NET PROPERTY AND EQUIPMENT	8,668	12,386

OTHER ASSETS
Lease Deposit	5,955	5,955
Internet Domain	20,202	-
TOTAL OTHER ASSETS	26,157	5,955

TOTAL ASSETS	$ 197,232	$ 175,215

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$ 61,866	$ 69,946
Accrued Expenses	70,713	134,611
Accrued Interest on Note Payable, Other	-	11,932
Deferred Income	8,000	3,300
Convertible Notes and Interest Payable, current, net	619,321	140,008
Derivative Liability	1,951,201	2,169,051
Note Payable, Other	-	37,867
Customer Deposit	3,998	6,846
TOTAL CURRENT LIABILITIES	2,715,099	2,573,561

LONG TERM LIABILITIES
Convertible Notes and Interest Payable, net	81,563	10,528
Accrued Expenses, long term	217,953	222,153
TOTAL LONG TERM LIABILITIES	299,516	232,681

TOTAL LIABILITIES	3,014,615	2,806,242

SHAREHOLDERS' EQUITY/(DEFICIT)
Preferred Stock, $0.001 Par Value;
5,000,000 Authorized Shares; no shares issued and outstanding	-	-
Common Stock, $0.001 Par Value;
2,000,000,000 Authorized Shares;
105,790,195 and 100,878,825 Shares Issued and Outstanding , respectively	105,790	100,879
Additional Paid In Capital	7,679,033	7,466,090
Accumulated Deficit	(10,602,206)	(10,197,996)
TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)	(2,817,383)	(2,631,027)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$ 197,232	$ 175,215

The accompanying notes are an integral part of these consolidated financial statements

CLOUDCOMMERCE, INC. (FORMERLY WARP 9, INC.) AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30, 2015	June 30, 2014

REVENUE	598,345	966,239

OPERATING EXPENSES
Selling, general and administrative expenses	1,284,165	1,413,634
Stock option expense	150,610	22,986
Depreciation and amortization	6,073	42,747

TOTAL OPERATING EXPENSES	1,440,848	1,479,367

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(842,503)	(513,128)

OTHER INCOME/(EXPENSE)
Other income	300	15,678
Gain on sale of fixed assets	-	9,778
Gain/(Loss) on extinguishment of debt	118,492	(6,367)
Gain/(Loss) on changes in derivative liability	892,614	(1,869,301)
Interest expense	(570,037)	(46,979)

TOTAL OTHER INCOME (EXPENSE)	441,369	(1,897,191)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(401,134)	(2,410,319)

PROVISION FOR INCOME (TAXES)/BENEFIT
Income taxes paid	(3,076)	(3,828)
Income tax (provision)/benefit	-	-

PROVISION FOR INCOME (TAXES)/BENEFIT	(3,076)	(3,828)

NET LOSS	(404,210)	(2,414,147)

LOSS PER SHARE
BASIC AND DILUTED	$ (0.00)	$ (0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	104,363,874	100,384,960

The accompanying notes are an integral part of these consolidated financial statements

CLOUDCOMMERCE, INC. (FORMERLY WARP 9, INC.) AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance, June 30, 2013	-	$ -	96,135,126	$ 96,135	$ 7,373,623	$ (7,783,849)	$ (314,091)

Stock compensation expense	-	-	-	-	22,986	-	22,986

Note conversion	-	-	4,743,699	4,744	14,231	-	18,975

Net loss	-	-	-	-	-	(2,414,147)	(2,414,147)

Discount on Note	-	-	-	-	55,250	-	55,250

Balance, June 30, 2014	-	-	100,878,825	100,879	7,466,090	(10,197,996)	(2,631,027)

Stock compensation expense	-	-	-	-	150,610	-	150,610

Contributed capital	-	-	-	-	8,308	-	8,308

Note conversion	-	-	4,911,370	4,911	54,025	-	58,936

Net loss	-	-	-	-	-	(404,210)	(404,210)

Balance, June 30, 2015	-	$ -	105,790,195	$ 105,790	$ 7,679,033	$ (10,602,206)	$ (2,817,383)

The accompanying notes are an integral part of these consolidated financial statements

COULDCOMMERCE, INC. (FORMERLY WARP 9, INC.) AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (404,210)	$ (2,414,147)
Adjustment to reconcile net loss to net cash
(used) by operating activities
Depreciation and amortization	6,073	42,747
Bad debt expense	(10,927)	-
Cost of stock compensation recognized	150,610	22,986
Amortization of debt discount	488,681	20,477
Gain on sale of fixed assets	-	(9,778)
(Gain)/loss on settlement of debt	(118,492)	6,367
(Gain)/loss on derivative liability valuation	(892,614)	1,869,301
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(25,988)	(38,506)
Prepaid and other assets	392	(10,052)
Other assets	(20,202)	5,000
Increase (Decrease) in:
Accounts payable	(8,080)	46,770
Accrued expenses	80,422	139,014
Deferred income	4,700	3,300
Other liabilities	-	(6,117)

NET CASH (USED) IN OPERATING ACTIVITIES	(749,635)	(322,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,355)	(4,735)
Proceeds from sale of fixed assets	-	9,778

NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES	(2,355)	5,043

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	721,000	355,000

NET CASH PROVIDED IN FINANCING ACTIVITIES	721,000	355,000

NET INCREASE/(DECREASE) IN CASH	(30,990)	37,405

CASH, BEGINNING OF YEAR	50,041	12,636

CASH, END OF YEAR	$ 19,051	$ 50,041

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$ 44	$ 66
Taxes paid	$ 3,076	$ 3,828

The accompanying notes are an integral part of these consolidated financial statements

CLOUDCOMMERCE, INC. (FORMERLY WARP 9, INC.)AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

1.   ORGANIZATION AND LINE OF BUSINESS

Organization

CloudCommerce, Inc. (the "Company") is a Nevada corporation formerly known as Warp 9, Inc., formerly known as Roaming Messenger, Inc., formerly known as Latinocare Management Corporation ("LMC").  On July 9, 2015, the Company's board of directors and majority shareholders voted to change the name of the Company from Warp 9, Inc. to CloudCommerce, Inc. to reflect a new plan of strategically acquiring profitable CloudCommerce solutions providers with strong management teams. The Company, based in Santa Barbara, California, began operations on October 1, 1999.  The Company is a provider of fully hosted web based e-commerce software products.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through June 30, 2015. It is Management's plan to generate additional working capital from increasing sales from the Company's service offerings, in addition to acquiring profitable service providers.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of CloudCommerce, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

The Consolidated Financial Statements include the Company and its majority-owned subsidiary ("Warp 9, Inc., a Delaware corporation"). All significant inter-company transactions are eliminated in consolidation.

Accounts receivable

The Company extends credit to its customers, who are located nationwide.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers' financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written

CLOUDCOMMERCE, INC. (FORMERLY WARP 9, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 off.  The balance of the allowance account at June 30, 2015 and 2014 are $4,808 and $24,907 respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements.  Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, the estimate of useful lives of property and equipment, intangible assets, the deferred tax valuation allowance, and the fair value of stock options and warrants. Actual results could differ from those estimates.

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

Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved.  The deferred revenue as of June 30, 2015 and 2014 was $8,000 and $3,300, respectively.

For the fiscal year ended, June 30, 2015, monthly recurring fees for mobile and desktop e-commerce development account for 18% of the Company's total revenues, professional services account for 78% and the remaining 4% of total revenues are from the resale of third party products and services.

For the fiscal year ended, June 30, 2014, monthly recurring fees for mobile and desktop e-commerce development account for 19% of the Company's total revenues, professional services account for 79% and the remaining 2% of total revenues are from resale of third party products and services.

Return policy

On all service offerings such as web based e-commerce products there are no returns.  Monthly fees are assessed and revenue is recognized at the end of every month, after service has been provided.  Some higher paying customers may have service level agreements where we guarantee system uptime such as 99.9% of the time per month.  If we fall below the agreed upon level of uptime, we shall credit one day of service fee for each hour our system is down up to a maximum of one monthly fee.  This guarantee only covers downtime as a result of failure in the Company's cloud hosting architecture or gross negligence.   Historically, the Company has not had to issue any material credits for such downtime.

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were zero for the years ended June 30, 2015 and 2014.

CLOUDCOMMERCE, INC. (FORMERLY WARP 9, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $61,157 and $22,137 for the years ended June 30, 2015 and 2014, respectively.

Fair value of financial instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of June 30, 2015 and 2014, the Company's notes payables have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2015:

For the year ended June 30, 2015	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$ -	$ -	$ -	$ -

Total assets measured at fair value	$ -	$ -	$ -	$ -

Liabilities

Derivative liability	1,951,201	-	-	1,951,201
Convertible notes, net of discount	700,884	-	-	700,884
Total liabilities measured at fair value	$ 2,652,085	$ -	$ -	$ 2,652,085

CLOUDCOMMERCE, INC. (FORMERLY WARP 9, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2014:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$ -	$ -	$ -	$ -

Total assets measured at fair value	$ -	$ -	$ -	$ -

Liabilities

Derivative liability	2,169,051	-	-	2,169,051
Convertible notes, net of discount	150,536	-	-	150,536
Total liabilities measured at fair value	$ 2,319,587	$ -	$ -	$ 2,319,587

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $6,073 and $42,747 for the years ended June 30, 2015 and 2014, respectively.

Intangible Assets

The Company owns the rights to certain intangible assets, including domain names related to websites the Company operates.  The rights to such domain names may be renewed annually, indefinitely.  We believe that a domain name is an important component of the success of the Company and the website, and that it is difficult to estimate the useful life of the domain names.  Factors that may effect useful life are, 1) the appeal of the domain to clients or potential clients, 2) industry trends and terminology, 3) the line of business in which the Company operates and 4) the marketability of the domain if the Company were to sell it.  The Company evaluates each domain name individually, to determine whether a useful life is measurable.  If it is determined that the useful life is finite, we will include the amortization of the domain name as a component of depreciation and amortization.  If it is determined that the domain has an indefinite useful life, then we will assess it annually for impairment and for a classification change from indefinite useful life, to a finite useful life being amortized.

Concentrations of Business and Credit Risk

The Company operates in a single industry segment.  The Company markets its services to companies and individuals in many industries and geographic locations.  The Company's operations are subject to rapid technological advancement and intense competition in the SAAS industry. Accounts receivable represent financial instruments with potential credit risk.  The Company typically offers its customers credit terms.  The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral.  In the event of nonpayment, the Company has the ability to terminate services.

Stock-Based Compensation

The Company addressed the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the

CLOUDCOMMERCE, INC. (FORMERLY WARP 9, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The transactions are accounted for using a fair-value-based method and recognized as expenses in our statement of income. There was no material impact on the Company's financial statement of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the year ended June 30, 2015, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2015 based on the grant date fair value estimated.   Stock-based compensation expense recognized in the statement of operations for the year ended June 30, 2015 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the year ended June 30, 2015 and 2014 was $150,610 and $22,986, respectively.

Earnings Per Share

Earnings per Share require the Company to calculate earnings per share based on basic and diluted earnings per share, as defined. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options and warrants to issue common stock were exercised or converted into common stock. For the year ended June 30, 2015, since the Company reported a net loss, the additional diluted shares would have had an anti-dilutive effect.  Therefore, all additional shares that would have been included in the diluted earnings per share calculation were excluded, and the basic and diluted earnings per share numbers are identical.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the twelve months ended June 30, 2015, and no pronouncements were adopted during the period.

3.   CONVERTIBLE NOTES PAYABLE

On March 25, 2013, the Company entered into a convertible promissory note ("the March 2013 Note") in the amount of $100,000, at which time an initial advance of $50,000 was received to cover operational expenses.  The lender advanced an additional $20,000 on April 16, 2013, an additional $15,000 on May 1, 2013 and an additional $15,000 on May 16, 2013, for a total draw of $100,000.  The terms of the March 2013 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement.  The March 2013 Note bears interest at a rate of 10% per year and matures on September 25, 2016.  On May 23, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. The balance of the March 2013 Note, as of June 30, 2015 is $80,468, which includes $14,468 of accrued interest.

CLOUDCOMMERCE, INC. (FORMERLY WARP 9, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

3.   CONVERTIBLE NOTES PAYABLE (Continued)

On May 16, 2013, the Company signed a convertible promissory note ("the May 2013 Note") in the amount of $100,000, at which time an initial advance of $10,000 was received to cover operational expenses.  The lender advanced an additional $20,000 on June 3, 2013, an additional $25,000 on July 2, 2013, an additional $10,000 on September 3, 2013 and an additional $35,000 on February 18, 2014, for a total draw of $100,000.  The terms of the May 2013 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement.  The Company recognized a discount on the May 2013 Note in the amount of $100,000, due to the beneficial conversion feature.  This discount was recognized over twelve months, and has been fully amortized as of June 30, 2015.  For the year ended June 30, 2015, the Company included $54,981 in interest expense related to the discount.  The Company recorded debt discount of $56,000 related to the conversion feature of the May 2013 Note, along with derivative liabilities.  The May 2013 Note bears interest at a rate of 10% per year and matures on November 16, 2014.  The balance of the May 2013 Note, as of June 30, 2015 is $117,845, which includes $17,845 of accrued interest.

On March 4, 2014, the Company entered into a convertible promissory note ("the March 2014 Note") in the amount of $250,000, at which time an initial advance of $25,000 was received to cover operational expenses.  The lender advanced an additional $20,000 on March 17, 2014 and an additional $30,000 on April 2, 2014, for a total draw of $75,000.  The terms of the March 2014 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.012 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement.  The Company recorded a debt discount of $75,000 related to the beneficial conversion feature of the March 2014 Note, along with derivative liabilities.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  For the year ended June 30, 2015, the Company included $52,816 in interest expense related to the discount.  The March 2014 Note bears interest at a rate of 10% per year and matures on September 4, 2016.  The balance of the March 2014 Note, as of June 30, 2015 is $84,615, which includes $9,615 of accrued interest.

On April 16, 2014, the Company entered into a convertible promissory note ("the April 2014 Note") in the amount of $300,000, at which time an initial advance of $40,000 was received to cover operational expenses.  The lender advanced an additional $55,000 on April 30, 2014, an additional $40,000 on May 16, 2014, an additional $40,000 on June 2, 2014, an additional $35,000 on June 30, 2014, an additional $40,000 on July 18, 2014, and an additional $50,000 on August 15, 2014, for a total draw of $300,000.  The terms of the April 2014 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.012 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement.  The Company recorded debt discount of $300,000 related to the conversion feature of the April 2014 Note, along with derivative liabilities.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  For the year ended June 30, 2015, the Company included $197,340 in interest expense related to the discount.  The April 2014 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.  The balance of the April 2014 Note, as of June 30, 2015 is $331,714, which includes $31,714 of accrued interest.

On September 5, 2014, the Company entered into a convertible promissory note ("the September 2014 Note") in the amount of $250,000, at which time an initial advance of $40,000 was received to cover operational expenses.  The lender advanced an additional $10,000 on September 17, 2014, an additional $30,000 on October 1, 2014, an additional $40,000 on October 16, 2014, an additional $40,000 on October 31, 2014, an additional $40,000 on November 18, 2014, and an additional $50,000 on December 16, 2014, for a total draw of $250,000.  The terms of the September 2014 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement.  The Company recorded a debt discount of $250,000 related to the conversion feature of the September 2014 Note, along with derivative liabilities.  This discount is recognized over 18

CLOUDCOMMERCE, INC. (FORMERLY WARP 9, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

3.   CONVERTIBLE NOTES PAYABLE (Continued)

months, beginning on the date of each tranche payment.  For the year ended June 30, 2015, the Company included $112,629 in interest expense related to the discount.  The September 2014 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.  The balance of the September 2014 Note, as of June 30, 2015 is $266,893, which includes $16,893 of accrued interest.

On January 5, 2015, the Company entered into a convertible promissory note ("the January 2015 Note") in the amount of $250,000, at which time an initial advance of $30,000 was received to cover operational expenses.  The lender advanced an additional $45,000 on January 20, 2015, an additional $45,000 on February 2, 2015, an additional $35,000 on February 16, 2015, an additional $35,000 on March 2, 2015, an additional $30,000 on March 17, 2015, an additional $20,000 on April 2, 2015, and an additional $10,000 on April 17, 2015, for a total draw of $250,000.  The terms of the January 2015 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement.  The Company recorded a debt discount of $250,000 related to the conversion feature of the January 2015 Note, along with derivative liabilities.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  For the year ended June 30, 2015, the Company included $61,601 in interest expense related to the discount.  The January 2015 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.  The balance of the January 2015 Note, as of June 30, 2015 is $259,245, which includes $9,245 of accrued interest.

On May 4, 2015, the Company entered into a convertible promissory note ("the May 2015 Note") in the amount of $250,000, at which time an initial advance of $33,000 was received to cover operational expenses.  The lender advanced an additional $43,000 on May 18, 2015, an additional $45,000 on June 2, 2015, and an additional $10,000 on June 17, 2015, for a total draw of $131,000.  The terms of the May 2015 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement.  The Company recorded a debt discount of $131,000 related to the conversion feature of the May 2015 Note, along with derivative liabilities.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  For the year ended June 30, 2015, the Company included $9,314 in interest expense related to the discount.  The May 2015 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.  The balance of the May 2015 Note, as of June 30, 2015 is $132,403, which includes $1,403 of accrued interest.

ASC Topic 815 provides guidance applicable to convertible debt issued by the Company in instances where the number of shares into which the debt can be converted is not fixed.  For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $1,909,333 representing the estimated present value of the conversion feature considering the historic volatility of the Company's stock, and a discount of $572,299 representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debt, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

CLOUDCOMMERCE, INC. (FORMERLY WARP 9, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

3.     CONVERTIBLE NOTES PAYABLE (Continued)

Stock price on the valuation dates	$0.01
Conversion price for the debt	$0.004 - 0.0065
Dividend yield	0%
Months to maturity	12 - 18 months
Risk free rate	0.28% - 0.49%
Expected volatility	82.58% - 144.55%

Following is the five year maturity schedule for our convertible notes payable:

Year ended June 30,	Amount Due
2016	$619,321
2017	$81,563
2018	$-
2019	$-
2020	$-

4.    RELATED PARTIES

During the fiscal year ended June 30, 2012, the Company signed a licensing agreement with PageTransformer, to obtain expertise in the area of mobile app and mobile web development.  This licensing agreement expired on June 30, 2014 and was not renewed.  The two founders of PageTransformer, Andrew Van Noy and Zachary Bartlett, are our current Chief Executive Officer and our current Vice President of Operations, respectively.  Other than the original licensing fee paid to PageTransformer, the Company has not made any subsequent payments to PageTransformer under the licensing agreement.

5.   INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by

GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.  Included in the balances at June 30, 2015 and 2014, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended June 30, 2015 and 2014, the Company did not recognize interest and penalties.

6.   DEFERRED TAX BENEFIT

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets

CLOUDCOMMERCE, INC. (FORMERLY WARP 9, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

6.   DEFERRED TAX BENEFIT (Continued)

will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Deferred tax assets:
NOL carryforward	$ 2,706,600	$ 2,560,300
R&D carryforward	113,100	113,100
Capital loss carryforward	11,000	11,000
Accrued vacation payable	23,600	23,500
Allowance for doubtful accounts	1,900	9,700
Contribution carryforward	200	200
Related party accruals	2,400	-

Deferred tax liabilities:
Depreciation	(17,400)	(2,700)

Valuation allowance	(2,841,400)	(2,715,100)
Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended June 30, 2015 and 2014 due to the following:

	June 30, 2015	June 30, 2014
Book income	$ (143,900)	$ (941,500)
Nondeductible expenses	250,800	747,400
Accrued vacation payable	-	(15,000)
Allowance for bad debt	(7,800)	-
Depreciation	1,700	10,100
Excess loss on disposal over book	-	(15,500)
Contributed services	-	-
R&D credit	-	-
Related party accruals	2,400	(1,000)

Valuation allowance	(103,200)	215,500
Income tax expense	$ -	$ -

At June 30, 2015, the Company had net operating loss carryforwards of approximately $6,940,000, that may be offset against future taxable income from the year 2014 through 2033.  No tax benefit has been reported in the June 30, 2015 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

7.   INTANGIBLE ASSETS

On June 26, 2015, the Company purchased the rights to the domain "CLOUDCOMMERCE.COM", from a private party at a purchase price of $20,000, plus transaction costs of $202, and will be used as the main landing page for the Company.  The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet.  As of June 30, 2015, we have determined that this domain has an indefinite useful life, and

CLOUDCOMMERCE, INC. (FORMERLY WARP 9, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

7.   INTANGIBLE ASSETS (Continued)

as such, is not included in depreciation and amortization expense.  The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

8.  CAPITAL STOCK

On May 23, 2014, the lender converted $17,000 of the March 2013 Note, plus accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the March 2013 Note, plus accrued interest of $2,645 into 4,911,370 shares of common stock.

9.     STOCK OPTIONS AND WARRANTS

Stock Options

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

The Company used the historical industry index to calculate volatility, since the Company's stock history did not represent the expected future volatility of the Company's common stock. The fair value of options granted during the year ended June 30, 2015, was determined using the Black Scholes method with the following assumptions:

Year Ended
6/30/2015
Risk free interest rate	6.00%
Stock volatility factor	171
Weighted average expected option life	7 years
Expected dividend yield	none

A summary of the Company's stock option activity and related information follows:

CLOUDCOMMERCE, INC. (FORMERLY WARP 9, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

9.     STOCK OPTIONS AND WARRANTS (Continued)

	Year ended June 30, 2015		Year ended June 30, 2014
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of year	13,000,000	$ 0.005	13,508,000	$ 0.005
Granted	78,000,000	$ 0.013	-	$ -
Exercised	-	$ -	-	$ -
Forfeited	-	$ -	(508,000)	$ 0.005
Outstanding - end of year	91,000,000	$ 0.012	13,000,000	$ 0.005
Exercisable at the end of year	22,317,237	$ 0.009	8,170,776	$ 0.005
Weighted average fair value of
options granted during the year		$ 1,020,300		$ -

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

The weighted average remaining contractual life of options outstanding, as of June 30, 2015 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$ 0.013	63,000,000	6.60
$ 0.013	15,000,000	6.73
$ 0.053	12,500,000	4.12
$ 0.004	500,000	6.29
	91,000,000

Warrants

During the years ended June 30, 2015 and 2014, the Company issued no warrants for services. A summary of the Company's warrant activity and related information follows:

CLOUDCOMMERCE, INC. (FORMERLY WARP 9, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

9.     STOCK OPTIONS AND WARRANTS (Continued)

	Year End		Year End
	June 30, 2015		June 30, 2014
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of year	28,019,163	$ 0.003	28,019,163	$ 0.003
Granted	-	$ -	-	$ -
Exercised	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -
Outstanding - end of year	28,019,163	$ 0.003	28,019,163	$ 0.003

The weighted average remaining contractual life of warrants outstanding as of June 30, 2015 was as follows:

Weighted
Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$ 0.003	28,019,163	0.77

10.   CONCENTRATIONS

For the year ended June 30, 2015, the Company had two major customers who represented approximately 30% of total revenue.  For the year ended June 30, 2014, the Company had one major customer who represented 37% of total revenue. At June 30, 2015 and 2014, accounts receivable from one and four customers, respectively, represented approximately 54% and 46% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

11.  COMMITMENTS AND CONTINGENCIES

Operating Leases

On August 26, 2013, the Company signed a two year lease commencing on October 1, 2013 for approximately 2,534 square feet of office space at 1933 Cliff Dr., Suite 11, Santa Barbara, California 93109 for approximately $4,308 per month.  The following is a schedule, by years, of future minimum rental payments required under the operating lease.

Years Ending June 30,	Rent Payment
2016	$ 13,107
2017	$ -

Total lease expense for the years ended June 30, 2015 and 2014 was $72,961 and $97,191, respectively.  The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location, to make monthly payments on past due rent totaling  $227,052.  Under the terms of the agreement, the Company will

CLOUDCOMMERCE, INC. (FORMERLY WARP 9, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

11.   COMMITMENTS AND CONTINGENCIES (Continued)

make monthly payments of $350 on a reduced balance of $40,250.  Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802.  As of June 30, 2015, the Company recorded the outstanding balance under this settlement agreement as a long term notes payable, with the current portion of the debt recorded in accrued expenses.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company's business or financial condition.

12.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the year ended June 30, 2015, we had the following non-cash financing activities:

  Decreased notes payable by $19,645, increased common stock by $4,911 and additional paid-in capital by $54,025 for common shares as a result of a partial conversion of the March 2013 Note.  This conversion resulted in a gain on extinguishment of debt of $6,946.

  Decreased notes payable, other by $39,839 and accrued interest of $9,960, and a gain in extinguish of debt of $49,799, due to the settlement of a past due liability..

  Decreased other current liabilities by $61,747 and a gain in extinguish of debt of $61,747, due to the settlement of a past due liability.

  Decreased accrued expenses by $8,308 and selling, general and administrative expenses of $8,308, due to the cancellation of accrued commissions.

During the year ended June 30, 2014, we had the following non-cash financing activities:

  Decreased notes payable by $18,975, increased common stock by $4,744 and additional paid-in capital by $14,231 for common shares as a result of a partial conversion of the March 2013 Note.  This conversion resulted in a loss on extinguishment of debt of $8,244.

  Decreased accounts payable by $1,877 and a gain in extinguish of debt of $1,877, due to the settlement of a past due liability.

13.  SUBSEQUENT EVENTS

      Mnagement has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined that the following subsequent events are reportable.

On July 22, 2015, a majority of the shareholders of the Company adopted a resolution to change the name of the Company from Warp 9, Inc to CloudCommerce, Inc.

On August 19, 2015, the Company entered into a convertible promissory note ("the August 2015 Note") in the amount of $250,000, at which time an initial advance of $3,000 was received to cover operational expenses. The terms of the August 2015 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement.  The August 2015 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.

On August 25, 2015, we granted nonqualified stock options to purchase up to 20,000,000, 10,000,000 and 5,000,000 shares of our common stock to Andrew Van Noy, our Chief Executive Officer, Zachary Bartlett, our Vice President of Operations and Greg Boden, our Chief Financial Officer, respectively.  The stock options are exercisable at a price of $0.015 per share exercisable for a period of seven years from the date of grant in consideration for their services to us.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

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

As of June 30, 2015, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized, and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2015.

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

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework" (2013).  Based on this assessment, management found a material weakness in the calculation and recording of complex debt instruments.  As a result of this finding, as of June 30, 2015, our internal control over financial reporting was not effective based on those criteria.  In order to remediate this material weakness, management will thoroughly review all complex debt instrument calculations and adjustments with a third party expert, prior to recording the adjustments in the general ledger.  There have been no changes in internal control over financial reporting since June 30, 2015, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2015 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists the executive officers and directors of the Company as of June 30, 2015:

Name	Age	Position
Andrew Van Noy	32	Chief Executive Officer, President and Chairman

Gregory Boden	44	Chief Financial Officer, Corporate Secretary, and Director

Zachary Bartlett	34	Vice President of Operations and Director

Andrew Van Noy, age 32, has been a director of the Company since November 17, 2012.  Mr. Van Noy has been the President of the Company since April 24, 2012 and the Chief Executive Officer of the Company since August 13, 2012.  He was the Vice President of Sales and Marketing of the Company from May 1, 2011 to November 17, 2012 and Executive Vice President of the Company from November 17, 2012 to April 24, 2012.  Mr. Van Noy came to the Company with experience in the private equity and investment banking industry, where he served from April 2006 to December 2008 as Director of Velocity of Money, a boutique real estate Private Equity firm, and managed over $300 million of transactions at Morgan Stanley's global banking headquarters in Salt Lake City, Utah.  From January 2009 to April 2011, Mr. Van Noy served as the Vice President of Sales and Marketing for PageTransformer, a company which provided web and software development for iPad, iPhone, and Android devices.

Mr. Van Noy's qualifications:

  Leadership Experience - Mr. Van Noy has held various leadership and executive positions including Executive Vice President, President, and Chief Executive Officer of the Company.

  Industry Experience - Mr. Van Noy helped lead the re-branding and re-structuring of the Company, including the launch of the new platform, Magento.  In addition, Mr. Van Noy led the Company to a strategic partnership with the industry leading mobile commerce technology provider, Moovweb, to offer cutting edge mobile commerce website technology to its customers.

Gregory Boden, age 44, has been a director of the Company since November 17, 2011 and the Corporate Secretary of the Company since February 11, 2013.  On April 24, 2012 Mr. Boden was appointed Chief Financial Officer of the Company.  From June 1, 2011 to March 1, 2012, Mr. Boden served as an independent contractor assisting the Company in accounting and financial reporting matters.  In addition to his position as Chief Financial Officer, Mr. Boden has served since January 1, 2011 as the President of Bountiful Capital, LLC, a Santa Barbara based private equity company.  Prior to joining the Company, from September 2006 to October 2009, Mr. Boden worked in public accounting in the audit practice of KPMG, LLP, after which, from October 2009 to December 2010, he and managed the franchise accounting and cash application departments of Select Staffing, a nationwide staffing company.

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

                Zachary Bartlett, age 33, has been the  Vice President of Operations of the Company since July 2012.  Prior to joining the Company, Mr. Bartlett was the Creative Director of Crowbar Studios, Inc., a graphic design and web development firm founded by Mr. Bartlett in 2008.  From 2004 to 2008, he held the position of Art and Brand consultant at Demon International, a snowboard accessories company.  In 2009, Mr. Bartlett was one of the founders of Page Transformer, Inc., a company that provided web and software development for iPad, iPhone, and Android devices.  Mr. Bartlett received his Bachelor of Fine Arts degree in graphic design from Brigham Young University in 2004.

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

Auditor Independence

HJ Associates & Consultants, LLP ("HJ") has been the Company's principal auditing accountant firm since August 2006.  HJ also provides tax services to the Company.  The Company's Board of Directors has considered whether providing tax services to the Company violates auditor independence policies, and has determined that it does not.

Report of the Audit Committee

In February 2006, the sole member of the Company's Audit Committee resigned from the Board of Directors for personal reasons.  The Company has not reformed the Audit Committee since that time.  Accordingly the Company has not received any reports from an Audit Committee during the fiscal year ended June 30, 2015.  The Company's full Board of Directors is presently performing the functions of an Audit Committee until a new Audit Committee is formed in the future.

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

Compliance with Section 16(A) of Exchange Act

Section 16(a) of the Exchange Act requires the Company's officers and directors, and certain persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC").  Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.  Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended June 30, 2015 have been complied with on a timely basis.

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

The Elements of CloudCommerce's Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise.  None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended June 30, 2015, all executive officer base salary decisions were approved by the board of directors.

Our board of directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, or during the year if needed, and the board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions.

Incentive Compensation Awards

During the year ended June 30, 2015, the Board approved a quarterly incentive bonus to the Chief Executive Officer, calculated as 3% of gross profit, payable approximately 30 days after the end of the quarter.  Throughout the fiscal year, this bonus amounted to $16,413.

Equity Incentive Awards

Our 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "2003 Plan") authorizing the issuance of up to 5,000,000 shares of our common stock pursuant to the grant and exercise of up to 5,000,000 stock options terminated upon the expiration of the remaining options granted under the 2003 Plan on May 24, 2014.   In the future, we plan to establish a new management stock option plan pursuant to which stock options may be authorized and granted to our executive officers, directors, employees and key consultants.  We expect to authorize up to 10% of our issued and outstanding Common Stock for future issuance under such plan.  The Plan has been approved by the holders of our outstanding shares.  We believe that stock option awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders.  The board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive's position, his or her performance and responsibilities, and the amount of options, if any, currently held by the officer and their vesting schedule.  Our policy prohibits backdating options or granting them retroactively.  As of June 30, 2014, no stock options granted under the Plan remain outstanding and the Plan terminated.  As of June 30, 2015, 91,000,000 stock options granted outside of the Plan are outstanding.

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

Separation and Change in Control Arrangements

We do not have any employment agreements with our Named Executive Officers or any other executive officer or employee of the Company.  None of them are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

Executive Officer Compensation

The following summary compensation table sets forth certain information concerning compensation paid to the Company's Chief Executive Officer and its most highly paid executive officers (the "Named Executive Officers") whose total annual salary and bonus for services rendered in all capacities for the fiscal year ended June 30, 2015 was $100,000 or more.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards(1)	All Other Compensation(5)	Total
Andrew Van Noy (2)	2015	$147,417	$16,413	$588,000	-0-	$751,830
Chief Executive Officer, President and Director	2014	$136,200	-0-	-0-	-0-	$136,200
Gregory Boden (3)	2015	$80,400	-0-	$131,000	-0-	$211,400
Chief Financial Officer, Corporate Secretary, and Director	2014	$69,700	-0-	-0-	-0-	$69,700
Zachary Bartlett (4)	2015	$116,400	-0-	$262,000	-0-	$378,400
Vice President of Operations and Director	2014	$112,160	-0-	-0-	-0-	$112,160

(1)     The amounts in this column reflect the grant-date fair value of stock options with respect to the years ended June 30, 2015 and 2014, in accordance with applicable accounting guidance related to stock based compensation.  For a description of the assumptions used in determining the value of the options, see the notes to the consolidated financial statements.

(2)     Mr. Van Noy has been the President of the Company since April 24, 2012 and the Chief Executive Officer of the Company since August 13, 2012.  Mr. Van Noy's base compensation was increased to $132,000 per year beginning on January 1, 2013 and $140,400 per year beginning January 1, 2014.

(3)     Mr. Boden has been the Chief Financial Officer of the Company since April 24, 2012.  Mr. Boden's compensation during the fiscal year ended June 30, 2013 was $60,000 per year.  Mr. Boden's compensation was increased to $80,400 per year, beginning January 1, 2014.

(4)     Mr. Bartlett has been the Vice President of Operations for the Company since July 2012.  As Vice President of Operations his compensation was $96,000 per year until January 1, 2013, when it was raised to $108,000 per year.  Mr. Bartlett's compensation was increased to $116,160 per year on January 1, 2014.

(5)     Mr. Van Noy received a quarterly bonus, calculated as 3% of gross profit, paid approximately 30 days after each quarter.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by the Company's executive officers at June 30, 2015.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Gregory Boden (1)	464,726	35,274	$0.004	October 12, 2021
Chief Financial Officer and	2,399,543	100,457	$0.0053	August 13, 2019
Corporate Secretary	1,342,466	8,657,534	$0.0131	February 3, 2022

Andrew Van Noy (2)	4,799,087	200,913	$0.0053	August 13, 2019
Chief Executive	4,027,397	25,972,603	$0.0131	February 3, 2022
Officer and President	1,397,260	13,602,740	$0.013	March 20, 2022

Zachary Bartlett (3)	4,799,087	200,913	$0.0053	August 13, 2019
Vice President of Operations	2,684,932	17,315,068	$0.0131	February 3, 2022

(1) On October 12, 2011, Mr. Boden received stock options to purchase 500,000 shares of common stock, at an exercise price of $0.004 per share exercisable for a period of ten years from the date of grant.  These stock options vest at a rate of 1/48 per month commencing on the date of grant until all of the options are vested.  On August 13, 2012, Mr. Boden received stock options to purchase 2,500,000 shares of common stock, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On February 3, 2015, Mr. Boden received stock options to purchase 10,000,000 shares of common stock, at an exercise price of $0.0131 per share exercisable for a period of seven years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

(2) On August 13, 2012, Mr. Van Noy received stock options to purchase 5,000,000 shares of common stock, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.  On February 3, 2015, Mr. Van Noy received stock options to purchase 30,000,000 shares of common stock, at an exercise price of $0.0131 per share exercisable for a period of seven years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On March 20, 2015, Mr. Van Noy received stock options to purchase 15,000,000 shares of common stock, at an exercise price of $0.013 per share exercisable for a period of seven years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

(3) On August 13, 2012, Mr. Bartlett received stock options to purchase 5,000,000 shares of common stock, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On February 3, 2015, Mr. Bartlett received stock options to purchase 20,000,000 shares of common stock, at an exercise price of $0.0131 per share exercisable for a period of seven years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

Option Exercises and Stock Vested

None of the Company's executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended June 30, 2015.

Director Compensation

The Company's directors did not receive any compensation for their services rendered to the Company as directors during the fiscal years ended June 30, 2015 and June 30, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of CloudCommerce at September 24, 2015.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of September 26, 2014 are deemed outstanding even if they have not actually been exercised.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 100,878,825 outstanding shares of common stock.  Except as otherwise listed below, the address of each person is c/o CloudCommerce, Inc., 1933 Cliff Drive, Suite 11, Santa Barbara, California 93109.  Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership

Gregory Boden Director, Chief Financial Officer, and Corporate Secretary (2)	4,258,817	4.0%

Andrew VanNoy Chairman, Chief Executive Officer, and President (3)	10,223,744	9.7%

Zachary Bartlett Director and Vice President of Operations (4)	31,412,670	29.7%

All current Executive Officers as a Group	45,895,232	43.4%

Thunder Innovations, LLC 297 Kingsbury Grade, #100, Box 4470 Stateline, NV 89449	14,893,905	14.1%

(1)  Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2)  Includes 4,206,735 shares which may be purchased by Mr. Boden pursuant to stock options that are exercisable within 60 days of June 30, 2015.

(3)  Includes 10,223,744 shares which may be purchased by Mr. Van Noy pursuant to stock options that are exercisable within 60 days of June 30, 2015.

(4)  Includes 7,484,018 shares which may be purchased by Mr. Bartlett pursuant to stock options that are exercisable within 60 days of June 30, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

HJ Associates & Consultants, LLP ("HJ") has been the Company's principal auditing accountant firm since August 2006.  HJ also provides tax services to the Company.  The Company's Board of Directors has considered whether providing tax services to the Company violates auditor independence policies, and has determined that it does not.

Audit Fees

An aggregate of $31,500 was billed by our auditors for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2015, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2014, December 31, 2014, and March 31, 2015.

An aggregate of $29,500 was billed by our auditors for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2014, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2013, December 31, 2013, and March 31, 2014.

Tax Fees

Our auditors billed the Company $1,069 for tax preparation services during the fiscal year ended June 30, 2015.

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

Dated: September 24, 2015

CLOUDCOMMERCE, INC.

By:      /s/ Andrew Van Noy

--------------------------------------------------------

Andrew Van Noy,

Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Andrew Van Noy                                                                    Dated: September 24, 2015

--------------------------------------

Andrew Van Noy,

Chief Executive Officer, President

(Principal Executive Officer)

By:  /s/ Gregory Boden                                                                       Dated: September 24, 2015

--------------------------------------

Gregory Boden, Chief Financial Officer

(Principal Financial/Accounting Officer)