Form 10-Q
period 2015-09-30
CLOUDCOMMERCE, INC.
filed 2015-11-13
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2015

or

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number:	0-13215

CLOUDCOMMERCE, INC.
(Exact name of registrant as specified in its charter)

NEVADA	30-0050402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1933 Cliff Drive, Suite 11, Santa Barbara, CA 93109
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

As of November 13, 2015, the number of shares outstanding of the registrant's class of common stock was 105,790,195.

PART I. - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	June 30, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 28,075	$ 19,051
Accounts Receivable, net	111,726	138,308
Prepaid and Other Current Assets	3,334	5,048
TOTAL CURRENT ASSETS	143,135	162,407

PROPERTY & EQUIPMENT, at cost
Furniture, Fixtures & Equipment	10,533	10,533
Computer Equipment	16,941	16,941
Computer Software	1,904	1,904
	29,378	29,378
Less accumulated depreciation	(21,447)	(20,710)
NET PROPERTY AND EQUIPMENT	7,931	8,668

OTHER ASSETS
Lease Deposit	5,955	5,955
Internet Domain	20,202	20,202
Intangible Assets	10,000	-
TOTAL OTHER ASSETS	36,157	26,157

TOTAL ASSETS	$ 187,223	$ 197,232

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$ 147,746	$ 61,866
Accrued Expenses	72,987	70,713
Deferred Income	-	8,000
Convertible Notes and Interest Payable, current, net	654,960	619,321
Derivative Liability	6,311,091	1,951,201
Customer Deposit	3,998	3,998
TOTAL CURRENT LIABILITIES	7,190,782	2,715,099

LONG TERM LIABILITIES
Convertible Notes and Interest Payable, net	246,305	81,563
Accrued Expenses, long term	216,903	217,953
TOTAL LONG TERM LIABILITIES	463,208	299,516

TOTAL LIABILITIES	7,653,990	3,014,615

SHAREHOLDERS' EQUITY/(DEFICIT)
Preferred Stock, $0.001 Par Value;
5,000,000 Authorized Shares; no shares issued and outstanding	-	-
Common Stock, $0.001 Par Value;
2,000,000,000 Authorized Shares;
105,790,195 Shares Issued and Outstanding	105,790	105,790
Additional Paid In Capital	7,784,326	7,679,033
Accumulated Deficit	(15,356,883)	(10,602,206)
TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)	(7,466,767)	(2,817,383)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$ 187,223	$ 197,232

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarters Ended
	September 30, 2015	September 30, 2014

REVENUE	113,559	114,781

OPERATING EXPENSES
Selling, general and administrative expenses	394,934	323,760
Stock option expense	105,293	5,692
Depreciation and amortization	737	1,149

TOTAL OPERATING EXPENSES	500,964	330,601

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(387,405)	(215,820)

OTHER INCOME/(EXPENSE)
Gain/(Loss) on extinguishment of debt	-	111,546
Gain/(Loss) on changes in derivative liability	(4,166,890)	708,506
Interest expense	(200,382)	(110,472)

TOTAL OTHER INCOME (EXPENSE)	(4,367,272)	709,580

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR TAXES	(4,754,677)	493,760

PROVISION FOR INCOME (TAXES)/BENEFIT
Income taxes paid	-	(1,600)
Income tax (provision)/benefit	-	-

PROVISION FOR INCOME (TAXES)/BENEFIT	-	(1,600)

NET INCOME/(LOSS)	(4,754,677)	492,160

INCOME/(LOSS) PER SHARE
BASIC AND DILUTED	$ (0.04)	$ 0.00

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	105,790,195	100,878,825
DILUTED	105,790,195	261,216,811

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance, June 30, 2015	-	$ -	105,790,195	$ 105,790	$ 7,679,033	$ (10,602,206)	$ (2,817,383)

Stock compensation expense	-	-	-	-	105,293	-	105,293

Net loss	-	-	-	-	-	(4,754,677)	(4,754,677)

Balance, September 30, 2015	-	$ -	105,790,195	$ 105,790	$ 7,784,326	$ (15,356,883)	$ (7,466,767)

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Quarters Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$ (4,754,677)	$ 492,160
Adjustment to reconcile net income/(loss) to net cash
(used) by operating activities
Depreciation and amortization	737	1,149
Bad debt expense	(3,307)	3,781
Cost of stock compensation recognized	105,293	5,692
Amortization of debt discount	168,136	96,877
(Gain)/loss on settlement of debt	-	(111,546)
(Gain)/loss on derivative liability valuation	4,166,890	(708,506)
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	29,889	14,290
Prepaid and other assets	1,714	1,642
Increase (Decrease) in:
Accounts payable	85,880	4,516
Accrued expenses	33,469	15,199
Deferred income	(8,000)	15,596
Other liabilities	-	-

NET CASH (USED) IN OPERATING ACTIVITIES	(173,976)	(169,150)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,355)
Purchase of intangible assets (see Note 6)	(10,000)	-

NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES	(10,000)	(2,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	193,000	140,000

NET CASH PROVIDED IN FINANCING ACTIVITIES	193,000	140,000

NET INCREASE/(DECREASE) IN CASH	9,024	(31,505)

CASH, BEGINNING OF YEAR	19,051	50,041

CASH, END OF PERIOD	$ 28,075	$ 18,536

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$ -	$ 44
Taxes paid	$ -	$ 1,600

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2015

1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2015.

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

Accounts Receivable

The Company extends credit to its customers, who are located nationwide.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers' financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balance of the allowance account at September 30, 2015 and June 30, 2015 are $1,500 and $4,808 respectively.

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

Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved.  The deferred revenue as of September 30, 2015 and June 30, 2015 was $0 and $8,000, respectively.

For the quarter ended, September 30, 2015, monthly recurring fees for mobile and desktop e-commerce development account for 19% of the Company's total revenues, professional services account for 78% and the remaining 2% of total revenues are from resale of third party products and services.

For the quarter ended, September 30, 2014, monthly recurring fees for mobile and desktop e-commerce development account for 29% of the Company's total revenues, professional services account for 66% and the remaining 5% of total revenues are from resale of third party products and services.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2015

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the quarter ended September 30, 2015, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2015 based on the grant date fair value estimated.   Stock-based compensation expense recognized in the statement of operations for the quarter ended September 30, 2015 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the three months ended September 30, 2015 and 2014 was $105,293 and $5,692, respectively.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2015, and no pronouncements were adopted during the period.  The Company notes that the following accounting pronouncement was issued, but was not adopted:

Accounting Standards Update 2015-16 - This pronouncement relates to a company that has reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized.  Based on the nature of this pronouncement and the types of acquisitions the Company is likely to attract, it is not likely that this pronouncement will be adopted or have an effect on the financial statements.

3.    LIQUIDITY AND OPERATIONS

The Company had net loss of $4,754,677 for the quarter ended September 30, 2015 and net income of $492,160 for the quarter ended September 30, 2014, and net cash used in operating activities of $173,976 and $169,150 for the same periods, respectively.

While the Company expects that its capital needs in the foreseeable future may be met by cash-on-hand and projected positive cash-flow, there is no assurance that the Company will be able to generate enough positive cash flow or have sufficient capital to finance its growth and business operations, or that such capital will be available on terms that are favorable to the Company or at all.  In the current financial environment, it could become difficult for the Company to obtain equipment leases and other business financing.  There is no assurance that CloudCommerce would be able to obtain additional working capital through the private placement of common stock or from any other source.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through September 30, 2015. It is management's plan to generate additional working capital from increasing sales from its desktop and mobile service offerings, and then continue to pursue its business plan and purposes.

4.    CONVERTIBLE NOTES PAYABLE

On March 25, 2013, the Company entered into a convertible promissory note ("the March 2013 Note") in the amount of $100,000, at which time an initial advance of $50,000 was received to cover operational expenses.  The lender advanced an additional $20,000 on April 16, 2013, an additional $15,000 on May 1, 2013 and an additional $15,000 on May 16, 2013, for a total draw of $100,000.  The terms of the March 2013 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement.  The March 2013 Note bears interest at a rate of 10% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche. On May 23, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. The balance of the March 2013 Note, as of September 30, 2015 is $82,131, which includes $16,131 of accrued interest.

On May 16, 2013, the Company signed a convertible promissory note ("the May 2013 Note") in the amount of $100,000, at which time an initial advance of $10,000 was received to cover operational expenses.  The lender advanced an additional $20,000 on June 3, 2013, an additional $25,000 on July 2, 2013, an additional $10,000 on September 3, 2013 and an additional $35,000 on February 18, 2014, for a total draw of $100,000.  The terms of the May 2013 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement.  The Company recognized a discount on the May 2013 Note in the amount of $100,000, due to the beneficial conversion feature.  This discount was recognized over twelve months, and has been fully amortized as of September 30, 2015.  The May 2013 Note bears interest at a rate of 10% per year and matures on November 16, 2016.  The balance of the May 2013 Note, as of September 30, 2015 is $120,366, which includes $20,366 of accrued interest.

On March 4, 2014, the Company entered into a convertible promissory note ("the March 2014 Note") in the amount of $250,000, at which time an initial advance of $25,000 was received to cover operational expenses.  The lender advanced an additional $20,000 on March 17, 2014 and an additional $30,000 on April 2, 2014, for a total draw of $75,000.  The terms of the March 2014 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.012 per share, or (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement.  The Company recorded a debt discount of $75,000 related to the beneficial conversion feature of the March 2014 Note, along with derivative liabilities.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  For the quarter ended September 30, 2015, the Company included $6,063 in interest expense related to the discount.  As of September 30, 2015, the portion of the discount that has not been amortized is $28,247.  The March 2014 Note bears interest at a rate of 10% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche.  The balance of the March 2014 Note, as of September 30, 2015 is $86,505, which includes $11,505 of accrued interest.

On April 16, 2014, the Company entered into a convertible promissory note ("the April 2014 Note") in the amount of $300,000, at which time an initial advance of $40,000 was received to cover operational expenses.  The lender advanced an additional $55,000 on April 30, 2014, an additional $40,000 on May 16, 2014, an additional $40,000 on June 2, 2014, an additional $35,000 on June 30, 2014, an additional $40,000 on July 18, 2014, and an additional $50,000 on August 15, 2014, for a total draw of $300,000.  The terms of the April 2014 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.012 per share, (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement, or (c) the lowest price per share offered to any person or entity after the effective date.  The Company recorded debt discount of $300,000 related to the conversion feature of the April 2014 Note, along with derivative liabilities.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  For the quarter ended September 30, 2015, the Company included $50,325 in interest expense related to the discount.  As of September 30, 2015, the portion of the discount that has not been amortized is $52,334.  The April 2014 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.  The balance of the April 2014 Note, as of September 30, 2015 is $339,275, which includes $39,275 of accrued interest.

On September 5, 2014, the Company entered into a convertible promissory note ("the September 2014 Note") in the amount of $250,000, at which time an initial advance of $40,000 was received to cover operational expenses.  The lender advanced an additional $10,000 on September 17, 2014, an additional $30,000 on October 1, 2014, an additional $40,000 on October 16, 2014, an additional $40,000 on October 31, 2014, an additional $40,000 on November 18, 2014, and an additional $50,000 on December 16, 2014, for a total draw of $250,000.  The terms of the September 2014 Note allow the lender to

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2015

4.    CONVERTIBLE NOTES PAYABLE (continued)

convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement, or (c) the lowest price per share offered to any person or entity after the effective date.  The Company recorded a debt discount of $250,000 related to the conversion feature of the September 2014 Note, along with derivative liabilities.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  For the quarter ended September 30, 2015, the Company included $42,011 in interest expense related to the discount.  As of September 30, 2015, the portion of the discount that has not been amortized is $95,360.  The September 2014 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.  The balance of the September 2014 Note, as of September 30, 2015 is $273,195, which includes $23,195 of accrued interest.

On January 5, 2015, the Company entered into a convertible promissory note ("the January 2015 Note") in the amount of $250,000, at which time an initial advance of $30,000 was received to cover operational expenses.  The lender advanced an additional $45,000 on January 20, 2015, an additional $45,000 on February 2, 2015, an additional $35,000 on February 16, 2015, an additional $35,000 on March 2, 2015, an additional $30,000 on March 17, 2015, an additional $20,000 on April 2, 2015, and an additional $10,000 on April 17, 2015, for a total draw of $250,000.  The terms of the January 2015 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement, or (c) the lowest price per share offered to any person or entity after the effective date.  The Company recorded a debt discount of $250,000 related to the conversion feature of the January 2015 Note, along with derivative liabilities.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  For the quarter ended September 30, 2015, the Company included $103,570 in interest expense related to the discount.  As of September 30, 2015, the portion of the discount that has not been amortized is $146,430.  The January 2015 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.  The balance of the January 2015 Note, as of September 30, 2015 is $265,547, which includes $15,547 of accrued interest.

On May 4, 2015, the Company entered into a convertible promissory note ("the May 2015 Note") in the amount of $250,000, at which time an initial advance of $33,000 was received to cover operational expenses.  The lender advanced an additional $43,000 on May 18, 2015, an additional $45,000 on June 2, 2015, an additional $10,000 on June 17, 2015, an additional $38,000 on July 2, 2015, an additional $37,000 on July 17, 2015, and additional $10,000 on August 5, 2015, and an additional $34,000 on August 19, 2015, for a total draw of $250,000.  The terms of the May 2015 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement, or (c) the lowest price per share offered to any person or entity after the effective date.  The Company recorded a debt discount of $250,000 related to the conversion feature of the May 2015 Note, along with derivative liabilities.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  For the quarter ended September 30, 2015, the Company included $46,121 in interest expense related to the discount.  As of September 30, 2015, the portion of the discount that has not been amortized is $203,879.  The May 2015 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.  The balance of the May 2015 Note, as of September 30, 2015 is $256,947, which includes $6,947 of accrued interest.

On August 19, 2015, the Company entered into a convertible promissory note ("the August 2015 Note") in the amount of $250,000, at which time an initial advance of $3,000 was received to cover operational expenses.  The lender advanced an additional $40,000 on September 1, 2015, and an additional $31,000 on September 17, 2015, for a total draw of $74,000.  The terms of the August 2015 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement, or (c) the lowest price per share offered to any person or entity after the effective date.  The Company recorded a debt discount of $74,000 related to the conversion feature of the August 2015 Note, along with derivative liabilities.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  For the quarter ended September 30, 2015, the Company included $3,086 in interest expense related to the discount.  As of September 30, 2015, the portion of the discount that has not been amortized is $70,914.  The August 2015 Note bears interest at a rate of 10% per year and matures 18 months from the effective date of each advance.  The balance of the August 2015 Note, as of September 30, 2015 is $74,463, which includes $463 of accrued

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2015

4.    CONVERTIBLE NOTES PAYABLE (continued)

interest.

ASC Topic 815 provides guidance applicable to convertible debt issued by the Company in instances where the number into which the debt can be converted is not fixed.  For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $6,311,091 representing the estimated present value of the conversion feature considering the historic volatility of the Company's stock, and a discount of $578,522 representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debt, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates	$0.022
Conversion price for the debt	$0.004 - 0.0045
Dividend yield	0%
Months to maturity	12 - 18 months
Risk free rate	0.33% - 0.56%
Expected volatility	84.18% - 144.55%

Following is the five year maturity schedule for our convertible notes payable:

Year ended June 30,	Amount Due
2016	$464,776
2017	$436,489
2018	$-
2019	$-
2020	$-

Fair value of financial instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of September 30, 2015 and 2014, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2015

4.    CONVERTIBLE NOTES PAYABLE (continued)

We measure certain financial instruments at fair value on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)
Assets	$ -	$ -	$ -	$ -
Total assets measured at fair value	$ -	$ -	$ -	$ -
Liabilities
Derivative liability	6,311,091	-	-	6,311,091
Convertible notes, net of discount	901,265	-	-	901,265
Total liabilities measured at fair value	$ 7,212,356	$ -	$ -	$7,212,356

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)
Assets	$ -	$ -	$ -	$ -
Total assets measured at fair value	$ -	$ -	$ -	$ -
Liabilities
Derivative liability	1,951,201	-	-	1,951,201
Convertible notes, net of discount	700,884	-	-	700,884
Total liabilities measured at fair value	$ 2,652,085	$ -	$ -	$2,652,085

5.    RELATED PARTIES

During the three months ended September 30, 2015, there were no related party transactions.

6.    INTANGIBLE ASSETS

On June 26, 2015, the Company purchased the rights to the domain "CLOUDCOMMERCE.COM", from a private party at a purchase price of $20,000, plus transaction costs of $202, and will be used as the main landing page for the Company.  The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet.  As of September 30, 2015, we have determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense.  The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

On September 22, 2015, the Company purchased the trademark rights of "CLOUDCOMMERCE", from a private party at a purchase price of $10,000.  The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet.  The trademark expires in 2020 and may be renewed for an additional 10 years.  Therefore, as of September 30, 2015, we have determined that this intangible asset has an definite useful life of 174 months, and as such, will be included in depreciation and amortization expense.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2015

7.    CAPITAL STOCK

At September 30, 2015 the Company's authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share. At September 30, 2014 the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

8.    STOCK OPTIONS AND WARRANTS

      Stock Options

Our 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "2003 Plan") authorizing the issuance of up to 5,000,000 shares of our common stock pursuant to the grant and exercise of up to 5,000,000 stock options terminated upon the expiration of the remaining options granted under the 2003 Plan on May 24, 2014.  In the future, we plan to establish a new management stock option plan pursuant to which stock options may be authorized and granted to our executive officers, directors, employees and key consultants.  We expect to authorize up to 10% of our issued and outstanding Common Stock for future issuance under such plan.  We believe that stock option awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders.  The board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive's position, his or her performance and responsibilities, and the amount of options, if any, currently held by the officer and their vesting schedule.  Our policy prohibits backdating options or granting them retroactively.  As of September 30, 2015, 126,000,000 stock options granted outside of the Plan were outstanding.

The Company used the historical industry index to calculate volatility, since the Company's stock history did not represent the expected future volatility of the Company's common stock. The fair value of options granted during the quarter ended September 30, 2015, was determined using the Black Scholes method with the following assumptions:

Quarter Ended
9/30/15
Risk free interest rate	6.00%
Stock volatility factor	171
Weighted average expected option life	7 years
Expected dividend yield	none

The weighted average remaining contractual life of options outstanding as of September 30, 2015 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.015	35,000,000	6.91
$0.013	63,000,000	6.35
$0.013	15,000,000	6.47
$0.053	12,500,000	3.87
$0.004	500,000	6.04
	126,000,000

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2015

8.    STOCK OPTIONS AND WARRANTS (continued)

A summary of the Company's stock option activity and related information follows:

	Quarter ended September 30, 2015		Quarter ended September 30, 2014
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of period	91,000,000	$ 0.012	13,000,000	$ 0.005
Granted	35,000,000	$ 0.015	-	$ -
Exercised	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -
Outstanding - end of period	126,000,000	$ 0.013	13,000,000	$ 0.005
Exercisable at the end of period	31,103,082	$ 0.010	9,252,511	$ 0.005
Weighted average fair value of
options granted during the year		$ 525,000		$ -

      Warrants

During the quarter ended September 30, 2015, the Company issued no warrants for services. A summary of the Company's warrant activity and related information follows:

	Quarter ended September 30, 2015		Quarter ended September 30, 2014
		Weighted		Weighted
		average		average
		exercise		exercise
	Warrants	price	Warrants	price
Outstanding -beginning of period	28,019,163	$ 0.003	28,019,163	$ 0.003
Granted	-	$ -	-	$ -
Exercised	-	$ -	-	$ -
Forfeited	-	$ -	-	$ -
Outstanding and exercisable - end of period	28,019,163	$ 0.003	28,019,163	$ 0.003

The weighted average remaining contractual life of warrants outstanding as of September 30, 2015 was as follows:

Weighted
Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.003	28,019,163	0.52

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2015

9.    SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

       During the period ended September 30, 2015, there were no non-cash financing activities.

10.  SUBSEQUENT EVENTS

       Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following events:

On October 1, 2015, the Company completed the acquisition of Indaba Group, LLC, a Colorado limited liability company.  As of that date, the Company's operating subsidiary, Warp 9, Inc, a Delaware corporation, merged with Indaba Group, LLC and changed the name of the combined subsidiary to Indaba Group, Inc.  The total purchase price of two million dollars ($2,000,000.00), was paid in the form of the issuance of ten thousand (10,000) shares of the Company's Series A Convertible Preferred Stock, at a liquidation preference of two hundred dollars ($200.00) per share.  As of the date of closing, Ryan Shields and Blake Gindi, two of the owners of Indaba Group, LLC, were appointed to the CloudCommerce board of directors.

On October 1, 2015, the Company entered into a convertible promissory note (the "October 2015 Note") in the amount of $1,000,000, at which time an initial advance of $38,000 was received to cover operational expenses.  The terms of the May 2015 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, (b) 50% of the lowest trade price of Common Stock recorded on any trade day after the effective date of the agreement, or (c) the lowest effective price per share granted to any person or entity after the effective date.  The October 2015 Note bears interest at a rate of 10% per year and matures 12 months from the effective date of each advance.

On October 16, 2015, the Company signed an addendum to the April 16, 2014 convertible note, changing the terms of the maturity date.  According to the terms of the addendum, the note amount is payable upon demand, but in no even later than 60 months from the effective date of each tranche.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Form 10-Q contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about CloudCommerce, Inc.'s ("CloudCommerce," "we," "us," or the "Company") financial condition, results of operations, and business.  These statements include, among others:

•  statements concerning the potential for benefits that CloudCommerce may experience from its business activities and certain transactions it contemplates or has completed; and

•    statements of CloudCommerce's expectations, future plans and strategies, anticipated developments, and other matters that are not historical facts.  These statements may be made expressly in this Form 10-Q.  You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-Q.  These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

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

A portion of the Company's revenues are from monthly recurring fees for mobile and desktop development.  During the quarter ended September 30, 2015, these products accounted for approximately 19% of our gross revenue, and professional services accounted for approximately 78% of our gross revenue.

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

Fair value of financial instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of September 30, 2015 and 2014, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

        We measure certain financial instruments at fair value on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)
Assets	$ -	$ -	$ -	$ -
Total assets measured at fair value	$ -	$ -	$ -	$ -
Liabilities
Derivative liability	6,311,091	-	-	6,311,091
Convertible notes, net of discount	901,265	-	-	901,265
Total liabilities measured at fair value	$ 7,212,356	$ -	$ -	$7,212,356

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)
Assets	$ -	$ -	$ -	$ -
Total assets measured at fair value	$ -	$ -	$ -	$ -
Liabilities
Derivative liability	1,951,201	-	-	1,951,201
Convertible notes, net of discount	700,884	-	-	700,884
Total liabilities measured at fair value	$ 2,652,085	$ -	$ -	$2,652,085

Results of Operations for the Three Months Ended September 30, 2015, compared to the Three Months Ended September 30, 2014.

REVENUE

Total revenue for the three months ended September 30, 2015 decreased by $1,222 to $113,559, compared to $114,781 for the three months ended September 30, 2014.  The decrease was primarily due to a decline of our mobile website development revenue during the current period.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative ("SG&A") expenses for the three months ended September 30, 2015 increased by $71,174 to $394,934, compared to $323,760 for the three months ended September 30, 2014.  The overall increase in SG&A expenses was primarily due to an increase in accounting and legal expense related to the acquisition of Indaba.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended September 30, 2015 and September 30, 2014 were both $0.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended September 30, 2015 decreased by $412 to $737, compared to $1,149 for the three months ended September 30, 2014.  The decrease was due to certain computer equipment being fully depreciated or obsolete in the current period, and therefore, not being included in depreciation expense any longer.

OTHER INCOME AND EXPENSE

Total other income (expense) for the three months ended September 30, 2015 decreased by $5,076,852 to net other expense of $4,367,272, compared to net other income of $709,580 for the three months ended September 30, 2014.  The decrease was primarily due to changes in the derivative liability.

NET INCOME/(LOSS)

The consolidated net loss for the three months ended September 30, 2015 was ($4,754,677), compared to the consolidated net income of $492,160 for the three months ended September 30, 2014.  The increase in net loss for the period was primarily due to an increase of the derivative liability and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($7,047,647) at September 30, 2015 compared to a net working capital deficit of ($2,552,692) at June 30, 2014.  The increase in net working capital deficit at September 30, 2015 was primarily due to an increase in derivative liability and additional borrowings.

Cash flow used in operating activities was ($173,976) for the three months ended September 30, 2015, compared to cash flow used in operating activities of ($169,150) for the three months ended September 30, 2014.  The increase in cash flow used in operating activities of $4,826 was primarily due to a decrease in net income, partially offset by loss on change in derivative liability and amortization of debt discount.

Cash flow used in investing activities was ($10,000) for the three months ended September 30, 2015, compared to cash flow used in investing activities of ($2,355) for the three months ended September 30, 2014.  The increase in cash flow used in investing activities of $7,645 was primarily due to the Company purchasing intangible assets in the current period.

Cash flow provided by financing activities was $193,000 for the three months ended September 30, 2015, compared to $140,000 for the three months ended September 30, 2014.  The increase in cash flow provided in financing activities of $53,000 was due to proceeds received by the Company from a convertible promissory note.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by CloudCommerce in the reports that it files under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer that it files under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. The Company's Chairman, Chief Executive Officer, and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2015 (under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  For the year ended June 30, 2015, the Company noted a material weakness in the calculation and recording of complex debt instruments.  During the quarter ended September 30, 2015, management remediated this material weakness by thoroughly evaluating the calculation of complex debt instruments, and again evaluated the effectiveness of this control.  Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2015.

Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.  After evaluating the Company's internal controls over financial reporting, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer have concluded that the internal controls over financial reporting are effective as of September 30, 2015.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS

 (a)       Exhibits

Exhibit	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Designation for Series A Preferred Stock (12)
3.3	Bylaws (1)
4.1	Specimen Certificate for Common Stock (1)
10.1	First Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (4)
10.2	Second Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (5)
10.3	Exchange Agreement and Representations for shareholders of Warp 9, Inc.(4)
10.4	Securities Purchase Agreement dated as of March 28, 2005 between Roaming Messenger, Inc. and Wings Fund, Inc.(6)
10.5	Periodic Equity Investment Agreement dated as of March 28, 2005 between Roaming Messenger, Inc. and Wings Fund, Inc.(6)
10.6	Registration Rights Agreement dated as of March 28, 2005 between Roaming Messenger, Inc. and Wings Fund, Inc.(6)
10.15	Termination of License Agreement with Carbon Sciences, Inc., dated April 2, 2007 (9)
10.17	Form of Convertible Note, dated January 5, 2015 (11)
10.18	Form of Stock Option Agreement (11)
10.19	Agreement and Plan of Merger by and among Indaba Group, LLC, a Colorado limited liability company, Ryan Shields, Blake Gindi, and Jack Gindi, Warp 9, Inc., a Nevada corporation, and Warp 9, Inc., a Delaware corporation (13)
10.20	Statement of Merger between Indaba Group, LLC, a Colorado limited liability company, and Warp 9, Inc., a Delaware corporation (12)

10.21	Certificate of Merger of Domestic Corporation and Foreign Limited Liability Corporation between Warp 9, Inc., a Delaware corporation, and Indaba Group, LLC, a Colorado limited liability company (12)
10.22	Employment Agreement between Indaba Group, Inc., a Delaware corporation, and Ryan Shields (12)
10.23	Employment Agreement between Indaba Group, Inc., a Delaware corporation, and Blake Gindi (12)
21.1	List of Subsidiaries (7)
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

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

(12)   Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015.

(13)   Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission, dated June 30, 2015.

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

CLOUDCOMMERCE, INC.
(Registrant)

Dated: November 13, 2015	By:	/s/ Andrew Van Noy
Andrew Van Noy, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andrew Van Noy	Dated: November 13, 2015
Andrew Van Noy, Chief Executive Officer and President (Principal Executive Officer)
By: /s/ Gregory Boden	Dated: November 13, 2015
Gregory Boden, Chief Financial Officer (Principal Financial/Accounting Officer)