Form 10-Q
period 2015-12-31
CLOUDCOMMERCE, INC.
filed 2016-02-11
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2015

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of February 11, 2016, the number of shares outstanding of the registrant's class of common stock was 105,790,195.

PART I. - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2015	June 30, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$66,602	$19,051
Accounts receivable, net	437,890	138,308
Prepaid and other current Assets	3,810	5,048
TOTAL CURRENT ASSETS	508,302	162,407

PROPERTY & EQUIPMENT, net	80,954	8,668

OTHER ASSETS
Lease deposit	9,455	5,955
Internet domain	20,202	20,202
Goodwill and other intangible assets	1,786,017	-
TOTAL OTHER ASSETS	1,815,674	26,157

TOTAL ASSETS	$2,404,930	$197,232

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable	$283,784	$61,866
Accrued expenses	242,146	70,713
Line of credit	90,082	-
Deferred income and customer deposit	3,998	11,998
Convertible notes and interest payable, current, net	1,147,949	619,321
Derivative liability	-	1,951,201
TOTAL CURRENT LIABILITIES	1,767,959	2,715,099

LONG TERM LIABILITIES		-
Convertible notes and interest payable, net	85,753	81,563
Accrued expenses, long term	215,853	217,953
TOTAL LONG TERM LIABILITIES	301,606	299,516

TOTAL LIABILITIES	2,069,565	3,014,615

SHAREHOLDERS' EQUITY/(DEFICIT)
Preferred stock, $0.001 par value;
5,000,000 Authorized shares:	-	-
Series A Preferred stock; 10,000 authorized, 10,000 and 0 issued and
outstanding shares, respectively;	10	-
Series B Preferred stock; 20,000 authorized, no shares issued and
outstanding;	-	-
Common stock, $0.001 par value;
2,000,000,000 authorized shares;
105,790,195 shares issued and outstanding, respectively	105,790	105,790
Additional paid in capital	16,049,665	7,679,033
Accumulated deficit	(15,820,100)	(10,602,206)
TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)	335,365	(2,817,383)
	-	-
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$2,404,930	$197,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

REVENUE	$778,075	$126,203	$891,634	$240,983

OPERATING EXPENSES
Salaries and outside services	819,617	219,435	1,027,248	439,482
Selling, general and administrative expenses	338,612	101,080	525,916	204,794
Stock based compensation	129,850	5,692	235,143	11,384
Depreciation and amortization	7,430	1,125	8,167	2,274

TOTAL OPERATING EXPENSES	1,295,509	327,332	1,796,474	657,934

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(517,434)	(201,129)	(904,840)	(416,951)

OTHER INCOME (EXPENSE)
Other income	221	300	221	300
Gain (loss) on extinguishment of debt	(570,975)	6,945	(570,975)	118,492
Gain (loss) on changes in derivative liability	907,999	145,632	(3,258,891)	854,138
Interest expense	(283,027)	(132,372)	(483,409)	(242,844)

TOTAL OTHER INCOME (EXPENSE)	54,218	20,505	(4,313,054)	730,086

(LOSS) INCOME FROM OPERATIONS BEFORE PROVISION FOR TAXES	(463,216)	(180,624)	(5,217,894)	313,135

PROVISION FOR INCOME TAXES	-	-	-	(1,600)

PROVISION FOR INCOME TAXES	-	-	-	(1,600)

NET (LOSS) INCOME	(463,216)	(180,624)	(5,217,894)	311,535

PREFERRED DIVIDEND	20,000	-	20,000	-

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	(483,216)	(180,624)	(5,237,894)	311,535

NET INCOME (LOSS) PER SHARE
BASIC	(0.00)	(0.00)	(0.05)	0.00
DILUTED	(0.00)	(0.00)	(0.05)	0.00

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	105,790,195	105,790,195	105,790,195	105,790,195
DILUTED	105,790,195	105,790,195	105,790,195	263,304,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2015	-	$-	105,790,195	$105,790	$7,679,033	$(10,602,206)	$(2,817,383)

Issuance of Series A Preferred stock	10,000	10	-	-	1,999,990	-	2,000,000

Reclassification of derivative accounting	-	-	-	-	5,636,592		5,636,592

Beneficial conversion feature					518,907		518,907

Dividend on Series A Preferred stock	-	-	-	-	(20,000)		(20,000)

Stock based compensation	-	-	-	-	235,143	-	235,143

Net loss	-	-	-	-	-	(5,217,894)	(5,217,894)

Balance, December 31, 2015	10,000	$10	105,790,195	$105,790	$16,049,665	$(15,820,100)	$335,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,217,894)	$311,535
Adjustment to reconcile net (loss) income to net cash
used in operating activities
Depreciation and amortization	8,167	2,274
Bad debt expense	27,051	8,588
Stock based compensation	235,143	11,384
Amortization of debt discount	424,069	211,361
(Gain) loss on extinguishment of debt	570,975	(118,492)
(Gain) loss on derivative liability	3,258,891	(854,138)
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(8,273)	50,570
Prepaid and other assets	4,238	1,021
Increase (Decrease) in:
Accounts payable	110,899	(5,141)
Accrued expenses	52,546	36,750
Deferred income	(8,000)	(1,850)
Other liabilities	160,679	-

NET CASH (USED IN) OPERATING ACTIVITIES	(381,509)	(346,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,213)	(2,355)
Net cash on acquisition	22,773	-
Purchase of intangible assets (see Note 6)	(10,000)	-

NET CASH PROVIDED BY/(USED) IN INVESTING ACTIVITIES	2,560	(2,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	426,500	340,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	426,500	340,000

NET INCREASE/(DECREASE) IN CASH	47,551	(8,493)

CASH, BEGINNING OF YEAR	19,051	50,041

CASH, END OF PERIOD	$66,602	$41,548

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$44
Taxes paid	$1,962	$1,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2015

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CloudCommerce, Inc.'s ("CloudCommerce," "we," "us," or the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2015.

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

The Consolidated Financial Statements include the Company and its majority-owned subsidiary ("Indaba Group, Inc., a Delaware corporation"). All significant inter-company transactions are eliminated in consolidation.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers' financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balance of the allowance account at December 31, 2015 and June 30, 2015 are $41,441 and $4,808 respectively.

Revenue Recognition

We provide online marketing services that we purchase from third parties.  The gross revenue presented in our statement of operations is in accordance with ASC 605-45.

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives.  Most of the income is generated from professional services and site development fees.  For the quarter ended December 31, 2015, 56% of revenue was concentrated with 3 clients, compared to 57% of revenue concentrated with 5 clients for the quarter ended December 31, 2014.

We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 605-25, which are recognized as the work is performed.

Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved.  The deferred revenue as of December 31, 2015 and June 30, 2015 was $0 and $8,000, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the quarter ended December 31, 2015, included compensation expense for the stock-based payment awards

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2015

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

granted prior to, but not yet vested, as of December 31, 2015 based on the grant date fair value estimated.   Stock-based compensation expense recognized in the statement of operations for the quarter ended December 31, 2015 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the six months ended December 31, 2015 and 2014 was $235,143 and $11,384, respectively.

Basic and Diluted Net Income (Loss) per Share Calculations

Income (Loss) per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The shares for employee options, warrants and convertible notes were used in the calculation of the income per share.

For the three and six months ended December 31, 2015, the Company has excluded 126,000,000 options, 28,019,163 warrants outstanding, and shares issuable from $1,769,307 in convertible notes, because their impact on the loss per share is anti-dilutive.

For the three months ended December 31, 2014, the Company has excluded 13,000,000 options, 28,019,163 warrants outstanding, and shares issuable from $841,310 in convertible notes, because their impact on the loss per share is anti-dilutive.

Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive.

The following schedule reconciles the denominators of the Company's calculation for basic and diluted net income per share for the six months ended December 31, 2014:

Six months ended
December 31, 2014
Shares used in basic per share computation	105,790,195
Effect of dilutive common stock options outstanding	5,402,616
Effect of dilutive common stock warrants outstanding	20,377,573
Effect of dilutive conversion options	131,733,840
Shares used in diluted per share computation	263,304,224

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended December 31, 2015, and no pronouncements were adopted during the period.  The Company notes that the following accounting pronouncement was issued, but was not adopted:

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

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2015

3.   LIQUIDITY AND OPERATIONS

The Company had net loss of $5,217,894 for the six months ended December 31, 2015 and net income of $311,535 for the six months ended December 31, 2014, and net cash used in operating activities of $381,509 and $346,138 for the same periods, respectively.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception. It is management's plan to generate additional working capital from increasing sales from its desktop and mobile service offerings, and then continue to pursue its business plan and purposes.

4.  BUSINESS ACQUISITIONS

      Indaba Group, LLC

On October 1, 2015, the Company completed the acquisition of Indaba Group, LLC, a Colorado limited liability company.  As of that date, the Company's operating subsidiary, Warp 9, Inc, a Delaware corporation, merged with Indaba Group, LLC and the name of the combined subsidiary was changed to Indaba Group, Inc.  The total purchase price of two million dollars ($2,000,000), was paid in the form of the issuance of ten thousand (10,000) shares of the Company's Series A Convertible Preferred Stock, at a liquidation preference of two hundred dollars ($200) per share and payment of working capital surplus in the amount of $70,597.  As of the date of closing, Ryan Shields and Blake Gindi, two of the owners of Indaba Group, LLC, were appointed to the Company's board of directors.

Under the purchase method of accounting, the transactions were valued for accounting purposes at $2,000,000, which was the fair value of Indaba at the time of acquisition. The assets and liabilities of Indaba were recorded at their respective fair values as of the date of acquisition. The Company has initially determined there were no other separately identifiable intangible assets, any difference between the cost of the acquired entity and the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The acquisition date estimated fair value of the consideration transferred consisted of the following:

Tangible assets acquired	$417,701
Liabilities assumed	(193,890)
Net tangible assets	223,811
Goodwill	1,776,189
Total purchase price	$2,000,000

The above estimated fair value of the intangible assets is based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.  After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2015

4.   BUSINESS ACQUISITIONS (continued)

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of Indaba had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

	Six months ended, December 30, 2015	Six months ended, December 31, 2014
Total revenues	$1,547,416	$1,236,527
Net loss	(4,711,143)	440,086
Basic and diluted net (loss) income per common share	$(0.00)	$0.00

5.   CONVERTIBLE NOTES PAYABLE

During the quarter ended December 31, 2015, the Company signed addenda to each of its outstanding convertible notes, fixing the conversion price at $0.004.  Before the addenda, the conversion price for each of the notes was tied to the trading price of the Company's common stock.  Because of that fluctuation, the Company was required to report derivative gains and losses each quarter, which was included in earnings, and an overall derivative liability balance on the balance sheet.  Accordingly, per ASC 815, the derivative liability on the note was extinguished and re-valued per ASC 470 as a beneficial conversion feature, where applicable, to be expensed in the statement of operations.  The Company has eliminated the derivative liability balance on the balance sheet and discontinued the gain/loss reporting on the income statement.

On March 25, 2013, the Company issued a convertible promissory note ("the March 2013 Note") in the amount of up to $100,000, at which time an initial advance of $50,000 was received to cover operational expenses.  The lender advanced an additional $20,000 on April 16, 2013, an additional $15,000 on May 1, 2013 and an additional $15,000 on May 16, 2013, for a total draw of $100,000.  The terms of the March 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004.  The March 2013 Note bears interest at a rate of 10% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche. On May 23, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. The balance of the March 2013 Note, as of December 31, 2015 is $83,795, which includes $17,795 of accrued interest.

On May 16, 2013, the Company issued convertible promissory note ("the May 2013 Note") in the amount of $100,000, at which time an initial advance of $10,000 was received to cover operational expenses.  The lender advanced an additional $20,000 on June 3, 2013, an additional $25,000 on July 2, 2013, an additional $10,000 on September 3, 2013 and an additional $35,000 on February 18, 2014, for a total draw of $100,000.  The terms of the May 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at a conversion price of $0.004.  The Company recognized a discount on the May 2013 Note in the amount of $100,000, due to the beneficial conversion feature.  This discount was recognized over twelve months, and has been fully amortized as of September 30, 2015.  The May 2013 Note bears interest at a rate of 10% per year and payable upon demand, but in no event later than 60 months from the effective date of each tranche.  The balance of the May 2013 Note, as of December 31, 2015 is $122,886, which includes $22,886 of accrued interest.

On March 4, 2014, the Company issued a convertible promissory note ("the March 2014 Note") in the amount of $250,000, at which time an initial advance of $25,000 was received to cover operational expenses.  The lender advanced an additional $20,000 on March 17, 2014 and an additional $30,000 on April 2, 2014, for a total draw of $75,000.  The terms of the March 2014 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at a conversion price of $0.004.  The Company recorded a debt discount of $75,000 related to the beneficial conversion feature of the March 2014 Note.  This discount is recognized over 18 months, beginning on the date of each tranche payment. As of December 31, 2015, the discount has been fully amortized and a new discount on the beneficial conversion feature of $13,410 was recorded.  The March 2014 Note bears interest at a rate of 10% per year and is payable upon demand, but in no

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2015

5.   CONVERTIBLE NOTES PAYABLE (continued)

event later than 60 months from the effective date of each tranche.  The balance of the March 2014 Note, as of December 31, 2015 is $88,396, which includes $13,396 of accrued interest.

On April 16, 2014, the Company issued a convertible promissory note ("the April 2014 Note") in the amount of $300,000, at which time an initial advance of $40,000 was received to cover operational expenses.  The lender advanced an additional $55,000 on April 30, 2014, an additional $40,000 on May 16, 2014, an additional $40,000 on June 2, 2014, an additional $35,000 on June 30, 2014, an additional $40,000 on July 18, 2014, and an additional $50,000 on August 15, 2014, for a total draw of $300,000.  The terms of the April 2014 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004.  The Company recorded debt discount of $300,000 related to the conversion feature of the April 2014 Note.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  For the quarter ended December 31, 2015, the Company included $46,833 in interest expense related to the discount.  As of December 31, 2015, the portion of the discount that has not been amortized is $5,501.  The April 2014 Note bears interest at a rate of 10% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche.  The balance of the April 2014 Note, as of December 31, 2015 is $346,837, which includes $46,837 of accrued interest.

On September 5, 2014, the Company issued a convertible promissory note ("the September 2014 Note") in the amount of $250,000, at which time an initial advance of $40,000 was received to cover operational expenses.  The lender advanced an additional $10,000 on September 17, 2014, an additional $30,000 on October 1, 2014, an additional $40,000 on October 16, 2014, an additional $40,000 on October 31, 2014, an additional $40,000 on November 18, 2014, and an additional $50,000 on December 16, 2014, for a total draw of $250,000.  The terms of the September 2014 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004.  The Company recorded a debt discount of $250,000 related to the conversion feature of the September 2014 Note.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  For the quarter ended December 31, 2015, the Company included $42,010 in interest expense related to the discount.  As of December 31, 2015, the portion of the old and new discount that has not been amortized is $66,590.  The September 2014 Note bears interest at a rate of 10% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche.  The balance of the September 2014 Note, as of December 31, 2015 is $279,496, which includes $29,496 of accrued interest.

On January 5, 2015, the Company issued a convertible promissory note ("the January 2015 Note") in the amount of $250,000, at which time an initial advance of $30,000 was received to cover operational expenses.  The lender advanced an additional $45,000 on January 20, 2015, an additional $45,000 on February 2, 2015, an additional $35,000 on February 16, 2015, an additional $35,000 on March 2, 2015, an additional $30,000 on March 17, 2015, an additional $20,000 on April 2, 2015, and an additional $10,000 on April 17, 2015, for a total draw of $250,000.  The terms of the January 2015 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004.  The Company recorded a debt discount of $250,000 related to the conversion feature of the January 2015 Note.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  For the quarter ended December 31, 2015, the Company included $41,970 in interest expense related to the discount.  As of December 31, 2015, the portion of the new discount that has not been amortized is $79,598.  The January 2015 Note bears interest at a rate of 10% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche.  The balance of the January 2015 Note, as of December 31, 2015 is $271,848, which includes $21,848 of accrued interest.

On May 4, 2015, the Company issued a convertible promissory note ("the May 2015 Note") in the amount of $250,000, at which time an initial advance of $33,000 was received to cover operational expenses.  The lender advanced an additional $43,000 on May 18, 2015, an additional $45,000 on June 2, 2015, an additional $10,000 on June 17, 2015, an additional $38,000 on July 2, 2015, an additional $37,000 on July 17, 2015, and additional $10,000 on August 5, 2015, and an additional $34,000 on August 19, 2015, for a total draw of $250,000.  The terms of the May 2015 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004.  The Company recorded a debt discount of $250,000 related to the conversion feature of the May 2015 Note.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  For the quarter ended December 31, 2015, the Company included $41,835 in interest expense related to the discount.  As of December 31, 2015, the portion of the new discount that has not been amortized is $98,634.  The May 2015 Note bears interest at a rate of

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2015

5.    CONVERTIBLE NOTES PAYABLE (continued)

10% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche.  The balance of the May 2015 Note, as of December 31, 2015 is $263,248, which includes $13,248 of accrued interest.

On August 19, 2015, the Company issued a convertible promissory note ("the August 2015 Note") in the amount of $250,000, at which time an initial advance of $3,000 was received to cover operational expenses.  The lender advanced an additional $40,000 on September 1, 2015, and an additional $31,000 on September 17, 2015, for a total draw of $74,000.  The terms of the August 2015 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004.  The Company recorded a debt discount of $74,000 related to the conversion feature of the August 2015 Note.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  For the quarter ended December 31, 2015, the Company included $12,444 in interest expense related to the discount.  As of December 31, 2015, the portion of the new discount that has not been amortized is $35,591.  The August 2015 Note bears interest at a rate of 10% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche.  The balance of the August 2015 Note, as of December 31, 2015 is $76,328, which includes $2,328 of accrued interest.

On October 1, 2015, the Company issued a convertible promissory note (the "October 2015 Note") in the amount of $1,000,000, at which time an initial advance of $38,000 was received to cover operational expenses.  The lender advanced an additional $38,500 on October 16, 2015, an additional $65,000 on November 17, 2015, an additional $32,000 on December 7, 2015 and an additional $60,000 on December 17, 2015, for a total draw of $233,500.  The terms of the October 2015 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004.  The October 2015 Note bears interest at a rate of 10% per year and matures 12 months from the effective date of each advance.  The Company recorded a debt discount of $233,500 related to the conversion feature of the October 2015 Note.  This discount is recognized over 12 months, beginning on the date of each tranche payment.  For the quarter ended December 31, 2015, the Company included $29,650 in interest expense related to the discount.  As of December 31, 2015, the portion of the new discount that has not been amortized is $236,281. The balance of the October 2015 Note, as of December 31, 2015 is $236,473, which includes $2,973 of accrued interest.

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates	$0.0168
Conversion price for the debt	$0.004 - 0.0085
Dividend yield	0%
Months to maturity	12 - 18 months
Risk free rate	0.33% - 0.69%
Expected volatility	88.74% - 193.77%

Following is the five year maturity schedule for our convertible notes payable:

Year ended June 30,	Amount Due
2016	$835,909
2017	$397,793
2018	$-
2019	$-
2020	$-

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2015

5.   CONVERTIBLE NOTES PAYABLE (continued)

Fair value of financial instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of December 31, 2015 and 2014, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

We measure certain financial instruments at fair value on a recurring basis.  As of December 31, 2015 the Company had no Assets and liabilities measured at fair value on a recurring basis per ASC Topic 820.

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)
Assets	$-	$-	$-	$-
Total assets measured at fair value	$-	$-	$-	$-
Liabilities
Derivative liability	1,951,201	-	-	1,951,201
Total liabilities measured at fair value	$1,951,201	$-	$-	$1,951,201

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of July 1, 2015	$1,951,201
Fair value on issuance of debt	426,500
Change on settlement of debt	(5,636,592)
Loss on change in derivative liability	3,258,891
Ending balance as of December 31, 2015	$-

6.   RELATED PARTIES

During the three months ended December 31, 2015, there were no related party transactions.

On January 12, 2016, the Company borrowed $100,000 from Bountiful Capital, LLC to cover operating costs.  The loan was offered interest free on a short term basis, and is due February 12, 2016.  The Chief Financial Officer of the Company, Greg Boden, is also the President of Bountiful Capital, LLC.  Therefore, this loan transaction was with a related party.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2015

7.   INTANGIBLE ASSETS

On June 26, 2015, the Company purchased the rights to the domain "CLOUDCOMMERCE.COM", from a private party at a purchase price of $20,000, plus transaction costs of $202, and will be used as the main landing page for the Company.  The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet.  As of September 30, 2015, we determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense.  The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

On September 22, 2015, the Company purchased the trademark rights of "CLOUDCOMMERCE", from a private party at a purchase price of $10,000.  The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet.  The trademark expires in 2020 and may be renewed for an additional 10 years.  Therefore, as of September 30, 2015, we determined that this intangible asset has an definite useful life of 174 months, and as such, will be included in depreciation and amortization expense.  For the quarter ended December 31, 2015, the Company included $172 in depreciation and amortization expense related to this trademark.

8.   CAPITAL STOCK

At December 31, 2015 the Company's authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share. At December 31, 2014 the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.  The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock and 20,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series A Preferred stock is convertible into 10,000 shares of the Company's common stock. The holders of outstanding shares of Series A Preferred Stock shall be entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefor, at the rate of Eight dollars ($8) per share per annum, payable in preference and priority to any payment of any dividend on the Common Stock. Each share of Series B Preferred Stock shall have a stated value of $100.00 The Series B Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the Stated Value by a conversion price of $0.004 per share. The holders of outstanding shares of the Series B Preferred Stock shall be entitled to receive dividends, payable when Series B Preferred Stock is converted to Common Stock, out of any assets of the Corporation legally available at the rate of 10% per annum based on the Share Value, The right to such dividends on the Series B Preferred Stock shall be cumulative.  At the sole option of the Holder, dividends can be converted into Common Stock at the Conversion Price.  Series B Preferred shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Corporation for their action or consideration at any meeting of stockholders of the Corporation.

On October 1, 2015, the Company completed the acquisition of Indaba Group, LLC, a Colorado limited liability company.  The Company paid two million dollars ($2,000,000) for the acquisition in the form of ten thousand (10,000) shares of the Company's Series A Convertible Preferred Stock, at a liquidation preference of two hundred dollars ($200) per share. The Company has accrued $20,000 in dividends payable as of December 31, 2015.

9.    STOCK OPTIONS AND WARRANTS

      Stock Options

Our 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "2003 Plan") authorizing the issuance of up to 5,000,000 shares of our common stock pursuant to the grant and exercise of up to 5,000,000 stock options terminated upon the expiration of the remaining options granted under the 2003 Plan on May 24, 2014.  In the future, we plan to establish a new stock option plan pursuant to which stock options may be authorized and granted to our executive officers, directors, employees and key consultants.  We expect to authorize up to 10% of our issued and outstanding Common Stock for future issuance under such plan.  We believe that stock option awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders.  The board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive's position, his or her performance and responsibilities, and the amount of options, if any, currently held by the officer and their vesting schedule.  Our policy prohibits backdating options or granting them retroactively.  As of December 31, 2015, 126,000,000 stock options granted outside of the Plan were outstanding.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2015

9.   STOCK OPTIONS AND WARRANTS (continued)

The Company used the historical industry index to calculate volatility, since the Company's stock history did not represent the expected future volatility of the Company's common stock. The fair value of options granted during the quarter ended December 31, 2015, was determined using the Black Scholes method with the following assumptions:

Quarter Ended
12/31/15
Risk free interest rate	6.00%
Stock volatility factor	171
Weighted average expected option life	7 years
Expected dividend yield	none

The weighted average remaining contractual life of options outstanding as of December 31, 2015 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.015	35,000,000	6.61
$0.013	63,000,000	6.06
$0.013	15,000,000	6.18
$0.053	12,500,000	3.58
$0.004	500,000	5.75
	126,000,000

A summary of the Company's stock option activity and related information follows:

	Period ended December 31, 2015
		Weighted
		average
		exercise
	Options	price
Outstanding -beginning of period	91,000,000	$0.012
Granted	35,000,000	0.015
Exercised	-	$-
Forfeited	-	$-
Outstanding - end of period	126,000,000	$0.013
Exercisable at the end of period	40,052,968	$0.011
Weighted average fair value of
options granted during the year		$525,000

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2015

9.    STOCK OPTIONS AND WARRANTS (continued)

Warrants

During the quarter ended December 31, 2015, the Company issued no warrants for services. A summary of the Company's warrant activity and related information follows:

	Period ended December 31, 2015
		Weighted
		average
		exercise
	Warrants	price
Outstanding -beginning of period	28,019,163	$0.003
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding and exercisable - end of period	28,019,163	$0.003

The weighted average remaining contractual life of warrants outstanding as of December 31, 2015 was as follows:

Weighted
Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.003	28,019,163	0.27

10.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the period ended December 31, 2015 and 2014, there were non-cash financing activities as follows:

	2015	2014
Preferred stock issued for acquisition	$2,000,000	$-

11. CONCENTRATIONS

For the three months ended December 31, 2015 and 2014, the Company had three and five major customers who represented approximately 56% and 57% of total revenue, respectively.  For the six months ended December 31, 2015 and 2014, the Company had three and five major customers who represented approximately 51% and 44% of total revenue, respectively. At December 31, 2015 and June 30, 2015, accounts receivable from four and four customers, respectively, represented approximately 43% and 63% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

12. COMMITMENTS

On May 21, 2014, the Company reached a settlement with a prior landlord for the reduction of past due rent and a payment schedule to pay off the remaining amount due.  The total amount due, $227,053, was settled in the amount of $40,250, paid in monthly payments of $350.  Once the $40,250 is paid off, the Company will recognize a gain on settlement of debt in the amount of $186,803.  This debt is reported in long term liabilities, with the current portion of the payments reported in current liabilities.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2015

13.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following events:

On January 12, 2016, the Company borrowed $100,000 from Bountiful Capital, LLC to cover operating costs.  The loan was offered interest free on a short term basis, and is due February 12, 2016.  The Chief Financial Officer of the Company, Greg Boden, is also the President of Bountiful Capital, LLC.  Therefore, this loan transaction was with a related party.

On January 4, 2016, January 18, 2016 and February 3, 2016, the Company received advances of $35,000, $52,000 and $58,000, respectively, on the October 2015 Note.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

The following Management's Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this prospectus. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under "Risk Factors" of the reports filed with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

Overview

CloudCommerce, Inc., together with our subsidiary, provides advanced e-commerce services to leading brands. Our customers depend on us to help them compete effectively in the worldwide e-commerce market. Our comprehensive services include: (1) development of highly customized and sophisticated online stores, (2) real-time integration to other business systems, (3) digital marketing and data analytics, (4) complete and secure site management, and (5) integration to physical stores. Our goal is to become the industry leader by rapidly increasing the number of customers who regularly depend on us for services and by acquiring other rapidly growing e-commerce service providers.

We believe our services allow our clients to lower costs and focus on promoting and marketing their brand, product line, and website while leveraging the investments we have made in technology and infrastructure to operate a dynamic digital presence.

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

Fair value of financial instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of December 31, 2015 and 2014, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

We measure certain financial instruments at fair value on a recurring basis.  The Company had no Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015.

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)
Assets	$-	$-	$-	$-
Total assets measured at fair value	$-	$-	$-	$-
Liabilities
Derivative liability	1,951,201	-	-	1,951,201
Total liabilities measured at fair value	$1,951,201	$-	$-	$1,951,201

Results of Operations for the Three Months Ended December 31, 2015, compared to the Three Months Ended December 31, 2014.

REVENUE

Total revenue for the three months ended December 31, 2015 increased by $651,872 to $778,075, compared to $126,203 for the three months ended December 31, 2014.  The increase was primarily due to the acquisition of Indaba.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the three months ended December 31, 2015 increased by $600,182 to $819,617, compared to $219,435 for the three months ended December 31, 2014.  The increase was primarily due to the acquisition of Indaba.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative ("SG&A") expenses for the three months ended December 31, 2015 increased by $237,532 to $338,612, compared to $101,080 for the three months ended December 31, 2014.  The increase was due to higher salary and operating expenses, related to the acquisition of Indaba.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended December 31, 2015 and December 31, 2014 were both $0.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended December 31, 2015 increased by $6,305 to $7,430, compared to $1,125 for the three months ended December 31, 2014.  The increase was due to the addition of the computers used by the Indaba employees.

OTHER INCOME AND EXPENSE

Total other income (expense) for the three months ended December 31, 2015 increased by $33,713 to net other income of $54,218, compared to net other income of $20,505 for the three months ended December 31, 2014.  The increase was primarily due to changes in the derivative liability.

NET INCOME/(LOSS)

The consolidated net loss for the three months ended December 31, 2015 was $463,216, compared to the consolidated net loss of $180,624 for the three months ended December 31, 2014.  The increase in net loss for the period was primarily due to an increase of the derivative liability, interest expense and additional operating costs of Indaba.

Results of Operations for the Six Months Ended December 31, 2015, compared to the Six Months Ended December 31, 2014.

REVENUE

Total revenue for the six months ended December 31, 2015 increased by $650,651 to $891,634, compared to $240,983 for the six months ended December 31, 2014.  The increase was primarily due to the acquisition of Indaba.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the six months ended December 31, 2015 increased by $587,766 to $1,027,248, compared to $439,482 for the six months ended December 31, 2014.  The increase was primarily due to the acquisition of Indaba.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative ("SG&A") expenses for the six months ended December 31, 2015 increased by $321,122 to $525,916, compared to $204,794 for the six months ended December 31, 2014.  The increase was due to higher salary and operating expenses, related to the acquisition of Indaba.

RESEARCH AND DEVELOPMENT

Research and development expenses for the six months ended December 31, 2015 and December 31, 2014 were both $0.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the six months ended December 31, 2015 increased by $5,893 to $8,167, compared to $2,274 for the six months ended December 31, 2014.  The increase was due to the addition of the computers used by the Indaba employees.

OTHER INCOME AND EXPENSE

Total other income (expense) for the six months ended December 31, 2015 decreased by $5,043,140 to net other expense of $4,313,054, compared to net other income of $730,086 for the six months ended December 31, 2014.  The decrease was primarily due to changes in the derivative liability.

NET INCOME/(LOSS)

The consolidated net loss for the six months ended December 31, 2015 was ($5,217,894), compared to the consolidated net income of $311,535 for the six months ended December 31, 2014.  The increase in net loss for the period was primarily due to an increase of the derivative liability, interest expense and additional operating costs of Indaba.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($1,259,657) at December 31, 2015 compared to a net working capital deficit of ($2,552,692) at June 30, 2015.  The decrease in net working capital deficit at December 31, 2015 was primarily due to an increase in the derivative liability and additional borrowings.

Cash flow used in operating activities was ($381,509) for the six months ended December 31, 2015, compared to cash flow used in operating activities of ($346,138) for the six months ended December 31, 2014.  The increase in cash flow used in operating activities of $35,371 was primarily due to an increase in net loss, partially offset by loss on derivative liability, stock-based compensation and loss on extinguishment of debt.

Cash flow provided by investing activities was $2,560 for the six months ended December 31, 2015, compared to cash flow used in investing activities of ($2,355) for the six months ended December 31, 2014.  The increase in cash flow used in investing activities of $4,915 was primarily due to the net change in purchasing intangible assets, computer equipment and the acquisition of Indaba.

Cash flow provided in financing activities was $426,500 for the six months ended December 31, 2015, compared to $340,000 for the six months ended December 31, 2014.  The increase in cash flow provided in financing activities of $86,500 was due to a increase in the amount of funds received from the note holders.

The Company has recently been incurring operating losses and experiencing negative cash flow, funded through established borrowing arrangements.  In the future, if the Company does not have sufficient cash-on-hand to fund operations, we expect to draw funds from those borrowing arrangements.

Off-Balance Sheet Arrangements

None.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer that it files under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. The Company's Chairman, Chief Executive Officer, and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2015 (under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  For the year ended June 30, 2015, the Company noted a material weakness in the calculation and recording of complex debt instruments.  During the quarter ended September 30, 2015, management remediated this material weakness by thoroughly evaluating the calculation of complex debt instruments, and again evaluated the effectiveness of this control.  Based on this evaluation, the Company's Chief Executive Officer, and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2015.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time in the future. However, at this time there are no current legal proceedings  to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS

(a) Exhibits

EXHIBIT NO.	DESCRIPTION
3.1

Certificate of Designation for Series A Preferred Stock (Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015.)

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

CLOUDCOMMERCE, INC.
(Registrant)

Dated: February 11, 2016	By:	/s/ Andrew Van Noy
Andrew Van Noy Chief Executive Officer and President (Principal Executive Officer)

/s/ Greg Boden
Greg Boden, Chief Financial Officer (Principal Financial/Accounting Officer)