Form 10-Q
period 2016-03-31
CLOUDCOMMERCE, INC.
filed 2016-05-13
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2016

or

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number: 000-13215

CLOUDCOMMERCE, INC.
(Exact name of registrant as specified in its charter)

NEVADA	30-0050402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1933 Cliff Drive, Suite 1, Santa Barbara, CA 93109
(Address of principal executive offices) (Zip Code)

(805) 964-3313
Registrant's telephone number, including area code

1933 Cliff Drive, Suite 11, Santa Barbara, CA 93109
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

As of May 13, 2016, the number of shares outstanding of the registrant's class of common stock was 105,790,195.

PART I. - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	June 30, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$78,823	$19,051
Accounts receivable, net	335,772	138,308
Prepaid and other current Assets	6,800	5,048
TOTAL CURRENT ASSETS	421,395	162,407

PROPERTY & EQUIPMENT, net	73,476	8,668

OTHER ASSETS
Lease deposit	8,821	5,955
Internet domain	20,202	20,202
Goodwill and other intangible assets	1,785,844	-
TOTAL OTHER ASSETS	1,814,867	26,157

TOTAL ASSETS	$2,309,738	$197,232

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$237,433	$61,866
Accrued expenses	366,859	70,713
Line of credit	87,190	-
Deferred income and customer deposit	3,998	11,998
Convertible notes and interest payable, current, net	1,501,511	619,321
Derivative liability	-	1,951,201
TOTAL CURRENT LIABILITIES	2,196,991	2,715,099

LONG TERM LIABILITIES
Convertible notes and interest payable, net	-	81,563
Accrued expenses, long term	214,803	217,953
TOTAL LONG TERM LIABILITIES	214,803	299,516

TOTAL LIABILITIES	2,411,794	3,014,615

SHAREHOLDERS' DEFICIT
Preferred stock, $0.001 par value;
5,000,000 Authorized shares:	-	-
Series A Preferred stock; 10,000 authorized, 10,000 and zero
issued and outstanding shares, respectively;	10	-
Series B Preferred stock; 20,000 authorized, no shares issued and
outstanding;	-	-
Common stock, $0.001 par value;
2,000,000,000 authorized shares;
105,790,195 shares issued and outstanding, respectively	105,790	105,790
Additional paid in capital	16,403,359	7,679,033
Accumulated deficit	(16,611,215)	(10,602,206)
TOTAL SHAREHOLDERS' DEFICIT	(102,056)	(2,817,383)
	-	-
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$2,309,738	$197,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

REVENUE	$736,978	$147,651	$1,628,612	$388,634

OPERATING EXPENSES
Salaries and outside services	783,824	219,839	1,811,072	668,183
Selling, general and administrative expenses	334,683	112,612	860,599	308,588
Stock based compensation	125,695	48,803	360,837	60,187
Depreciation and amortization	7,302	1,154	15,470	3,428

TOTAL OPERATING EXPENSES	1,251,504	382,408	3,047,978	1,040,386

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(514,526)	(234,757)	(1,419,366)	(651,752)

OTHER INCOME (EXPENSE)
Other income	(2,814)	-	(2,593)	300
Gain (loss) on extinguishment of debt	-	-	(570,975)	118,492
Gain (loss) on changes in derivative liability	-	(935,250)	(3,258,891)	(81,112)
Interest expense	(272,538)	(144,762)	(755,947)	(387,562)

TOTAL OTHER INCOME (EXPENSE)	(275,352)	(1,080,012)	(4,588,406)	(349,882)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(789,878)	(1,314,769)	(6,007,772)	(1,001,634)

PROVISION FOR INCOME TAXES	(1,237)	-	(1,237)	(1,600)

NET LOSS	(791,115)	(1,314,769)	(6,009,009)	(1,003,234)

PREFERRED DIVIDEND	20,000	-	40,000	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(811,115)	$(1,314,769)	$(6,049,009)	$(1,003,234)

NET LOSS PER SHARE
BASIC	$(0.01)	$(0.01)	$(0.06)	$(0.01)
DILUTED	$(0.01)	$(0.01)	$(0.06)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	105,790,195	105,790,195	105,790,195	105,790,195
DILUTED	105,790,195	105,790,195	105,790,195	105,790,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2015	-	$-	105,790,195	$105,790	$7,679,033	$(10,602,206)	$(2,817,383)

Issuance of Series A Preferred stock	10,000	10	-	-	1,999,990	-	2,000,000

Reclassification of derivative accounting	-	-	-	-	5,636,592	-	5,636,592

Beneficial conversion feature	-	-	-	-	766,907	-	766,907

Dividend on Series A Preferred stock	-	-	-	-	(40,000)	-	(40,000)

Stock based compensation	-	-	-	-	360,837	-	360,837

Net loss	-	-	-	-	-	(6,009,009)	(6,009,009)

Balance, March 31, 2016 (unaudited)	10,000	$10	105,790,195	$105,790	$16,403,359	$(16,611,215)	$(102,056)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,009,009)	$(1,003,234)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	15,470	3,428
Bad debt expense	60,411	(20,099)
Stock based compensation	360,837	60,187
Amortization of debt discount	635,495	333,549
(Gain) loss on extinguishment of debt	570,975	(118,492)
Loss on derivative liability	3,258,891	81,112
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	60,485	52,254
Prepaid and other assets	1,819	(4,197)
Increase (Decrease) in:
Accounts payable	64,548	(7,597)
Accrued expenses	253,552	59,237
Deferred income	(8,000)	2,550
Other liabilities	137,461	-

NET CASH (USED IN) OPERATING ACTIVITIES	(597,065)	(561,302)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,436)	(2,355)
Net cash on acquisition	22,773	-
Purchase of intangible assets (see Note 6)	(10,000)	-

NET CASH PROVIDED BY/(USED) IN INVESTING ACTIVITIES	2,337	(2,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid	(20,000)	-
Proceeds from issuance of notes payable	674,500	560,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	654,500	560,000

NET INCREASE/(DECREASE) IN CASH	59,772	(3,657)

CASH, BEGINNING OF YEAR	19,051	50,041

CASH, END OF PERIOD	$78,823	$46,384

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$44
Taxes paid	$4,332	$1,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2016

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CloudCommerce, Inc.'s ("CloudCommerce," "we," "us," or the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2015.

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

The Condensed Consolidated Financial Statements include the Company and its majority-owned subsidiary ("Indaba Group, Inc., a Delaware corporation"). All significant inter-company transactions are eliminated in consolidation.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers' financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balance of the allowance account at March 31, 2016 and June 30, 2015 are $68,492 and $4,808 respectively.

Revenue Recognition

We provide online marketing services that we purchase from third parties.  The gross revenue presented in our statement of operations is in accordance with ASC 605-45.

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives.  Most of the income is generated from professional services and site development fees.  For the quarter ended March 31, 2016, 58% of revenue was concentrated with 4 clients, compared to 54% of revenue concentrated with 4 clients for the quarter ended March 31, 2015.

We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 605-25, which are recognized as the work is performed.

Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved.  The deferred revenue as of March 31, 2016 and June 30, 2015 was $0 and $8,000, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the quarter ended March 31, 2016,

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2016

included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2016 based on the grant date fair value estimated.  Stock-based compensation expense recognized in the statement of operations for the quarter ended March 31, 2016 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the nine months ended March 31, 2016 and 2015 was $360,837 and $60,187, respectively.

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

For the three and nine months ended March 31, 2016, the Company has excluded 126,000,000 options, 28,019,163 warrants outstanding, 10,000 preferred shares and shares issuable from $2,060,747 in convertible notes, because their impact on the loss per share is anti-dilutive.

For the three months ended March 31, 2015, the Company has excluded 91,000,000 options, 28,019,163 warrants outstanding, and shares issuable from $1,084,884 in convertible notes, because their impact on the loss per share is anti-dilutive.

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

3.    LIQUIDITY AND OPERATIONS

The Company had net loss of $6,009,009 for the nine months ended March 31, 2016 and net loss of $1,003,234 for the nine months ended March 31, 2015, and net cash used in operating activities of $597,065 and $561,302 for the same periods, respectively.

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

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2016

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

4.  BUSINESS ACQUISITIONS

 Indaba Group, LLC

On October 1, 2015, the Company completed the acquisition of Indaba Group, LLC, a Colorado limited liability company ("Indaba").  As of that date, the Company's operating subsidiary, Warp 9, Inc, a Delaware corporation, merged with Indaba Group, LLC and the name of the combined subsidiary was changed to Indaba Group, Inc.  The total purchase price of two million dollars ($2,000,000), was paid in the form of the issuance of ten thousand (10,000) shares of the Company's Series A Convertible Preferred Stock, at a liquidation preference of two hundred dollars ($200) per share and payment of working capital surplus in the amount of $70,597.  As of the date of closing, Ryan Shields and Blake Gindi, two of the owners of Indaba, were appointed to the Company's board of directors.

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

	Nine months ended, March 31, 2016	Nine months ended, March 31, 2015
Total revenues	$2,290,452	$2,005,595
Net loss	(6,067,177)	(793,145)
Basic and diluted net loss per common share	$(0.06)	$(0.00)

5.   CONVERTIBLE NOTES PAYABLE

During the quarter ended December 31, 2015, the Company signed addenda to each of its outstanding convertible notes,

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2016

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

On March 25, 2013, the Company issued a convertible promissory note ("the March 2013 Note") in the amount of up to $100,000, at which time an initial advance of $50,000 was received to cover operational expenses.  The lender advanced an additional $20,000 on April 16, 2013, an additional $15,000 on May 1, 2013 and an additional $15,000 on May 16, 2013, for a total draw of $100,000.  The terms of the March 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004.  The March 2013 Note bears interest at a rate of 10% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche. On May 23, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. The balance of the March 2013 Note, as of March 31, 2016 is $85,440, which includes $19,440 of accrued interest.

On May 16, 2013, the Company issued a convertible promissory note ("the May 2013 Note") in the amount of $100,000, at which time an initial advance of $10,000 was received to cover operational expenses.  The lender advanced an additional $20,000 on June 3, 2013, an additional $25,000 on July 2, 2013, an additional $10,000 on September 3, 2013 and an additional $35,000 on February 18, 2014, for a total draw of $100,000.  The terms of the May 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at a conversion price of $0.004.  The Company recognized a discount on the May 2013 Note in the amount of $100,000, due to the beneficial conversion feature.  This discount was recognized over twelve months, and has been fully amortized as of September 30, 2015.  The May 2013 Note bears interest at a rate of 10% per year and payable upon demand, but in no event later than 60 months from the effective date of each tranche.  The balance of the May 2013 Note, as of March 31, 2016 is $125,379, which includes $25,379 of accrued interest.

On March 4, 2014, the Company issued a convertible promissory note ("the March 2014 Note") in the amount of $250,000, at which time an initial advance of $25,000 was received to cover operational expenses.  The lender advanced an additional $20,000 on March 17, 2014 and an additional $30,000 on April 2, 2014, for a total draw of $75,000.  The terms of the March 2014 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at a conversion price of $0.004.  The Company recorded a debt discount of $75,000 related to the beneficial conversion feature of the March 2014 Note.  This discount is recognized over 18 months, beginning on the date of each tranche payment. For the quarter ended March 31, 2016, the Company included $4,921 in interest expense related to the discount.  As of March 31, 2016, the portion of the discount that has not been amortized is $8,489.  The March 2014 Note bears interest at a rate of 10% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche.  The balance of the March 2014 Note, as of March 31, 2016 is $90,266, which includes $15,266 of accrued interest.

On April 16, 2014, the Company issued a convertible promissory note ("the April 2014 Note") in the amount of $300,000, at which time an initial advance of $40,000 was received to cover operational expenses.  The lender advanced an additional $55,000 on April 30, 2014, an additional $40,000 on May 16, 2014, an additional $40,000 on June 2, 2014, an additional $35,000 on June 30, 2014, an additional $40,000 on July 18, 2014, and an additional $50,000 on August 15, 2014, for a total draw of $300,000.  The terms of the April 2014 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004.  The Company recorded debt discount of $300,000 related to the conversion feature of the April 2014 Note.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  For the quarter ended March 31, 2016, the Company included $1,726 in interest expense related to the discount.  As of March 31, 2016, the portion of the discount that has not been amortized is $3,775.  The April 2014 Note bears interest at a rate of 10% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche.  The balance of the April 2014 Note, as of March 31, 2016 is $354,316, which includes $54,316 of accrued interest.

On September 5, 2014, the Company issued a convertible promissory note ("the September 2014 Note") in the amount of $250,000, at which time an initial advance of $40,000 was received to cover operational expenses.  The lender advanced an additional $10,000 on September 17, 2014, an additional $30,000

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2016

on October 1, 2014, an additional $40,000 on October 16, 2014, an additional $40,000 on October 31, 2014, an additional $40,000 on November 18, 2014, and an additional $50,000 on December 16, 2014, for a total draw of $250,000.  The terms of the September 2014 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004.  The Company recorded a debt discount of $250,000 related to the conversion feature of the September 2014 Note.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  For the quarter ended March 31, 2016, the Company included $49,424 in interest expense related to the discount.  As of March 31, 2016, the portion of the old and new discount that has not been amortized is $17,166.  The September 2014 Note bears interest at a rate of 10% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche.  The balance of the September 2014 Note, as of March 31, 2016 is $285,729, which includes $35,729 of accrued interest.

On January 5, 2015, the Company issued a convertible promissory note ("the January 2015 Note") in the amount of $250,000, at which time an initial advance of $30,000 was received to cover operational expenses.  The lender advanced an additional $45,000 on January 20, 2015, an additional $45,000 on February 2, 2015, an additional $35,000 on February 16, 2015, an additional $35,000 on March 2, 2015, an additional $30,000 on March 17, 2015, an additional $20,000 on April 2, 2015, and an additional $10,000 on April 17, 2015, for a total draw of $250,000.  The terms of the January 2015 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004.  The Company recorded a debt discount of $250,000 related to the conversion feature of the January 2015 Note.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  For the quarter ended March 31, 2016, the Company included $32,172 in interest expense related to the discount.  As of March 31, 2016, the portion of the new discount that has not been amortized is $47,426.  The January 2015 Note bears interest at a rate of 10% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche.  The balance of the January 2015 Note, as of March 31, 2016 is $278,081, which includes $28,081 of accrued interest.

On May 4, 2015, the Company issued a convertible promissory note ("the May 2015 Note") in the amount of $250,000, at which time an initial advance of $33,000 was received to cover operational expenses.  The lender advanced an additional $43,000 on May 18, 2015, an additional $45,000 on June 2, 2015, an additional $10,000 on June 17, 2015, an additional $38,000 on July 2, 2015, an additional $37,000 on July 17, 2015, and additional $10,000 on August 5, 2015, and an additional $34,000 on August 19, 2015, for a total draw of $250,000.  The terms of the May 2015 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004.  The Company recorded a debt discount of $250,000 related to the conversion feature of the May 2015 Note.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  For the quarter ended March 31, 2016, the Company included $24,944 in interest expense related to the discount.  As of March 31, 2016, the portion of the new discount that has not been amortized is $73,690.  The May 2015 Note bears interest at a rate of 10% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche.  The balance of the May 2015 Note, as of March 31, 2016 is $269,481, which includes $19,481 of accrued interest.

On August 19, 2015, the Company issued a convertible promissory note ("the August 2015 Note") in the amount of $250,000, at which time an initial advance of $3,000 was received to cover operational expenses.  The lender advanced an additional $40,000 on September 1, 2015, and an additional $31,000 on September 17, 2015, for a total draw of $74,000.  The terms of the August 2015 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004.  The Company recorded a debt discount of $74,000 related to the conversion feature of the August 2015 Note.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  For the quarter ended March 31, 2016, the Company included $7,495 in interest expense related to the discount.  As of March 31, 2016, the portion of the new discount that has not been amortized is $28,096.  The August 2015 Note bears interest at a rate of 10% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche.  The balance of the August 2015 Note, as of March 31, 2016 is $78,173, which includes $4,173 of accrued interest.

On October 1, 2015, the Company issued a convertible promissory note (the "October 2015 Note") in the amount of $1,000,000, at which time an initial advance of $38,000 was received to cover operational expenses.  The lender advanced an additional $38,500 on October 16, 2015, an additional $65,000 on November 17, 2015, an additional $32,000 on December 7, 2015, an additional $60,000 on December 17, 2015, an additional $35,000 on January 4, 2016, an additional $52,000 on January 19, 2016, an additional $58,000 on February 2, 2016, an additional $36,000 on February 18, 2016, an additional $40,000 on March 2, 2016, and an additional $27,000 on March 21, 2016, for a total draw of $481,500.  The terms of the

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2016

October 2015 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004.  The October 2015 Note bears interest at a rate of 10% per year and matures 12 months from the effective date of each advance.  The Company recorded a debt discount of $481,500 related to the conversion feature of the October 2015 Note.  This discount is recognized over 12 months, beginning on the date of each tranche payment.  For the quarter ended March 31, 2016, the Company included $103,688 in interest expense related to the discount.  As of March 31, 2016, the portion of the discount that has not been amortized is $380,594. The balance of the October 2015 Note, as of March 31, 2016 is $493,882, which includes $12,382 of accrued interest.

Following is the five year maturity schedule for our convertible notes payable:

Year ended June 30,	Amount Due
2016	$911,701
2017	$589,810
2018	$-
2019	$-
2020	$-

Fair value of financial instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of March 31, 2016 and 2015, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

We measure certain financial instruments at fair value on a recurring basis.  As of March 31, 2016 the Company had no Assets and liabilities measured at fair value on a recurring basis per ASC Topic 820.

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liability	1,951,201	-	-	1,951,201
Total liabilities measured at fair value	$ 1,951,201	$ -	$ -	$ 1,951,201

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2016

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of July 1, 2015	$1,951,201
Fair value on issuance of debt	426,500
Change on settlement of debt	(5,636,592)
Loss on change in derivative liability	3,258,891
Ending balance as of December 31, 2015	$-

6.   RELATED PARTIES

During the three months ended March 31, 2016, the Company had the following related party transactions:

On January 12, 2016, the Company borrowed $100,000 from Bountiful Capital, LLC to cover operating costs.  The loan was offered interest free on a short term basis, and was due February 12, 2016.  As of the date of this filing, the loan has not been repaid, nor has the lender demanded payment.  The Company is currently discussing options to either extend the maturity date or refinance the balance due.  The Chief Financial Officer of the Company, Greg Boden, is also the President of Bountiful Capital, LLC.  Therefore, this loan transaction was with a related party.

7.   INTANGIBLE ASSETS

On June 26, 2015, the Company purchased the rights to the domain "CLOUDCOMMERCE.COM", from a private party at a purchase price of $20,000, plus transaction costs of $202, which will be used as the main landing page for the Company.  The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet.  As of September 30, 2015, we determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense.  The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

On September 22, 2015, the Company purchased the trademark rights of "CLOUDCOMMERCE", from a private party at a purchase price of $10,000.  The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet.  The trademark expires in 2020 and may be renewed for an additional 10 years.  Therefore, as of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense.  For the quarter ended March 31, 2016, the Company included $172 in depreciation and amortization expense related to this trademark.

8.    CAPITAL STOCK

At March 31, 2016 the Company's authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share. At March 31, 2015 the Company's authorized stock consists of 495,000,000 shares of common stock, par value $0.001 per share.  The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.  The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock and 20,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series A Preferred stock is convertible into 10,000 shares of the Company's common stock. The holders of outstanding shares of Series A Preferred Stock shall be entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefor, at the rate of Eight dollars ($8) per share per annum, payable in preference and priority to any payment of any dividend on the Common Stock. Each share of Series B Preferred Stock shall have a stated value of $100.00 The Series B Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the Stated Value by a conversion price of $0.004 per share. The holders of outstanding shares of the Series B Preferred Stock shall be entitled to receive dividends, payable when Series B Preferred Stock is converted to Common Stock, out of any assets of the Corporation legally available at the rate of 10% per annum based on the Share Value, The right to such dividends on the Series B Preferred Stock shall be cumulative.  At the sole option of the Holder, dividends can be converted into Common Stock at the Conversion Price.  Series B Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Corporation for their action or consideration at any meeting of stockholders of the Corporation.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2016

On October 1, 2015, the Company completed the acquisition of Indaba Group, LLC, a Colorado limited liability company.  The Company paid two million dollars ($2,000,000) for the acquisition in the form of ten thousand (10,000) shares of the Company's Series A Convertible Preferred Stock, at a liquidation preference of two hundred dollars ($200) per share. The Company has accrued $20,000 in dividends payable as of March 31, 2016.

9.    STOCK OPTIONS AND WARRANTS

Stock Options

Our 2003 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "2003 Plan") authorizing the issuance of up to 5,000,000 shares of our common stock pursuant to the grant and exercise of up to 5,000,000 stock options terminated upon the expiration of the remaining options granted under the 2003 Plan on May 24, 2014.  In the future, we plan to establish a new stock option plan pursuant to which stock options may be authorized and granted to our executive officers, directors, employees and key consultants.  We expect to authorize up to 10% of our issued and outstanding Common Stock for future issuance under such plan.  We believe that stock option awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders.  The board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive's position, his or her performance and responsibilities, and the amount of options, if any, currently held by the officer and their vesting schedule.  Our policy prohibits backdating options or granting them retroactively.  As of March 31, 2016, 126,000,000 stock options granted outside of the Plan were outstanding.

The Company used the historical industry index to calculate volatility, since the Company's stock history did not represent the expected future volatility of the Company's common stock.  The weighted average remaining contractual life of options outstanding as of March 31, 2016 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.015	35,000,000	6.41
$0.013	63,000,000	6.06
$0.013	15,000,000	5.97
$0.053	12,500,000	3.37
$0.004	500,000	5.54
	126,000,000

A summary of the Company's stock option activity and related information follows:

	Period ended March 31, 2016
		Weighted
		average
		exercise
	Options	price
Outstanding -beginning of period	91,000,000	$ 0.012
Granted	35,000,000	$ 0.015
Exercised	-	-
Forfeited	-	-
Outstanding - end of period	126,000,000	$ 0.013
Exercisable at the end of period	49,235,616	$ 0.011
Weighted average fair value of
options granted during the year		$ 525,000

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2016

Warrants

During the quarter ended March 31, 2016, the Company issued no warrants for services. A summary of the Company's warrant activity and related information follows:

	Period ended March 31, 2016
		Weighted
		average
		exercise
	Warrants	price
Outstanding -beginning of period	28,019,163	$0.003
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding and exercisable - end of period	28,019,163	$0.003

        The weighted average remaining contractual life of warrants outstanding as of March 31, 2016 was as follows:

Weighted
Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.003	28,019,163	0.27

10. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the period ended March 31, 2016 and 2015, there were non-cash financing activities as follows:

	2016	2015
Preferred stock issued for acquisition	$2,000,000	$-
Reclassification of derivative accounting	$5,636,592	$-

11. CONCENTRATIONS

For the three months ended March 31, 2016 and 2015, the Company had four and four major customers who represented approximately 58% and 54% of total revenue, respectively.  For the nine months ended March 31, 2016 and 2015, the Company had three and five major customers who represented approximately 50% and 45% of total revenue, respectively. At March 31, 2016 and June 30, 2015, accounts receivable from four and four customers, respectively, represented approximately 44% and 63% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

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

MARCH 31, 2016

13.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following events:

On April 1, 2016, the Company received an advance of $22,000, on the October 2015 Note.

On April 18, 2016, the Company entered into an unsecured promissory note (the "April 2016 Note") in the amount of $500,000, at which time an initial advance of $35,500 was received to cover operational expenses.  The April 2016 Note is payable upon demand, but in no case later than April 18, 2019. The April 2016 Note bears interest at a rate of 5% per year.  On May 2, 2016, the Company received an additional advance of $41,000, on the April 2016 Note.

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

Fair value of financial instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of March 31, 2016 and 2015, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

We measure certain financial instruments at fair value on a recurring basis.  The Company had no assets and liabilities measured at fair value on a recurring basis as of March 31, 2016.

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liability	1,951,201	-	-	1,951,201
Total liabilities measured at fair value	$1,951,201	$ -	$ -	$1,951,201

Results of Operations for the Three Months Ended March 31, 2016, compared to the Three Months Ended March 31, 2015.

REVENUE

Total revenue for the three months ended March 31, 2016 increased by $589,327 to $736,978, compared to $147,651 for the three months ended March 31, 2015.  The increase was primarily due to the acquisition of Indaba.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the three months ended March 31, 2016 increased by $563,985 to $783,824, compared to $219,839 for the three months ended March 31, 2015.  The increase was primarily due to the acquisition of Indaba.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative ("SG&A") expenses for the three months ended March 31, 2016 increased by $222,071 to $334,683, compared to $112,612 for the three months ended March 31, 2015.  The increase was due to higher salary and operating expenses, related to the acquisition of Indaba.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended March 31, 2016 and March 31, 2015 were both $0.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended March 31, 2016 increased by $6,148 to $7,302, compared to $1,154 for the three months ended March 31, 2015.  The increase was due to the addition of the computers used by the Indaba employees.

OTHER INCOME AND EXPENSE

Total other income (expense) for the three months ended March 31, 2016 increased by $804,660 to net other expense of $275,352, compared to net other expense of $1,080,012 for the three months ended March 31, 2015.  The increase was primarily due to the discontinuance of derivative accounting.

NET INCOME/(LOSS)

The consolidated net loss for the three months ended March 31, 2016 was $791,115, compared to the consolidated net loss of $1,314,769 for the three months ended March 31, 2015.  The decrease in net loss for the period was primarily due to the discontinuance of derivative accounting, partially offset by interest expense and additional operating costs of Indaba.

Results of Operations for the Nine Months Ended March 31, 2016, compared to the Nine Months Ended March 31, 2015.

REVENUE

Total revenue for the nine months ended March 31, 2016 increased by $1,239,978 to $1,628,612, compared to $388,634 for the nine months ended March 31, 2015.  The increase was primarily due to the acquisition of Indaba.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the nine months ended March 31, 2016 increased by $1,142,889 to $1,811,072, compared to $668,183 for the nine months ended March 31, 2015.  The increase was primarily due to the acquisition of Indaba.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

SG&A expenses for the nine months ended March 31, 2016 increased by $552,011 to $860,599, compared to $308,588 for the nine months ended March 31, 2015.  The increase was due to higher salary and operating expenses, related to the acquisition of Indaba.

RESEARCH AND DEVELOPMENT

Research and development expenses for the nine months ended March 31, 2016 and March 31, 2015 were both $0.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the nine months ended March 31, 2016 increased by $12,042 to $15,470, compared to $3,428 for the nine months ended March 31, 2015.  The increase was due to the addition of the computers used by the Indaba employees.

OTHER INCOME AND EXPENSE

Total other income (expense) for the nine months ended March 31, 2016 decreased by $4,238,524 to net other expense of $4,588,406, compared to net other expense of $349,882 for the nine months ended March 31, 2015.  The decrease was primarily due to changes in the derivative liability.

NET INCOME/(LOSS)

The consolidated net loss for the nine months ended March 31, 2016 was $6,009,009, compared to the consolidated net loss of $1,003,234 for the nine months ended March 31, 2015.  The increase in net loss for the period was primarily due to an increase of the derivative liability, interest expense and additional operating costs of Indaba.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($1,775,596) at March 31, 2016 compared to a net working capital deficit of ($2,552,692) at June 30, 2015.  The decrease in net working capital deficit at March 31, 2016 was primarily due to the discontinuance of derivative accounting, partially offset by additional borrowings.

Cash flow used in operating activities was ($597,065) for the nine months ended March 31, 2016, compared to cash flow used in operating activities of ($561,302) for the nine months ended March 31, 2015.  The increase in cash flow used in operating activities of $35,763 was primarily due to an increase in net loss, partially offset by loss on derivative liability, stock-based compensation and loss on extinguishment of debt.

Cash flow provided by investing activities was $2,337 for the nine months ended March 31, 2016, compared to cash flow used in investing activities of ($2,355) for the nine months ended March 31, 2015.  The increase in cash flow used in investing activities of $4,692 was primarily due to the net change in purchasing intangible assets, computer equipment and the acquisition of Indaba.

Cash flow provided in financing activities was $654,500 for the nine months ended March 31, 2016, compared to $560,000 for the nine months ended March 31, 2015.  The increase in cash flow provided in financing activities of $94,500 was due to an increase in the amount of funds received from the note holders.

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

Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2016 (under the supervision and with the participation of the Company's Chairman, Chief Executive Officer, and Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Company's Chief Executive Officer, and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2016.

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

CLOUDCOMMERCE, INC.
(Registrant)

Dated: May 13, 2016	By:	/s/ Andrew Van Noy
Andrew Van Noy Chief Executive Officer and President (Principal Executive Officer)

/s/ Greg Boden
Greg Boden, Chief Financial Officer (Principal Financial/Accounting Officer)