Form 10-K
period 2016-06-30
CLOUDCOMMERCE, INC.
filed 2016-09-27
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2016

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 005-56293

CLOUDCOMMERCE, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0050402
(State of Incorporation)	(I.R.S. Employer Identification No.)

1933 Cliff Dr., Suite 1, Santa Barbara, California 93109

(Address of principal executive offices)

(805) 964-3313

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: common stock $0.001 par value

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[x]	No	[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[_]

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $622,000 as of  December 31, 2015, the last business day of the registrant's most recently completed second fiscal quarter (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by OTC Bulletin Board).

There were 129,899,595 shares outstanding of the registrant's Common Stock as of September 27, 2016.

PART I

ITEM 1. BUSINESS

General

CloudCommerce, Inc. ("CloudCommerce," "we," "us," "our," or the "Company") is a global provider of cloud-driven e-commerce and mobile commerce solutions. Through our wholly-owned subsidiaries, we provide online merchants and leading brands with complete solutions for successfully conducting business with customers anytime, anywhere and on any device. Whether it is selling products or services online or making business processes available on the cloud, we deliver solutions that maximize user experience with real-time integration to enterprise applications. We focus primarily on four main areas to deliver exceptional value to our customers: engaging frontend design, robust backend integration, effective digital marketing and analytics, and complete solutions management.

To better serve our customers and create value for our shareholders, we strategically acquire profitable cloud commerce solutions providers with strong management teams.

Company History

CloudCommerce, Inc. ("CloudCommerce," "we," "us," "our," or the "Company") was incorporated in Nevada on January 22, 2002 and was formerly known as Warp 9, Inc., Roaming Messenger, Inc., and Latinocare Management Corporation.  On August 24, 2006, the Company's board of directors (the "Board of Directors") and majority shareholders voted to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc. to reflect a new strategic plan of focusing primarily on the business of the Company's wholly-owned subsidiary, Warp 9, Inc., a Delaware corporation that is an e-commerce Software-as-a-Service ("SaaS") provider.  On July 9, 2015, the Company's Board of Directors and majority shareholders voted to change the name of the Company from Warp 9, Inc. to CloudCommerce, Inc. to reflect the Company's current business plan of strategically acquiring profitable CloudCommerce solutions providers with strong management teams.  On October 1, 2015, our operating subsidiary, Warp 9, Inc., merged with and into Indaba Group, LLC, with Warp 9, Inc. being the surviving entity. The name of the subsidiary was changed on October 6, 2015 to Indaba Group, Inc. ("Indaba").

Industry Overview

Growth of Mobile and Digital Commerce

We believe there are a number of factors that are contributing to the growth of mobile and digital commerce, including the following: (i) accessibility and adoption of smartphone devices throughout the world; (ii) rapid advancements in high-speed internet and 4G cellular networks making the internet more available, reliable, and efficient; (iii) shoppers are more comfortable with the process of browsing and buying products from their mobile devices; (iv) the functionality of both mobile and desktop e-commerce sites continues to improve, a greater range of mobile payment options are available, and special offers and shipping discounts are making online shopping more attractive; (v) businesses are placing more emphasis on their digital commerce strategies as mobile and desktop commerce can reach a larger audience at a comparatively lower cost than the methods used to drive traffic to traditional brick-and-mortar retail stores. As a result of these growth drivers, we believe retailers and wholesalers have begun to build large, global customer bases that can be reached cost-effectively, potentially resulting in higher sales and profitability.

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

Core Services

Our core solutions are creating optimal front-end user experiences, building enterprise back-end application integrations, driving traffic mobile e-commerce, desktop e-commerce and managed hosting.

Front-End User Experience

Without an optimal user interface, even the most technically advanced solution will not achieve great business results. Therefore, we design our solutions with the end-user first. From fast loading webpages, to user-friendly navigation, to high quality graphic designs, to useful organization of information, we apply industry best practices along with our deep internal expertise to deliver solutions that delight the customers in their online experience of a company's brand.

Back-End Enterprise Application Integration

In an increasingly omni-channel world, seamless integration between web channels, mobile channels, and brick-and-mortar channels, are critical in serving the demanding and technically savvy customers of the 21st century. For example, an e-commerce site without real-time inventory data will frustrate customers with backorders, impedes a company's growth, and erodes brand loyalty. These channels can integrate to each other through the cloud, or centrally through cloud-connected back-end business systems. Whether the back-end system is a full-blown enterprise resource planning (ERP) software like SAP and Oracle, or a medium size system such as Brightpearl, our expert teams can customize a solution using best-of-breed middleware, or custom engineering, to achieve any level of integration our customers desire.

Digital Marketing And Analytics

Once a solution is deployed, regardless of whether it's for business-to-consumer (B2C) or business-to-business (B2B) transactions, effective digital marketing and analytics are absolutely essential to ensuring online success. Our teams can perform a myriad of digital marketing services such as, search engine optimization, e-mail campaign creation, or social promotions. In addition to digital marketing services, we also apply data analytics to help businesses understand the behavior of their online customers to derive actionable refinements to business or marketing programs.

Complete Solutions Management

Our mission is to be a full service provider of cloud commerce solutions to medium, large, and global enterprises. From front-end design, to back-end integration, to digital marketing, our solutions are as complete as our customers want them to be. In addition to development, we can also fully manage our client solutions with services such as technology consulting, ongoing maintenance, hosting infrastructure build out and management. We are constantly expanding our base of talents and expertise to deliver a full range of solutions such as social, mobile, e-commerce, and e-business.

Revenue Model

We have a variety of revenue-generating models. We charge fixed or variable implementation fees to design, build and launch websites. In addition, we have several retainer arrangements for other services that vary in term length that provides reliable income. Our professional services are billed at hourly or monthly rates, depending on the customer's needs. We believe this flexibility allows us to attract customers while maximizing profits based on billable hours.

Benefits to Clients

Our complete solution of providing robust technology along with complementary professional services delivers many benefits to our customers.

Reduced Total Cost of Ownership and Risk

Utilizing our services, businesses can dramatically reduce or eliminate upfront and ongoing hardware, software, maintenance and support costs associated with developing, customizing, deploying and upgrading an in-house e-commerce solution. They can have a global e-commerce presence without assuming the costs and risks of developing it themselves and take immediate advantage of the investments we continually make in our e-commerce systems and associated services. Our commitment to the latest technologies and e-commerce functionality helps ensure that our clients maintain pace with industry advances.

Revenue Growth

We help our clients grow their businesses by leveraging our experience to (i) increase the acquisition, retention and lifetime value of new customers; (ii) extending their businesses into new geographic markets; and (iii) expanding the visibility and sales of their products through new online sales channels. We have developed substantial expertise in online marketing and merchandising which we apply to help our clients increase traffic to their online stores and improve order close ratios, average order sizes and repeat purchases, all of which are designed to generate higher revenues for our clients' businesses and greater revenue for the Company.

Deployment Speed

Businesses can reduce the time required to develop an e-commerce presence by utilizing our outsourced business model. Typically, a new client can have an online store live much more quickly than if they decided to build, test and deploy the e-commerce capability in-house. Once they are operational, clients can make real-time changes to their online store, allowing them to address issues and take advantage of opportunities without technical assistance.

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

Sales and Marketing

Our objective is to be a leading global provider of cloud-driven e-commerce and mobile commerce solutions.  To achieve this objective, we have assembled a team of experts working collectively for the best interest of our customers.

During the client sales process, our team delivers demonstrations, presentations, proposals and contracts.  Many new customers have been retained through email marketing, direct sales, and word-of-mouth referrals. Our direct sales efforts are aimed at senior marketing and information technology (IT) executives within a retailer or B2B company who are looking to create or expand their mobile and e-commerce operations.  Word-of-mouth referrals have been very valuable to us and we intend to continue nurturing our customer and industry relationships to maximize these referrals.

In addition to our direct sales efforts and referrals, we have established and continue to explore channel partnerships to expand our customer base.  Prospective channel partners include existing Magento development companies, hosting providers, ERP vendors, and e-commerce marketing professionals. With the growing maturity of multi-channel mobile and desktop e-commerce strategies, many of the robust backend systems providers are looking for robust mobile and desktop e-commerce solutions, such as what CloudCommerce provides.

Competition

The market for e-commerce solutions is highly fragmented with vendors providing expertise in specific areas.  Usually, merchants or online sellers must manage multiple vendors that supply specific services.  We compete with other outsourced e-commerce providers as well as with companies that maintain their own internal teams and build their solutions themselves.  The competition we encounter includes:

  In-house development of e-commerce capabilities using tools or applications from companies including, but not limited to, Art Technology Group, Netsuite, and IBM;

  E-Commerce capabilities custom-developed by companies including, but not limited to, IBM Global Services, and Accenture, Inc.;

  Other providers of outsourced e-commerce solutions including, but not limited to Demandware, Volusion, UniteU and MarketLive;

  Companies that provide technologies, services or products that support a portion of the e-commerce process, such as payment processing, including, but not limited to, CyberSource Corporation, PayPal Corporation and Authorize.net;

  High-traffic branded websites that generate a substantial portion of their revenue from e-commerce and may offer or provide to others the means to offer their products for sale, including, but not limited to, Amazon.com, Inc.; and

  Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offering, including, but not limited to, Network Solutions, LLC, Akamai Technologies, Inc., Yahoo! Inc., eBay Inc. and Hostopia.com Inc.

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

Employees

As of September 27, 2016, we had 28 full time employees, four of whom are employed in administrative positions, three in sales and marketing positions, and 21 employees in technical positions.  All but seven employees are located in Colorado, with five located in California, one in Montana and one in Texas.

All of our employees have executed agreements that impose nondisclosure obligations on the employee and assign to us (to the extent permitted by state and federal laws) all copyrights and other inventions created by the employee during his employment with us. Additionally, we have a trade secret protection policy in place that management believes to be adequate to protect our intellectual property and trade secrets.

Seasonality

We do not anticipate that our business will be substantially affected by seasonality.

We have registered trademarks for Warp 9® and CloudCommerce®.

ITEM 1A.  RISK FACTORS

We have a history of losses and can provide no assurance of our future operating results.

We have experienced net losses and negative cash flows from operating activities and we expect such losses and negative cash flows to continue in the foreseeable future. As of June 30, 2016 and 2015, we had working capital deficit of $923,480 and $2,552,692, respectively.   For the years ended June 30, 2016 and 2015, we incurred net losses of $7,492,111 and $404,210, respectively.   The opinion of our independent registered public accountants on our audited financial statements as of and for the years ended June 30, 2016 and 2015 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling $1,128,004 at June 30, 2016 resulting from the acquisition of Indaba Group, LLC. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year and plan to conduct the next evaluation in conjunction with the preparation of our financial statements for the quarter ending June 30, 2017. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

We operate with significant levels of debt and rely on funding to operate.

As of June 30, 2016, our total outstanding debts were approximately $549,000. Due to operational losses, we continue to require funding from our lenders to cover operational expenses.  Although we are not required to make quarterly or annual payments on the outstanding balance of our debt, interest accrues on the principal amount of such debt and the balance is required to be paid back at some point in the future. There is no guarantee that we will have sufficient funds to pay our obligations, nor is there a guarantee that our lenders will re-finance the debts or extend the maturity dates.

There is no guarantee that our lenders will continue to support us.

We may require additional capital to fund operations, finance additional acquisitions, purchase computer equipment, expand into additional markets, initiate advertising campaigns, or hire key personnel.  Although we have positive working relationships with our lenders, there is no guarantee that the lenders will continue to support us in all the ways we choose to spend our capital.  If our lenders choose not to fund the Company, then our operations may be halted, our growth may decrease or we may need to scale back on our expenditures.

We are operating at a loss and may incur additional losses in the future.

Our net loss for the year ended June 30, 2016 was $(7,492,111). To reach our business growth objectives, we currently expect to increase our operating, sales, and marketing expenses, as well as capital expenditures.  To offset these expenses, we will need to generate additional profitable revenue.  If our revenue declines or grows slower than either we anticipate or our clients' projections indicate, or if our operating, sales and marketing expenses exceed our expectations or cannot be reduced to an appropriate level, we may not generate sufficient revenue to be profitable or be able to sustain or increase profitability on a quarterly or annual basis in the future.

We are dependent on key personnel for our operations.  If those key personnel were to leave the Company, operations may suffer.

Our performance is highly dependent on the continued services of our executive officers and other key personnel, the loss of any of whom could materially adversely affect our business.  In addition, we need to attract and retain other highly-skilled, technical and managerial personnel for whom there is intense competition.  For example, if we are unable to hire or continually train our employees to keep pace with the rapid and continuing changes in technology and the markets we serve or changes in the types of services our clients are demanding, we may not be able to develop and deliver new services and solutions to fulfill client demand.  Our inability to attract and retain qualified technical and managerial personnel could materially adversely affect our ability to maintain and grow our business significantly.

If labor rates for key personnel increases, the increase may strain cash flows further.

Competition for labor could substantially increase our labor costs.  Although we seek to preserve the contractual ability to pass through increases in labor costs to our clients, not all of our current contracts provide us with this protection, and we may enter into contracts in the future which limit or prohibit our ability to pass through increases in labor costs to our clients. If we are unable to pass costs through to our clients, our financial condition may be materially affected.

Future acquisitions may include an equity component that may dilute the positions of current stockholders.

As we search for additional companies to acquire, the components of the purchase price include a combination of cash, debt and equity.  The issuance of a substantial amount of equity may have a dilutive effect on our current shareholders upon such equity being deemed free-trading.  Although this dilution may result in higher trading volume, it may result in lower market prices, which may limit an investor's ability to obtain a return on their investment.

Even though the Company incurs significant costs while attempting to acquire other businesses, there is no guarantee that the transaction will be consummated

The Company incurs significant costs associated with both searching for companies to acquire and in closing a transaction.  These costs include, but are not limited to, airfare, legal, audit and consulting fees.  Because the merger/acquisition is not only dependent on both parties being dedicated to the completion of the transaction, but also the operational fit must be right, we may not close on all transactions we pursue.  Incomplete transactions may result in significant capital out flows with no benefit to the Company.

If there is a triggering event that adversely effects the Company, then our intangible assets may be impaired, resulting in significant write offs.

Goodwill and identifiable intangible assets represented approximately 75% of our total assets as of June 30, 2016.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date.  We are required to test goodwill and intangible assets for impairment annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value below its book value.  Such factors requiring an interim test for impairment include loss of key employees, pending bankruptcy, loss of a significant client, declining sales, significant cost increases, change in management or declining spend in the industry.  If it is determined that there has been an event that may reduce the fair value of our intangible assets, then we would be required to write off all, or a portion, of the balance recorded as intangible assets.  Such a write off would reduce earnings during the period of the write off.

We may become a party to litigation involving intellectual property rights, employment violations, breach of contract, or other lawsuit, which may place a burden on management and cash flows.

Third parties have asserted, and may in the future assert, that our business, the technologies we use, or the business practices we use, infringe on their intellectual property rights or employment rights or that we are in violation of other rights or laws.  Defending the Company against such actions may require significant time of management and substantial amounts of money.  We cannot predict whether third parties will assert claims in the future or whether any future claims will prevent us from offering our products or services.  If we are found to be in the wrong, we may be required to pay a significant amount of money which could include damages and attorneys' fees.

A portion of our services are provided by third parties which we do not control.  Such third parties may provide poor service which may harm the relationships we have with our clients.

We currently, and may in the future, rely on third party providers to provide various portions of our service offering.  If our business relationship with a third-party provider is negatively affected, or is terminated, we might not be able to deliver the corresponding service offering to our clients, which could cause us to lose clients and future business, reducing our revenues.  Any such failure on the part of the third party, may damage our reputation and otherwise result in a material adverse effect upon our business and financial condition.

A large portion of our revenue is concentrated with a small number of clients.

For the year ended June 30, 0216, three clients represented approximately 44% of our service fee revenue and we currently expect these clients will represent approximately 44% of our service fee revenue during the year ended June 30, 2017. Termination, reduction, or delay of our services under a contract could result from factors unrelated to our work product or the progress of the project such as factors related to business or financial conditions of the client, changes in client strategies or the domestic or global economy generally. Termination, reduction or substantial delay of services any significant client, or nonrenewal of any significant client contract, or the nonpayment of a material amount of our service fees by a significant client, could have a material adverse effect upon our business, results of operation and financial condition.

If a larger number of companies compete with us, it may be difficult to grow or maintain our revenue.

Many companies offer, on an individual basis, one or more of the same services we do, and we face competition from many different sources depending upon the type and range of services requested by a potential client.  Many of these companies have greater capabilities and resources than we do for the single or multiple functions they provide.  In addition, we compete against other professional service firms that have substantial offshore operations with lower labor costs, which enable them to offer lower pricing to potential clients.  We cannot be certain we will be able to compete successfully against these or other competitors in the future.

In addition, growth in our clients' e-commerce businesses may cause a client to consider making the necessary investments to process their e-commerce operations in-house.  In such event, unless we can provide a more cost-effective solution to the client, the client may choose to terminate our services.  There is no assurance that we will be able to provide a more cost-effective solution, or that any such solution will not reduce our profitability or be accepted by the client.

If we do not accurately price our fixed fee projects, the Company may suffer from decreased cash flows.

When making a proposal for, or managing, a fixed-price engagement, we rely on our estimates of costs and timing for delivering our services, which may be based on limited data and could be inaccurate.  If we do not accurately estimate our costs and the timing for completion of a fixed-price project, the contract for such a project could prove unprofitable or yield a profit margin that is lower than expected.  Losses, if any, on fixed-price contracts are recognized when the loss is determined. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts, including delays caused by factors outside of our control, could make these contracts less profitable or unprofitable and may affect the amount of revenue, profit, and profit margin reported in any period.

Our industry is dependent on quickly evolving technologies and knowledge.  If we do not maintain proper technology or knowledge, then our operations may be adversely affected.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our services and the underlying network infrastructure.  If we are unable to adapt to changing market conditions, client requirements or emerging industry standards, our business could be adversely affected. The internet and e-commerce environments are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete.  We must continue to address the increasingly sophisticated and varied needs of our clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Due to the low price and volume of our stock, a shareholder may be unable to sell shares, or may lose money on their investment.

The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, announcements of material adverse events, general conditions in our industry or the public marketplace and other events or factors, including the thin trading of our common stock.  In addition, stock markets have experienced extreme price and trading volume volatility in recent years.  This volatility has had a substantial effect on the market prices of securities of many technology-related companies for reasons frequently unrelated to the operating performance of the specific companies.  These broad market fluctuations may adversely affect the market price of our common stock. In addition, if our operating results differ from our announced guidance or the expectations of equity research analysts or investors, the price of our common stock could decrease significantly.

Our common stock is subject to the "penny stock" rules of the sec and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission (the "SEC") has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and
●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

We have never paid dividends and have no plans to pay dividends in the future. As a result, our common stock may be less valuable because a return on an investor's investment will only occur if our stock price appreciates.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. To date, we have paid no cash dividends and we do not expect to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in will be in the form of appreciation, if any, in the market value of our shares of common stock. There can be no assurance that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

If we fail to remain current on our reporting requirements, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

If we fail to remain current in our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTCQB which may have an adverse material effect on our Company.

There is substantial doubt about our ability to continue as a going concern.

Our independent public accounting firm in their report dated September 27, 2016 included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern. Any such adjustment, if necessary, would materially affect the value of our assets.

Because there is a limited market in our common stock, stockholders may have difficulty in selling our common stock and our common stock may be subject to significant price swings.

There is a very limited market for our common stock. Since trading commenced on the OTCQB, there has been little activity in our common stock and on some days there is no trading in our common stock. Because of the limited market for our common stock, the purchase or sale of a relatively small number of shares may have an exaggerated effect on the market price for our common stock. We cannot assure stockholders that they will be able to sell common stock or, that if they are able to sell their shares, that they will be able to sell the shares in any significant quantity at the quoted price.

ITEM 2. PROPERTIES

On April 15, 2016, the Company signed a lease for approximately 1,800 square feet of office space at 1933 Cliff Dr., Suite 1, Santa Barbara, California 93109 for approximately $3,000 per month, on a month-to-month basis which lease commenced on March 1, 2016.

On December 10, 2012, the management of Indaba signed a lease which commenced January 16, 2013 for approximately 3,300 square feet at 2854 Larimer Street, Denver, CO 80205, for approximately $3,500 per month. The original lease term expired February 28, 2016, but was extended until February 28, 2017, at a rate of $5,800 per month.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The Company's common stock trades on the OTCQB under the symbol "CLWD", and previously traded under the symbol  "WNYN" until September 30, 2015. The range of high and low bid prices for each fiscal quarter within the last two fiscal years is set forth below. These high and low bid prices represent prices quoted by broker-dealers on the OTCQB. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Year Ended June 30, 2016	High	Low

First Quarter ended September 30, 2015	$0.043	$0.009
Second Quarter ended December 31, 2015	$0.130	$0.015
Third Quarter ended March 31, 2016	$0.019	$0.008
Fourth Quarter ended June 30, 2016	$0.068	$0.011

Year Ended June 30, 2015	High	Low

First Quarter ended September 30, 2014	$0.034	$0.011
Second Quarter ended December 31, 2014	$0.017	$0.008
Third Quarter ended March 31, 2015	$0.026	$0.010
Fourth Quarter ended June 30, 2015	$0.017	$0.009

The Company is authorized to issue 2,000,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

As of September 27, 2016, there were approximately 2,000 holders of the Company's common stock, not including shares held in "street name" in brokerage accounts, which are unknown.  As of September 27, 2016, there were 129,899,595 shares of common stock outstanding on record.

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Warrants

During the fiscal year ended June 30, 2016, the Company did not issue any warrants to purchase shares of the Company's capital stock.  As of June 30, 2016, the Company has no issued or outstanding warrants.

On June 22, 2016, all warrant holders exercised their outstanding warrants, on a cashless basis, resulting in the issuance of 24,109,404 shares of restricted common stock.  The issuances are calculated as follows:

Warrant #	Warrants	Exercise Price	Shares
002	10,000,000	$0.003	8,604,651
003	10,000,000	$0.003	8,604,651
005	8,019,037	$0.003	6,900,102
Total	28,019,037		24,109,404

Equity Compensation Plan Information

On August 13, 2012, we granted nonqualified stock options to purchase up to 2,500,000, 5,000,000 and 5,000,000 shares of our common stock to Greg Boden, our Chief Financial Officer, Andrew Van Noy, our Chief Executive Officer and Zachary Bartlett, our Vice President of Communications, respectively, in consideration for services.  The stock options are exercisable at a price of $0.0053 per share for a period of seven years from the date of grant and vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

On February 3, 2015, we granted nonqualified stock options to purchase up to 30,000,000, 20,000,000, 10,000,000 and 3,000,000 shares of our common stock to Andrew Van Noy, our Chief Executive Officer, Zachary Bartlett, our Vice President of Communications, Greg Boden, our Chief Financial Officer and three employees, respectively, in consideration for services.  The stock options are exercisable at a price of $0.0131 per share for a period of seven years from the date of grant and vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.  During the third quarter of the year ended June 30, 2016, three employees separated from the Company and during the fourth quarter their 3,000,000 options were unexercised and expired.

On March 20, 2015, we granted nonqualified stock options to purchase up to 15,000,000 shares of our common stock to Andrew Van Noy, our Chief Executive Officer, in consideration for services.  The stock options are exercisable at a price of $0.013 per share for a period of seven years from the date of grant and vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

On August 25, 2015, we granted nonqualified stock options to purchase up to 20,000,000, 10,000,000 and 5,000,000 shares of our common stock to Andrew Van Noy, our Chief Executive Officer, Zachary Bartlett, our Vice President of Communications, and Greg Boden, our Chief Financial Officer, respectively, in consideration for services.  The stock options are exercisable at a price of $0.015 per share for a period of seven years from the date of grant and vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended June 30, 2016 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA.

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this annual report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under "Risk Factors" of the reports filed with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

Current Overview

We are a global provider of cloud-driven e-commerce and mobile commerce solutions. Through our wholly-owned subsidiaries, we provide online merchants and leading brands with complete solutions for successfully conducting business with customers anytime, anywhere and on any device.  Whether it is selling products or services online or making business processes available on the cloud, we deliver solutions that maximize user experience with real-time integration to enterprise applications.  We focus intently on four main areas to deliver exceptional value to our customers: engaging frontend design, robust backend integration, effective digital marketing and analytics, and complete solutions management.

To better serve our customers and create value for our shareholders, we strategically acquire profitable cloud commerce solutions providers with strong management teams.

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

Among the significant judgments made by management in the preparation of our financial statements are the following:

Revenue recognition

The Company recognizes income when the service is provided or when the product is delivered. We present revenue, net of customer incentives.  Most of the income is generated from professional services and site development fees.  We provide online marketing services that we purchase from third parties.  The gross revenue presented in our statement of operations is in accordance with ASC 605-45.  We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 605-25, which are recognized as the work is performed.   Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved.

Accounts receivable

The Company extends credit to its customers who are located nationwide.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers' financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset would be written down to fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold, including quoted market prices, if available, or the present value of the estimated future cash flows based on reasonable and supportable assumptions.

Indefinite Lived Intangibles and Goodwill Assets

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, "Business Combinations," where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at June 30, 2016, and determined there was no impairment of indefinite lived intangibles and goodwill.

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Fair value of financial instruments

                The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of June 30, 2016 and 2015, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Off-Balance Sheet Arrangements

 We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Results of operations for the year ended June 30, 2016 as compared to the year ended June 30, 2015

REVENUE

Total revenue for the fiscal year ended June 30, 2016 increased by $1,481,398 to $2,079,743, compared to $598,345 in the prior year, an increase of 248%.  The increase is primarily due to the acquisition of Indaba.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services expenses for the fiscal year ended June 30, 2016 increased by $1,698,817, or approximately 185% to $2,619,188, compared to $920,371 for the fiscal year ended June 30, 2015.  The increase is primarily due to the acquisition of Indaba and the additional costs of employees and contractors used to operate the combined Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

SG&A expenses for the fiscal year ended June 30, 2016 increased by $703,983, or approximately 194% to $1,067,777, compared to $363,794 for the fiscal year ended June 30, 2015.  The increase is primarily due to the acquisition of Indaba and the additional costs to operate the combined Company.

RESEARCH AND DEVELOPMENT

Research and development expenses for the fiscal year ended June 30, 2016 and June 30, 2015 were zero.

STOCK OPTION EXPENSE

Stock option expense for the fiscal year ended June 30, 2016 increased by $335,383, or approximately 223% to $485,993, compared to $150,610 for the fiscal year ended June 30, 2015.  The increase was due to the issuance of additional stock options to key members of management.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the fiscal year ended June 30, 2016 increased by $177,694, or approximately 2,926% to $183,767, compared to $6,073 for the fiscal year ended June 30, 2015.  The increase was due to the amortization of acquired intangible assets and additional fixed assets acquired with Indaba, and additional intangible assets associated with the change of the Company's name to CloudCommerce.

OTHER INCOME AND EXPENSE

Total other income (expense) for the fiscal year ended June 30, 2016 decreased by $5,649,695, or approximately 1,726% to expense of $5,208,326, compared to income of $441,369 for the fiscal year ended June 30, 2015.  The decrease was primarily due to losses recorded as a result of the conversion of debt to equity (see Footnote 8 - Capital Stock), in addition to a decrease in the fair value of our derivative liabilities.

NET (LOSS)

For the fiscal year ended June 30, 2016, CloudCommerce's consolidated net loss increased by $7,087,901, to $7,492,111, compared to a consolidated net loss of $404,210 for the fiscal year ended June 30, 2015.  This increase in net loss is primarily due to changes in derivative liability and additional expenses related to the Indaba acquisition.

Liquidity and Capital Resources

As of June 30, 2016 the Company had a cash balance of $49,663, compared to $19,051 as of June 30, 2015.  The Company had a net working capital deficit (the difference between current assets and current liabilities) of ($923,480) as of June 30, 2016, compared to a net working capital deficit of ($2,552,692) at June 30, 2015.

Cash used in operating activities was $1,082,707 for the year ended June 30, 2016, compared to $749,635 used for the year ended June 30, 2015. Operating cash flow was negative during the year due to a net operating loss.

Cash used in investing activities was $3,181 for the year ended June 30, 2016, compared to cash flow used by $2,355 in the year ended June 30, 2015. The increase in cash flow used by investing activities during the year ended June 30, 2016 was the result of the purchase of computer equipment and the Indaba acquisition.

Cash flow provided by financing activities was $1,116,500 for the year ended June 30, 2016, compared to $721,000 provided for the year ended June 30, 2015.  The increase is due to additional borrowings during the year.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern.  Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2016 and 2015 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, additional cash infusion.  Management believes the existing shareholders, the prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

As a result of the recent economic recession, and the continuing economic uncertainty, it has been difficult for companies to obtain equity or debt financing. While the credit markets have improved over the last year, it remains difficult for smaller companies to obtain financing on reasonable terms.

Any additional capital raised through the sale of equity or equity-backed securities may dilute current stockholders' ownership percentages and could also result in a decrease in the fair market value of our equity securities. The terms of the securities issued by us in future capital transactions may be more favorable to new investors and may include preferences, superior voting rights and the issuance of warrants or other derivative securities which may have a further dilutive effect.

Furthermore, any additional debt or equity or other financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business. Further, we may not be able to continue operations if we do not generate sufficient revenues from operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our reported financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF CLOUDCOMMERCE, INC.

CLOUDCOMMERCE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firms	20-21

Consolidated Balance Sheets	22

Consolidated Statements of Operations	23

Consolidated Statements of Shareholders' Equity (Deficit)	24

Consolidated Statements of Cash Flows	25

Notes to Consolidated Financial Statements	26-40

 Report of Independent Registered Public Accounting Firm

To the Board of Directors

CloudCommerce, Inc.

(formerly Warp 9, Inc. )

Santa Barbara, California

We have audited the accompanying consolidated balance sheet of CloudCommerce, Inc. (formerly Warp 9, Inc.) and subsidiary as of June 30, 2016, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CloudCommerce, Inc. (formerly Warp 9, Inc.) and subsidiary as of June 30, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Liggett & Webb, P.A.

New York, New York

September 27, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors

CloudCommerce, Inc.

(formerly Warp 9, Inc. )

Santa Barbara, California

We have audited the accompanying consolidated balance sheet of CloudCommerce, Inc. (formerly Warp 9, Inc.) and subsidiary as of June 30, 2015, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CloudCommerce, Inc. (formerly Warp 9, Inc.) and subsidiary as of June 30, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP
Salt Lake City Utah

September 24, 2015

CLOUDCOMMERCE, INC. (FORMERLY WARP9, INC.) AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	June 30, 2015

ASSETS
CURRENT ASSETS
Cash	$49,663	$19,051
Accounts receivable, net	427,866	138,308
Prepaid and other current Assets	12,426	5,048
TOTAL CURRENT ASSETS	489,955	162,407

PROPERTY & EQUIPMENT, net	73,158	8,668

OTHER ASSETS
Lease deposit	3,500	5,955
Internet domain	20,202	20,202
Goodwill and other intangible assets, net	1,623,624	-
TOTAL OTHER ASSETS	1,647,326	26,157

TOTAL ASSETS	$2,210,439	$197,232

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$177,383	$61,866
Accrued expenses	267,805	70,713
Line of credit	83,540	-
Deferred income and customer deposit	335,642	11,998
Convertible notes and interest payable, current, net	87,086	619,321
Notes Payable	461,979	-
Derivative liability	-	1,951,201
TOTAL CURRENT LIABILITIES	1,413,435	2,715,099

LONG TERM LIABILITIES
Convertible notes and interest payable, net	-	81,563
Accrued expenses, long term	213,753	217,953
TOTAL LONG TERM LIABILITIES	213,753	299,516

TOTAL LIABILITIES	1,627,188	3,014,615

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value;
5,000,000 Authorized shares:	-	-
Series A Preferred stock; 10,000 authorized, 10,000 and zero
issued and outstanding shares, respectively;	10	-
Series B Preferred stock; 20,000 authorized, 18,025 and zero shares issued and
outstanding, respectively;	18	-
Common stock, $0.001 par value;
2,000,000,000 authorized shares;
129,899,595 and 105,790,195 shares issued and outstanding, respectively	129,899	105,790
Additional paid in capital	18,547,641	7,679,033
Accumulated deficit	(18,094,317)	(10,602,206)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	583,251	(2,817,383)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$2,210,439	$197,232

The accompanying notes are an integral part of these consolidated financial statements

CLOUDCOMMERCE, INC. (FORMERLY WARP9, INC.) AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	June 30, 2016	June 30, 2015

REVENUE	$2,079,743	$598,345

OPERATING EXPENSES
Salaries and outside services	2,619,188	920,371
Selling, general and administrative expenses	1,067,777	363,794
Stock based compensation	485,993	150,610
Depreciation and amortization	183,767	6,073

TOTAL OPERATING EXPENSES	4,356,725	1,440,848

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(2,276,982)	(842,503)

OTHER INCOME (EXPENSE)
Other income	658	300
Gain (loss) on sale of fixed assets	(329)	-
Gain (loss) on extinguishment of debt	(559,867)	118,492
Gain (loss) on changes in derivative liability	(3,258,891)	892,614
Interest expense	(1,389,897)	(570,037)

TOTAL OTHER INCOME (EXPENSE)	(5,208,326)	441,369

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(7,485,308)	(401,134)

PROVISION FOR INCOME TAXES	(6,803)	(3,076)

NET LOSS	(7,492,111)	(404,210)

PREFERRED DIVIDEND	(60,000)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,552,111)	$(404,210)

NET LOSS PER SHARE
BASIC	$(0.07)	$(0.00)
DILUTED	$(0.07)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	106,255,568	104,363,874
DILUTED	106,255,568	104,363,874

The accompanying notes are an integral part of these consolidated financial statements

CLOUDCOMMERCE, INC. (FORMERLY WARP9, INC.) AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2014	-	-	100,878,825	100,879	7,466,090	(10,197,996)	(2,631,027)

Stock compensation expense	-	-	-	-	150,610	-	150,610

Contributed capital	-	-	-	-	8,308	-	8,308

Note conversion	-	-	4,911,370	4,911	54,025	-	58,936

Net loss	-	-	-	-	-	(404,210)	(404,210)

Balance, June 30, 2015	-	$-	105,790,191	$105,790	$7,679,033	$(10,602,206)	$(2,817,383)

Issuance of Series A Preferred stock	10,000	10	-	-	1,999,990	-	2,000,000

Issuance of Series B Preferred stock	18,025	18	-	-	2,041,235	-	2,041,253

Reclassification of derivative accounting	-	-	-	-	5,636,592	-	5,636,592

Beneficial conversion feature	-	-	-	-	788,907	-	788,907

Warrant conversion	-	-	24,109,404	24,109	(24,109)	-	-

Dividend on Series A Preferred stock	-	-	-	-	(60,000)	-	(60,000)

Stock based compensation	-	-	-	-	485,993	-	485,993

Net loss	-	-	-	-	-	(7,492,111)	(7,492,111)

Balance, June 30, 2016	28,025	$28	129,899,595	$129,899	$18,547,641	$(18,094,317)	$583,251

The accompanying notes are an integral part of these consolidated financial statements

CLOUDCOMMERCE, INC. (FORMERLY WARP9, INC.) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,492,111)	$(404,210)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	183,767	6,073
Bad debt expense	31,194	(10,927)
Stock based compensation	485,993	150,610
Amortization of debt discount	1,216,732	488,681
(Gain) loss on sale of fixed assets	329	-
(Gain) loss on extinguishment of debt	559,867	(118,492)
(Gain)/Loss on derivative liability	3,258,891	(892,614)
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(2,392)	(25,988)
Prepaid and other assets	1,577	(19,810)
Increase (Decrease) in:
Accounts payable	15,606	(8,080)
Accrued expenses	202,866	80,422
Deferred income	323,644	4,700
Other liabilities	131,330	-

NET CASH (USED IN) OPERATING ACTIVITIES	(1,082,707)	(749,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,198)	(2,355)
Sale of property and equipment	244
Net cash on acquisition	22,773	-
Purchase of intangible assets	(10,000)	-

NET CASH (USED IN) INVESTING ACTIVITIES	(3,181)	(2,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid	(40,000)	-
Proceeds from issuance of notes payable	1,156,500	721,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,116,500	721,000

NET INCREASE/(DECREASE) IN CASH	30,612	(30,990)

CASH, BEGINNING OF YEAR	19,051	50,041

CASH, END OF PERIOD	$49,663	$19,051

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$12,531	$44
Taxes paid	$8,548	$3,076

The accompanying notes are an integral part of these consolidated financial statements

CLOUDCOMMERCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

1.     ORGANIZATION AND LINE OF BUSINESS

        Organization

        CloudCommerce, Inc. ("we", "us", "our" or the "Company") is a Nevada corporation formerly known as Warp 9, Inc., Roaming Messenger, Inc., and Latinocare Management Corporation ("LMC"). On July 9, 2015, we changed the name of the Company from Warp 9, Inc. to CloudCommerce, Inc. to reflect a new plan of strategically acquiring profitable CloudCommerce solutions providers with strong management teams. The Company, based in Santa Barbara, California, began operations on October 1, 1999.  The Company is a provider of fully hosted web based e-commerce software products.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through June 30, 2016. It is management's plan to generate additional working capital from increasing sales from the Company's service offerings, in addition to acquiring profitable service providers.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of CloudCommerce, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") and have been consistently applied in the preparation of the financial statements.

The Consolidated Financial Statements include the Company and its majority-owned subsidiary.  All significant inter-company transactions are eliminated in consolidation.

Accounts receivable

The Company extends credit to its customers, who are located nationwide.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers' financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balance of the allowance account at June 30, 2016 and 2015 are $45,584 and $4,808 respectively.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements.  Significant estimates made in preparing these financial statements include revenue recognition, the allowance for doubtful accounts, long-lived assets, intangible assets, business combinations, the deferred tax valuation allowance, and the fair value of stock options and warrants. Actual results could differ from those estimates.

        Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives.  Most of the income is generated from professional services and site development fees.  We provide online marketing services that we purchase from third parties.  The gross revenue presented in our statement of operations is in accordance with ASC 605-45.  We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 605-25, which are recognized as the work is performed.   Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved.  The terms of services contracts generally are for periods of less than one year.  The deferred revenue as of June 30, 2016 and 2015 was $331,644 and $8,000, respectively.

We always strive to satisfy our customers by providing superior quality and service.  Since we typically bill based on a Time and Materials basis, there are not returns for work delivered. When discrepancies or disagreements arise, we do our best to reconcile those by assessing the situation on a case-by-case basis and determining if any discounts can be given.  Historically, no significant discounts have been granted.

Research and Development

        Research and development costs are expensed as incurred.  Total research and development costs were zero for the years ended June 30, 2016 and 2015.

Advertising Costs

        The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $57,654 and $61,157 for the years ended June 30, 2016 and 2015, respectively.

Fair value of financial instruments

        The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of June 30, 2016 and 2015, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

        We measure certain financial instruments at fair value on a recurring basis.  As of June 30, 2016, the Company had no assets or liabilities that are required to be valued on a recurring basis.

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability	1,951,201	-	-	1,951,201
Convertible notes, net of discount	700,884	-	-	700,884
Total liabilities measured at fair value	$2,652,085	$-	$-	$2,652,085

Changes in our derivative liability, for the year ended June 30, 2016, are as follows:

Derivative liability, as of June 30, 2015	$1,951,201
Issuance of new derivative	426,500
Loss on change of fair value	3,258,891
Reclassification of derivative liability to equity	(5,636,592)
Derivative liability, as of June 30, 2016	0

Property and Equipment

        Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

        Depreciation expenses were $21,721 and $6,073 for the years ended June 30, 2016 and 2015, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset would be written down to fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold, including quoted market prices, if available, or the present value of the estimated future cash flows based on reasonable and supportable assumptions.

Indefinite Lived Intangibles and Goodwill Assets

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, "Business Combinations," where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at June 30, 2016, and determined there was no impairment of indefinite lived intangibles and goodwill.

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

        Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest.  Stock-based compensation expense recognized in the consolidated statement of operations during the year ended June 30, 2016, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2016 based on the grant date fair value estimated.  Stock-based compensation expense recognized in the statement of operations for the year ended June 30, 2016 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The stock-based compensation expense recognized in the consolidated statements of operations during the year ended June 30, 2016 and 2015 was $485,993 and $150,610, respectively.

        Earnings Per Share

        Earnings per share require the Company to calculate earnings per share based on basic and diluted earnings per share, as defined. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options and warrants to issue common stock were exercised or converted into common stock. For the year ended June 30, 2016, since the Company reported a net loss, the additional diluted shares would have had an anti-dilutive effect.  Therefore, all additional shares that would have been included in the diluted earnings per share calculation were excluded, and the basic and diluted earnings per share numbers are identical.

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

3.    BUSINESS ACQUISITIONS

        Indaba Group, LLC

On October 1, 2015, the Company completed the acquisition of Indaba Group, LLC, a Colorado limited liability company.  As of that date, the Company's operating subsidiary, Warp 9, Inc., a Delaware corporation, merged with Indaba Group, LLC and the name of the combined subsidiary was changed to Indaba Group, Inc. ("Indaba").  The total purchase price of two million dollars ($2,000,000.00) was paid in the form of the issuance of ten thousand (10,000) shares of the Company's Series A Convertible Preferred Stock, at a liquidation preference of two hundred dollars ($200.00) per share and payment of working capital surplus in the amount of $55,601.  As of the date of closing, Ryan Shields and Blake Gindi, two of the owners of Indaba Group, LLC, were appointed to the CloudCommerce Board of Directors.

Under the purchase method of accounting, the transactions were valued for accounting purposes at $2,000,000, which was the fair value of Indaba at the time of acquisition. The assets and liabilities of Indaba were recorded at their respective fair values as of the date of acquisition. Since the Company determined there were no other separately identifiable intangible assets, any difference between the cost of the acquired entity and the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The acquisition date estimated fair value of the consideration transferred consisted of the following:

Tangible assets acquired	417,700
Liabilities assumed	(193,889)
Net tangible assets	223,811
Non-compete agreements	201,014
Customer list	447,171
Goodwill	1,128,004
Total purchase price	2,000,000

As of June 30, 2016, the Company has recorded an estimated fair value of the intangible assets of Indaba based on a preliminary purchase price allocation prepared by management.  As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of Indaba had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

	Year ended, June 30, 2016	Year ended, June 30, 2015
Total revenues	$2,741,583	$3,018,277
Net loss	(7,550,277)	(102,944)
Basic and diluted net earnings per common share	$(0.07)	$(0.00)

4.     INTANGIBLE ASSETS

        Domain Name

On June 26, 2015, the Company purchased the rights to the domain "CLOUDCOMMERCE.COM", from a private party at a purchase price of $20,000, plus transaction costs of $202, which will be used as the main landing page for the Company.  The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet.  As of June 30, 2016, we have determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense.  The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

Trademark

On September 22, 2015, the Company purchased the trademark rights of "CLOUDCOMMERCE", from a private party at a purchase price of $10,000.  The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet.  The trademark expires in 2020 and may be renewed for an additional 10 years.  Therefore, as of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense.  For the year ended June 30, 2016, the Company included $517 in depreciation and amortization expense related to this trademark.

        Non-Compete Agreements

        On October 1, 2015, the Company acquired Indaba from three members of the limited liability company.  At that time, we retained two of the members, who currently serve as the Chief Executive Officer and Chief Technology Officer of Indaba.  Both employees have non-compete agreements in place to protect the Company against the risk of either employee leaving Indaba to compete directly with us.  We have calculated the value of those non-compete agreements at $201,014, with a useful life of 3 years, which coincides with the term of the non-compete agreement.  This amount will be included in depreciation and amortization expense until September 30, 2018.  For the year ended June 30, 2016, the Company included $50,253 in depreciation and amortization expense related to these non-compete agreements.

        Customer List

        On October 1, 2015, the Company acquired Indaba, which brought an increase in revenue and many new customers.  We have calculated the value of the customer list at $447,171, with a useful life of 3 years.  This amount will be included in depreciation and amortization expense until September 30, 2018.  For the year ended June 30, 2016, the Company included $111,793 in depreciation and amortization expense related to the customer list.

The Company acquired certain intangible assets pursuant to the acquisition of Indaba Group, LLC and other acquisitions.  The following is the net book value of these assets:

	June 30, 2016
		Accumulated
	Gross	Amortization	Net
Customer List	$447,171	$(111,793)	$335,378
Non-Compete Agreements	201,014	(50,253)	150,761
Goodwill	1,128,003	-	1,128,003
Total	$1,776,188	$(162,046)	$1,614,142

  Total amortization expense charged to operations for the year ended June 30, 2016 and 2015 was $162,046 and zero, respectively.

Amortization of finite life intangible assets as of June 30, 2016 is as follows:

2016	$162,046
2017	216,062
2018	216,062
2019	54,015
2020 and thereafter	-
Total	$648,185

5.   LINE OF CREDIT

        The Company has assumed an outstanding liability related to a bank line of credit agreement from the acquisition of Indaba Group LLC.  As of June 30, 2016, the balances were $83,540 and $0, respectively.

6.     NOTES PAYABLE

During the quarter ended December 31, 2015, the Company signed addenda to each of its outstanding convertible notes, fixing the conversion price at $0.004.  Before the addenda, the conversion price for each of the notes was tied to the trading price of the Company's common stock.  Because of that fluctuation, the Company was required to report derivative gains and losses each quarter, which was included in earnings, and an overall derivative liability balance on the balance sheet.  Since the addenda, the Company has eliminated the derivative liability balance on the balance sheet and discontinued the gain/loss reporting on the income statement.

On March 25, 2013, the Company issued a convertible promissory note (the "March 2013 Note") in the amount of up to $100,000, at which time an initial advance of $50,000 was received to cover operational expenses.  The lender advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000.  The terms of the March 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of common stock recorded on any trade day after the effective date of the agreement.  The March 2013 Note bears interest at a rate of 10% per year and matures on March 25, 2018. On May 23, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. The balance of the March 2013 Note, as of June 30, 2016 is $87,086, which includes $21,086 of accrued interest.

On May 16, 2013, the Company issued a convertible promissory note (the "May 2013 Note") in the amount of up to $100,000, at which time an initial advance of $10,000 was received to cover operational expenses.  The lender advanced an additional $20,000 on June 3, 2013, $25,000 on July 2, 2013, $10,000 on September 3, 2013 and $35,000 on February 18, 2014, for a total draw of $100,000.  The terms of the May 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of common stock recorded on any trade day after the effective date of the agreement.  The Company recognized a discount on the May 2013 Note in the amount of $100,000, due to the beneficial conversion feature.  This discount was recognized over twelve months, and has been fully amortized as of June 30, 2016.  On June 28, 2016, the Company exchanged the principle balance on the May 2013 Note ($100,000) for 1,000 shares of Series B Preferred Stock, and the lender forgave all accrued interest up until that date.  As of June 30, 2016, the balance of the May 2013 Note was zero.

On March 4, 2014, the Company issued a convertible promissory note (the "March 2014 Note") in the amount of up to $250,000, at which time an initial advance of $25,000 was received to cover operational expenses.  The lender advanced an additional $20,000 on March 17, 2014 and $30,000 on April 2, 2014, for a total draw of $75,000.  The terms of the March 2014 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.012 per share, or (b) 50% of the lowest trade price of common stock recorded on any trade day after the effective date of the agreement.  The Company recorded a debt discount of $75,000 related to the beneficial conversion feature of the March 2014 Note, along with derivative liabilities. This discount is recognized over 18 months, beginning on the date of each tranche payment.  On June 28, 2016, the Company exchanged the principle balance on the March 2014 Note ($75,000) for 750 shares of Series B Preferred Stock, and the lender forgave all accrued interest up until that date.  As of June 30, 2016, the balance of the March 2014 Note was zero.

On April 16, 2014, the Company issued a convertible promissory note (the "April 2014 Note") in the amount of up to $300,000, at which time an initial advance of $40,000 was received to cover operational expenses.  The lender advanced an additional $55,000 on April 30, 2014, $40,000 on May 16, 2014, $40,000 on June 2, 2014, $35,000 on June 30, 2014, $40,000 on July 18, 2014, and $50,000 on August 15, 2014, for a total draw of $300,000.  The terms of the April 2014 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.012 per share, or (b) 50% of the lowest trade price of common stock recorded on any trade day after the effective date of the agreement.  The Company recorded debt discount of $300,000 related to the conversion feature of the April 2014 Note, along with derivative liabilities.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  On June 28, 2016, the Company exchanged the principle balance on the April 2014 Note ($300,000) for 3,000 shares of Series B Preferred Stock, and the lender forgave all accrued interest up until that date.  As of June 30, 2016, the balance of the April 2014 Note was zero.

On September 5, 2014, the Company issued a convertible promissory note (the "September 2014 Note") in the amount of up to $250,000, at which time an initial advance of $40,000 was received to cover operational expenses.  The lender advanced an additional $10,000 on September 17, 2014, $30,000 on October 1, 2014, $40,000 on October 16, 2014, $40,000 on October 31, 2014 $40,000 on November 18, 2014, and $50,000 on December 16, 2014, for a total draw of $250,000.  The terms of the September 2014 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of common stock recorded on any trade day after the effective date of the agreement.  The Company recorded a debt discount of $250,000 related to the conversion feature of the September 2014 Note, along with derivative liabilities.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  On June 28, 2016, the Company exchanged the principle balance on the September 2014 Note ($250,000) for 2,500 shares of Series B Preferred Stock, and the lender forgave all accrued interest up until that date.  As of June 30, 2016, the balance of the September 2014 Note was zero.

On January 5, 2015, the Company issued a convertible promissory note (the "January 2015 Note") in the amount of up to $250,000, at which time an initial advance of $30,000 was received to cover operational expenses.  The lender advanced an additional $45,000 on January 20, 2015, $45,000 on February 2, 2015, $35,000 on February 16, 2015, $35,000 on March 2, 2015, $30,000 on March 17, 2015, $20,000 on April 2, 2015, and $10,000 on April 17, 2015, for a total draw of $250,000.  The terms of the January 2015 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of common stock recorded on any trade day after the effective date of the agreement.  The Company recorded a debt discount of $250,000 related to the conversion feature of the January 2015 Note, along with derivative liabilities.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  On June 28, 2016, the Company exchanged the principle balance on the January 2015 Note ($250,000) for 2,500 shares of Series B Preferred Stock, and the lender forgave all accrued interest up until that date.  As of June 30, 2016, the balance of the January 2015 Note was zero.

On May 4, 2015, the Company issued a convertible promissory note (the "May 2015 Note") in the amount of up to $250,000, at which time an initial advance of $33,000 was received to cover operational expenses.  The lender advanced an additional $43,000 on May 18, 2015, $45,000 on June 2, 2015, $10,000 on June 17, 2015, $38,000 on July 2, 2015, $37,000 on July 17, 2015, $10,000 on August 5, 2015, and $34,000 on August 19, 2015, for a total draw of $250,000.  The terms of the May 2015 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004.  The Company recorded a debt discount of $250,000 related to the conversion feature of the May 2015 Note.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  On June 28, 2016, the Company exchanged the principle balance on the May 2015 Note ($250,000) for 2,500 shares of Series B Preferred Stock, and the lender forgave all accrued interest up until that date.  As of June 30, 2016, the balance of the May 2015 Note was zero.

On August 19, 2015, the Company issued a convertible promissory note (the "August 2015 Note") in the amount of up to $250,000, at which time an initial advance of $3,000 was received to cover operational expenses.  The lender advanced an additional $40,000 on September 1, 2015, and $31,000 on September 17, 2015, for a total draw of $74,000.  The terms of the August 2015 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004.  The Company recorded a debt discount of $74,000 related to the conversion feature of the August 2015 Note.  This discount is recognized over 18 months, beginning on the date of each tranche payment.  On June 28, 2016, the Company exchanged the principle balance on the August 2015 Note ($74,000) for 740 shares of Series B Preferred Stock, and the lender forgave all accrued interest up until that date.  As of June 30, 2016, the balance of the August 2015 Note was zero.

On October 1, 2015, the Company issued a convertible promissory note (the "October 2015 Note") in the amount of up to $1,000,000, at which time an initial advance of $38,000 was received to cover operational expenses.  The lender advanced an additional $38,500 on October 16, 2015, $65,000 on November 17, 2015, $32,000 on December 7, 2015, $60,000 on December 17, 2015, $35,000 on January 4, 2016, $52,000 on January 19, 2016, $58,000 on February 2, 2016, $36,000 on February 18, 2016, $40,000 on March 2, 2016, $27,000 on March 21, 2016, and $22,000 on April 1, 2016, for a total draw of $503,500.  The terms of the October 2015 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004.  The October 2015 Note bears interest at a rate of 10% per year and matures 12 months from the effective date of each advance.  The Company recorded a debt discount of $503,500 related to the conversion feature of the October 2015 Note.  This discount is recognized over 12 months, beginning on the date of each tranche payment.  On June 28, 2016, the Company exchanged the principle balance on the October 2015 Note ($503,500) for 5,035 shares of Series B Preferred Stock, and the lender forgave all accrued interest up until that date.  As of June 30, 2016, the balance of the October 2015 Note was zero.

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

On April 18, 2016, the Company issued a promissory note (the "April 2016 Note") in the amount of up to $500,000, at which time an initial advance of $35,500 was received to cover operational expenses.  The lender advanced an additional $41,000 on May 2, 2016, $35,000 on May 17, 2016, $160,000 on May 19, 2016, $34,000 on June 1, 2016, $21,000 on June 21, 2016, and $33,500 on June 30, 2016, for a total draw of $360,000.  The April 2016 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche.  The balance of the April 2016 Note, as of June 30, 2016 is $361,979, which includes $1,979 of accrued interest.

Following is the five year maturity schedule for our notes payable:

Year ended June 30,	Amount Due
2017	$$549,065

7.     CAPITAL STOCK

On May 23, 2014, the lender converted $17,000 of the March 2013 Note, plus accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the March 2013 Note, plus accrued interest of $2,645 into 4,911,370 shares of common stock.

On June 22, 2016, all outstanding warrants were exercised, on a cashless basis, resulting in an increase to the outstanding shares of 24,109,404.  All shares are subject to a Rule 144 holding period and were therefore issued as restricted shares.

At June 30, 2016 the Company's authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company's common stock. The holders of outstanding shares of Series A Preferred Stock shall be entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefor, at the rate of $8 per share per annum, payable in preference and priority to any payment of any dividend on the common stock.  As of June 30, 2016, the Company has 10,000 shares of Series A Preferred Stock outstanding.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock.  Each share of Series B Preferred Stock shall have a stated value of $100.00. The Series B Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.004 per share.  Series B Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company.  As of June 30, 2016, the Company has 18,025 shares of Series B Preferred Stock outstanding.

8.     STOCK OPTIONS AND WARRANTS

        Stock Options

On July 10, 2003, the Company adopted the Warp 9, Inc. Stock Option Plan for directors, executive officers, and employees of and key consultants to the Company.  Pursuant to the now terminated plan, the Company could issue 5,000,000 shares of common stock.  The plan was administered by the Company's Board of Directors, and options granted under the plan could be either incentive options or nonqualified options.  Each option was exercisable in full or in installment and at such time as designated by the Board.  Notwithstanding any other provision of the plan or of any option agreement, each option expired on the date specified in the option agreement, which date was to be no later than the tenth anniversary of the date on which the option was granted (fifth anniversary in the case of an incentive option granted to a greater-than-10% stockholder).  The purchase price per share of the common stock under each incentive option was to be no less than the fair market value of the common stock on the date the option was granted (110% of the fair market value in the case of a greater-than-10% stockholder). The purchase price per share of the common stock under each nonqualified option was to be specified by the Board at the time the option is granted, and could be less than, equal to or greater than the fair market value of the shares of common stock on the date such nonqualified option was granted, but was to be no less than the par value of shares of common stock.  The plan provided specific language as to the termination of options granted thereunder.

        The Company used the historical industry index to calculate volatility, since the Company's stock history did not represent the expected future volatility of the Company's common stock. The fair value of options granted during the year ended June 30, 2016, was determined using the Black Scholes method with the following assumptions:

Year Ended
6/30/16
Risk free interest rate	6.00%
Stock volatility factor	145
Weighted average expected option life	7 years
Expected dividend yield	none

        A summary of the Company's stock option activity and related information follows:

	Year ended June 30, 2016		Year ended June 30, 2015
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of year	91,000,000	$0.005	13,000,000	$0.005
Granted	35,000,000	$0.013	78,000,000	$0.013
Exercised	-	$-	-	$-
Forfeited	(3,000,000)	$-	-	$-
Outstanding - end of year	123,000,000	$0.012	91,000,000	$0.012
Exercisable at the end of year	57,429,224	$0.012	22,317,237	$0.009
Weighted average fair value of
options granted during the year		$525,000

        As of June 30, 2016, the intrinsic value of the stock options were approximately $1,613,550.

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

The weighted average remaining contractual life of options outstanding, as of June 30, 2016 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.015	35,000,000	6.16
$0.013	60,000,000	5.60
$0.013	15,000,000	5.72
$0.053	12,500,000	3.12
$0.004	500,000	5.29
	123,000,000

Warrants

        During the years ended June 30, 2016 and 2015, the Company issued no warrants for services. A summary of the Company's warrant activity and related information follows:

	Year End		Year End
	June 30, 2016		June 30, 2015
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of year	28,019,163	$0.003	28,019,163	$0.003
Granted	-	$-	-	$-
Exercised	(28,019,163)	$0.003	-	$-
Forfeited	-	$-	-	$-
Outstanding - end of year	-	$-	28,019,163	$0.003

        On June 22, 2016, all warrant holders exercised their outstanding warrants, on a cashless basis, resulting in 24,109,404 shares of restricted common stock being issued.  As of June 30 2016, there are no issued or outstanding warrants.

9.    RELATED PARTIES

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

On April 18, 2016, the Company issued a promissory note in the amount of $500,000 to Bountiful Capital, LLC, the details of which are included in footnote 3 "Notes Payable".  The Company's Chief Financial Officer, Greg Boden, is also the president of Bountiful Capital, LLC.

10.   INCOME TAXES

        The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.  To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.  Included in the balances at June 30, 2016 and 2015, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended June 30, 2016 and 2015, the Company did not recognize interest and penalties.

11.   DEFERRED TAX BENEFIT

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

Net deferred tax assets consist of the following components as of June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Deferred tax assets:
NOL carryforward	$4,900,400	$2,706,600
R&D carryforward	113,100	113,100
Capital loss carryforward	-	11,000
Accrued vacation payable	45,900	23,600
Allowance for doubtful accounts	17,800	1,900
Contribution carryforward	-	200
Related party accruals	-	2,400
Deferred tax liabilities:
Depreciation	(900)	(17,400)

Valuation allowance	(5,076,300)	(2,841,400)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended June 30, 2016 and 2015 due to the following:

	June 30, 2016	June 30, 2015
Book income	$(2,858,700)	$(143,900)
Nondeductible expenses	602,100	250,800
Accrued vacation payable	22,300	-
Allowance for bad debt	15,900	(7,800)
Depreciation	(16,500)	1,700
Related party accruals	-	2,400
Valuation allowance	2,234,900	(103,200)
Income tax expense	$-	$-

        At June 30, 2016, the Company had net operating loss carryforwards of approximately $12,565,000, that may be offset against future taxable income through 2036.  No tax benefit has been reported in the June 30, 2016 and 2015 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

12.   CONCENTRATIONS

        For the year ended June 30, 2016, the Company had three major customers who represented approximately 44% of total revenue.  For the year ended June 30, 2015, the Company had two major customers who represented 30% of total revenue.  At June 30, 2016 and 2015, accounts receivable from three and one customers, respectively, represented approximately 48% and 54% of total accounts receivable, respectively.  The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

13.   COMMITMENTS AND CONTINGENCIES

        Operating Leases

        On August 26, 2013, the Company signed a two year lease which commenced on October 1, 2013 for approximately 2,534 square feet of office space at 1933 Cliff Dr., Suite 11, Santa Barbara, California 93109 for approximately $4,308 per month.  The Company did not renew the lease and moved to a new location on March 1, 2016.  Beginning March 1, 2016, the Company moved into Suite 1, within the same building, on a month-to-month arrangement, for approximately $3,000 per month.

        On December 10, 2012, the management of Indaba signed a lease which commenced January 16, 2013 for approximately 3,300 square feet at 2854 Larimer Street, Denver, CO 80205, for approximately $3,500 per month.  The original lease term expired February 28, 2016, but was extended until February 28, 2017, at a rate of $5,800 per month.

        The following is a schedule, by years, of future minimum rental payments required under the operating lease.

Years Ending June 30,	Rent Payment
2017	$ 46,205

Total lease expense for the years ended June 30, 2016 and 2015 was $103,423 and $72,961, respectively.  The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location, to make monthly payments on past due rent totaling $227,052.  Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250.  Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802.  As of June 30, 2016, the Company recorded the outstanding balance under this settlement agreement as a long term notes payable, with the current portion of the debt recorded in accrued expenses.  As of June 30, 2016, the Company owed $26,950 on the outstanding reduced payment terms.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company's business or financial condition.

14.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

      During the year ended June 30, 2016, we had the following non-cash financing activities:

  Decreased notes payable by $2,041,253 and decreased the discount on the notes of $362,318, increased Series B Preferred stock by $18 and increased additional paid-in capital by $1,678,917 for preferred shares as a result of the exchange of debt for preferred stock.

  Decreased accounts payable by $11,108 and a gain in extinguish of debt of $11,108, due to the settlement of a past due liability.

  Issuance of Series A Convertible Preferred stock valued at $2,000,000 for the purchase of Indaba Group, LLC.

During the year ended June 30, 2015, we had the following non-cash financing activities:

  Decreased notes payable by $19,645, increased common stock by $4,911 and additional paid-in capital by $54,025 for common shares as a result of a partial conversion of the March 2013 Note.  This conversion resulted in a gain on extinguishment of debt of $6,946.

  Decreased notes payable, other by $39,839 and accrued interest of $9,960, and a gain in extinguish of debt of $49,799, due to the settlement of a past due liability.

  Decreased other current liabilities by $61,747 and a gain in extinguish of debt of $61,747, due to the settlement of a past due liability.

  Decreased accrued expenses by $8,308 and selling, general and administrative expenses of $8,308, due to the cancellation of accrued commissions.

15.  SUBSEQUENT EVENTS

      Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined that the following subsequent events are reportable.

        The Company received the following advances on the April 2016 Note:

  July 15, 2016, received $10,000;

  July 29, 2016, received $33,000;

  August 16, 2016, received $35,500;

  August 31, 2016, received $28,000; and

  September 14, received $33,500.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company's executive officer and principal financial officers, or persons performing similar functions, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act), as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is (i) recorded, processed, summarized and reported within the required time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our management concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective due to the following material weaknesses:

1. lack of segregation of duties; and
2. failure to implement accounting controls of acquired businesses.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses.

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this Annual Report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention on timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

 Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are primarily due to the continued integration of the 2016 acquisition of Indaba. The small size of the Company's accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  We do expect to retain additional personnel to remediate these control deficiencies in the future.

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2016, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2016 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter of fiscal year ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists the executive officers and directors of the Company as of June 30, 2016:

Name	Age	Position
Andrew Van Noy	33	Chief Executive Officer, President and Chairman
Gregory Boden	45	Chief Financial Officer, Corporate Secretary, and Director
Zachary Bartlett	34	Vice President of Communications and Director
Ryan Shields	37	Director
Blake Gindi	33	Director

Andrew Van Noy, age 33, has been a director of the Company since November 17, 2012.  Mr. Van Noy has been the President of the Company since April 24, 2012 and the Chief Executive Officer of the Company since August 13, 2012.  He was the Vice President of Sales and Marketing of the Company from May 1, 2011 to November 17, 2012 and Executive Vice President of the Company from November 17, 2012 to April 24, 2012.  Mr. Van Noy came to the Company with experience in the private equity and investment banking industry, where he served from April 2006 to December 2008 as Director of Velocity of Money, a boutique real estate private equity firm, and managed over $300 million of transactions at Morgan Stanley's global banking headquarters in Salt Lake City, Utah.  From January 2009 to April 2011, Mr. Van Noy served as the Vice President of Sales and Marketing for PageTransformer, a company which provided web and software development for iPad, iPhone, and Android devices. The Board of Directors believes that Mr. Van Noy is qualified to serve as a director because his experience in executive roles and his experience with re-branding and re-structuring of the Company, including the launch of our Magento platform.

Gregory Boden, age 45, has been a director of the Company since November 17, 2011 and the Corporate Secretary of the Company since February 11, 2013.  On April 24, 2012 Mr. Boden was appointed Chief Financial Officer of the Company.  From June 1, 2011 to March 1, 2012, Mr. Boden served as an independent contractor assisting the Company in accounting and financial reporting matters.  In addition to his position as Chief Financial Officer, Mr. Boden has served since January 1, 2011 as the President of Bountiful Capital, LLC, a Santa Barbara based private equity company.  Prior to joining the Company, from September 2006 to October 2009, Mr. Boden worked in public accounting in the audit practice of KPMG, LLP, after which, from October 2009 to December 2010, he and managed the franchise accounting and cash application departments of Select Staffing, a nationwide staffing company.  Mr. Boden received his Master of Accountancy degree from the University of Denver.  The Board of Directors believes that Mr. Boden is qualified to serve as a director because of his management and industry experience, in addition to his understanding of accounting and financial reporting.

                Zachary Bartlett, age 34, has been a director of the Company since July 2012.  In July, 2012 Mr. Bartlett was appointed Vice President of Operations of the Company. In October, 2015 Mr. Bartlett was appointed Vice President of Communications of the Company.  From July, 2011 to July, 2012, Mr. Bartlett served as an independent contractor assisting the Company in project management matters.  Prior to joining the Company, Mr. Bartlett was the Creative Director of Crowbar Studios, Inc., a graphic design and web development firm founded by Mr. Bartlett in 2008.  From 2004 to 2008, he held the position of Art and Brand consultant at Demon International, a snowboard accessories company.  In 2009, Mr. Bartlett was one of the founders of Page Transformer, Inc., a company that provided web and software development for iPad, iPhone, and Android devices.  Mr. Bartlett received his Bachelor of Fine Arts degree in graphic design from Brigham Young University in 2004.  The Board of Directors believes that Mr. Bartlett is qualified to serve as a director because of his industry experience and his understanding of industry trends.

Ryan Shields, age 37, has been a Director of the Company since October 1, 2015.  Mr. Shields co-founded Indaba in January 2011, and has served as the Chief Executive Officer of Indaba since its inception, a position which he holds today.  From 2006 until 2009, Mr. Shields served as the Director of Business Development for Moodia, a website development company based in the UK.  Prior to Joining Moodia, he served as the Manager of Business Development for the Feel Good Drinks company, from 2002 until 2005.  In 2002, Mr. Shields served as the Business Development Manager for NTT Europe until 2004.  Mr. Shields received his Bachelor of Commerce, Information Systems degree from the University of Cape Town, in 1998. The board of Directors believes that Mr. Shields is qualified to serve as a director because of his industry and leadership experience.

Blake Gindi, age 33, has been a Director of the Company since October 1, 2015.  Mr. Gindi co-founded Indaba in January 2011, and has served as the Chief Technology Officer of Indaba since its inception, a position which he holds today.  Prior to co-founding Indaba, Mr. Gindi served as the Creative Director and Lead Developer for Insyntrix, from 2008 until 2009.  From 2006 until 2007, he served as the Production Manager and Engineer for Blueline.  Prior to Blueline, Mr. Gindi served in various graphic design positions at Colorado State University and the City of Fort Collins, from 2004 until 2006.  Mr. Gindi received his Bachelor of Fine Arts, Graphic Design degree from Colorado State University in 2005 and an Associate of Applied Science, Web Design and Interactive Media from the Art Institute of Colorado in 2008. The Board of Directors believes that Mr. Gindi is qualified to serve as a director because of his industry and leadership experience.

No director is required to make any specific amount or percentage of his business time available to us.  Our officer intends to devote such amount of his time to our affairs as is required or deemed appropriate by us.

Family Relationships

There are no family relationships among our executive officers and directors.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●

subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;
●

the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●

the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

The Board of Directors has not had an Audit Committee since February 2006 when Tom Djokovich, the sole member of the Audit Committee, resigned from the Company's Board of Directors for personal reasons.  Since then, the Company has not reappointed an Audit Committee.   Until the Company re-establishes an audit committee, the Board of Directors acts as the audit committee.  Due to his experience in public accounting and his understanding of GAAP, we believe that Mr. Boden, the Company's Chief Financial Officer, fills the role of "audit committee financial expert" as defined in Item 407(d) of Regulation S-K promulgated by the SEC.  Because Mr. Boden is the Chief Financial Officer of the Company, he is not independent.

Code of Conduct

The Company has adopted a Code of Conduct that applies to all of its directors, officers and employees.  Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the Audit Committee, when formed, or the full Board of Directors and, in the case of a waiver for members of the Audit Committee, by the Board of Directors.  Any such waivers will be promptly disclosed to the Company's shareholders. A copy of our Code of Conduct will be provided to any person requesting same without charge. To request a copy of our Code of Conduct please make written request to our Chief Executive Officer c/o CloudCommerce, Inc. at 1933 Cliff Dr., Suite 1, Santa Barbara, California 93109.

Compliance with Section 16(A) of Exchange Act

Section 16(a) of the Exchange Act requires the Company's officers and directors, and certain persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC").  Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.  Based solely on its review of the copies of such Section 16 Reports received by the Company, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended June 30, 2016 have been complied with on a timely basis.

Changes in Nominating Procedures

None.

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

To date, we have not applied a formal compensation program to determine the compensation of the Named Executives Officers.  In the future, as we and our management team expand, our Board of Directors expects to add independent members, form a compensation committee comprised of independent directors, and apply the compensation philosophy and policies described in this section of the 10-K.

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

  Severance and change in control plans are designed to facilitate the Company's ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered.  We currently have not given separation benefits to any of our Name Executive Officers.

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

The Elements of CloudCommerce's Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  The Board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise.  None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by the Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended June 30, 2016, all executive officer base salary decisions were approved by the Board of Directors.

Our Board of Directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, or during the year if needed, and the Board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions.

Incentive Compensation Awards

During the year ended June 30, 2015, the Board approved a quarterly incentive bonus to the Chief Executive Officer, calculated as 3% of gross profit, payable approximately 30 days after the end of the quarter.  This program was not continued into the fiscal year ended June 30, 2016.

Equity Incentive Awards

Our 2003 Stock Option Plan for directors, officers, employees and key consultants (the "2003 Plan") which authorized the issuance of up to 5,000,000 shares of our common stock pursuant to the 2003 Plan terminated upon the expiration of the remaining options granted under the 2003 Plan on May 24, 2014.   In the future, we plan to establish a new management stock option plan pursuant to which stock options may be authorized and granted to our executive officers, directors, employees and key consultants.  We expect to authorize up to 10% of our issued and outstanding common stock for future issuance under such plan.  We believe that stock option awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders.  The Board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive's position, his or her performance and responsibilities, and the amount of options, if any, currently held by the officer and their vesting schedule.  Our policy prohibits backdating options or granting them retroactively.  As of June 30, 2014, no stock options granted under the 2013 Plan remain outstanding and the 2003 Plan has been terminated.  As of June 30, 2016, 123,000,000 stock options granted outside of the 2003 Plan are outstanding.

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

Executive Officer Compensation

The following summary compensation table sets forth certain information concerning compensation paid to the Company's Chief Executive Officer and its most highly paid executive officers (the "Named Executive Officers") whose total annual salary and bonus for services rendered in all capacities for the fiscal year ended June 30, 2016 was $100,000 or more.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus(5)	Option Awards(1)	All Other Compensation	Total

Andrew Van Noy (2)........... Chief Executive Officer, President, and Director	2016 2015	$188,175 $147,417	-0- $16,413	$300,000 $588,000	-0- -0-	$488,175 $751,830

Gregory Boden (3)............... Chief Financial Officer, Corporate Secretary, and Director	2016 2015	$80,400 $80,400	-0- -0-	$75,000 $131,000	-0- -0-	$155,400 $211,400

Zachary Bartlett (4).............. Vice President of Communications and Director	2016 2015	$135,270 $116,400	-0- -0-	$150,000 $262,000	-0- -0-	$285,270 $378,400

(1)   The amounts in this column reflect the grant-date fair value of stock options with respect to the years ended June 30, 2016 and 2015, in accordance with applicable accounting guidance related to stock based compensation.  For a description of the assumptions used in determining the value of the options, see the notes to the consolidated financial statements.

(2)   Mr. Van Noy has been the President of the Company since April 24, 2012 and the Chief Executive Officer of the Company since August 13, 2012.  Mr. Van Noy's base compensation was $140,400 per year, beginning January 1, 2014, which was increased to $195,000 per year beginning on August 16, 2015.

(3)   Mr. Boden has been the Chief Financial Officer of the Company since April 24, 2012.  Mr. Boden's compensation during the fiscal year ended June 30, 2013 was $60,000 per year.  Mr. Boden's compensation was increased to $80,400 per year, beginning January 1, 2014.

(4)   Mr. Bartlett has been the Vice President of Communications for the Company since July 2012.  As Vice President of Operations his compensation was $116,160 per year beginning on January 1, 2014 and increased to $138,000 on August 16, 2015.

(5)   During the year ended June 30, 2015, Mr. Van Noy received a quarterly bonus, calculated as 3% of gross profit, paid approximately 30 days after each quarter.  The bonus program was not carried forward to the year ended June 30, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by the Company's executive officers at June 30, 2016.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Gregory Boden (1)	500,000	- 0 -	$0.0040	October 12, 2021
Chief Financial	2,500,000	-0-	$0.0053	August 13, 2019
Officer and	4,684,932	5,315,068	$0.0131	February 3, 2022
Corporate Secretary	1,415,525	3,584,475	$0.0150	August 25, 2022

Andrew Van Noy (2)	5,000,000	- 0 -	$0.0053	August 13, 2019
Chief Executive	14,054,795	15,945,205	$0.0131	February 3, 2022
Officer and	6,410,959	8,589,041	$0.0130	March 20, 2022
President	5,662,100	14,337,900	$0.0150	August 25, 2022

Zachary Bartlett (3)	5,000,000	- 0 -	$0.0053	August 13, 2019
Vice President of	9,369,863	10,630,137	$0.0131	February 3, 2022
Communications	2,831,050	7,168,950	$0.0150	August 25, 2022

(1)   On October 12, 2011, Mr. Boden received stock options to purchase 500,000 shares of common stock, at an exercise price of $0.004 per share exercisable for a period of ten years from the date of grant.  These stock options vest at a rate of 1/48 per month commencing on the date of grant until all of the options are vested.  On August 13, 2012, Mr. Boden received stock options to purchase 2,500,000 shares of common stock, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On February 3, 2015, Mr. Boden received stock options to purchase

10,000,000 shares of common stock, at an exercise price of $0.0131 per share exercisable for a period of seven years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.  On August 25, 2015, Mr. Boden received stock options to purchase 5,000,000 shares of common stock, at an exercise price of $0.015 per share exercisable for a period of seven years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

(2)   On August 13, 2012, Mr. Van Noy received stock options to purchase 5,000,000 shares of common stock, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.  On February 3, 2015, Mr. Van Noy received stock options to purchase 30,000,000 shares of common stock, at an exercise price of $0.0131 per share exercisable for a period of seven years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On March 20, 2015, Mr. Van Noy received stock options to purchase 15,000,000 shares of common stock, at an exercise price of $0.013 per share exercisable for a period of seven years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.  On August 25, 2015, Mr. Van Noy received stock options to purchase 20,000,000 shares of common stock, at an exercise price of $0.015 per share exercisable for a period of seven years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

(3)   On August 13, 2012, Mr. Bartlett received stock options to purchase 5,000,000 shares of common stock, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On February 3, 2015, Mr. Bartlett received stock options to purchase 20,000,000 shares of common stock, at an exercise price of $0.0131 per share exercisable for a period of seven years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.  On August 25, 2015, Mr. Bartlett received stock options to purchase 10,000,000 shares of common stock, at an exercise price of $0.015 per share exercisable for a period of seven years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

Option Exercises and Stock Vested

None of the Company's executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended June 30, 2016.

Director Compensation

The Company's directors did not receive any compensation for their services rendered to the Company as directors during the fiscal years ended June 30, 2016 and June 30, 2015.

Employment Agreements

The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with its executive officers in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of CloudCommerce at September 27, 2016.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of September 27, 2016 are deemed outstanding even if they have not actually been exercised.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 129,899,595 outstanding shares of common stock.  Except as otherwise listed below, the address of each person is c/o CloudCommerce, Inc., 1933 Cliff Drive, Suite 1, Santa Barbara, California 93109.  Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership

Gregory Boden Director, Chief Financial Officer, and Corporate Secretary (2)	11,179,936	7.9%

Andrew Van Noy Chairman, Chief Executive Officer, and President (3)	48,517,893	28.6%

Zachary Bartlett Director and Vice President of Communications (4)	53,789,011	35.6%

All current Executive Officers as a Group (3)	113,486,840	56.1%

Thunder Innovations, LLC 297 Kingsbury Grade, #100, Box 4470 Stateline, NV 89449	14,893,905	7.4%

(1)   Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2)   Includes 11,127,854 shares which may be purchased by Mr. Boden pursuant to stock options that are exercisable within 60 days of September 27, 2016.

(3)   Includes 39,913,242 shares which may be purchased by Mr. Van Noy pursuant to stock options that are exercisable within 60 days of September 27, 2016.

(4)   Includes 21,255,708 shares which may be purchased by Mr. Bartlett pursuant to stock options that are exercisable within 60 days of September 27, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Chief Financial Officer of the Company, Greg Boden, is also the President of Bountiful Capital, LLC ("Bountiful").  On April 18, 2016, the Company issued a promissory note in the amount of up to $500,000 to Bountiful. On April 8, 2016, Bountiful advanced the Company $35,500 for operational expenses. Bountiful advanced an additional $41,000 on May 2, 2016, $35,000 on May 17, 2016, $160,000 on May 19, 2016, $34,000 on June 1, 2016, $21,000 on June 21, 2016, and $33,500 on June 30, 2016, for a total draw of $360,000.  The note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche.  The balance of the April 2016 Note, as of June 30, 2016 is $361,979, which includes $1,979 of accrued interest.

Director Independence

None of the Directors are independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

HJ Associates & Consultants, LLP ("HJ") served as the Company's principal auditing firm since August 2006, until December 2015, when the Company appointed Liggett and Webb, PA ("Liggett") as our principal auditing firm.  Liggett currently serves as our auditing firm, as well as a provider of tax services.

Audit Fees

An aggregate of $144,353 was billed by our auditors for the following professional services: 1) audit of the annual financial statement of the Company for the fiscal year ended June 30, 2016, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2015, December 31, 2015, and March 31, 2016, 2) audit of the annual financial statements of Indaba for the years ended June 30, 2014 and June 30, 2015, a review of the interim financial statements, for the period ended September 30, 2015, and the disclosures included in the 8-K/A related to the Indaba acquisition.

An aggregate of $31,500 was billed by our auditors for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended June 30, 2015, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2014, December 31, 2014, and March 31, 2015.

Audit Related Fees

None.

Tax Fees

Our auditors billed the Company $1,172 for tax preparation services during the fiscal year ended June 30, 2016.

Our auditors billed the Company $1,069 for tax preparation services during the fiscal year ended June 30, 2015.

All Other Fees

None.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Exhibits
Exhibit	Description
2.1

First Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (Incorporated by reference from the exhibits included with the Company's Report on Form SC 14F1 filed with the Securities and Exchange Commission, dated April 8, 2003).

2.2

Second Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation  (Incorporated by reference from the exhibits included with the Company's prior Report on Form 8-K filed with the Securities and Exchange Commission, dated May 30, 2003).

2.3

Agreement and Plan of Merger by and among Indaba Group, LLC, a Colorado limited liability company, Ryan Shields, Blake Gindi, and Jack Gindi, Warp 9, Inc., a Nevada corporation, and Warp 9, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 30, 2015).

2.4

Statement of Merger between Indaba Group, LLC, a Colorado limited liability company, and Warp 9, Inc., a Delaware corporation (Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).

2.5

Certificate of Merger of Domestic Corporation and Foreign Limited Liability Corporation between Warp 9, Inc., a Delaware corporation, and Indaba Group, LLC, a Colorado limited liability company (Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).

3.1	Articles of Incorporation (incorporated by reference from the exhibits included with the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission, dated April 10, 2002).
3.2

Certificate of Amendment to Articles of Incorporation   (Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission, dated September 30, 2015).

3.3	Bylaws (incorporated by reference from the exhibits included with the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission, dated April 10, 2002).
3.4

Certificate of Designation of Series A Preferred Stock (Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).

3.5

Certificate of Designation of Series B Preferred Stock (Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission, dated December 18, 2015).

3.6

Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission, dated June 28, 2016).

4.1	Stock Option Plan (Incorporated by reference from the exhibits included in the Company's Information Statement filed with the Securities and Exchange Commission, dated August 1, 2003).
10.1	Form of Unsecured Promissory Note (Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission, dated April 21, 2016).
10.2

Form of Convertible Note, dated January 5, 2015 ( Incorporated by reference to exhibits filed with the Company's Current Report on Form 10-Q/A filed with the Securities and Exchange Commission, dated February 17, 2015).

10.3

Form of Stock Option Agreement  ( Incorporated by reference to exhibits filed with the Company's Current Report on Form 10-Q/A filed with the Securities and Exchange Commission, dated February 17, 2015).

10.4

Employment Agreement between Indaba Group, Inc., a Delaware corporation, and Ryan Shields (Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).

10.5

Employment Agreement between Indaba Group, Inc., a Delaware corporation, and Blake Gindi (Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).

10.6	Convertible Promissory Note (Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 9, 2015).
21.1	List of Subsidiaries (Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission, dated October 12, 2007).
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial/Accounting Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial/Accounting Officer
EX-101.INS**	XBRL INSTANCE DOCUMENT
EX-101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB**	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

 * Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 27, 2016

                                                                                                                CLOUDCOMMERCE, INC.

By:      /s/ Andrew Van Noy

--------------------------------------------------------

Andrew Van Noy,

Chief Executive Officer and President

(Principal Executive Officer)

By:      /s/ Gregory Boden

--------------------------------------------------------

Gregory Boden,
Chief Financial Officer
(Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andrew Van Noy	Dated: September 27, 2016
Andrew Van Noy,
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

By: /s/ Gregory Boden	Dated: September 27, 2016
Gregory Boden, Chief Financial Officer and Director
(Principal Financial/Accounting Officer)

By: /s/ Zachary Bartlett	Dated: September 27, 2016
Zachary Bartlett, Director

By: /s/ Ryan Shields	Dated: September 27, 2016
Ryan Shields, Director

By: /s/ Blake Gindi	Dated September 27, 2016
Blake Gindi, Director