Form 10-Q
period 2016-09-30
CLOUDCOMMERCE, INC.
filed 2016-11-14
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2016

or

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

As of November 14, 2016, the number of shares outstanding of the registrant's class of common stock was 129,899,595.

PART I. - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	June 30, 2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$11,274	$49,663
Accounts receivable, net	347,945	427,866
Prepaid and other current Assets	7,173	12,426
TOTAL CURRENT ASSETS	366,392	489,955

PROPERTY & EQUIPMENT, net	70,520	73,158

OTHER ASSETS
Lease deposit	3,500	3,500
Internet domain	20,202	20,202
Goodwill and other intangible assets, net	1,569,436	1,623,624
TOTAL OTHER ASSETS	1,593,138	1,647,326

TOTAL ASSETS	$2,030,050	$2,210,439

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$293,350	$177,383
Accrued expenses	267,919	267,805
Line of credit	80,806	83,540
Deferred income and customer deposit	3,998	335,642
Convertible notes and interest payable, current, net	88,749	87,086
Notes Payable	607,313	461,979
TOTAL CURRENT LIABILITIES	1,342,135	1,413,435

LONG TERM LIABILITIES
Accrued expenses, long term	212,703	213,753
TOTAL LIABILITIES	1,554,838	1,627,188

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value;
5,000,000 Authorized shares:	-	-
Series A Preferred stock; 10,000 authorized, 10,000
issued and outstanding shares, respectively;	10	10
Series B Preferred stock; 20,000 authorized, 18,025 shares issued and
outstanding, respectively;	18	18
Common stock, $0.001 par value;
2,000,000,000 authorized shares;
129,899,595 shares issued and outstanding	129,899	129,899
Additional paid in capital	18,654,172	18,547,641
Accumulated deficit	(18,308,887)	(18,094,317)
TOTAL SHAREHOLDERS' EQUITY	475,212	583,251

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,030,050	$2,210,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	September 30, 2016	September 30, 2015

REVENUE	$1,092,674	$113,559

OPERATING EXPENSES
Salaries and outside services	872,806	295,452
Selling, general and administrative expenses	250,172	99,482
Stock based compensation	126,531	105,293
Depreciation and amortization	60,325	737

TOTAL OPERATING EXPENSES	1,309,834	500,964

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(217,160)	(387,405)

OTHER INCOME (EXPENSE)
Other income	69	-
Gain (loss) on sale of fixed assets	14,260	-
Gain (loss) on changes in derivative liability	-	(4,166,890)
Interest expense	(11,739)	(200,382)

TOTAL OTHER INCOME (EXPENSE)	2,590	(4,367,272)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(214,570)	(4,754,677)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(214,570)	(4,754,677)

PREFERRED DIVIDEND	20,000	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(234,570)	$(4,754,677)

NET LOSS PER SHARE
BASIC	$(0.00)	$(0.04)
DILUTED	$(0.00)	$(0.04)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	129,899,595	105,790,195
DILUTED	129,899,595	105,790,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2016	28,025	$28	129,899,595	$129,899	$18,547,641	$(18,094,317)	$583,251

Dividend on Series A Preferred stock	-	-	-	-	(20,000)	-	(20,000)

Stock based compensation	-	-	-	-	126,531	-	126,531

Net loss	-	-	-	-	-	(214,570)	(214,570)

Balance, September 30, 2016 (unaudited)	28,025	$28	129,899,595	$129,899	$18,654,172	$(18,308,887)	$475,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(214,570)	$(4,754,677)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	60,325	737
Bad debt expense	(13,725)	(3,307)
Stock based compensation	126,531	105,293
Amortization of debt discount	-	168,136
(Gain) loss on sale of fixed assets	(14,260)	-
(Gain)/Loss on derivative liability	-	4,166,890
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	93,646	29,889
Prepaid and other assets	5,253	1,714
Increase (Decrease) in:
Accounts payable	115,967	85,880
Accrued expenses	6,061	33,469
Deferred income	(331,644)	(8,000)

NET CASH (USED IN) OPERATING ACTIVITIES	(166,416)	(173,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,889)	-
Sale of property and equipment	14,650
Purchase of intangible assets	-	(10,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	10,761	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid	(20,000)	-
Proceeds from issuance of notes payable	140,000	193,000
Net payments on line of credit	(2,734)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	117,266	193,000

NET INCREASE/(DECREASE) IN CASH	(38,389)	9,024

CASH, BEGINNING OF YEAR	49,663	19,051

CASH, END OF PERIOD	$11,274	$28,075

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$4,741	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2016

  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CloudCommerce, Inc.'s ("CloudCommerce," "we," "us," or the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.  For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2016.

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

Accounts Receivable

The Company extends credit to its customers, who are located nationwide.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers' financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balance of the allowance account at September 30, 2016 and June 30, 2016 are $31,859 and $45,584 respectively.

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

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered.  We present revenue, net of customer incentives.  Most of the income is generated from professional services and site development fees.  We provide online marketing services that we purchase from third parties.  The gross revenue presented in our statement of operations is in accordance with ASC 605-45.  We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 605-25, which are recognized as the work is performed.   Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved.  The terms of services contracts generally are for periods of less than one year.  The deferred revenue as of September 30, 2016 and the fiscal year ended June 30, 2016 was zero and $331,644, respectively.

We always strive to satisfy our customers by providing superior quality and service.  Since we typically bill based on a Time and Materials basis, there are no returns for work delivered. When discrepancies or disagreements arise, we do our best to reconcile those by assessing the situation on a case-by-case basis and determining if any discounts can be given.  Historically, no significant discounts have been granted.

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were zero for the three months ended September 30, 2016 and 2015.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $48,358 and $12,070 for the three months ended September 30, 2016 and 2015, respectively.

Fair value of financial instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of September 30, 2016 and June 30, 2016, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

We measure certain financial instruments at fair value on a recurring basis.  As of September 30, 2016 and the fiscal year ended June 30, 2016, the Company had no assets or liabilities that are required to be valued on a recurring basis.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $6,137 and $737 for the three months ended September 30, 2016 and 2015, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest.  Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended September 30, 2016, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2016 based on the grant date fair value estimated.  Stock-based compensation expense recognized in the statement of operations for the three months ended September 30, 2016 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The stock-based compensation expense recognized in the consolidated statements of operations during the three months ended September 30, 2016 and 2015 was $126,531 and $105,293, respectively.

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

For the three months ended September 30, 2016, the Company has excluded 123,000,000 options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, and shares issuable from $88,749 in convertible notes convertible into 22,187,250 shares of common stock, because their impact on the loss per share is anti-dilutive.

For the three months ended September 30, 2015, the Company has excluded 126,000,000 options, 28,019,163 warrants outstanding, and 374,607,000 shares underlying $1,498,428 in convertible notes, because their impact on the loss per share is anti-dilutive.

Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2016, and no pronouncements were adopted during the period.

  LIQUIDITY AND OPERATIONS

The Company had net loss of $214,570 for the three months ended September 30, 2016 and net loss of $4,754,677 for the three months ended September 30, 2015, and net cash used in operating activities of $166,416 and $173,976 for the same periods, respectively.

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

  BUSINESS ACQUISITIONS

Indaba Group, LLC

On October 1, 2015, the Company completed the acquisition of Indaba Group, LLC, a Colorado limited liability company.  As of that date, the Company's operating subsidiary, Warp 9, Inc., a Delaware corporation, merged with Indaba Group, LLC and the name of the combined subsidiary was changed to Indaba Group, Inc. ("Indaba").  The total purchase price of two million dollars ($2,000,000) was paid in the form of the issuance of ten thousand (10,000) shares of the Company's Series A Convertible Preferred Stock, at a liquidation preference of two hundred dollars ($200) per share and payment of working capital surplus in the amount of $55,601.  As of the date of closing, Ryan Shields and Blake Gindi, two of the owners of Indaba Group, LLC, were appointed to the CloudCommerce Board of Directors.

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

Tangible assets acquired	$417,700
Liabilities assumed	(193,889)
Net tangible assets	223,811
Non-compete agreements	201,014
Customer list	447,171
Goodwill	1,128,004
Total purchase price	$2,000,000

As of September 30, 2016, the Company has recorded an estimated fair value of the intangible assets of Indaba based on a preliminary purchase price allocation prepared by management.  As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of Indaba had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

	Period ended, September 30, 2016	Period ended, September 30, 2015
Total revenues	$1,092,674	$774,901
Net loss	(214,570)	(4,813,341)
Basic and diluted net earnings per common share	$(0.00)	$(0.05)

  INTANGIBLE ASSETS

Domain Name

On June 26, 2015, the Company purchased the rights to the domain "CLOUDCOMMERCE.COM", from a private party at a purchase price of $20,000, plus transaction costs of $202, which will be used as the main landing page for the Company.  The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet.  As of September 30, 2016, we determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense.  The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

Trademark

On September 22, 2015, the Company purchased the trademark rights of "CLOUDCOMMERCE", from a private party at a purchase price of $10,000.  The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet.  The trademark expires in 2020 and may be renewed for an additional 10 years.  Therefore, as of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense.  For the period ended September 30, 2016, the Company included $172 in depreciation and amortization expense related to this trademark.

Non-Compete Agreements

On October 1, 2015, the Company acquired Indaba from three members of the limited liability company.  At that time, we retained two of the members, who currently serve as the Chief Executive Officer and Chief Technology Officer of Indaba.  Both employees have non-compete agreements in place to protect the Company against the risk of either employee leaving Indaba to compete directly with us.  We have calculated the value of those non-compete agreements at $201,014, with a useful life of 3 years, which coincides with the term of the non-compete agreement.  This amount will be included in depreciation and amortization expense until September 30, 2018.  For the period ended September 30, 2016, the Company included $16,751 in depreciation and amortization expense related to these non-compete agreements.

Customer List

On October 1, 2015, the Company acquired Indaba, which brought an increase in revenue and many new customers.  We have calculated the value of the customer list at $447,171, with a useful life of 3 years.  This amount will be included in depreciation and amortization expense until September 30, 2018.  For the period ended September 30, 2016, the Company included $37,264 in depreciation and amortization expense related to the customer list.

The Company acquired certain intangible assets pursuant to the acquisition of Indaba Group, LLC and other acquisitions.  The following is the net book value of these assets:

	September 30, 2016
		Accumulated
	Gross	Amortization	Net
Customer List	$447,171	$(149,057)	$298,114
Non-Compete Agreements	201,014	(67,005)	134,009
Goodwill	1,128,003	-	1,128,003
Total	$1,776,188	$(216,062)	$1,560,126

Total amortization expense charged to operations for the period ended September 30, 2016 and 2015 was $54,188 and zero, respectively.

The following table of remaining amortization of finite life intangible assets, as of September 30, 2016, includes the intangible assets acquired during the Indaba acquisition, in addition to the CloudCommerce trademark:

2017	$162,563
2018	216,752
2019	54,705
2020	690
2021 and thereafter	6,723
Total	$441,433

  LINE OF CREDIT

The Company has assumed an outstanding liability related to a bank line of credit agreement from the acquisition of Indaba Group, LLC.  As of September 30, 2016 and June 30, 2016, the balances were $80,806 and $83,540, respectively.

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

On March 25, 2013, the Company issued a convertible promissory note (the "March 2013 Note") in the amount of up to $100,000, at which time an initial advance of $50,000 was received to cover operational expenses.  The lender advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000.  The terms of the March 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of common stock recorded on any trade day after the effective date of the agreement.  The March 2013 Note bears interest at a rate of 10% per year and matures on March 25, 2018. On May 23, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. The balance of the March 2013 Note, as of September 30, 2016 is $88,749, which includes $22,749 of accrued interest.

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

On January 12, 2016, the Company borrowed $100,000 from Bountiful Capital, LLC to cover operating costs.  Our Chief Financial Officer is also the President of Bountiful Capital, LLC.  The loan was offered interest free on a short term basis, and was due February 12, 2016.  As of the date of this filing, the loan has not been repaid, nor has the lender demanded payment.  The Company is currently discussing options to either extend the maturity date or refinance the balance due.

On April 18, 2016, the Company issued a promissory note (the "April 2016 Note") in the amount of up to $500,000, at which time an initial advance of $35,500 was received to cover operational expenses.  The lender advanced an additional $41,000 on May 2, 2016, $35,000 on May 17, 2016, $160,000 on May 19, 2016, $34,000 on June 1, 2016, $21,000 on June 21, 2016, $33,500 on June 30, 2016, $10,000 on July 15, 2016, $33,000 on July 29, 2016, $35,500 on August 16, 2016, $28,000 on August 31, 2016, and $33,500 on September 14, 2016, for a total draw of $500,000.  The April 2016 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche.  The balance of the April 2016 Note, as of September 30, 2016 is $507,313, which includes $7,313 of accrued interest.

Following is the five year maturity schedule for our notes payable:

Year ended June 30,	Amount Due
2017	$$600,000

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

At September 30, 2016 the Company's authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company's common stock. The holders of outstanding shares of Series A Preferred Stock shall be entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefor, at the rate of $8 per share per annum, payable in preference and priority to any payment of any dividend on the common stock.  As of September 30, 2016, the Company has 10,000 shares of Series A Preferred Stock outstanding.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock.  Each share of Series B Preferred Stock shall have a stated value of $100. The Series B Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.004 per share.  Series B Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company.  As of September 30, 2016, the Company has 18,025 shares of Series B Preferred Stock outstanding.

  STOCK OPTIONS AND WARRANTS

Stock Options

On July 10, 2003, the Company adopted the Warp 9, Inc. Stock Option Plan for directors, executive officers, and employees of and key consultants to the Company.  Pursuant to the now terminated plan, the Company was authorized to issue 5,000,000 shares of common stock.  The plan was administered by the Company's Board of Directors, and options granted under the plan could be either incentive options or nonqualified options.  Each option was exercisable in full or in installment and at such time as designated by the Board.  Notwithstanding any other provision of the plan or of any option agreement, each option expired on the date specified in the option agreement, which date was to be no later than the tenth anniversary of the date on which the option was granted (fifth anniversary in the case of an incentive option granted to a greater-than-10% stockholder).  The purchase price per share of the common stock under each incentive option was to be no less than the fair market value of the common stock on the date the option was granted (110% of the fair market value in the case of a greater-than-10% stockholder). The purchase price per share of the common stock under each nonqualified option was to be specified by the Board at the time the option is granted, and could be less than, equal to or greater than the fair market value of the shares of common stock on the date such nonqualified option was granted, but was to be no less than the par value of shares of common stock.  The plan provided specific language as to the termination of options granted thereunder.

The Company used the historical industry index to calculate volatility, since the Company's stock history did not represent the expected future volatility of the Company's common stock.  No stock options were issued during the quarter ended September 30, 2016.  The fair value of options granted during the year ended June 30, 2016, was determined using the Black Scholes method with the following assumptions:

Year Ended
6/30/16
Risk free interest rate	6.00%
Stock volatility factor	145
Weighted average expected option life	7 years
Expected dividend yield	none

A summary of the Company's stock option activity and related information follows:

	Quarter ended September 30, 2016		Quarter ended September 30, 2015
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of period	123,000,000	$0.013	91,000,000	$0.012
Granted	-	$-	35,000,000	$0.015
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-
Outstanding - end of period	123,000,000	$0.013	126,000,000	$0.013
Exercisable at the end of year	66,671,233	$0.012	31,103,082	$0.010
Weighted average fair value of
options granted during the year		$-		$525,000

As of September 30, 2016, the intrinsic value of the stock options was approximately $1,613,550, and stock option expense for the three months ended September 30, 2016 was $126,531.

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

The weighted average remaining contractual life of options outstanding, as of September 30, 2016 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.015	35,000,000	5.90
$0.013	60,000,000	5.35
$0.013	15,000,000	5.47
$0.053	12,500,000	2.87
$0.004	500,000	5.04
	123,000,000

Warrants

During the periods ended September 30, 2016 and 2015, the Company issued no warrants for services.  A summary of the Company's warrant activity and related information follows:

	Quarter Ended		Quarter Ended
	September 30, 2016		September 30, 2015
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding - beginning of period	-	$-	28,019,163	$0.003
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-
Outstanding - end of period	-	$-	28,019,163	$0.003

On June 22, 2016, all warrant holders exercised their outstanding warrants, on a cashless basis, resulting in 24,109,404 shares of restricted common stock being issued.  As of June 30 2016, there were no issued or outstanding warrants.

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

On April 18, 2016, the Company issued a promissory note in the amount of $500,000 to Bountiful Capital, LLC, the details of which are included in footnote "Notes Payable".  The Company's Chief Financial Officer, Greg Boden, is also the president of Bountiful Capital, LLC.  The Company received funds during the quarter from this note, in the amount of $140,000.

  CONCENTRATIONS

For the period ended September 30, 2016, the Company had one major customer who represented approximately 67% of total revenue.  For the period ended September 30, 2015, the Company had three major customers who represented 63% of total revenue.  At September 30, 2016 and 2015, accounts receivable from three and three customers, respectively, represented approximately 47% and 72% of total accounts receivable, respectively.  The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

  COMMITMENTS

Operating Leases

On March 1, 2016, the Company moved into office space located at 1933 Cliff Drive, Suite 1, Santa Barbara, CA 93109, on a month-to-month arrangement, for approximately $3,000 per month.

On December 10, 2012, the management of Indaba signed a lease which commenced January 16, 2013 for approximately 3,300 square feet at 2854 Larimer Street, Denver, CO 80205, for approximately $3,500 per month.  The original lease term expired February 28, 2016, but was extended until February 28, 2017, at a rate of $5,800 per month.

The following is a schedule, by years, of future minimum rental payments required under the operating lease.

Years Ending June 30,	Rent Payment
2017	$ 29,000

Total lease expense for the periods ended September 30, 2016 and 2015 was $26,296 and $18,804, respectively.  The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location, to make monthly payments on past due rent totaling $227,052.  Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250.  Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802.  As of September 30, 2016, the Company recorded the outstanding balance under this settlement agreement as a long term notes payable, with the current portion of the debt recorded in accrued expenses.  As of September 30, 2016, the Company owed $30,100 on the outstanding reduced payment terms.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company's business or financial condition.

13.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended September 30, 2016 and 2015, we had no non-cash financing activities.

14.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined that the following subsequent events are reportable.

On October 3, 2016, the Company issued an unsecured promissory note (the "October 2016 Note") in the amount of $500,000, at which time an initial advance of $36,000 was received to cover operational expenses.  The October 2016 Note bears interest at a rate of 5% per year, is payable upon demand, but in no case later than October 3, 2019.  The Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the October 2016 Note.  The Company received the following additional advances on the October 2016 Note:

  October 17, 2016, received $48,000

  November 1, 2016, received $34,000

On October 7, 2016, Indaba borrowed $40,000 from Jack Gindi, an employee and previous owner of Indaba, to cover operating expenses.  The short term loan is interest free and payable as soon as the funds become available.

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

Fair value of financial instruments

The Company's financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of September 30, 2016 and 2015, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

We measure certain financial instruments at fair value on a recurring basis.  The Company had no assets and liabilities measured at fair value on a recurring basis as of September 30, 2016.

Results of Operations for the Three Months Ended September 30, 2016, compared to the Three Months Ended September 30, 2015.

REVENUE

Total revenue for the three months ended September 30, 2016 increased by $979,115 to $1,092,674, compared to $113,559 for the three months ended September 30, 2015.  The increase was primarily due to revenue from the operations of our subsidiary Indaba, which we acquired in October 2015.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the three months ended September 30, 2016 increased by $577,354 to $872,806, compared to $295,452 for the three months ended September 30, 2015.  The increase was primarily due to our increased operations upon acquiring Indaba.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative ("SG&A") expenses for the three months ended September 30, 2016 increased by $150,690 to $250,172, compared to $99,482 for the three months ended September 30, 2015.  The increase was due to higher operating expenses, related to the acquisition of Indaba.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended September 30, 2016 and September 30, 2015 were both $0.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended September 30, 2016 increased by $59,588 to $60,325, compared to $737 for the three months ended September 30, 2015.  The increase was primarily due to the amortization of intangible assets acquired through the Indaba acquisition.

OTHER INCOME AND EXPENSE

Total other income (expense) for the three months ended September 30, 2016 increased by $4,369,862 to net other income of $2,590, compared to net other expense of $4,367,272 for the three months ended September 30, 2015.  The increase was primarily due to the losses recorded as a result of the conversion of debt to equity in addition to a decrease in fair value of our derivative liabilities in 2015.

NET LOSS

The consolidated net loss for the three months ended September 30, 2016 was $214,570, compared to the consolidated net loss of $4,754,677 for the three months ended September 30, 2015.  The decrease in net loss for the period was primarily due to changes in derivative liability, partially offset by interest expense and additional operating costs of Indaba.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($975,743) at September 30, 2016 compared to a net working capital deficit of ($923,480) at fiscal year ended June 30, 2016.

Cash flow used in operating activities was $166,416 for the three months ended September 30, 2016, compared to cash flow used in operating activities of $173,976 for the three months ended September 30, 2015.  The decrease in cash flow used in operating activities of $7,560 was primarily due to an increase in accounts payable and a decrease in accounts receivable, partially offset by the recognition of a gain from the sale of IP address blocks.  For many years, the Company has held the rights to blocks of IP addresses, related to maintaining web servers in-house.  Because the Company no longer maintains an in-house data center, it was deemed unnecessary to retain the rights of the IP addresses, so the rights to those addresses were sold.

Cash flow provided by investing activities was $10,761 for the three months ended September 30, 2016, compared to cash flow used in investing activities of $10,000 for the three months ended September 30, 2015.  The increase in cash flow provided by investing activities of $20,761 was primarily due to the sale of IP Addresses.

Cash flow provided by financing activities was $117,266 for the three months ended September 30, 2016, compared to $193,000 for the three months ended September 30, 2015.  The decrease in cash flow provided by financing activities of $75,734 was due to a decrease in borrowing and increase of dividends paid on Series A Preferred stock.

The Company has recently been incurring operating losses and experiencing negative cash flow, funded through established borrowing arrangements.  In the future, if the Company does not have sufficient cash-on-hand to fund operations, we expect to draw funds from those borrowing arrangements.  Our borrowing activity is generally determined by operations and the cash on hand.  The Company typically maintains a cash balance of two or three weeks of our operating requirements.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company's executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act), as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our management concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective due to the following material weaknesses:

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

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of September 30, 2016 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  RISK FACTORS

Not required for smaller reporting companies.

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

CLOUDCOMMERCE, INC.
(Registrant)

Dated: November 14, 2016	By:	/s/ Andrew Van Noy
Andrew Van Noy Chief Executive Officer and President (Principal Executive Officer)

/s/ Greg Boden
Greg Boden, Chief Financial Officer (Principal Financial/Accounting Officer)