Form 10-Q
period 2016-12-31
CLOUDCOMMERCE, INC.
filed 2017-02-13
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2016.

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

As of February 13, 2017, the number of shares outstanding of the registrant's class of common stock was 129,899,595.

PART I. - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	June 30, 2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$16,827	$49,663
Accounts receivable, net	298,518	427,866
Prepaid and other current Assets	19,389	12,426
TOTAL CURRENT ASSETS	334,734	489,955

PROPERTY & EQUIPMENT, net	64,361	73,158

OTHER ASSETS
Lease deposit	3,500	3,500
Internet domain	20,202	20,202
Goodwill and other intangible assets, net	1,515,249	1,623,624
TOTAL OTHER ASSETS	1,538,951	1,647,326

TOTAL ASSETS	$1,938,046	$2,210,439

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$180,823	$177,383
Accrued expenses	285,332	267,805
Line of credit	176,709	83,540
Deferred income and customer deposit	52,874	335,642
Convertible notes and interest payable, current, net	90,413	87,086
Notes Payable	864,601	461,979
TOTAL CURRENT LIABILITIES	1,650,752	1,413,435

LONG TERM LIABILITIES
Accrued expenses, long term	211,653	213,753
TOTAL LIABILITIES	1,862,405	1,627,188

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value;
5,000,000 Authorized shares:	-	-
Series A Preferred stock; 10,000 authorized, 10,000 shares
issued and outstanding, respectively;	10	10
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and
outstanding, respectively;	18	18
Common stock, $0.001 par value;
2,000,000,000 authorized shares;
129,899,595 shares issued and outstanding	129,899	129,899
Additional paid in capital	18,760,704	18,547,641
Accumulated deficit	(18,814,990)	(18,094,317)
TOTAL SHAREHOLDERS' EQUITY	75,641	583,251

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,938,046	$2,210,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

REVENUE	$628,490	$778,075	$1,721,164	$891,634

OPERATING EXPENSES
Salaries and outside services	744,414	819,617	1,617,220	1,027,248
Selling, general and administrative expenses	192,361	338,612	442,533	525,916
Stock based compensation	126,532	129,850	253,063	235,143
Depreciation and amortization	60,346	7,430	120,671	8,167

TOTAL OPERATING EXPENSES	1,123,653	1,295,509	2,433,487	1,796,474

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(495,163)	(517,434)	(712,323)	(904,840)

OTHER INCOME (EXPENSE)
Other income	2,883	221	2,952	221
Gain (loss) on sale of fixed assets	8,992	-	23,252	-
Gain (loss) on extinguishment of debt	-	(570,975)	-	(570,975)
Gain (loss) on changes in derivative liability	-	907,999	-	(3,258,891)
Interest expense	(22,815)	(283,027)	(34,554)	(483,409)

TOTAL OTHER INCOME (EXPENSE)	(10,940)	54,218	(8,350)	(4,313,054)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(506,103)	(463,216)	(720,673)	(5,217,894)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(506,103)	(463,216)	(720,673)	(5,217,894)

PREFERRED DIVIDEND	20,000	20,000	40,000	20,000

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(526,103)	$(483,216)	$(760,673)	$(5,237,894)

NET LOSS PER SHARE
BASIC	$(0.00)	$(0.00)	$(0.01)	$(0.05)
DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.05)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	129,899,595	105,790,195	129,899,595	105,790,195
DILUTED	129,899,595	105,790,195	129,899,595	105,790,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Preferred				Additional
	Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2016	28,025	$28	129,899,595	$129,899	$18,547,641	$(18,094,317)	$583,251

Dividend on Series A Preferred stock	-	-	-	-	(40,000)	-	(40,000)

Stock based compensation	-	-	-	-	253,063	-	253,063

Net loss	-	-	-	-	-	(720,673)	(720,673)

Balance, December 31, 2016 (unaudited)	28,025	$28	129,899,595	$129,899	$18,760,704	$(18,814,990)	$75,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(720,673)	$(5,217,894)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	120,671	8,167
Bad debt expense	6,376	27,051
Stock based compensation	253,063	235,143
Amortization of debt discount	-	424,069
(Gain) loss on sale of fixed assets	(23,252)	-
(Gain) loss on extinguishment of debt	-	570,975
(Gain)/loss on derivative liability	-	3,258,891
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	122,972	(8,273)
Prepaid and other assets	(6,963)	4,238
Increase (Decrease) in:
Accounts payable	3,440	110,899
Accrued expenses	33,876	52,546
Deferred income	(282,768)	(8,000)
Other liabilities	-	160,679

NET CASH (USED IN) OPERATING ACTIVITIES	(493,258)	(381,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,888)	(10,213)
Sale of property and equipment	23,641	-
Net cash on acquisition	-	22,773
Purchase of intangible assets	-	(10,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	19,753	2,560

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid	(40,000)	-
Proceeds from issuance of notes payable	387,500	426,500
Net proceeds on line of credit	93,169	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	440,669	426,500

NET INCREASE/(DECREASE) IN CASH	(32,836)	47,551

CASH, BEGINNING OF YEAR	49,663	19,051

CASH, END OF PERIOD	$16,827	$66,602

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$16,104	$-
Income taxes paid	$-	$1,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2016

  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CloudCommerce, Inc.'s ("CloudCommerce," "we," "us," or the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.  For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10K for the year ended June 30, 2016.

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

Accounts Receivable

The Company extends credit to its customers, who are located nationwide.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers' financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balance of the allowance account at December 31, 2016 and June 30, 2016 are $32,909 and $45,584 respectively.

On November 30, 2016, the Company entered into an agreement with a third party to sell the rights, with recourse, to accounts receiveable amounts due from our customers.  Under the terms of the agreement, the Company may receive advances in amounts up to $400,000, based on the amounts we invoice our customers, for a period of one year.  Because the Company maintains the collectability risk of all outstanding balances, we record the amounts due from customers as a secured borrowing arrangement, with the customer balances at fair value in accounts receivable, including an allowance for any balances at risk of collectability, and the amount due to the third party as a liability.

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

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered.  We present revenue, net of customer incentives.  Most of the income is generated from professional services and site development fees.  We provide online marketing services that we purchase from third parties.  The gross revenue presented in our statement of operations is in accordance with ASC 605-45.  We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 605-25, which are recognized as the work is performed.   Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved.  The terms of services contracts generally are for periods of less than one year.  The deferred revenue as of December 31, 2016 and the fiscal year ended June 30, 2016 was $48,876 and $331,644, respectively.

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

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were zero for the six months ended December 31, 2016 and 2015.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $2,538 and $23,829 for the six months ended December 31, 2016 and 2015, respectively.

Fair value of financial instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of December 31, 2016 and June 30, 2016, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

We measure certain financial instruments at fair value on a recurring basis.  As of December 31, 2016 and the fiscal year ended June 30, 2016, the Company had no assets or liabilities that are required to be valued on a recurring basis.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $12,296 and $7,995 for the six months ended December 31, 2016 and 2015, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest.  Stock-based compensation expense recognized in the consolidated statement of operations during the six months ended December 31, 2016, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2016 based on the grant date fair value estimated.  Stock-based compensation expense recognized in the statement of operations for the six months ended December 31, 2016 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The stock-based compensation expense recognized in the consolidated statements of operations during the six months ended December 31, 2016 and 2015 was $253,063 and $235,143, respectively.

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

For the six months ended December 31, 2016, the Company has excluded 123,000,000 shares of common stock underlying options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, and 22,603,220 shares of common stock underlying $90,413 in convertible notes, because their impact on the loss per share is anti-dilutive.

For the six months ended December 31, 2015, the Company has excluded 126,000,000 shares of common stock underlying options, 28,019,163 shares of common stock underlying warrants outstanding, and 230,352,500 shares of common stock underlying $1,769,307 in convertible notes, because their impact on the loss per share is anti-dilutive.

Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the six months ended December 31, 2016, and no pronouncements were adopted during the period.

3.   LIQUIDITY AND OPERATIONS

The Company had net loss of $720,673 for the six months ended December 31, 2016 and net loss of $5,217,894 for the six months ended December 31, 2015, and net cash used in operating activities of $493,258 and $381,509 for the same periods, respectively.

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

Six months ended December 31, 2015
Total revenues	$1,550,427
Net loss	(5,302,091)
Basic and diluted net earnings per common share	$(0.04)

5.   INTANGIBLE ASSETS

Domain Name

On June 26, 2015, the Company purchased the rights to the domain "CLOUDCOMMERCE.COM", from a private party at a purchase price of $20,000, plus transaction costs of $202, which will be used as the main landing page for the Company.  The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet.  As of December 31, 2016, we determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense.  The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

Trademark

On September 22, 2015, the Company purchased the trademark rights of "CLOUDCOMMERCE", from a private party at a purchase price of $10,000.  The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet.  The trademark expires in 2020 and may be renewed for an additional 10 years.  Therefore, as of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense.  For the six months ended December 31, 2016, the Company included $345 in depreciation and amortization expense related to this trademark.

Non-Compete Agreements

On October 1, 2015, the Company acquired Indaba from three members of the limited liability company.  At that time, we retained two of the members, who currently serve as the Chief Executive Officer and Chief Technology Officer of Indaba.  Both employees have non-compete agreements in place to protect the Company against the risk of either employee leaving Indaba to compete directly with us.  We have calculated the value of those non-compete agreements at $201,014, with a useful life of 3 years, which coincides with the term of the non-compete agreement.  This amount will be included in depreciation and amortization expense until September 30, 2018.  For the six months ended December 31, 2016, the Company included $33,502 in depreciation and amortization expense related to these non-compete agreements.

Customer List

On October 1, 2015, the Company acquired Indaba, which brought an increase in revenue and many new customers.  We have calculated the value of the customer list at $447,171, with a useful life of 3 years.  This amount will be included in depreciation and amortization expense until September 30, 2018.  For the six months ended December 31, 2016, the Company included $74,528 in depreciation and amortization expense related to the customer list.

The Company acquired certain intangible assets pursuant to the acquisition of Indaba Group, LLC and other acquisitions.  The following is the net book value of these assets:

	December 31, 2016
		Accumulated
	Gross	Amortization	Net
Customer List	$447,171	$(186,321)	$260,850
Non-Compete Agreements	201,014	(83,756)	117,258
Goodwill	1,128,003	-	1,128,003
Total	$1,776,188	$(270,077)	$1,506,111

Total amortization expense charged to operations for the six months ended December 31, 2016 and 2015 was $108,376 and $172, respectively.  The following table of remaining amortization of finite life intangible assets, for the year ended June 30, includes the intangible assets acquired during the Indaba acquisition, in addition to the CloudCommerce trademark:

2017	$108,376
2018	216,752
2019	54,705
2020	690
2021 and thereafter	6,723
Total	$387,246

6.   CREDIT FACILITIES

Line of Credit

The Company assumed an outstanding liability related to a bank line of credit agreement from the acquisition of Indaba Group, LLC.  As of December 31, 2016 and June 30, 2016, the balances were zero and $83,540, respectively.

Secured Borrowing

On November 30, 2016, the Company entered into a 12 month agreement with a third party to sell the rights to amounts due from our customers, in exchange for a borrowing facility in amounts up to a total of $400,000.  The proceeds from the facility are determined by the amounts we invoice our customers.  The Company evalutated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement.  As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a "line of credit" on the Balance Sheet.  The principal borrowed through this facility is secured by the accounts receivable balances, in addition to the other assets of the Company.  During the term of this facility, the third party lender is a first priority security interest of the Company, and will, therefore, require written consent to obligate the Company further or pledge our assets against additional borrowing facilities.  Because of this position, it may be difficult for the Company to secure additional secured borrowing facilities.  The cost of this secured borrowing facility is 0.05% of the daily balance.  During the six months ended December 31, 2016, the Company included $7,241 in interest expense, related to the secured borrowing facility, and as of December 31, 2016, the outstanding balance was $176,709.

7.   NOTES PAYABLE

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

On March 25, 2013, the Company issued a convertible promissory note (the "March 2013 Note") in the amount of up to $100,000, at which time an initial advance of $50,000 was received to cover operational expenses.  The lender advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000.  The terms of the March 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of the lower of (a) $0.015 per share, or (b) 50% of the lowest trade price of common stock recorded on any trade day after the effective date of the agreement.  The March 2013 Note bears interest at a rate of 10% per year and matures on March 25, 2018. On May 23, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. The balance of the March 2013 Note, as of December 31, 2016, is $90,413, which includes $24,413 of accrued interest.

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

On April 18, 2016, the Company issued a promissory note (the "April 2016 Note") in the amount of up to $500,000, at which time an initial advance of $35,500 was received to cover operational expenses.  The lender advanced an additional $41,000 on May 2, 2016, $35,000 on May 17, 2016, $160,000 on May 19, 2016, $34,000 on June 1, 2016, $21,000 on June 21, 2016, $33,500 on June 30, 2016, $10,000 on July 15, 2016, $33,000 on July 29, 2016, $35,500 on August 16, 2016, $28,000 on August 31, 2016, and $33,500 on September 14, 2016, for a total draw of $500,000.  The April 2016 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche.  The balance of the April 2016 Note, as of December 31, 2016, was $513,615, which includes $13,615 of accrued interest.

On October 3, 2016, the Company issued a promissory note (the "October 2016 Note") in the amount of up to $500,000, at which time an initial advance of $36,000 was received to cover operational expenses.  The lender advanced an additional $48,000 on October 17, 2016, $34,000 on October 31, 2016, $27,000 on November 15, 2016, $34,000 on November 30, 2016, and $28,500 on December 16, 2016, for a total draw of $207,500.  The October 2016 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche.  The balance of the October 2016 Note, as of December 31, 2016, was $209,089, which includes $1,589 of accrued interest.

8.   CAPITAL STOCK

At December 31, 2016 the Company's authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

Series A Preferred Stock

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company's common stock. The holders of outstanding shares of Series A Preferred Stock shall be entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefor, at the rate of $8 per share per annum, payable in preference and priority to any payment of any dividend on the common stock.  As of December 31, 2016, the Company had 10,000 shares of Series A Preferred Stock outstanding.

Series B Preferred Stock

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock.  Each share of Series B Preferred Stock shall have a stated value of $100. The Series B Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.004 per share.  Series B Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company.  As of December 31, 2016, the Company had 18,025 shares of Series B Preferred Stock outstanding.

9.   STOCK OPTIONS AND WARRANTS

Stock Options

On July 10, 2003, the Company adopted the Warp 9, Inc. Stock Option Plan for directors, executive officers, and employees of and key consultants to the Company.  Pursuant to the now terminated plan, the Company was authorized to issue 5,000,000 shares of common stock.  The plan was administered by the Company's Board of Directors (the "Board"), and options granted under the plan could be either incentive options or nonqualified options.  Each option was exercisable in full or in installment and at such time as designated by the Board.  Notwithstanding any other provision of the plan or of any option agreement, each option expired on the date specified in the option agreement, which date was to be no later than the tenth anniversary of the date on which the option was granted (fifth anniversary in the case of an incentive option granted to a greater-than-10% stockholder).  The purchase price per share of the common stock under each incentive option was to be no less than the fair market value of the common stock on the date the option was granted (110% of the fair market value in the case of a greater-than-10% stockholder). The purchase price per share of the common stock under each nonqualified option was to be specified by the Board at the time the option is granted, and could be less than, equal to or greater than the fair market value of the shares of common stock on the date such nonqualified option was granted, but was to be no less than the par value of shares of common stock.  The plan provided specific language as to the termination of options granted thereunder.

The Company used the historical industry index to calculate volatility, since the Company's stock history did not represent the expected future volatility of the Company's common stock.  No stock options were issued during the six months ended December 31, 2016.  The fair value of options granted during the year ended June 30, 2016, was determined using the Black Scholes method with the following assumptions:

Year Ended
6/30/16
Risk free interest rate	6.00%
Stock volatility factor	145
Weighted average expected option life	7 years
Expected dividend yield	none

A summary of the Company's stock option activity and related information follows:

	Quarter ended		Quarter ended
	December 31, 2016		December 31, 2015

		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of period	123,000,000	$0.013	91,000,000	$0.012
Granted	-	$-	35,000,000	$0.015
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-
Outstanding - end of period	123,000,000	$0.013	126,000,000	$0.013
Exercisable at the end of the period	75,913,242	$0.012	40,052,968	$0.011
Weighted average fair value of
options granted during the year		$-		$525,000

As of December 31, 2016, the intrinsic value of the stock options was approximately $1,613,550, and stock option expense for the six months ended December 31, 2016 was $253,063.

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

The weighted average remaining contractual life of options outstanding, as of December 31, 2016 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.015	35,000,000	5.65
$0.013	60,000,000	5.10
$0.013	15,000,000	5.22
$0.053	12,500,000	2.62
$0.004	500,000	4.78
	123,000,000

Warrants

During the periods ended December 31, 2016 and 2015, the Company issued no warrants for services.  A summary of the Company's warrant activity and related information follows:

	Quarter Ended		Quarter Ended
	December 31, 2016		December 31, 2015
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding - beginning of period	-	$-	28,019,163	$0.003
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-
Outstanding - end of period	-	$-	28,019,163	$0.003

On June 22, 2016, all warrant holders exercised their outstanding warrants, on a cashless basis, resulting in 24,109,404 shares of restricted common stock being issued.  As of June 30 2016, there were no issued or outstanding warrants.

10. RELATED PARTIES

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

On April 18, 2016, the Company issued a promissory note (the "April 2016 Note") in the amount of $500,000 to Bountiful Capital, LLC, the details of which are included in footnote "Notes Payable".  The Company's Chief Financial Officer, Greg Boden, is also the president of Bountiful Capital, LLC.

On October 3, 2016, the Company issued a promissory note (the "October 2016 Note") in the amount of up to $500,000 to Bountiful Capital, LLC, the details of which are included in footnote "Notes Payable".  The Company's Chief Financial Officer, Greg Boden, is also the president of Bountiful Capital, LLC.

On October 7, 2016, Indaba borrowed $40,000 from Jack Gindi to cover operating expenses.  Jack is the father of Indaba's Chief Technology Officer, Blake Gindi, and a former owner of Indaba.  The terms of the agreement require the funds to be repaid in two installments of $20,000 each, on December 30, 2016 and January 31, 2017.  To date, no payments have been made and the maturity date was extended to March 31, 2017.  This short term loan will accrue interest at a rate of 15% per year, if not paid by the due date.

11. CONCENTRATIONS

For the six months ended December 31, 2016, the Company had one major customer who represented approximately 62% of total revenue.  For the six months ended December 31, 2015, the Company had three major customers who represented 51% of total revenue.  At December 31, 2016 and June 30, 2016, accounts receivable from three and three customers, respectively, represented approximately 51% and 48% of total accounts receivable, respectively.  The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

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

The following is a schedule, by years, of future minimum rental payments required under the operating lease.

Years Ending June 30,	Rent Payment
2017	$ 11,600

Total lease expense for the six months ended December 31, 2016 and 2015 was $52,590 and $47,883, respectively.  The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location, to make monthly payments on past due rent totaling $227,052.  Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250.  Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802.  As of December 31, 2016, the Company recorded the outstanding balance under this settlement agreement as a long term notes payable, with the current portion of the debt recorded in accrued expenses.  As of December 31, 2016, the Company owed $29,050 on the outstanding reduced payment terms.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company's business or financial condition.

13. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended December 31, 2016 and 2015, we had no non-cash financing activities.

14. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined that the following subsequent events are reportable.

On January 3, 2017, January 17, 2017, January 31, 2017 and February 2, 2017, the Company received advances of $21,000, $50,000, $29,000 and $15,000, respectively, on the October 2016 Note.

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

Overview

CloudCommerce, Inc. (the "Company"), together with our subsidiary, provides advanced e-commerce services to leading brands. Our customers depend on us to help them compete effectively in the worldwide e-commerce market. Our comprehensive services include: (1) development of highly customized and sophisticated online stores, (2) real-time integration to other business systems, (3) digital marketing and data analytics, (4) complete and secure site management, and (5) integration to physical stores. Our goal is to become the industry leader by rapidly increasing the number of customers who regularly depend on us for services and by acquiring other rapidly growing e-commerce service providers.

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

Fair value of financial instruments

The Company's financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of December 31, 2016 and 2015, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

We measure certain financial instruments at fair value on a recurring basis.  The Company had no assets and liabilities measured at fair value on a recurring basis as of December 31, 2016.

Results of Operations for the Three Months Ended December 31, 2016, compared to the Three Months Ended December 31, 2015.

REVENUE

Total revenue for the three months ended December 31, 2016 decreased by $149,585 to $628,490, compared to $778,075 for the three months ended December 31, 2015.  The decrease was primarily due to timing of certain projects in production, which postponed the recognition of revenue to a future period.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the three months ended December 31, 2016 decreased by $75,203 to $744,414, compared to $819,617 for the three months ended December 31, 2015.  The decrease was primarily due to a reduction in headcount during the period.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative ("SG&A") expenses for the three months ended December 31, 2016 decreased by $146,251 to $192,361, compared to $338,612 for the three months ended December 31, 2015.  During the period in the prior year, the Company incurred significant integration costs related to the Indaba acquisition.  Those costs were not incurred in the same period of the current year.

STOCK BASED COMPENSATION

Stock based compensation expenses for the three months ended December 31, 2016 decreased by $3,318 to $126,532, compared to $129,850 for the three months ended December 31, 2015.  The decrease was due to options that were forfeited as a result of employee terminations.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended December 31, 2016 and December 31, 2015 were both $0.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended December 31, 2016 increased by $52,916 to $60,346, compared to $7,430 for the three months ended December 31, 2015.  The increase was primarily due to the amortization of intangible assets acquired through the Indaba acquisition.

OTHER INCOME AND EXPENSE

Total other income (expense) for the three months ended December 31, 2016 decreased by $65,158 to net other expense of $10,940, compared to net other income of $54,218 for the three months ended December 31, 2015.  The decrease was primarily due to higher interest expense during the current year, losses recorded as a result of the conversion of debt to equity, in addition to a decrease in fair value of our derivative liability in 2015.

NET LOSS

The consolidated net loss for the three months ended December 31, 2016 was $506,103, compared to the consolidated net loss of $463,216 for the three months ended December 31, 2015.  The increase in net loss for the period was primarily due to a reduction in revenue, partially offset by a reduction in operating expenses.

Results of Operations for the Six Months Ended December 31, 2016, compared to the Six Months Ended December 31, 2015.

REVENUE

Total revenue for the six months ended December 31, 2016 increased by $829,530 to $1,721,164, compared to $891,634 for the six months ended December 31, 2015.  The increase was primarily due to revenue from the operations of our subsidiary Indaba, which we acquired in October 2015.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the six months ended December 31, 2016 increased by $589,972 to $1,617,220, compared to $1,027,248 for the six months ended December 31, 2015.  The increase was primarily due to our increased operations upon acquiring Indaba.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative ("SG&A") expenses for the six months ended December 31, 2016 decreased by $83,383 to $442,533, compared to $525,916 for the six months ended December 31, 2015.  During the prior year, the Company incurred significant integration costs related to the Indaba acquisition.  Those costs were not incurred in the current year.

STOCK BASED COMPENSATION

Stock based compensation expenses for the six months ended December 31, 2016 increased by $17,920 to $253,063, compared to $235,143 for the six months ended December 31, 2015.  The increase was due to additional stock options issued.

RESEARCH AND DEVELOPMENT

Research and development expenses for the six months ended December 31, 2016 and December 31, 2015 were both $0.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the six months ended December 31, 2016 increased by $112,504 to $120,671, compared to $8,167 for the six months ended December 31, 2015.  The increase was primarily due to the amortization of intangible assets acquired through the Indaba acquisition.

OTHER INCOME AND EXPENSE

Total other income (expense) for the six months ended December 31, 2016 increased by $4,304,704 to net other expense of $8,350, compared to net other expense of $4,313,054 for the six months ended December 31, 2015.  The increase was primarily due to the losses recorded as a result of the conversion of debt to equity in addition to a decrease in fair value of our derivative liabilities in 2015.

NET LOSS

The consolidated net loss for the six months ended December 31, 2016 was $720,673, compared to the consolidated net loss of $5,217,894 for the six months ended December 31, 2015.  The decrease in net loss for the period was primarily due to changes in derivative liability, partially offset by interest expense and additional operating costs of Indaba.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($1,316,018) at December 31, 2016 compared to a net working capital deficit of ($923,480) at fiscal year ended June 30, 2016.

Cash flow used in operating activities was $493,258 for the six months ended December 31, 2016, compared to cash flow used in operating activities of $381,509 for the six months ended December 31, 2015.  The increase in cash flow used in operating activities of $111,749 was primarily due to a decrease in accounts payable, an increase in deferred revenue, partially offset by a decrease in accounts receivable.

Cash flow provided by investing activities was $19,753 for the six months ended December 31, 2016, compared to cash flow provided by investing activities of $2,560 for the six months ended December 31, 2015.  The increase in cash flow provided by investing activities of $17,193 was primarily due to the sale of IP addresses.  For many years, the Company has held the rights to blocks of IP addresses, related to maintaining web servers in-house.  Because the Company no longer maintains an in-house data center, it was deemed unnecessary to retain the rights of the IP addresses, so the rights to those addresses were sold.

Cash flow provided by financing activities was $440,669 for the six months ended December 31, 2016, compared to $426,500 for the six months ended December 31, 2015.  The increase in cash flow provided by financing activities of $14,169 was due to proceeds from the secured borrowing facility, partially offset by decreases in borrowing through notes payable and the payment of dividends on Series A Preferred stock.

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

Based on that evaluation, our management concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective due to the following material weaknesses:

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

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2016 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

CLOUDCOMMERCE, INC.
(Registrant)

Dated: February 13, 2017	By:	/s/ Andrew Van Noy
Andrew Van Noy Chief Executive Officer and President (Principal Executive Officer)

/s/ Greg Boden
Greg Boden Chief Financial Officer (Principal Financial/Accounting Officer)