Form 10-Q
period 2017-03-31
CLOUDCOMMERCE, INC.
filed 2017-05-09
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2017.

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

(805) 964-3313
Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[___]	Accelerated filer	[___]
Non-accelerated filer (Do not check if a smaller reporting company)	[___]	Smaller reporting company	[_X_]
		Emerging growth company	[___]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. /_/

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[__]	No	[_X_]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of May 8, 2017, the number of shares outstanding of the registrant’s class of common stock was 130,252,778.

PART I. - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	June 30, 2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$199,745	$49,663
Accounts receivable, net	315,757	427,866
Prepaid and other current Assets	22,439	12,426
TOTAL CURRENT ASSETS	537,941	489,955

PROPERTY & EQUIPMENT, net	56,604	73,158

OTHER ASSETS
Lease deposit	3,500	3,500
Internet domain	20,202	20,202
Goodwill and other intangible assets, net	1,461,062	1,623,624
TOTAL OTHER ASSETS	1,484,764	1,647,326

TOTAL ASSETS	$2,079,309	$2,210,439

LIABILITIES AND SHAREHOLDERS' (DEFICIT)/EQUITY

CURRENT LIABILITIES
Accounts payable	$119,811	$177,383
Accrued expenses	360,849	267,805
Line of credit	356,901	83,540
Deferred income and customer deposit	472,480	335,642
Convertible notes and interest payable, current	92,040	87,086
Notes Payable	1,046,779	461,979
TOTAL CURRENT LIABILITIES	2,448,860	1,413,435

LONG TERM LIABILITIES
Accrued expenses, long term	210,953	213,753
TOTAL LIABILITIES	2,659,813	1,627,188

SHAREHOLDERS' (DEFICIT)/EQUITY
Preferred stock, $0.001 par value;
5,000,000 Authorized shares:	—	—
Series A Preferred stock; 10,000 authorized, 10,000 shares
issued and outstanding, respectively;	10	10
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and
outstanding, respectively;	18	18
Common stock, $0.001 par value;
2,000,000,000 authorized shares;
130,252,778 and 129,899,595 shares issued and outstanding, respectively	130,252	129,899
Additional paid in capital	18,864,452	18,547,641
Accumulated deficit	(19,575,236)	(18,094,317)
TOTAL SHAREHOLDERS' (DEFICIT)/EQUITY	(580,504)	583,251

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)/EQUITY	$2,079,309	$2,210,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

REVENUE	$486,108	$736,978	$2,207,272	$1,628,612

OPERATING EXPENSES
Salaries and outside services	774,171	783,824	2,395,813	1,811,072
Selling, general and administrative expenses	252,399	334,683	693,562	860,599
Stock based compensation	124,101	125,695	377,164	360,837
Depreciation and amortization	62,910	7,302	183,582	15,470

TOTAL OPERATING EXPENSES	1,213,581	1,251,504	3,650,121	3,047,978

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(727,473)	(514,526)	(1,442,849)	(1,419,366)

OTHER INCOME (EXPENSE)
Other income	(2,014)	(2,814)	3,991	(2,593)
Gain (loss) on sale of fixed assets	—	—	23,252	—
Gain (loss) on extinguishment of debt	—	—	—	(570,975)
Gain (loss) on changes in derivative liability	—	—	—	(3,258,891)
Interest expense	(30,759)	(272,538)	(65,313)	(755,947)

TOTAL OTHER INCOME (EXPENSE)	(32,773)	(275,352)	(38,070)	(4,588,406)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(760,246)	(789,878)	(1,480,919)	(6,007,772)

PROVISION FOR INCOME TAXES	—	(1,237)	—	(1,237)

NET LOSS	(760,246)	(791,115)	(1,480,919)	(6,009,009)

PREFERRED DIVIDEND	20,000	20,000	60,000	40,000

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(780,246)	$(811,115)	$(1,540,919)	$(6,049,009)

NET LOSS PER SHARE
BASIC	$(0.01)	$(0.01)	$(0.01)	$(0.06)
DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.06)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	130,252,778	105,790,195	130,252,778	105,790,195
DILUTED	130,252,778	105,790,195	130,252,778	105,790,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)/EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2016	28,025	$28	129,899,595	$129,899	$18,547,641	$(18,094,317)	$583,251

Share correction	—	—	353,183	353	(353)	—	—

Dividend on Series A Preferred stock	—	—	—	—	(60,000)	—	(60,000)

Stock based compensation	—	—	—	—	377,164	—	377,164

Net loss	—	—	—	—	—	(1,480,919)	(1,480,919)

Balance, March 31, 2017 (unaudited)	28,025	$28	130,252,778	$130,252	$18,864,452	$(19,575,236)	$(580,504)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,480,919)	$(6,009,009)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	183,582	15,470
Bad debt expense	32,900	60,411
Stock based compensation	377,164	360,837
Amortization of debt discount	—	635,495
(Gain) loss on sale of fixed assets	(23,252)	—
(Gain) loss on extinguishment of debt	—	570,975
(Gain)/loss on derivative liability	—	3,258,891
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	79,209	60,485
Prepaid and other assets	(10,013)	1,819
Increase (Decrease) in:
Accounts payable	(57,572)	64,548
Accrued expenses	120,498	253,552
Deferred income	136,838	(8,000)
Other liabilities	—	137,461

NET CASH (USED IN) OPERATING ACTIVITIES	(641,565)	(597,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,419)	(10,436)
Sale of property and equipment	25,205	—
Net cash on acquisition	—	22,773
Purchase of intangible assets	—	(10,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	18,786	2,337

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid	(60,000)	(20,000)
Payments on promissory notes	(30,000)	—
Proceeds from issuance of notes	589,500	674,500
Net proceeds on line of credit	273,361	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	772,861	654,500

NET INCREASE IN CASH	150,082	59,772

CASH, BEGINNING OF YEAR	49,663	19,051

CASH, END OF PERIOD	$199,745	$78,823

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$35,058	$—
Income taxes paid	$—	$4,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2017

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CloudCommerce, Inc.’s (“CloudCommerce,” “we,” “us,” or the “Company”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.  For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2016.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of CloudCommerce is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

The Condensed Consolidated Financial Statements include the Company and its majority-owned subsidiary, Indaba Group, Inc., a Delaware corporation (“Indaba”). All significant inter-company transactions are eliminated in consolidation.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at March 31, 2017 and June 30, 2016 are $8,749 and $45,584 respectively.

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

On March 23, 2017, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $100,000, to a total of $500,000. As of March 31, 2017, the balance due from this arrangement was $356,901.

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

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of the income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations is in accordance with ASC 605-45. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC

605-25, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. The terms of services contracts generally are for periods of less than one year. The deferred revenue as of March 31, 2017 and the fiscal year ended June 30, 2016 was $468,482 and $331,644, respectively.

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were zero for the nine months ended March 31, 2017 and 2016.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $24,138 and $60,866 for the nine months ended March 31, 2017 and 2016, respectively.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2017 and June 30, 2016, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

We measure certain financial instruments at fair value on a recurring basis. As of March 31, 2017 and the fiscal year ended June 30, 2016, the Company had no assets or liabilities that are required to be valued on a recurring basis.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $21,018 and $15,470 for the nine months ended March 31, 2017 and 2016, respectively.

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

Indefinite Lived Intangibles and Goodwill Assets

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

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

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the nine months ended March 31, 2017, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2017 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of operations for the nine months ended March 31, 2017 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the nine months ended March 31, 2017 and 2016 was $377,164 and $360,837, respectively.

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

For the nine months ended March 31, 2017, the Company has excluded 123,000,000 shares of common stock underlying options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, and 23,010,000 shares of common stock underlying $92,040 in convertible notes, because their impact on the loss per share is anti-dilutive.

For the nine months ended March 31, 2016, the Company has excluded 126,000,000 shares of common stock underlying options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 28,019,163 shares of common stock underlying warrants outstanding, and 515,186,750 shares of common stock underlying $1,846,500 in convertible notes, because their impact on the loss per share is anti-dilutive.

Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the nine months ended March 31, 2017, and no pronouncements were adopted during the period.

3.    LIQUIDITY AND OPERATIONS

The Company had net loss of $1,480,919 for the nine months ended March 31, 2017 and net loss of $6,009,009 for the nine months ended March 31, 2016, and net cash used in operating activities of $641,565 and $597,065 for the same periods, respectively.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception. It is management’s plan to generate additional working capital from increasing sales from its desktop and mobile service offerings, and then continue to pursue its business plan and purposes.

4. BUSINESS ACQUISITIONS

Indaba Group, LLC

On October 1, 2015, the Company completed the acquisition of Indaba Group, LLC, a Colorado limited liability company. As of that date, the Company’s operating subsidiary, Warp 9, Inc., a Delaware corporation, merged with Indaba Group, LLC and the name of the combined subsidiary was changed to Indaba Group, Inc. (“Indaba”). The total purchase price of two million dollars ($2,000,000) was paid in the form of the issuance of ten thousand (10,000) shares of the Company's Series A Convertible Preferred Stock, at a liquidation preference of two hundred dollars ($200) per share and payment of working capital surplus in the amount of $55,601. As of the date of closing, Ryan Shields and Blake Gindi, two of the owners of Indaba Group, LLC, were appointed to the CloudCommerce Board of Directors.

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

Nine months ended March 31, 2016
Total revenues	$2,286,772
Net loss	(5,444,208)
Basic and diluted net earnings per common share	$(0.04)

5.       INTANGIBLE ASSETS

Domain Name

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202, which is used as the main landing page for the Company. The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet. As of June 30, 2015, we determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

Trademark

On September 22, 2015, the Company purchased the trademark rights of “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000. The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet. The trademark expires in 2020 and may be renewed for an additional 10 years. Therefore, as of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, is included in depreciation and amortization expense. For the nine months ended March 31, 2017, the Company included $517 in depreciation and amortization expense related to this trademark.

Non-Compete Agreements

On October 1, 2015, the Company acquired Indaba from three members of the limited liability company. At that time, we retained two of the members, who currently serve as the Chief Executive Officer and Chief Technology Officer of Indaba. Both employees have non-compete agreements in place to protect the Company against the risk of either employee leaving Indaba to compete directly with us. We have calculated the value of those non-compete agreements at $201,014, with a useful life of 3 years, which coincides with the term of the non-compete agreement. This amount will be included in depreciation and amortization expense until September 30, 2018. For the nine months ended March 31, 2017, the Company included $50,254 in depreciation and amortization expense related to these non-compete agreements.

Customer List

On October 1, 2015, the Company acquired Indaba, which brought an increase in revenue and many new customers. We have calculated the value of the customer list at $447,171, with a useful life of 3 years. This amount will be included in depreciation and amortization expense until September 30, 2018. For the nine months ended March 31, 2017, the Company included $111,793 in depreciation and amortization expense related to the customer list.

The Company acquired certain intangible assets pursuant to the acquisition of Indaba and other acquisitions.  The following is the net book value of these assets:

	March 31, 2017
		Accumulated
	Gross	Amortization	Net
Customer List	$447,171	$(223,586)	$223,585
Non-Compete Agreements	201,014	(100,507)	100,507
Goodwill	1,128,003	—	1,128,003
Total	$1,776,188	$(324,093)	$1,452,095

Total amortization expense charged to operations for the nine months ended March 31, 2017 and 2016 was $162,563 and $108,376, respectively. The following table of remaining amortization of finite life intangible assets, for the years ended June 30, includes the intangible assets acquired during the Indaba acquisition, in addition to the CloudCommerce trademark:

2017	$54,188
2018	216,752
2019	54,705
2020	690
2021 and thereafter	6,723
Total	$333,058

6. CREDIT FACILITIES

Line of Credit

The Company assumed an outstanding liability related to a bank line of credit agreement from the acquisition of Indaba Group, LLC. As of March 31, 2017 and June 30, 2016, the balances were zero and $83,540, respectively.

Secured Borrowing

On November 30, 2016, the Company entered into a 12 month agreement with a third party to sell the rights to amounts due from our customers, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. The proceeds from the facility are determined by the amounts we invoice our customers. The Company evalutated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “line of credit” on the Balance Sheet. The principal borrowed through this facility is secured by the accounts receivable balances, in addition to the other assets of the Company. During the term of this facility, the third party lender has a first priority security interest in the Company, and will, therefore, we will require such third party lender’s written consent to obligate the Company further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the Company to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the nine months ended March 31, 2017, the Company included $23,669 in interest expense, related to the secured borrowing facility, and as of March 31, 2017, the outstanding balance was $356,901.

7.    NOTES PAYABLE

During the quarter ended December 31, 2015, the Company signed addenda to each of its outstanding convertible notes, fixing the conversion price at $0.004. Before the addenda, the conversion price for each of the notes was tied to the trading price of the Company’s common stock. Because of that fluctuation, the Company was required to report derivative gains and losses each quarter, which was included in earnings, and an overall derivative liability balance on the balance sheet. Since the addenda, the Company has eliminated the derivative liability balance on the balance sheet and discontinued the gain/loss reporting on the income statement.

On March 25, 2013, the Company issued a convertible promissory note (the “March 2013 Note”) in the amount of up to $100,000, at which time an initial advance of $50,000 was received to cover operational expenses. The lender advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004 per share. The March 2013 Note bears interest at a rate of 10% per year and matures on March 25, 2018. On May 23, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. The balance of the March 2013 Note, as of March 31, 2017, was $92,040, which includes $26,040 of accrued interest.

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

On April 18, 2016, the Company issued a promissory note (the “April 2016 Note”) in the amount of up to $500,000, at which time an initial advance of $35,500 was received to cover operational expenses. The lender advanced an additional $41,000 on May 2, 2016, $35,000 on May 17, 2016, $160,000 on May 19, 2016, $34,000 on June 1, 2016, $21,000 on June 21, 2016, $33,500 on June 30, 2016, $10,000 on July 15, 2016, $33,000 on July 29, 2016, $35,500 on August 16, 2016, $28,000 on August 31, 2016, and $33,500 on September 14, 2016, for a total draw of $500,000. The April 2016 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche. The balance of the April 2016 Note, as of March 31, 2017, was $519,779, which includes $19,779 of accrued interest.

On October 3, 2016, the Company issued a promissory note (the “October 2016 Note”) in the amount of up to $500,000, at which time an initial advance of $36,000 was received to cover operational expenses. The lender advanced an additional $48,000 on October 17, 2016, $34,000 on October 31, 2016, $27,000 on November 15, 2016, $34,000 on November 30, 2016, $28,500 on December 16, 2016, $21,000 of January 3, 2017, $50,000 on January 17, 2017, $29,000 on January 31, 2017, $15,000 on February 2, 2017, $30,000 on February 16, 2017, $29,000 on March 1, 2017, and $28,000 on March 16, 2017, for a total draw of $409,500. The October 2016 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche. The balance of the October 2016 Note, as of March 31, 2017, was $415,103, which includes $5,603 of accrued interest.

8.    CAPITAL STOCK

At December 31, 2016 the Company’s authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

Series A Preferred Stock

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefor, at the rate of $8 per share per annum, payable in preference and priority to any payment of any dividend on the common stock. As of March 31, 2017, the Company had 10,000 shares of Series A Preferred Stock outstanding.

Series B Preferred Stock

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock has a stated value of $100. The Series B Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.004 per share. Series B Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of March 31, 2017, the Company had 18,025 shares of Series B Preferred Stock outstanding.

9.    STOCK OPTIONS AND WARRANTS

Stock Options

On July 10, 2003, the Company adopted the Warp 9, Inc. Stock Option Plan for directors, executive officers, and employees of and key consultants to the Company. Pursuant to the now terminated plan, the Company was authorized to issue 5,000,000 shares of common stock. The plan was administered by the Company’s Board of Directors (the “Board”), and options granted under the plan could be either incentive options or nonqualified options. Each option was exercisable in full or in installment and at such time as designated by the Board. Notwithstanding any other provision of the plan or of any option agreement, each option expired on the date specified in the option agreement, which date was to be no later than the tenth anniversary of the date on which the option was granted (fifth anniversary in the case of an incentive option granted to a greater-than-10% stockholder). The purchase price per share of the common stock under each incentive option was to be no less than the fair market value of the common stock on the date the option was granted (110% of the fair market value in the case of a greater-than-10% stockholder). The purchase price per share of the common stock under each nonqualified option was to be specified by the Board at the time the option is granted, and could be less than, equal to or greater than the fair market value of the shares of common stock on the date such nonqualified option was granted, but was to be no less than the par value of shares of common stock. The plan provided specific language as to the termination of options granted thereunder.

The Company used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock. No stock options were issued during the nine months ended March 31, 2017. The fair value of options granted during the year ended June 30, 2016, was determined using the Black Scholes method with the following assumptions:

Year Ended
6/30/16
Risk free interest rate	6.00%
Stock volatility factor	145
Weighted average expected option life	7 years
Expected dividend yield	none

A summary of the Company’s stock option activity and related information follows:

	Nine Months ended March 31, 2017		Nine Months ended March 31, 2016
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of period	123,000,000	$0.013	91,000,000	$0.012
Granted	—	$—	35,000,000	$0.015
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding - end of period	123,000,000	$0.013	126,000,000	$0.013
Exercisable at the end of the period	84,954,338	$0.012	49,235,616	$0.011
Weighted average fair value of
options granted during the year		$—		$525,000

As of March 31, 2017, the intrinsic value of the stock options was approximately $906,450, and stock option expense for the nine months ended March 31, 2017 was $377,164.

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

The weighted average remaining contractual life of options outstanding, as of March 31, 2017 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.015	35,000,000	5.41
$0.013	60,000,000	4.85
$0.013	15,000,000	4.97
$0.053	12,500,000	2.37
$0.004	500,000	4.54
	123,000,000

Warrants

During the periods ended March 31, 2017 and 2016, the Company issued no warrants for services. A summary of the Company’s warrant activity and related information follows:

	Nine Months Ended		Nine Months Ended
	March 31, 2017		March 31, 2016
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding - beginning of period	-	$-	28,019,163	$0.003
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-
Outstanding - end of period	-	$-	28,019,163	$0.003

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

On April 18, 2016, the Company issued a promissory note (the “April 2016 Note”) in the amount of $500,000 to Bountiful Capital, LLC, the details of which are included in footnote “Notes Payable”. The Company’s Chief Financial Officer, Greg Boden, is also the president of Bountiful Capital, LLC.

On October 3, 2016, the Company issued a promissory note (the “October 2016 Note”) in the amount of up to $500,000 to Bountiful Capital, LLC, the details of which are included in footnote “Notes Payable”. The Company’s Chief Financial Officer, Greg Boden, is also the president of Bountiful Capital, LLC.

On October 7, 2016, Indaba borrowed $40,000 from Jack Gindi to cover operating expenses. Jack is the father of Indaba’s Chief Technology Officer, Blake Gindi, and a former owner of Indaba. The terms of the agreement require the funds to be repaid in two installments of $20,000 each, on December 30, 2016 and January 31, 2017. During the quarter ended March 31, 2017, the Company made payments on this debt in the amount of $30,000, and made the final payment of $10,000 on April 7, 2017.

11. CONCENTRATIONS

For the nine months ended March 31, 2017, the Company had three major customers who represented approximately 55% of total revenue. For the nine months ended March 31, 2016, the Company had three major customers who represented 50% of total revenue. At March 31, 2017 and June 30, 2016, accounts receivable from one and three customers, respectively, represented approximately 54% and 48% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

12.  COMMITMENTS

Operating Leases

On March 1, 2016, the Company moved into office space located at 1933 Cliff Drive, Suite 1, Santa Barbara, CA 93109, on a month-to-month arrangement, for approximately $3,000 per month.

On December 10, 2012, the management of Indaba signed a lease which commenced January 16, 2013 for approximately 3,300 square feet at 2854 Larimer Street, Denver, CO 80205, for approximately $3,500 per month. The original lease term expired February 28, 2016, but was extended until February 28, 2018, at a rate of $5,850 per month.

The following is a schedule, by years, of future minimum rental payments required under the operating lease.

Years Ending June 30,	Rent Payment
2017	$17,550
2018	$46,800

Total lease expense for the nine months ended March 31, 2017 and 2016 was $78,886 and $90,483, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location, to make monthly payments on past due rent totaling $227,052. Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250. Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802. As of March 31, 2017, the Company recorded the outstanding balance under this settlement agreement as a long term notes payable, with the current portion of the debt recorded in accrued expenses. As of March 31, 2017, the Company owed $27,650 on the outstanding reduced payment terms.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

13. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended March 31, 2017, there were no non-cash financing activities.

During the nine months ended March 31, 2016, there were non-cash financing activities as follows:

2016
Preferred stock issued for acquisition	$2,000,000
Reclassification of derivative accounting	$5,636,592

14.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined that the following subsequent events are reportable.

On April 4, 2017, April 17, 2017 and May 2, 2017, the Company received advances of $46,500, $23,500 and $20,500, respectively, on the October 2016 Note.

On April 7, 2017, the Company made the final payment on the October 7, 2016 debt owed to Jack Gindi, in the amount of $10,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this prospectus. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under “Risk Factors” of the reports filed with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

Overview

CloudCommerce, Inc. (the “Company”), together with our subsidiary, provides advanced e-commerce services to leading brands. Our customers depend on us to help them compete effectively in the worldwide e-commerce market. Our comprehensive services include: (1) development of highly customized and sophisticated online stores, (2) real-time integration to other business systems, (3) digital marketing and data analytics, (4) complete and secure site management, and (5) integration to physical stores. Our goal is to become the industry leader by rapidly increasing the number of customers who regularly depend on us for services and by acquiring other rapidly growing e-commerce service providers.

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

Fair value of financial instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2017 and 2016, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

We measure certain financial instruments at fair value on a recurring basis. The Company had no assets and liabilities measured at fair value on a recurring basis as of March 31, 2017.

Results of Operations for the Three Months Ended March 31, 2017, compared to the Three Months Ended March 31, 2016.

REVENUE

Total revenue for the three months ended March 31, 2017 decreased by $250,870 to $486,108, compared to $736,978 for the three months ended March 31, 2016.  The decrease was primarily due to timing of certain projects in production, which postponed the recognition of revenue to a future period.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the three months ended March 31, 2017 decreased by $9,653 to $774,171, compared to $783,824 for the three months ended March 31, 2016.  The decrease was primarily due to a reduction in headcount during the period.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the three months ended March 31, 2017 decreased by $82,284 to $252,399, compared to $334,683 for the three months ended March 31, 2016.  During the period in the prior year, the Company incurred significant integration costs related to the Indaba acquisition. Those costs were not incurred in the same period of the current fiscal year.

STOCK BASED COMPENSATION

Stock based compensation expenses for the three months ended March 31, 2017 decreased by $1,594 to $124,101, compared to $125,695 for the three months ended March 31, 2016. The decrease was due to options that were forfeited as a result of employee terminations.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended March 31, 2017 and March 31, 2016 were both $0.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended March 31, 2017 increased by $55,608 to $62,910, compared to $7,302 for the three months ended March 31, 2016. The increase was primarily due to the amortization of intangible assets acquired through the Indaba acquisition.

OTHER INCOME AND EXPENSE

Total other income (expense) for the three months ended March 31, 2017 increased by $242,579 to net other expense of $32,773, compared to net other expense of $275,352 for the three months ended March 31, 2016. The increase was primarily due to the elimination of derivative liabilities at the end of the prior fiscal year.

NET LOSS

The consolidated net loss for the three months ended March 31, 2017 was $760,246, compared to the consolidated net loss of $791,115 for the three months ended March 31, 2016.  The decrease in net loss for the period was primarily due to a reduction in operating expenses and the elimination of derivative liabilities, partially offset by a reduction in revenue.

Results of Operations for the Nine Months Ended March 31, 2017, compared to the Nine Months Ended March 31, 2016.

REVENUE

Total revenue for the nine months ended March 31, 2017 increased by $578,660 to $2,207,272, compared to $1,628,612 for the nine months ended March 31, 2016.  The increase was primarily due to large projects started in the current fiscal year.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the nine months ended March 31, 2017 increased by $584,741 to $2,395,813, compared to $1,811,072 for the nine months ended March 31, 2016.  The increase was primarily due to an increase in headcount earlier in the fiscal year.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the nine months ended March 31, 2017 decreased by $167,037 to $693,562, compared to $860,599 for the nine months ended March 31, 2016.  The decrease was primarily due to lower rent, advertising and operating expenses in the current fiscal period.

STOCK BASED COMPENSATION

Stock based compensation expenses for the nine months ended March 31, 2017 increased by $16,327 to $377,164, compared to $360,837 for the nine months ended March 31, 2016. The increase was due to the issuance of options during the prior fiscal year.

RESEARCH AND DEVELOPMENT

Research and development expenses for the nine months ended March 31, 2017 and March 31, 2016 were both $0.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the nine months ended March 31, 2017 increased by $168,112 to $183,582, compared to $15,470 for the nine months ended March 31, 2016. The increase was primarily due to the amortization of intangible assets acquired through the Indaba acquisition.

OTHER INCOME AND EXPENSE

Total other income (expense) for the nine months ended March 31, 2017 increased by $4,550,336 to net other expense of $38,070, compared to net other expense of $4,588,406 for the nine months ended March 31, 2016. The increase was primarily due to the elimination of derivative liabilities at the end of the prior fiscal year.

NET LOSS

The consolidated net loss for the nine months ended March 31, 2017 was $1,480,919, compared to the consolidated net loss of $6,009,009 for the nine months ended March 31, 2016.  The decrease in net loss for the period was primarily due to a reduction in operating expenses and the elimination of derivative liabilities, partially offset by an increase in revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($1,910,919) at March 31, 2017 compared to a net working capital deficit of ($923,480) at fiscal year ended June 30, 2016.

Cash flow used in operating activities was $641,565 for the nine months ended March 31, 2017, compared to cash flow used in operating activities of $597,065 for the nine months ended March 31, 2016. The increase in cash flow used in operating activities of $44,500 was primarily due to decreases in accounts payable and accrued expenses, partially offset by an increase in depreciation and amortization expense.

Cash flow provided by investing activities was $18,786 for the nine months ended March 31, 2017, compared to cash flow provided by investing activities of $2,337 for the nine months ended March 31, 2016.  The increase in cash flow provided by investing activities of $16,449 was primarily due to the cost of purchases for property and equipment and intangible assets in the prior period, which were higher than the current period.

Cash flow provided by financing activities was $772,861 for the nine months ended March 31, 2017, compared to $654,500 for the nine months ended March 31, 2016.  The increase in cash flow provided by financing activities of $118,361 was due to proceeds from the secured borrowing facility, partially offset by dividend payments and the repayment of outstanding debts.

The Company has incurred operating losses and negative cash flow over the past four fiscal years, and have funded its operations through its established borrowing arrangements. In the future, if the Company does not have sufficient cash-on-hand to fund operations, we expect to draw funds from those borrowing arrangements. Our borrowing activity is generally determined by operations and the cash on hand. The Company typically maintains a cash balance of two or three weeks of our operating requirements.

The Company may need to raise additional capital to fund its operations. Any additional capital raised through the sale of equity or equity-backed securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities. The terms of the securities issued by us in future capital transactions may be more favorable to new investors and may include preferences, superior voting rights and the issuance of warrants or other derivative securities which may have a further dilutive effect.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company's executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act of 1934, as amended), as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our management concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective due to the following material weaknesses:

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

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of March 31, 2017 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CLOUDCOMMERCE, INC.
(Registrant)

Dated: May 9, 2017	By:	/s/ Andrew Van Noy
Andrew Van Noy Chief Executive Officer and President (Principal Executive Officer)
/s/ Greg Boden
Greg Boden Chief Financial Officer (Principal Financial/Accounting Officer)