Form 10-K
period 2017-06-30
CLOUDCOMMERCE, INC.
filed 2017-10-06
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 000-13215

CLOUDCOMMERCE, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0050402
(State of Incorporation)	(I.R.S. Employer Identification No.)

1933 Cliff Dr., Suite 1, Santa Barbara, California 93109

(Address of principal executive offices)

(805) 964-3313

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy

Table of Contents	1

or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $646,684 as of December 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 130,252,778 shares outstanding of the registrant’s Common Stock as of October 6, 2017.

Table of Contents	2

Table of Contents	3

PART I

ITEM 1. BUSINESS

General

CloudCommerce, Inc. (“CloudCommerce,” “we,” “us,” “our,” or the “Company”) is a global provider of cloud-driven e-commerce and mobile commerce solutions. Through our wholly-owned subsidiaries, we provide online merchants and leading brands with complete solutions for successfully conducting business with customers anytime, anywhere and on any device. Whether it is selling products or services online or making business processes available on the cloud, we deliver solutions that maximize user experience with real-time integration to enterprise applications. We focus primarily on four main areas to deliver exceptional value to our customers: engaging frontend design, robust backend integration, effective digital marketing and analytics, and complete solutions management.

To better serve our customers and create value for our shareholders, we strategically acquire profitable cloud commerce solutions providers with strong management teams.

Core Services

Our core solutions are data analytics, digital marketing, branding and creative services, and development managed infrastructure support.

Data Analytics

To deliver the highest Return on Investment (“ROI”) for our customer’s digital marketing campaign, we utilize sophisticated data science to identify the correct universes to target relevant audiences. Our ability to understand and translate data drives every decision we make. By listening to and analyzing our customers’ data we are able to make informed decisions that positively impact our customers’ business. We leverage industry-best tools to aggregate and visualize data across multiple sources, and then our data and behavioral scientists segment and model that data to be deployed in targeted marketing campaigns. We have data analytics expertise in retail, wholesale, distribution, logistics, manufacturing, political, and several other industries.

Digital Marketing

We help our customers get their message out, educate their market and tell their story. We do so creatively and effectively by deploying powerful call-to-action digital campaigns with national reach, and boosting exposure and validation with coordinated advertising in print media. Our fully-developed marketing plans are founded on sound research methodologies, brand audits and exploration of the competitive landscape. Whether our customer is a challenger brand, a political candidate, or a well-known household name, our strategists are skillful at leveraging data and creating campaigns that move people to make decisions.

Branding and Creative Services

We approach branding from a “big picture” perspective, establishing a strong identity and then building on that to develop a comprehensive branding program that tells our customer’s story, articulates what sets our customer apart from their competitors and establishes our customer in their market.

Development and Managed Infrastructure Support

Commerce-focused, user-friendly digital websites and apps, elevates our customer’s marketing position and draw consumers to their products and services. Our platform-agnostic approach allows us to architect and build solutions that are the best fit for each customer. Once the digital properties are built, our experts will help manage and protect the website or app and provide the expertise needed to scale the infrastructure needed as our customer’s business grows.

Revenue Model

We have a variety of revenue-generating models. We charge fixed or variable implementation fees to design, build and launch websites. In addition, we have several retainer arrangements for other services that vary in term length that provides reliable income. Our professional services are billed at hourly or monthly rates, depending on the customer’s needs. We believe this flexibility allows us to attract customers while maximizing profits based on billable hours.

Table of Contents	4

Benefits to Clients

Our complete solution of providing robust technology along with complementary professional services delivers many benefits to our customers.

Reduced Total Cost of Ownership and Risk

Utilizing our services, businesses can dramatically reduce or eliminate upfront and ongoing hardware, software, maintenance and support costs associated with developing, customizing, deploying and upgrading sophisticated solutions and campaigns. They can have a global digital presence without assuming the costs and risks of developing it themselves and take immediate advantage of the investments we continually make in our digital systems and associated services. Our commitment to the latest technologies helps ensure that our clients maintain pace with industry advances.

Revenue Growth

We help our clients grow their businesses by leveraging our experience to (i) increase the acquisition, retention and lifetime value of new customers; (ii) extending their businesses into new geographic markets; and (iii) expanding the visibility and sales of their products through new online sales channels. We have developed substantial expertise in digital marketing which we apply to help our clients enhance their brands and increase interest and traffic, all of which are designed to generate higher revenues for our clients’ businesses and greater revenue for the Company.

Deployment Speed

Businesses can reduce the time required to develop their digital presence by utilizing our outsourced business model. Typically, a new client can have their digital properties live much more quickly than if they decided to build, test and deploy resources in-house. Once they are operational, clients can make real-time changes to their digital properties, allowing them to address issues and take advantage of opportunities without technical assistance.

Focus on Core Competency

By utilizing our outsourced-agency model, businesses can focus on developing, marketing and selling their products rather than devoting time and resources to building and maintaining an internal infrastructure. Management can focus their time on their core business while ensuring they have access to the latest technologies, tools and expertise for running a successful digital operation.

Sales and Marketing

Our objective is to be the leading global provider of data-driven solutions. To achieve this objective, we have assembled a team of experts working collectively for the best interest of our customers.

During the client sales process, our team delivers demonstrations, presentations, proposals and contracts. Many new customers have been retained through email marketing, direct sales, and word-of-mouth referrals. Our direct sales efforts are aimed at senior marketing and information technology (IT) executives within Consumer, B2B and political organizations who are looking to create or expand their digital operations. Word-of-mouth referrals have been very valuable to us and we intend to continue nurturing our customer and industry relationships to maximize these referrals.

In addition to our direct sales efforts and referrals, we have established and continue to explore channel partnerships to expand our customer base. Prospective channel partners include existing Technology companies, hosting providers, ERP vendors, and e-commerce marketing professionals.

Industry Overview

Growth of Mobile, Digital and Social

We believe there are a number of factors that are contributing to the growth of mobile, digital and social commerce, including the following: (i) accessibility and adoption of smartphone devices throughout the world; (ii) rapid advancements in high-speed internet and 4G cellular networks making the internet more available, reliable, and efficient; (iii) consumers are more comfortable with the process of consuming information and buying products from their mobile devices; (iv) the functionality of both mobile and desktop website continues to improve, a greater range of mobile payment options are available, and special offers and shipping discounts are making online shopping more attractive; (v) businesses are placing more emphasis

Table of Contents	5

on their digital commerce strategies as mobile, desktop and social channels can reach a larger audience at a comparatively lower cost than the methods used to drive traffic to traditional brick-and-mortar retail stores. As a result of these growth drivers, we believe retailers and wholesalers have begun to build large, global customer bases that can be reached cost-effectively, potentially resulting in higher sales and profitability.

Opportunities for Outsourced Digital Solutions

We believe there are advantages to outsourcing data analytics, digital marketing, creative and development solutions like those of CloudCommerce as an attractive alternative to building and maintaining this capability in-house. These advantages include: (i) eliminating the substantial up-front and ongoing costs of computer hardware, network infrastructure and specialized application software and personnel; (ii) reducing the time it takes to get digital products and properties live and productive; (iii) shifting the ongoing technology, financial, regulatory and compliance risks to a proven service provider; (iv) leveraging the expertise of a digital solutions provider to accelerate growth of a business; and (v) allowing businesses to focus on their specific core competencies.

Competition

The market for digital marketing solutions providers is highly fragmented with vendors providing expertise in specific areas. Usually, merchants or brands must manage multiple vendors that supply specific services. We compete with other outsourced digital providers as well as with companies that maintain their own internal teams and build their solutions themselves. The competition we encounter includes:

●	In-house development of digital capabilities using tools or applications available for a fee or through open-source models;
●	Digital capabilities custom-developed by global solutions providers including, but not limited to, IBM Digital, Accenture Interactive, WPP, Omnicom, Publicis;
●	Other providers of outsourced strategy or development who specialize in technologies such as Drupal, Adobe, Magento, Demandware, Wordpress, etc.
●	Web hosting, web services and infrastructure companies that offer portions of our solution and are seeking to expand the range of their offering, including, but not limited to, Network Solutions, LLC, Akamai Technologies, Inc., Yahoo! Inc., eBay Inc. and Hostopia.com Inc.

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

Employees

As of October 6, 2017, we had 69 full time employees, 6 of whom are employed in administrative positions, 4 in sales and marketing positions, and 59 in technical positions. Forty-four employees are in Texas, 19 in Colorado, 5 in California, and 1 in Montana.

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

Seasonality

We do not anticipate that our business will be substantially affected by seasonality.

Trademarks

We have registered trademarks for Warp 9® and CloudCommerce®.

Table of Contents	6

Company History

CloudCommerce, Inc. was incorporated in Nevada on January 22, 2002 and was formerly known as Warp 9, Inc., Roaming Messenger, Inc., and Latinocare Management Corporation. On August 24, 2006, the Company’s board of directors (the “Board of Directors”) and majority shareholders voted to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc. to reflect a new strategic plan of focusing primarily on the business of the Company’s wholly-owned subsidiary, Warp 9, Inc., a Delaware corporation that is an e-commerce Software-as-a-Service (“SaaS”) provider. On July 9, 2015, the Company’s Board of Directors and majority shareholders voted to change the name of the Company from Warp 9, Inc. to CloudCommerce, Inc. to reflect the Company’s current business plan of strategically acquiring profitable digital services providers with strong management teams. On October 1, 2015, our operating subsidiary, Warp 9, Inc., merged with and into Indaba Group, LLC, with Warp 9, Inc. being the surviving entity. The name of the subsidiary was changed on October 6, 2015 to Indaba Group, Inc. (“Indaba”).

Recent Developments

On August 1, 2017, we entered into and consummated an Agreement and Plan of Merger with Parscale Creative, Inc., a Nevada corporation (“Parscale Creative”), Bradley Parscale, and Parscale Digital, Inc., a newly formed Nevada corporation and wholly owned subsidiary of the Company (“Parscale Digital”) pursuant to which Parscale Creative merged with and into Parscale Digital, and Parscale Digital became the surviving entity. Parscale Digital continued its corporate existence under the laws of the State of Nevada under the name “Parscale Digital, Inc.” as a wholly owned subsidiary of the Company.

On August 1, 2017, the Company entered into a Purchase Agreement with Parscale Media, LLC, a Texas limited liability company (“Parscale Media”) and Bradley Parscale, pursuant to which the Company will purchase 100% of the issued and outstanding Parscale Media membership interests in exchange for one million ($1,000,000) dollars. The sale is subject to certain closing conditions which have not yet been met.

ITEM 1A. RISK FACTORS

We have a history of losses and can provide no assurance of our future operating results.

We have experienced net losses and negative cash flows from operating activities and we expect such losses and negative cash flows to continue in the foreseeable future. As of June 30, 2017 and 2016, we had working capital deficit of $2,255,039 and $923,480, respectively.   For the years ended June 30, 2017 and 2016, we incurred net losses of $2,042,504 and $7,492,111, respectively.   The opinion of our independent registered public accountants on our audited financial statements as of and for the years ended June 30, 2017 and 2016 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling $1,128,004 at June 30, 2017 resulting from the acquisition of Indaba Group, LLC. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year and plan to conduct the next evaluation in conjunction with the preparation of our financial statements for the quarter ending June 30, 2018. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

We operate with significant levels of debt and rely on funding to operate.

As of June 30, 2017, our total outstanding debts were approximately $1,365,000. In addition, a large portion of the outstanding debt is owed to an entity controlled by our Chief Financial Officer. Due to operational losses, we continue to require funding from our lenders to cover operational expenses. Although we are not required to make quarterly or annual payments on the outstanding balance of our debt, interest accrues on the principal amount of such debt and the balance is required to be paid back at some point in the future. There is no guarantee that we will have sufficient funds to pay our obligations, nor is there a guarantee that our lenders will re-finance the debts or extend the maturity dates.

Table of Contents	7

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

Our net loss for the year ended June 30, 2017 was $(2,042,504). To reach our business growth objectives, we currently expect to increase our operating, sales, and marketing expenses, as well as capital expenditures. To offset these expenses, we will need to generate additional profitable revenue. If our revenue declines or grows slower than either we anticipate or our clients’ projections indicate, or if our operating, sales and marketing expenses exceed our expectations or cannot be reduced to an appropriate level, we may not generate sufficient revenue to be profitable or be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

We have traditionally used our equity to finance our acquisitions. As we search for additional companies to acquire, the components of the purchase price may include a combination of cash, debt and equity. The issuance of a substantial amount of equity may have a dilutive effect on our current shareholders upon such equity being deemed free-trading. Although this dilution may result in higher trading volume, it may result in lower market prices, which may limit an investor’s ability to obtain a return on their investment.

Even though the Company incurs significant costs while attempting to acquire other businesses, there is no guarantee that the transactions will be consummated

The Company incurs significant costs associated with both searching for companies to acquire and in closing a transaction. These costs include, but are not limited to, airfare, legal, audit and consulting fees. Because the merger/acquisition is not only dependent on both parties being dedicated to the completion of the transaction, but also the operational fit must be right, we may not close on all transactions we pursue. Incomplete transactions may result in significant capital out flows with no benefit to the Company.

If there is a triggering event that adversely affects the Company, then our intangible assets may be impaired, resulting in significant write offs.

Goodwill and identifiable intangible assets represented approximately 73% of our total assets as of June 30, 2017.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We are required to test goodwill and intangible assets for impairment annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value below its book value. Such factors requiring an interim test for impairment include loss of key employees, pending bankruptcy, loss of a significant client, declining sales, significant cost increases, change in management or declining spend in the industry.  If it is determined that there has been an event that may reduce the fair value of our

Table of Contents	8

intangible assets, then we would be required to write off all, or a portion, of the balance recorded as intangible assets. Such a write off would reduce earnings during the period of the write off.

We may become a party to litigation involving intellectual property rights, employment violations, breach of contract, or other lawsuit, which may place a burden on management and cash flows.

Third parties have asserted, and may in the future assert, that our business, the technologies we use, or the business practices we use, infringe on their intellectual property rights or employment rights or that we are in violation of other rights or laws. Defending the Company against such actions may require significant time of management and substantial amounts of money. We cannot predict whether third parties will assert claims in the future or whether any future claims will prevent us from offering our products or services. If we are found to be in the wrong, we may be required to pay a significant amount of money which could include damages and attorneys’ fees.

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

For the year ended June 30, 2017, three clients represented approximately 58% of our service fee revenue and we currently expect these clients will represent approximately 20% of our service fee revenue during the year ended June 30, 2018, as we add additional clients and acquire companies. Termination, reduction, or delay of our services under a contract could result from factors unrelated to our work product or the progress of the project such as factors related to business or financial conditions of the client, changes in client strategies or the domestic or global economy generally. Termination, reduction or substantial delay of services any significant client, or nonrenewal of any significant client contract, or the nonpayment of a material amount of our service fees by a significant client, could have a material adverse effect upon our business, results of operation and financial condition.

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

In addition, growth in our clients’ e-commerce businesses may cause a client to consider making the necessary investments to process their e-commerce operations in-house. In such event, unless we can provide a more cost-effective solution to the client, the client may choose to terminate our services. There is no assurance that we will be able to provide a more cost-effective solution, or that any such solution will not reduce our profitability or be accepted by the client.

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

Table of Contents	9

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

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.

Our growth strategy is dependent on the success of these acquisitions and in the future we may acquire additional companies, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of these acquisitions or any other future acquisition, and any acquisition has numerous risks. These risks include the following:

•	difficulty in assimilating the operations and personnel of the acquired company;
•	difficulty in effectively integrating the acquired technologies or products with our current technologies;
•	difficulty in maintaining controls, procedures and policies during the transition and integration;
•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;
•	inability to retain key technical and managerial personnel of the acquired business;
•	inability to retain key customers, vendors and other business partners of the acquired business;
•	inability to achieve the financial and strategic goals for the acquired and combined businesses;
•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential failure of the due diligence processes to identify significant issues with product quality, intellectual property infringement and other legal and financial liabilities, among other things; and
•	potential inability to assert that internal controls over financial reporting are effective.

Mergers and acquisitions of companies are inherently risky and, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition or results of operations.

Our acquisitions may not achieve expected benefits, and may increase our liabilities, disrupt our existing business and harm our operating results.

As part of our strategy, we seek to acquire other businesses and technologies to complement our current products, expand the breadth of our markets, or enhance our technical capabilities. For example, in October 2015, we acquired Indaba and in August 2017, we acquired Parscale Creative. The benefits we expect to receive from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business into our systems, procedures and organizational structure. Any inaccuracy in our acquisition assumptions or any failure to uncover liabilities or risks associated with the acquisition, make the acquisition on favorable terms, integrate the acquired business or assets as and when expected or retain key employees of the acquired company may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, business and operating results. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

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

Table of Contents	10

Our principal stockholders, officers and directors own a controlling interest in its voting stock and investors have a limited voice in our management.

Our principal stockholders, officers and directors, in the aggregate, beneficially own approximately 60% of our outstanding common stock. As a result, these stockholders acting together, have the ability to control substantially all matters submitted to the Company's stockholders for approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our principal stockholders, directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Our common stock is subject to the “penny stock” rules of the sec and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission (the “SEC”) has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock

We have never paid dividends and have no plans to pay dividends in the future. As a result, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

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

Table of Contents	11

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

Our independent public accounting firm in their report dated October 6, 2017 included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern. Any such adjustment, if necessary, would materially affect the value of our assets.

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

We have a substantial number of convertible securities outstanding. The exercise of our outstanding warrants and conversion of our outstanding convertible notes can have a dilutive effect on our common stock.

We have a substantial number of convertible securities outstanding. The exercise of our outstanding options and conversion of our outstanding convertible notes and convertible preferred stock can have a dilutive effect on our common stock. As of June 30, 2017, we had (i) outstanding options to purchase 123 million shares of our common stock at a weighted average exercise price of $0.013 per share, (ii) outstanding convertible notes that, upon conversion without regard to any beneficial ownership limitations, would provide note holders with an aggregate of 23 million shares of our common stock; and (iii) outstanding shares of our Series, A, B C and D Preferred Stock that, upon conversion without regard to any beneficial ownership limitations or advance conversion notice, would provide the holders with an aggregate of 916 million shares of our common stock. The issuance of shares of common stock upon exercise of outstanding options or conversion of outstanding convertible notes and preferred stock could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

ITEM 2. PROPERTIES

On April 15, 2016, the Company signed a lease for approximately 1,800 square feet of office space at 1933 Cliff Dr., Suite 1, Santa Barbara, California 93109 for approximately $3,000 per month, on a month-to-month basis which lease commenced on March 1, 2016.

On December 10, 2012, the management of Indaba signed a lease which commenced January 16, 2013 for approximately 3,300 square feet at 2854 Larimer Street, Denver, CO 80205, for approximately $3,500 per month. The original lease term expired February 28, 2016, but was extended until February 28, 2017, at a rate of $5,800 per month. This lease was further extended until February 28, 2018, at a rate of $5,850 per month.

On August 1, 2017, the Company signed a lease for approximately 8,290 square feet at 321 Sixth Street, San Antonio, TX 78215, for $9,800 per month, expiring July 31, 2022. This office space is primarily used by our subsidiary, Parscale Digital.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time in the future. However, at this time there are no current legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

Table of Contents	12

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The Company’s common stock trades on the OTCQB under the symbol “CLWD”, and previously traded under the symbol “WNYN” until September 30, 2015. The range of high and low bid prices for each fiscal quarter within the last two fiscal years is set forth below. These high and low bid prices represent prices quoted by broker-dealers on the OTCQB. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Year Ended June 30, 2017	High	Low

First Quarter ended September 30, 2016	$0.021	$0.011
Second Quarter ended December 31, 2016	$0.020	$0.011
Third Quarter ended March 31, 2017	$0.017	$0.005
Fourth Quarter ended June 30, 2017	$0.029	$0.006

Year Ended June 30, 2016	High	Low

First Quarter ended September 30, 2015	$0.043	$0.009
Second Quarter ended December 31, 2015	$0.130	$0.015
Third Quarter ended March 31, 2016	$0.019	$0.008
Fourth Quarter ended June 30, 2016	$0.068	$0.011

The Company is authorized to issue 2,000,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

As of October 6, 2017, there were approximately 2,000 holders of the Company’s common stock, not including shares held in “street name” in brokerage accounts, which are unknown. As of October 6, 2017, there were 130,252,778 shares of common stock outstanding on record.

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Warrants

During the fiscal year ended June 30, 2017, the Company did not issue any warrants to purchase shares of the Company’s capital stock. As of June 30, 2017, the Company has no issued or outstanding warrants.

On June 22, 2016, all warrant holders exercised their outstanding warrants, on a cashless basis, resulting in the issuance of 24,109,404 shares of restricted common stock. The issuances are calculated as follows:

Warrant #	Warrants	Exercise Price	Shares
002	10,000,000	$0.003	8,604,651
003	10,000,000	$0.003	8,604,651
005	8,019,037	$0.003	6,900,102
Total	28,019,037		24,109,404

Table of Contents	13

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

On August 1, 2017, we granted nonqualified stock options to purchase up to 10,000,000 shares of our common stock to Jill Giles, the creative director of Parscale Digital. The stock options vest at a rate of 1/36th per month over three years, and are exercisable at a price of $0.01 per share, beginning August 1, 2018.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended June 30, 2017 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA.

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this annual report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under “Risk Factors” of the reports filed with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

Table of Contents	14

Current Overview

We are a leading provider of data driven solutions. We develop solutions that help our clients acquire, engage, and retain their customers by leveraging cutting edge digital strategies and technologies. We focus intently on using data analytics to drive the creation of great user experiences and effective digital marketing campaigns. Whether it is creating omni-channel experiences, engaging a specific audience, or energizing voters in political campaigns, we believe data is the key to digital success. Our goal is to become the industry leader by always applying a “data first” strategy and acquiring other companies that can help us achieve this vision.

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

Table of Contents	15

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at June 30, 2017, and determined there was no impairment of indefinite lived intangibles and goodwill.

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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2017 and 2016, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Table of Contents	16

Results of operations for the year ended June 30, 2017 as compared to the year ended June 30, 2016

REVENUE

Total revenue for the fiscal year ended June 30, 2017 increased by $851,346 to $2,931,089, compared to $2,079,743 in the prior year, an increase of 41%. The increase is primarily due to the growth within our Indaba subsidiary.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services expenses for the fiscal year ended June 30, 2017 increased by $561,487, or approximately 21% to $3,180,675, compared to $2,619,188 for the fiscal year ended June 30, 2016. The increase is primarily due to the increased cost to retain talented employees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

SG&A expenses for the fiscal year ended June 30, 2017 decreased by $164,783, or approximately 15% to $902,994, compared to $1,067,777 for the fiscal year ended June 30, 2016. The decrease is primarily due to the decreases in advertising and travel.

RESEARCH AND DEVELOPMENT

Research and development expenses for the fiscal year ended June 30, 2017 and June 30, 2016 were zero.

STOCK OPTION EXPENSE

Stock option expense for the fiscal year ended June 30, 2017 increased by $16,007, or approximately 3% to $502,000, compared to $485,993 for the fiscal year ended June 30, 2016. The increase was due to a full year of stock options expensed in the current year, but issued and only partially expensed in the prior year.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the fiscal year ended June 30, 2017 increased by $116,985, or approximately 64% to $300,752, compared to $183,767 for the fiscal year ended June 30, 2016. The increase was due to the amortization of acquired intangible assets and additional fixed assets acquired with Indaba, and additional intangible assets associated with the change of the Company’s name to CloudCommerce. The depreciation and amortization of these intangible assets were included in the year ended June 30, 2016, but not for 12 months, due to the mid-year acquisition of Indaba. During the year ended June 30, 2017, a full year of these items have been included in expense.

OTHER INCOME AND EXPENSE

Total other expense for the fiscal year ended June 30, 2017 decreased by $5,121,554, or approximately 98%, to expense of $86,772, compared to expense of $5,208,326 for the fiscal year ended June 30, 2016. The decrease was primarily due the discontinuance of derivative accounting at the end of the prior year, and the associated losses were not carried forward to the current year.

NET (LOSS)

For the fiscal year ended June 30, 2017, our consolidated net loss decreased by $5,449,607, to $2,042,504, compared to a consolidated net loss of $7,492,111 for the fiscal year ended June 30, 2016. This decrease in net loss is primarily due to increases in revenue and the discontinuance of accounting for derivative liabilities.

Liquidity and Capital Resources

As of June 30, 2017, the Company had a cash balance of $30,869, compared to $49,663 as of June 30, 2016. The Company had a net working capital deficit (the difference between current assets and current liabilities) of ($2,255,039) as of June 30, 2017, compared to a net working capital deficit of ($923,480) at June 30, 2016.

Cash used in operating activities was $867,850 for the year ended June 30, 2017, compared to $1,082,707 used for the year ended June 30, 2016. Operating cash flow was negative during the year due to a net operating loss.

Cash provided by investing activities was $13,728 for the year ended June 30, 2017, compared to cash flow used of $3,181 in the year ended June 30, 2016. The increase in cash flow provided by investing activities was the result of the acquisition of Indaba during the year ended June 30, 2016. There were no such acquisitions in the year ended June 30, 2017.

Table of Contents	17

Cash flow provided by financing activities was $835,328 for the year ended June 30, 2017, compared to $1,116,500 provided for the year ended June 30, 2016. The decrease is due a reduction of borrowings during the year ended June 30, 2017, as compared to the year ended June 30, 2016.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2017 and 2016 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, additional cash infusion. Management believes the existing shareholders, the prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

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

Table of Contents	18

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF CLOUDCOMMERCE, INC.

CLOUDCOMMERCE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

Table of Contents	19

Report of Independent Registered Public Accounting Firm

To the Board of Directors

CloudCommerce, Inc.

Santa Barbara, California

We have audited the accompanying consolidated balance sheet of CloudCommerce, Inc. and subsidiary as of June 30, 2017 and 2016, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CloudCommerce, Inc. and subsidiary as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Liggett & Webb, P.A.

New York, New York

October 6, 2017

Table of Contents	20

CLOUDCOMMERCE, INC. (FORMERLY WARP 9, INC.) AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	June 30, 2016

ASSETS
CURRENT ASSETS
Cash	$30,869	$49,663
Accounts receivable, net	383,893	427,866
Prepaid and other current Assets	21,287	12,426
TOTAL CURRENT ASSETS	436,049	489,955

PROPERTY & EQUIPMENT, net	55,743	73,158

OTHER ASSETS
Lease deposit	3,500	3,500
Internet domain	20,202	20,202
Goodwill and other intangible assets, net	1,348,244	1,623,624
TOTAL OTHER ASSETS	1,371,946	1,647,326

TOTAL ASSETS	$1,863,738	$2,210,439

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$164,135	$177,383
Accrued expenses	324,092	267,805
Line of credit	205,368	83,540
Deferred income and customer deposit	632,134	335,642
Convertible notes and interest payable, current, net	93,686	87,086
Notes Payable	1,271,673	461,979
TOTAL CURRENT LIABILITIES	2,691,088	1,413,435

LONG TERM LIABILITIES
Accrued expenses, long term	209,903	213,753
TOTAL LONG TERM LIABILITIES	209,903	213,753

TOTAL LIABILITIES	2,900,991	1,627,188

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value;
5,000,000 Authorized shares:	—	—
Series A Preferred stock; 10,000 authorized, 10,000
issued and outstanding shares;	10	10
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and
outstanding;	18	18
Common stock, $0.001 par value;
2,000,000,000 authorized shares;
130,252,778 and 129,899,595 shares issued and outstanding, respectively	130,252	129,899
Additional paid in capital	18,969,288	18,547,641
Accumulated deficit	(20,136,821)	(18,094,317)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(1,037,253)	583,251

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$1,863,738	$2,210,439

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	21

CLOUDCOMMERCE, INC. (FORMERLY WARP 9, INC.) AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	June 30, 2017	June 30, 2016

REVENUE	$2,931,089	$2,079,743

OPERATING EXPENSES
Salaries and outside services	3,180,675	2,619,188
Selling, general and administrative expenses	902,994	1,067,777
Stock based compensation	502,000	485,993
Depreciation and amortization	300,752	183,767

TOTAL OPERATING EXPENSES	4,886,421	4,356,725

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(1,955,332)	(2,276,982)

OTHER INCOME (EXPENSE)
Other income	(10,120)	658
Gain (loss) on sale of fixed assets	21,685	(329)
Gain (loss) on extinguishment of debt	—	(559,867)
Gain (loss) on changes in derivative liability	—	(3,258,891)
Interest expense	(98,337)	(1,389,897)

TOTAL OTHER INCOME (EXPENSE)	(86,772)	(5,208,326)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(2,042,104)	(7,485,308)

PROVISION FOR INCOME TAXES	(400)	(6,803)

NET LOSS	(2,042,504)	(7,492,111)

PREFERRED DIVIDEND	80,000	60,000

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,122,504)	$(7,552,111)

NET LOSS PER SHARE
BASIC	$(0.02)	$(0.07)
DILUTED	$(0.02)	$(0.07)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	130,252,778	106,255,568
DILUTED	130,252,778	106,255,568

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	22

CLOUDCOMMERCE, INC. (FORMERLY WARP 9, INC.) AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2015	—	$—	105,790,191	$105,790	$7,679,033	$(10,602,206)	$(2,817,383)

Issuance of Series A Preferred stock	10,000	10	—	—	1,999,990	—	2,000,000

Issuance of Series B Preferred stock	18,025	18	—	—	2,041,235	—	2,041,253

Reclassification of derivative accounting	—	—	—	—	5,636,592	—	5,636,592

Beneficial conversion feature	—	—	—	—	788,907	—	788,907

Warrant conversion	—	—	24,109,404	24,109	(24,109)	—	—

Dividend on Series A Preferred stock	—	—	—	—	(60,000)	—	(60,000)

Stock based compensation	—	—	—	—	485,993	—	485,993

Net loss	—	—	—	—	—	(7,492,111)	(7,492,111)

Balance, June 30, 2016	28,025	$28	129,899,595	$129,899	$18,547,641	$(18,094,317)	$583,251

Share correction	—	—	353,183	353	(353)	—	—

Dividend on Series A Preferred stock	—	—	—	—	(80,000)	—	(80,000)

Stock based compensation	—	—	—	—	502,000	—	502,000

Net loss	—	—	—	—	—	(2,042,504)	(2,042,504)

Balance, June 30, 2017	28,025	$28	130,252,778	$130,252	$18,969,288	$(20,136,821)	$(1,037,253)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	23

CLOUDCOMMERCE, INC. (FORMERLY WARP 9, INC.) AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,042,504)	$(7,492,111)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	300,752	183,767
Bad debt expense	(35,091)	31,194
Stock based compensation	502,000	485,993
Amortization of debt discount	—	1,216,732
(Gain) loss on sale of fixed assets	(21,685)	329
(Gain) loss on extinguishment of debt	—	559,867
(Gain)/Loss on derivative liability	—	3,258,891
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	79,064	(2,392)
Prepaid and other assets	(8,861)	1,577
Increase (Decrease) in:
Accounts payable	(13,248)	15,606
Accrued expenses	76,831	202,866
Deferred income	296,492	323,644
Other liabilities	(1,600)	131,330

NET CASH (USED IN) OPERATING ACTIVITIES	(867,850)	(1,082,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,913)	(16,198)
Sale of property and equipment	23,641	244
Net cash on acquisition	—	22,773
Purchase of intangible assets	—	(10,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	13,728	(3,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid	(60,000)	(40,000)
Net proceeds on line of credit	121,828	—
Proceeds from issuance of notes payable	773,500	1,156,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	835,328	1,116,500

NET INCREASE/(DECREASE) IN CASH	(18,794)	30,612

CASH, BEGINNING OF YEAR	49,663	19,051

CASH, END OF YEAR	$30,869	$49,663

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$47,223	$12,531
Taxes paid	$3,629	$8,548

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	24

CLOUDCOMMERCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

1.	ORGANIZATION AND LINE OF BUSINESS

 Organization

CloudCommerce, Inc. (“we”, “us”, “our” or the “Company”) is a Nevada corporation formerly known as Warp 9, Inc., Roaming Messenger, Inc., and Latinocare Management Corporation (“LMC”). On July 9, 2015, we changed the name of the Company from Warp 9, Inc. to CloudCommerce, Inc. to reflect a new plan of strategically acquiring profitable digital services providers with strong management teams. The Company, based in Santa Barbara, California, began operations on October 1, 1999. The Company is a provider of fully hosted web based e-commerce software products.

Line of Business

The Company is a leading provider of data driven solutions. We develop solutions that help our clients acquire, engage, and retain their customers by leveraging cutting edge digital strategies and technologies. We focus intently on using data analytics to drive the creation of great user experiences and effective digital marketing campaigns. Whether it is creating omni-channel experiences, engaging a specific audience, or energizing voters in political campaigns, we believe data is the key to digital success. Our goal is to become the industry leader by always applying a “data first” strategy and acquiring other companies that can help us achieve this vision. Our solutions and services are designed to help multi-channel retailers maximize digital commerce revenues by applying our technologies and solutions for mobile e-commerce, desktop e-commerce, e-mail marketing, social media and other digital avenues. Offered as an outsourced and fully managed Software-as-a-Service (“SaaS”) model, our solutions allow customers to focus on their core business, rather than technical implementations and software and hardware architecture, design, and maintenance. We believe our products and services allow our clients to lower costs and focus on promoting and marketing their brand, product line and website while leveraging the investments we have made in technology and infrastructure to operate a dynamic digital presence.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through June 30, 2017. It is management’s plan to generate additional working capital from increasing sales from the Company’s service offerings, in addition to acquiring profitable service providers.

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

The Consolidated Financial Statements include the Company and its majority-owned subsidiary, Indaba Group, Inc., a Delaware corporation (“Indaba”). All significant inter-company transactions are eliminated in consolidation.

Accounts receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at June 30, 2017 and June 30, 2016 are $10,493 and $45,584 respectively.

On November 30, 2016, the Company entered into an agreement with a third party to sell the rights, with recourse, to accounts receivable amounts due from our customers. Under the terms of the agreement, the Company may receive advances in amounts up to $400,000, based on the amounts we invoice our customers, for

Table of Contents	25

CLOUDCOMMERCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

a period of one year. Because the Company maintains the collectability risk of all outstanding balances, we record the amounts due from customers as a secured borrowing arrangement, with the customer balances at fair value in accounts receivable, including an allowance for any balances at risk of collectability, and the amount due to the third party as a liability.

On March 23, 2017, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $100,000, to a total of $500,000. As of June 30, 2017, the balance due from this arrangement was $205,368.

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

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of the income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations is in accordance with ASC 605-45. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 605-25, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. The terms of services contracts generally are for periods of less than one year. The deferred revenue as of June 30, 2017 and 2016 was $628,136 and $331,644, respectively.

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were zero for the years ended June 30, 2017 and 2016.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $5,854 and $57,654 for the years ended June 30, 2017 and 2016, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2017 and 2016, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest

Table of Contents	26

CLOUDCOMMERCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

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

We measure certain financial instruments at fair value on a recurring basis. As of June 30, 2017 and 2016, the Company had no assets or liabilities that are required to be valued on a recurring basis.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $25,371 and $21,721 for the years ended June 30, 2017 and 2016, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at June 30, 2017, and determined there was no impairment of indefinite lived intangibles and goodwill.

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such

Table of Contents	27

CLOUDCOMMERCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the year ended June 30, 2017, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2017 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of operations for the year ended June 30, 2017 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the year ended June 30, 2017 and 2016 was $502,000 and $485,993, respectively.

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

For the year ended June 30, 2017, the Company has excluded 123,000,000 shares of common stock underlying options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, and 23,421,500 shares of common stock underlying $93,686 in convertible notes, because their impact on the loss per share is anti-dilutive.

For the year ended June 30, 2016, the Company has excluded 123,000,000 shares of common stock underlying options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, and 21,771,500 shares of common stock underlying $87,086 in convertible notes, because their impact on the loss per share is anti-dilutive.

Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive.

Table of Contents	28

CLOUDCOMMERCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the year ended June 30, 2017, and no pronouncements were adopted during the period.

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

3.	LIQUIDITY AND OPERATIONS

The Company had net loss of $2,042,504 for the year ended June 30, 2017 and net loss of $7,492,111 for the year ended June 30, 2016, and net cash used in operating activities of $867,850 and $1,082,707 for the same periods, respectively.

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

Indaba Group, LLC

On October 1, 2015, the Company completed the acquisition of Indaba Group, LLC, a Colorado limited liability company. As of that date, the Company’s operating subsidiary, Warp 9, Inc., a Delaware corporation, merged with Indaba Group, LLC and the name of the combined subsidiary was changed to Indaba Group, Inc. (“Indaba”). The total purchase price of two million dollars ($2,000,000) was paid in the form of the issuance of ten thousand (10,000) shares of the Company's Series A Convertible Preferred Stock, at a liquidation preference of two hundred dollars ($200) per share and payment of working capital surplus in the amount of $55,601. As of the date of closing, Ryan Shields and Blake Gindi, two of the owners of Indaba Group, LLC, were appointed to the CloudCommerce Board of Directors. On June 23, 2017, Mr. Shields and Mr. Gindi resigned as members of the Board of Directors.

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

Tangible assets acquired	$417,700
Liabilities assumed	(193,889)
Net tangible assets	223,811
Non-compete agreements	201,014
Customer list	447,171
Goodwill	1,128,004
Total purchase price	$2,000,000

Table of Contents	29

CLOUDCOMMERCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of Indaba had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the period presented.

Year ended, June 30, 2016
Total revenues	$2,741,583
Net loss	(7,550,277)
Basic and diluted net earnings per common share	$(0.07)

5.	INTANGIBLE ASSETS

Domain Name

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202, which will be used as the main landing page for the Company. The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet. As of June 30, 2017, we have determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

Trademark

On September 22, 2015, the Company purchased the trademark rights of “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000. The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet. The trademark expires in 2020 and may be renewed for an additional 10 years. Therefore, as of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense. For the year ended June 30, 2017, the Company included $690 in depreciation and amortization expense related to this trademark.

Non-Compete Agreements

On October 1, 2015, the Company acquired Indaba from three members of the limited liability company. At that time, we retained two of the members, who currently serve as the Chief Executive Officer and Chief Technology Officer of Indaba. Both employees have non-compete agreements in place to protect the Company against the risk of either employee leaving Indaba to compete directly with us. We have calculated the value of those non-compete agreements at $201,014, with a useful life of two years, which coincides with the term of the non-compete agreement. This amount will be included in depreciation and amortization expense until September 30, 2017. For the year ended June 30, 2017, the Company included $125,634 in depreciation and amortization expense related to these non-compete agreements.

Customer List

On October 1, 2015, the Company acquired Indaba, which brought an increase in revenue and many new customers. We have calculated the value of the customer list at $447,171, with a useful life of 3 years. This amount will be included in depreciation and amortization expense until September 30, 2018. For the year ended June 30, 2017, the Company included $149,057 in depreciation and amortization expense related to the customer list.

Table of Contents	30

CLOUDCOMMERCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

The Company acquired certain intangible assets pursuant to the acquisition of Indaba Group, LLC and other acquisitions.  The following is the net book value of these assets:

	June 30, 2017
		Accumulated
	Gross	Amortization	Net
Customer List	$447,171	$(260,850)	$186,321
Non-Compete Agreements	201,014	(175,887)	25,127
Goodwill	1,128,003	-	1,128,003
Total	$1,776,188	$(436,737)	$1,339,451

Total amortization expense charged to operations for the year ended June 30, 2017 and 2016 was $275,380 and $162,046, respectively. The following table of remaining amortization of finite life intangible assets, for the years ended June 30, includes the intangible assets acquired during the Indaba acquisition, in addition to the CloudCommerce trademark:

2018	$174,873
2019	37,954
2020	690
2021	690
2022 and thereafter	6,034
Total	$220,241

6.	CREDIT FACILITIES

Line of Credit

The Company has assumed an outstanding liability related to a bank line of credit agreement from the acquisition of Indaba. As of June 30, 2017 and 2016, the balances were zero and $83,540, respectively.

Secured Borrowing

On November 30, 2016, the Company entered into a 12 month agreement with a third party to sell the rights to amounts due from our customers, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. The proceeds from the facility are determined by the amounts we invoice our customers. The Company evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “line of credit” on the Balance Sheet. The principal borrowed through this facility is secured by the accounts receivable balances, in addition to the other assets of the Company. During the term of this facility, the third party lender has a first priority security interest in the Company, and will, therefore, we will require such third party lender’s written consent to obligate the Company further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult

Table of Contents	31

CLOUDCOMMERCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

for the Company to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the year ended June 30, 2017, the Company included $33,733 in interest expense, related to the secured borrowing facility, and as of June 30, 2017, the outstanding balance was $205,368.

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

On March 25, 2013, the Company issued a convertible promissory note (the “March 2013 Note”) in the amount of up to $100,000, at which time an initial advance of $50,000 was received to cover operational expenses. The lender advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004 per share. The March 2013 Note bears interest at a rate of 10% per year and matures on March 25, 2018. On May 23, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. The balance of the March 2013 Note, as of June 30, 2017 is $93,686, which includes $27,686 of accrued interest.

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

On April 18, 2016, the Company issued a promissory note (the “April 2016 Note”) in the amount of up to $500,000, at which time an initial advance of $35,500 was received to cover operational expenses. The lender advanced an additional $41,000 on May 2, 2016, $35,000 on May 17, 2016, $160,000 on May 19, 2016, $34,000 on June 1, 2016, $21,000 on June 21, 2016, $33,500 on June 30, 2016, $10,000 on July 15, 2016, $33,000 on July 29, 2016, $35,500 on August 16, 2016, $28,000 on August 31, 2016, $33,500 on September 14, 2016, for a total draw of $500,000. The April 2016 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche. The balance of the April 2016 Note, as of June 30, 2017 is $526,012, which includes $26,012 of accrued interest.

On October 3, 2016, the Company issued a promissory note (the “October 2016 Note”) in the amount of up to $500,000, at which time an initial advance of $36,000 was received to cover operational expenses. The lender advanced an additional $48,000 on October 17, 2016, $34,000 on October 31, 2016, $27,000 on November 15, 2016, $34,000 on November 30, 2016, $28,500 on December 16, 2016, $21,000 on January 3, 2017, $50,000 on January 17, 2017, $29,000 on January 31, 2017, $15,000 on February 2, 2017, $30,000 on February 16, 2017$29,000 on March 1, 2017, $28,000 on March 16, 2017, $46,500 on April 3, 2017, $23,500 on April 17, 2017, and $20,500 on May 2, 2017, for a total draw of $500,000. The October 2016 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche. The balance of the October 2016 Note, as of June 30, 2017 is $511,672, which includes $11,672 of accrued interest.

On May 16, 2017, the Company issued a promissory note (the “May 16, 2017 Note”) in the amount of $38,000, at which time the entire balance of $38,000 was received to cover operational expenses. The May 16, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the May 16, 2017 Note, as of June 30, 2017 is $38,234, which includes $234 of accrued interest.

On May 30, 2017, the Company issued a promissory note (the “May 30, 2017 Note”) in the amount of $46,000, at which time the entire balance of $46,000 was received to cover operational expenses. The May 30, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the May 30, 2017 Note, as of June 30, 2017 is $46,195, which includes $195 of accrued interest.

Table of Contents	32

CLOUDCOMMERCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

On June 14, 2017, the Company issued a promissory note (the “June 14, 2017 Note”) in the amount of $26,000, at which time the entire balance of $26,000 was received to cover operational expenses. The June 14, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the June 14, 2017 Note, as of June 30, 2017 is $26,057, which includes $57 of accrued interest.

On June 29, 2017, the Company issued a promissory note (the “June 29, 2017 Note”) in the amount of $23,500, at which time the entire balance of $23,500 was received to cover operational expenses. The June 29, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the June 29, 2017 Note, as of June 30, 2017 is $23,503, which includes $3 of accrued interest.

Following is the five year maturity schedule for our notes payable:

Year ended June 30,	Amount Due
2018	$$1,299,500

8.	CAPITAL STOCK

At June 30, 2017 the Company’s authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock shall be entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefor, at the rate of $8 per share per annum, payable in preference and priority to any payment of any dividend on the common stock. As of June 30, 2017, the Company has 10,000 shares of Series A Preferred Stock outstanding.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock shall have a stated value of $100. The Series B Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.004 per share. Series B Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of June 30, 2017, the Company has 18,025 shares of Series B Preferred Stock outstanding.

9.	STOCK OPTIONS AND WARRANTS

Stock Options

On July 10, 2003, the Company adopted the Warp 9, Inc. Stock Option Plan for directors, executive officers, and employees of and key consultants to the Company. Pursuant to the now terminated plan, the Company could issue 5,000,000 shares of common stock. The plan was administered by the Company’s Board of Directors, and options granted under the plan could be either incentive options or nonqualified options. Each option was exercisable in full or in installment and at such time as designated by the Board. Notwithstanding any other provision of the plan or of any option agreement, each option expired on the date specified in the option agreement, which date was to be no later than the tenth anniversary of the date on which the option was granted (fifth anniversary in the case of an incentive option granted to a greater-than-10% stockholder). The purchase price per share of the common stock under each incentive option was to be no less than the fair market value of

Table of Contents	33

CLOUDCOMMERCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

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

The Company used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock. The fair value of options granted during the year ended June 30, 2016, was determined using the Black Scholes method with the following assumptions:

Year Ended
6/30/16
Risk free interest rate	6.00%
Stock volatility factor	145
Weighted average expected option life	7 years
Expected dividend yield	none

A summary of the Company’s stock option activity and related information follows:

	Year ended June 30, 2017		Year ended June 30, 2016
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of year	123,000,000	$0.013	91,000,000	$0.005
Granted	—	$—	35,000,000	$0.013
Exercised	—	$—	—	$—
Forfeited	—	$—	(3,000,000)	$—
Outstanding - end of year	123,000,000	$0.013	123,000,000	$0.012
Exercisable at the end of year	94,095,890	$0.012	57,429,224	$0.012
Weighted average fair value of
options granted during the year		$—		$525,000

As of June 30, 2017, the intrinsic value of the stock options was approximately $61,750, and stock option expense for the year ended June 30, 2017 was $502,000.

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

The weighted average remaining contractual life of options outstanding, as of June 30, 2017 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.015	35,000,000	5.16
$0.013	60,000,000	4.60
$0.013	15,000,000	4.72
$0.053	12,500,000	2.12
$0.004	500,000	4.29
	123,000,000

Table of Contents	34

CLOUDCOMMERCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

Warrants

During the years ended June 30, 2017 and 2016, the Company issued no warrants for services. A summary of the Company’s warrant activity and related information follows:

	Year End		Year End
	June 30, 2017		June 30, 2016
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of year	—	$—	28,019,163	$0.003
Granted	—	$—	—	$—
Exercised	—	$—	(28,019,163)	$0.003
Forfeited	—	$—	—	$—
Outstanding - end of year	—	$—	—	$—

On June 22, 2016, all warrant holders exercised their outstanding warrants, on a cashless basis, resulting in 24,109,404 shares of restricted common stock being issued. As of June 30 2017, there are no issued or outstanding warrants.

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

On April 18, 2016, the Company issued a promissory note in the amount of $500,000 to Bountiful Capital, LLC, the details of which are included in footnote 7 “Notes Payable”.

On October 3, 2016, the Company issued a promissory note (the “October 2016 Note”) in the amount of up to $500,000 to Bountiful Capital, LLC, the details of which are included in footnote 7 “Notes Payable”.

On October 7, 2016, Indaba borrowed $40,000 from Jack Gindi to cover operating expenses. Jack is the father of Indaba’s Chief Technology Officer, Blake Gindi, and a former owner of Indaba. The loan was repaid in four installments of $10,000 each, on February 8, 2017, February 21, 2017, March 16, 2017 and April 7, 2017.

On May 25, 2017, Indaba borrowed $40,000 from Jack Gindi to cover operating expenses. The loan was paid in full on June 23, 2017.

Bountiful Capital, LLC, loaned the Company $38,000 on May 16, 2017, $46,000 on May 30, 2017, $26,000 on June 14, 2017, and $23,500 on June 29, 2017, as unsecured promissory notes. The terms of the notes include interest of 5% and are due and payable upon demand, but in no case later than 36 months after the effective date.

Table of Contents	35

CLOUDCOMMERCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

11.	CONCENTRATIONS

For the year ended June 30, 2017, the Company had three major customers who represented approximately 58% of total revenue. For the year ended June 30, 2016, the Company had three major customers who represented 44% of total revenue. At June 30, 2017 and 2016, accounts receivable from two and three customers, respectively, represented approximately 52% and 48% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

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

On December 10, 2012, the management of Indaba signed a lease which commenced January 16, 2013 for approximately 3,300 square feet at 2854 Larimer Street, Denver, CO 80205, for approximately $3,500 per month. The original lease term expired February 28, 2016, but was extended until February 28, 2017, at a rate of $5,800 per month, then extended again on March 6, 2017 for an additional 12 months, at a rate of $5,850 per month.

The following is a schedule, by years, of future minimum rental payments required under the operating lease.

Years Ending June 30,	Rent Payment
2018	$46,800

Total lease expense for the years ended June 30, 2017 and 2016 was $105,391 and $103,423, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location, to make monthly payments on past due rent totaling $227,052. Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250. Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802. As of June 30, 2017, the Company recorded the outstanding balance under this settlement agreement as a long-term accrued expense, with the current portion of the debt recorded in accrued expenses. As of June 30, 2017, the Company owed $27,300 on the outstanding reduced payment terms.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

Table of Contents	36

CLOUDCOMMERCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

13.	SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the year ended June 30, 2017, we had no non-cash financing activities.

During the year ended June 30, 2016, we had the following non-cash financing activities:

•         Decreased notes payable by $2,041,253 and decreased the discount on the notes of $362,318, increased Series B Preferred stock by $18 and increased additional paid-in capital by $1,678,917 for preferred shares as a result of the exchange of debt for preferred stock.

•         Decreased accounts payable by $11,108 and a gain in extinguishment of debt of $11,108, due to the settlement of a past due liability.

•         Issuance of Series A Convertible Preferred stock valued at $2,000,000 for the purchase of Indaba Group, LLC.

14.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined that the following subsequent events are reportable.

On July 20, 2017, the Company created a wholly-owned subsidiary, called Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”). On August 1, 2017, Parscale Digital entered into an agreement and plan of merger with Parscale Creative, Inc., a Nevada corporation (“Parscale Creative”), Parscale Digital being the surviving entity. Parscale Creative was founded by Brad Parscale, and included certain client relationships that were spun off from Mr. Parscale’s previous firm, Giles-Parscale, and is in the business of digital advertising, design, and website development. Under the terms of the agreement, the Company issued 90,000 shares of Series D Preferred Stock to Mr. Parscale. This transaction was announced and closed on August 1, 2017. Each share of Series D Preferred Stock has a face value of $100, and is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue shall mean the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like.

On July 31, 2017, the Company entered into an exchange agreement (the “Exchange Agreement”) with Bountiful Capital, LLC, a Nevada limited liability company (“Bountiful Capital”), pursuant to which Bountiful Capital has agreed to cancel certain promissory notes , and waive any unpaid interest thereunder, including the outstanding principal in the amount of $1,442,500, in exchange for the issuance by the Company of 14,425 shares of the Company’s newly designated Series C Preferred Stock (the “Series C Preferred Stock”) to Bountiful Capital. Pursuant to the terms of the Exchange Agreement, Bountiful Capital agreed that upon delivery of the Series C Preferred Stock to Bountiful Capital, the notes shall be deemed fully paid and satisfied, null and void and no interest, fees or principal shall be due thereon. Each share of Series C Preferred Stock has a face value of $100, and is convertible into common stock at a price of $0.01 per common share.

On August 1, 2017, the Company entered into a purchase agreement with Brad Parscale, to purchase his company, Parscale Media, LLC, a website hosting business. Under the terms of the agreement, the Company agreed to pay Mr. Parscale $1,000,000 in cash, upon closing the transaction, but in no event later than January 1, 2018.

On August 1, 2017, the Company signed a lease for approximately 8,290 square feet at 321 Sixth Street, San Antonio, TX 78215, for $9,800 per month, expiring July 31, 2022. This office space is primarily used by our subsidiary, Parscale Digital.

On August 1, 2017, we granted nonqualified stock options to purchase up to 10,000,000 shares of our common stock to Jill Giles, the creative director of Parscale Digital. The stock options vest at a rate of 1/36th per month over three years, and are exercisable at a price of $0.01 per share, beginning August 1, 2018.

Table of Contents	37

CLOUDCOMMERCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

The Company received the following advances on unsecured promissory notes:

-	July 10, 2017, received $105,000;
-	July 14, 2017, received $50,500;
-	July 30, 2017, received $53,500;
-	August 3, 2017, received $25,000;
-	August 15, 2017, received $34,000;
-	August 28, 2017, received $92,000; and
-	October 6, 2017, received $63,600.

15.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at June 30, 2017 and 2016, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended June 30, 2017 and 2016, the Company did not recognize interest and penalties.

16.	DEFERRED TAX BENEFIT

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

Net deferred tax assets consist of the following components as of June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Deferred tax assets:
NOL carryforward	$5,680,400	$4,900,400
R&D carryforward	113,100	113,100
Accrued vacation payable	45,900	45,900
Allowance for doubtful accounts	4,100	17,800
Depreciation	3,000	—
Deferred tax liabilities:
Depreciation	—	(900)

Valuation allowance	(5,846,500)	(5,076,300)
Net deferred tax asset	$—	$—

Table of Contents	38

CLOUDCOMMERCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended June 30, 2017 and 2016 due to the following:

	June 30, 2017	June 30, 2016
Book income	$(827,800)	$(2,858,700)
Nondeductible expenses	200,200	602,100
Accrued vacation payable	22,300	22,300
Allowance for bad debt	(13,700)	15,900
Depreciation	2,100	(16,500)

Valuation allowance	616,900	2,234,900
Income tax expense	$—	$—

At June 30, 2017, the Company had net operating loss carryforwards of approximately $9,246,000, that may be offset against future taxable income through 2037. No tax benefit has been reported in the June 30, 2017 and 2016 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Table of Contents	39

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

Based on that evaluation, our management concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective due to the following material weaknesses:

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Table of Contents	40

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are primarily due to the continued integration of the 2016 acquisition of Indaba. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  We do expect to retain additional personnel to remediate these control deficiencies in the future.

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2017, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2017 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter of fiscal year ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

Table of Contents	41

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists the executive officers and directors of the Company:

Name	Age	Position
Andrew Van Noy	34	Chief Executive Officer, President and Chairman
Gregory Boden	46	Chief Financial Officer, Corporate Secretary, and Director
Zachary Bartlett	35	Vice President of Communications and Director
Bradley Parscale	41	Director

Andrew Van Noy, age 34, has been a director of the Company since November 17, 2012. Mr. Van Noy has been the President of the Company since April 24, 2012 and the Chief Executive Officer of the Company since August 13, 2012. He was the Vice President of Sales and Marketing of the Company from May 1, 2011 to November 17, 2012 and Executive Vice President of the Company from November 17, 2012 to April 24, 2012. Mr. Van Noy came to the Company with experience in the private equity and investment banking industry, where he served from April 2006 to December 2008 as Director of Velocity of Money, a boutique real estate private equity firm, and managed over $300 million of transactions at Morgan Stanley’s global banking headquarters in Salt Lake City, Utah. From January 2009 to April 2011, Mr. Van Noy served as the Vice President of Sales and Marketing for PageTransformer, a company which provided web and software development for iPad, iPhone, and Android devices. The Board of Directors believes that Mr. Noy is qualified to serve as a director because of his experience in executive roles and his experience with re-branding and re-structuring of the Company, including the launch of our Magento platform.

Gregory Boden, age 46, has been a director of the Company since November 17, 2011 and the Corporate Secretary of the Company since February 11, 2013. On April 24, 2012 Mr. Boden was appointed Chief Financial Officer of the Company. From June 1, 2011 to March 1, 2012, Mr. Boden served as an independent contractor assisting the Company in accounting and financial reporting matters. In addition to his position as Chief Financial Officer, Mr. Boden has served since January 1, 2011 as the President of Bountiful Capital, LLC, a Santa Barbara based private equity company. Prior to joining the Company, from September 2006 to October 2009, Mr. Boden worked in public accounting in the audit practice of KPMG, LLP, after which, from October 2009 to December 2010, he and managed the franchise accounting and cash application departments of Select Staffing, a nationwide staffing company. Mr. Boden received his Master of Accountancy degree from the University of Denver. The Board of Directors believes that Mr. Boden is qualified to serve as a director because of his management and industry experience, in addition to his understanding of accounting and financial reporting.

Zachary Bartlett, age 35, has been a director of the Company since July 2012. In July, 2012 Mr. Bartlett was appointed Vice President of Operations of the Company. In October, 2015 Mr. Bartlett was appointed Vice President of Communications of the Company. From July, 2011 to July, 2012, Mr. Bartlett served as an independent contractor assisting the Company in project management matters. Prior to joining the Company, Mr. Bartlett was the Creative Director of Crowbar Studios, Inc., a graphic design and web development firm founded by Mr. Bartlett in 2008. From 2004 to 2008, he held the position of Art and Brand consultant at Demon International, a snowboard accessories company. In 2009, Mr. Bartlett was one of the founders of Page Transformer, Inc., a company that provided web and software development for iPad, iPhone, and Android devices. Mr. Bartlett received his Bachelor of Fine Arts degree in graphic design from Brigham Young University in 2004. The Board of Directors believes that Mr. Bartlett is qualified to serve as a director because of his industry experience and his understanding of industry trends.

Table of Contents	42

Bradley Parscale, age 41, has served as a director of the Company since August 1, 2017. He has served as President of Giles-Parscale, Inc., a privately held digital agency delivering holistic branding, design, and web development solutions based in San Antonio, Texas, for the past five years. Prior to serving as President of Giles-Parscale, Inc., Mr. Parscale was owner of Parscale Media, LLC, a web development and hosting firm. In 1999, Mr. Parscale received his Bachelor of Science in Business Finance, International Business and Economics from Trinity University in San Antonio, Texas. The Board of Directors believes that Mr. Parscale is qualified to serve as a director of the Company because of the depth of his experience and knowledge of digital media.

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

Board Committees

The Board of Directors has not had an Audit Committee since February 2006. Until the Company re-establishes an audit committee, the Board of Directors acts as the audit committee. Due to his experience in public accounting and his understanding of GAAP, we believe that Mr. Boden, the Company’s Chief Financial Officer, fills the role of “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated by the SEC. Because Mr. Boden is the Chief Financial Officer of the Company, he is not independent.

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

Table of Contents	43

our Code of Conduct please make written request to our Chief Executive Officer c/o CloudCommerce, Inc. at 1933 Cliff Dr., Suite 1, Santa Barbara, California 93109.

Compliance with Section 16(A) of Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission. Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file. Based solely on its review of the copies of such Section 16 Reports received by the Company, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to the Company’s Reporting Persons during and with respect to the fiscal year ended June 30, 2017 have been complied with on a timely basis.

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

•	Base salary and benefits are designed to attract and retain employees over time.
•	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
•	Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.
Table of Contents	44

•	Severance and change in control plans are designed to facilitate the Company’s ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered. We currently have not given separation benefits to any of our Name Executive Officers.

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

The Elements of CloudCommerce’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The Board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended June 30, 2017, all executive officer base salary decisions were approved by the Board of Directors.

Our Board of Directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, or during the year if needed, and the Board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions.

Incentive Compensation Awards

During the fiscal years ended June 30, 2017 and 2016, the Company did not have an incentive compensation plan.

Equity Incentive Awards

Our 2003 Stock Option Plan for directors, officers, employees and key consultants (the “2003 Plan”) which authorized the issuance of up to 5,000,000 shares of our common stock pursuant to the 2003 Plan terminated upon the expiration of the remaining options granted under the 2003 Plan on May 24, 2014. In the future, we plan to establish a new management stock option plan pursuant to which stock options may be authorized and granted to our executive officers, directors, employees and key consultants. We expect to authorize up to 10% of our issued and outstanding common stock for future issuance under such plan. We believe that stock option awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The Board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options, if any, currently held by the officer and their vesting schedule. Our policy prohibits backdating options or granting them retroactively. As of June 30, 2014, no stock options granted under the 2013 Plan remain outstanding and the 2003 Plan has been terminated. As of June 30, 2017, 123,000,000 stock options granted outside of the 2003 Plan are outstanding.

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

Table of Contents	45

Separation and Change in Control Arrangements

We do not have any employment agreements with our Named Executive Officers. We have employment agreements with two employees of Indaba, which expire September 30, 2017, and will not be renewed. No employee is eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

Executive Officer Compensation

The following summary compensation table sets forth certain information concerning compensation paid to the Company’s Chief Executive Officer and its most highly paid executive officers whose total annual salary and bonus for services rendered in all capacities for the fiscal year ended June 30, 2017 was $100,000 or more.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Option Awards(1)	All Other Compensation	Total

Andrew Van Noy (2) Chief Executive Officer, President, and Director	2017 2016	$195,000 $188,175	-0- $300,000	-0- -0-	$195,000 $488,175
Gregory Boden Chief Financial Officer, Corporate Secretary, and Director	2017 2016	$80,400 $80,400	-0- $75,000	-0- -0-	$80,400 $155,400
Zachary Bartlett (3) Vice President of Communications and Director	2017 2016	$138,000 $135,270	-0- $150,000	-0- -0-	$138,000 $285,270

(1)	The amounts in this column reflect the grant-date fair value of stock options with respect to the years ended June 30, 2017 and 2016, in accordance with applicable accounting guidance related to stock based compensation. For a description of the assumptions used in determining the value of the options, see the notes to the consolidated financial statements.
(2)	Mr. Van Noy has been the President of the Company since April 24, 2012 and the Chief Executive Officer of the Company since August 13, 2012. Mr. Van Noy’s base compensation was $140,400 per year, beginning January 1, 2014, which was increased to $195,000 per year beginning on August 16, 2015.
(3)	Mr. Bartlett has been the Vice President of Communications for the Company since July 2012. As Vice President of Operations his compensation was $116,160 per year beginning on January 1, 2014 and increased to $138,000 on August 16, 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by the Company’s executive officers at June 30, 2017.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Gregory Boden (1) Chief Financial Officer and Corporate Secretary	500,000 2,500,000 8,018,265 3,082,192	- 0 - - 0 - 1,981,735 1,917,808	$0.0040 $0.0053 $0.0131 $0.0150	October 12, 2021 August 13, 2019 February 3, 2022 August 25, 2022
Table of Contents	46

Andrew Van Noy (2) Chief Executive Officer and President	5,000,000 24,054,795 11,410,959 12,328,767	- 0 - 5,945,205 3,589,041 7,671,233	$0.0053 $0.0131 $0.0130 $0.0150	August 13, 2019 February 3, 2022 March 20, 2022 August 25, 2022
Zachary Bartlett (3) Vice President of Communications	5,000,000 16,036,530 6,164,384	- 0 - 3,963,470 3,835,616	$0.0053 $0.0131 $0.0150	August 13, 2019 February 3, 2022 August 25, 2022

(1)	On October 12, 2011, Mr. Boden received stock options to purchase 500,000 shares of common stock, at an exercise price of $0.004 per share exercisable for a period of ten years from the date of grant. These stock options vest at a rate of 1/48 per month commencing on the date of grant until all of the options are vested. On August 13, 2012, Mr. Boden received stock options to purchase 2,500,000 shares of common stock, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On February 3, 2015, Mr. Boden received stock options to purchase 10,000,000 shares of common stock, at an exercise price of $0.0131 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On August 25, 2015, Mr. Boden received stock options to purchase 5,000,000 shares of common stock, at an exercise price of $0.015 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.
(2)	On August 13, 2012, Mr. Van Noy received stock options to purchase 5,000,000 shares of common stock, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On February 3, 2015, Mr. Van Noy received stock options to purchase 30,000,000 shares of common stock, at an exercise price of $0.0131 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On March 20, 2015, Mr. Van Noy received stock options to purchase 15,000,000 shares of common stock, at an exercise price of $0.013 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On August 25, 2015, Mr. Van Noy received stock options to purchase 20,000,000 shares of common stock, at an exercise price of $0.015 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.
(3)	On August 13, 2012, Mr. Bartlett received stock options to purchase 5,000,000 shares of common stock, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On February 3, 2015, Mr. Bartlett received stock options to purchase 20,000,000 shares of common stock, at an exercise price of $0.0131 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On August 25, 2015, Mr. Bartlett received stock options to purchase 10,000,000 shares of common stock, at an exercise price of $0.015 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

Option Exercises and Stock Vested

None of the Company’s executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended June 30, 2017.

Director Compensation

The Company’s directors did not receive any compensation for their services rendered to the Company as directors during the fiscal years ended June 30, 2017 and June 30, 2016.

Table of Contents	47

Employment Agreements

The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with its executive officers in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of CloudCommerce at October 6, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of October 6, 2017 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 130,252,778 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o CloudCommerce, Inc., 1933 Cliff Drive, Suite 1, Santa Barbara, California 93109. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership

Gregory Boden Director, Chief Financial Officer, and Corporate Secretary (2)	14,152,539	9.8%
Andrew VanNoy Chairman, Chief Executive Officer, and President (3)	61,399,172	33.5%
Zachary Bartlett Director and Vice President of Communications (4)	59,734,216	37.9%
Bradley Parscale Director (5)	0	0%
All current Executive Officers as a Group (4 persons)	135,285,927	60.3%

Thunder Innovations, LLC 297 Kingsbury Grade, #100, Box 4470 Stateline, NV 89449	14,893,905	11.4%

Ryan Shields (6)	29,333,333	18.4%

Blake Gindi (7)	26,666,667	17.0%

Jack Gindi (8)	10,666,667	7.6%

(1)	Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.
(2)	Includes 14,100,457 shares which may be purchased by Mr. Boden pursuant to stock options that are exercisable within 60 days of October 6, 2017. Does not include shares of common stock issuable upon conversion of outstanding convertible promissory notes and Series C Preferred stock held Bountiful Capital LLC, of which Mr. Boden serves as President. Such securities subject to a 4.99% ownership blockers.

Table of Contents	48

(3)	Includes 52,794,521 shares which may be purchased by Mr. Van Noy pursuant to stock options that are exercisable within 60 days of October 6, 2017.
(4)	Includes 27,200,913 shares which may be purchased by Mr. Bartlett pursuant to stock options that are exercisable within 60 days of October 6, 2017.
(5)	Does not include shares underlying 90,000 shares of Series D Preferred Stock. Each share of Series D Preferred Stock may be converted at any time upon ninety (90) days’ written notice, into 2,500 shares of the Company’s common stock.
(6)	Represents shares underlying 2,933.33 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock.

(7)	Represents shares underlying 2,666.66 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock.

(8)	Represents shares underlying 1,066.67 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Chief Financial Officer of the Company, Gregory Boden, is also the President of Bountiful Capital, LLC (“Bountiful Capital”). Bountiful Capital issued promissory notes to the Company on January 12, 2016, April 18, 2016, October 3, 2016, May 16, 2017, May 30, 2017, June 14, 2017 and June 29, 2017, July 10, 2017, July 14, 2017, and July 30, 2017, which have been exchanged for Series C Preferred Stock, as of July 31, 2017. Bountiful Capital issued promissory notes to the Company on August 3, 2017, August 15, 2017 and August 28, 2017. As of June 30, 2017, the total balance on these notes was $1,271,674, which includes $38,174 of accrued interest.

On August 1, 2017, Bradley Parscale, a director of the Company, entered into a consulting agreement with Parscale Digital, our wholly owned subsidiary, pursuant to which Parscale Digital has agreed to engage Mr. Parscale, and Mr. Parscale agreed, to (i) provide specialized consulting services to Parscale Digital’s clients and (ii) undertake speaking engagements and trade conference and seminar appearances, for a period of two (2) years. In consideration of such services to be rendered under the consulting agreement, Parscale Digital shall pay Mr. Parscale a consultancy fee equal to ninety-five (95%) percent of all fees collected directly by Parscale Digital for Mr. Parscale’s performance of such services.

Director Independence

None of our Directors are independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

HJ Associates & Consultants, LLP served as the Company’s independent registered accountants since August 2006, until December 2015, when the Company appointed Liggett and Webb, PA (“Liggett”) as our independent registered accountants. Liggett currently serves as our auditing firm, as well as a provider of tax services.

Audit Fees

An aggregate of $45,293 was billed by our auditors for the following professional services: Audit of the annual financial statement of the Company for the fiscal year ended June 30, 2017, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2016, December 31, 2016, and March 31, 2017.

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

Audit Related Fees

None.

Tax Fees

Our auditors billed the Company $2,500 for tax preparation services during the fiscal year ended June 30, 2017.

Table of Contents	49

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
2.4

Statement of Merger between Indaba Group, LLC, a Colorado limited liability company, and Warp 9, Inc., a Delaware corporation (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).

2.5

Certificate of Merger of Domestic Corporation and Foreign Limited Liability Corporation between Warp 9, Inc., a Delaware corporation, and Indaba Group, LLC, a Colorado limited liability company (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).

2.6	Agreement and Plan of Merger, dated as of August 1, 2017, by and among CloudCommerce, Inc., Parscale Creative, Inc., Bradley Parscale and Parscale Digital, Inc. (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
2.7	Purchase Agreement, dated August 1, 2017, by and among CloudCommerce, Inc., Parscale Media, LLC, and Bradley Parscale (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
3.1	Articles of Incorporation (incorporated by reference from the exhibits included with the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission, dated April 10, 2002).
Table of Contents	50

3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated September 30, 2015).
3.3	Bylaws (incorporated by reference from the exhibits included with the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission, dated April 10, 2002).
3.4	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).
3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated December 18, 2015).
3.6	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated June 28, 2016).
3.7	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
3.8	Certificate of Designation of Series D Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
4.1	Stock Option Plan (Incorporated by reference from the exhibits included in the Company's Information Statement filed with the Securities and Exchange Commission, dated August 1, 2003).
10.1	Form of Unsecured Promissory Note (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated April 21, 2016).
10.2	Form of Convertible Note, dated January 5, 2015 (Incorporated by reference to exhibits filed with the Company's Current Report on Form 10-Q/A filed with the Securities and Exchange Commission, dated February 17, 2015).
10.3	Form of Stock Option Agreement (Incorporated by reference to exhibits filed with the Company's Current Report on Form 10-Q/A filed with the Securities and Exchange Commission, dated February 17, 2015).
10.4	Agreement and Plan of Merger by and among Indaba Group, LLC, a Colorado limited liability company, Ryan Shields, Blake Gindi, and Jack Gindi, Warp 9, Inc., a Nevada corporation, and Warp 9, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 30, 2015).
Table of Contents	51

10.5	Statement of Merger between Indaba Group, LLC, a Colorado limited liability company, and Warp 9, Inc., a Delaware corporation (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).
10.6	Certificate of Merger of Domestic Corporation and Foreign Limited Liability Corporation between Warp 9, Inc., a Delaware corporation, and Indaba Group, LLC, a Colorado limited liability company (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).
10.7	Employment Agreement between Indaba Group, Inc., a Delaware corporation, and Ryan Shields (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).
10.8	Employment Agreement between Indaba Group, Inc., a Delaware corporation, and Blake Gindi (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).
10.9	Convertible Promissory Note (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 9, 2015).
10.10	Form of Promissory Note (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated April 21, 2016).
10.11	Form of Exchange Agreement (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated June 28, 2016).
10.12	Form of Promissory Note (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 7, 2016).
10.13	Exchange Agreement, dated July 31, 2017, by and between CloudCommerce, Inc., and Bountiful Capital, LLC (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
10.14	Management Services Agreement, dated August 1, 2017, by and between CloudCommerce, Inc., and Parscale Creative, Inc. (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
10.15	Management Services Agreement, dated August 1, 2017, by and between CloudCommerce, Inc., and Parscale Media, LLC (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
Table of Contents	52

10.16	Advisory Agreement, dated August 1, 2017, with Jill Giles (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
21.1*	List of Subsidiaries
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial/Accounting Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial/Accounting Officer
EX-101.INS**	XBRL INSTANCE DOCUMENT
EX-101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB**	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

** Furnished herewith

Table of Contents	53

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 6, 2017

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

By:	/s/ Andrew Van Noy	Dated: October 6, 2017
Andrew Van Noy,
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

By:	/s/ Gregory Boden	Dated: October 6, 2017
Gregory Boden, Chief Financial Officer and Director
(Principal Financial/Accounting Officer)

By:	/s/ Zachary Bartlett	Dated: October 6, 2017
Zachary Bartlett, Director

By:	/s/ Bradley Parscale	Dated: October 6, 2017
Bradley Parscale, Director

Table of Contents	54