Form 10-Q
period 2017-09-30
CLOUDCOMMERCE, INC.
filed 2017-11-14
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2017.

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

As of November 14, 2017, the number of shares outstanding of the registrant’s class of common stock was 130,252,778.

PART I. - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	June 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$107,374	$30,869
Accounts receivable, net	842,266	383,893
Accounts receivable, net - related party	202,606	—
Prepaid and other current Assets	33,225	21,287
TOTAL CURRENT ASSETS	1,185,471	436,049

PROPERTY & EQUIPMENT, net	50,201	55,743

OTHER ASSETS
Lease deposit	13,300	3,500
Goodwill and other intangible assets, net	13,016,769	1,368,446
TOTAL OTHER ASSETS	13,030,069	1,371,946

TOTAL ASSETS	$14,265,741	$1,863,738

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$664,716	$164,135
Accrued expenses	503,687	324,092
Line of credit	282,175	205,368
Deferred income and customer deposit	821,171	632,134
Convertible notes and interest payable, current, net	95,349	93,686
Notes Payable	215,446	1,271,673
TOTAL CURRENT LIABILITIES	2,582,544	2,691,088

LONG TERM LIABILITIES
Purchase price contingency	928,745	—
Deferred tax liability	1,340,185	—
Accrued expenses, long term	208,853	209,903
TOTAL LONG TERM LIABILITIES	2,477,783	209,903

TOTAL LIABILITIES	5,060,327	2,900,991

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value;
5,000,000 Authorized shares:	—	—
Series A Preferred stock; 10,000 authorized, 10,000
issued and outstanding shares;	10	10
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and
outstanding;	18	18
Series C Preferred Stock; 25,000 authorized, 14,425 and
zero issued and outstanding shares at September 30, 2017 and	14	—
June 30, 2017, respectively;
Series D Preferred Stock; 90,000 authorized, 90,000 and
zero issued and outstanding shares at September 30, 2017 and	90	—
June 30, 2017, respectively;
Common stock, $0.001 par value;
2,000,000,000 authorized shares; 130,252,778 shares
issued and outstanding	130,252	130,252
Additional paid in capital	29,567,922	18,969,288
Accumulated deficit	(20,492,892)	(20,136,821)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	9,205,414	(1,037,253)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$14,265,741	$1,863,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30, 2017	September 30, 2016

REVENUE	$1,632,620	$1,092,674
REVENUE - related party	754,379	—
TOTAL REVENUE	2,386,999	1,092,674

OPERATING EXPENSES
Salaries and outside services	1,219,260	872,806
Selling, general and administrative expenses	1,178,155	250,172
Stock based compensation	132,824	126,531
Depreciation and amortization	267,631	60,325

TOTAL OPERATING EXPENSES	2,797,870	1,309,834

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(410,871)	(217,160)

OTHER INCOME (EXPENSE)
Other income	—	69
Gain (loss) on sale of fixed assets	—	14,260
Interest expense	(24,015)	(11,739)

TOTAL OTHER INCOME (EXPENSE)	(24,015)	2,590

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(434,886)	(214,570)

PROVISION (BENEFIT) FOR INCOME TAXES	(78,815)	—

NET LOSS	(356,071)	(214,570)

PREFERRED DIVIDEND - SERIES A	20,000	20,000

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(376,071)	$(234,570)

NET LOSS PER SHARE
BASIC	$(0.00)	$(0.00)
DILUTED	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	130,252,778	129,899,595
DILUTED	130,252,778	129,899,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)/EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2017	28,025	$28	130,252,778	$130,252	$18,969,288	$(20,136,821)	$(1,037,253)

Issuance of Series C Preferred stock	14,425	14	—	—	1,485,900	—	1,485,914

Issuance of Series D Preferred stock	90,000	90	—	—	8,999,910	—	9,000,000

Dividend on Series A Preferred stock	—	—	—	—	(20,000)	—	(20,000)

Stock based compensation	—	—	—	—	132,824	—	132,824

Net loss	—	—	—	—	—	(356,071)	(356,071)

Balance, September 30, 2017 (Unaudiited)	132,450	$132	130,252,778	$130,252	$29,567,922	$(20,492,892)	$9,205,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(356,071)	$(214,570)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	267,631	60,325
Bad debt expense	4,160	(13,725)
Stock based compensation	132,824	126,531
(Gain) loss on sale of fixed assets	—	(14,260)
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(665,139)	93,646
Prepaid and other assets	(21,738)	5,253
Deferred Tax Asset	(78,815)	—
Increase (Decrease) in:
Accounts payable	500,581	115,967
Accrued expenses	141,295	6,061
Deferred income	(528,133)	(331,644)

NET CASH USED IN OPERATING ACTIVITIES	(603,405)	(166,416)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(497)	(3,889)
Sale of property and equipment	—	14,650
Net cash on acquisition	200,000	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	199,503	10,761

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid	(20,000)	(20,000)
Net proceeds (payments) on line of credit	76,807	(2,734)
Proceeds from issuance of notes payable	423,600	140,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	480,407	117,266

NET INCREASE/(DECREASE) IN CASH	76,505	(38,389)

CASH, BEGINNING OF PERIOD	30,869	49,663

CASH, END OF PERIOD	$107,374	$11,274

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$16,265	$4,741
Taxes paid	$3,363	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2017

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CloudCommerce, Inc. (“CloudCommerce,” “we,” “us,” or the “Company”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.  For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2017.

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

The Condensed Consolidated Financial Statements include the Company and its majority-owned subsidiaries, Indaba Group, Inc., a Delaware corporation (“Indaba”) and Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”). All significant inter-company transactions are eliminated in consolidation.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at September 30, 2017 and June 30, 2017 are $6,333 and $10,493 respectively.

On November 30, 2016, the Company entered into an agreement with a third party to sell the rights, with recourse, to accounts receiveable amounts due from our customers to Indaba. Under the terms of the agreement, the Company may receive advances in amounts up to $400,000, based on the amounts we invoice our customers, for a period of one year. Because the Company maintains the collectability risk of all outstanding balances, we record the amounts due from customers as a secured borrowing arrangement, with the customer balances at fair value in accounts receivable, including an allowance for any balances at risk of collectability, and the amount due to the third party as a liability. On March 23, 2017, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $100,000, to a total of $500,000. As of September 30, 2017, the balance due from this arrangement was $282,175.

On October 19, 2017, the Company entered into an agreement with a third party to sell the rights, with recourse, to accounts receiveable amounts due from our customers to Parscale Digital. Under the terms of the agreement, the Company may receive advances in amounts up to $500,000, based on the amounts we invoice our customers, for a period of one year. Because the Company maintains the collectability risk of all outstanding balances, we record the amounts due from customers as a secured borrowing arrangement, with the customer balances at fair value in accounts receivable, including an allowance for any balances at risk of collectability, and the amount due to the third party as a liability.

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

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of the income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations is in accordance with ASC 605-45. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 605-25, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. The terms of services contracts generally are for periods of less than one year. The deferred revenue and customer deposits as of September 30, 2017 and the fiscal year ended June 30, 2017 was $821,171 and $632,134, respectively.

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

Included in revenue are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, furniture, supplies, and the largest component, digital advertising. We have determined, based on our review of ASC 605-45, that the amounts classified as reimbursable costs should be recorded as gross, due to the following factors:

•	The Company is the primary obligor in the arrangement;
•	We have latitude in establishing price;
•	We have discretion in supplier selection; and
•	The Company has credit risk.

During the three months ended September 30, 2017 and September 30, 2016, we included $669,628 and $0, respectively, in revenue, related to reimburseable costs.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were zero for the three months ended September 30, 2017 and 2016.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $6,844 and $48,358 for the three months ended September 30, 2017 and 2016, respectively.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2017 and June 30, 2017, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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
8

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. As of September 30, 2017 and the fiscal year ended June 30, 2017, the Company had no assets or liabilities that are required to be valued on a recurring basis.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $6,039 and $6,137 for the three months ended September 30, 2017 and 2016, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended September 30, 2017, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2017 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of operations for the three months ended September 30, 2017 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the three months ended September 30, 2017 and 2016 was $132,824 and $126,531, respectively.

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

For the three months ended September 30, 2017, the Company has excluded 134,800,000 shares of common stock underlying options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 90,000 Series D Preferred shares convertible into 225,000,000 shares of common stock, and 23,837,250 shares of common stock underlying $95,349 in convertible notes, because their impact on the loss per share is anti-dilutive.

For the three months ended September 30, 2016, the Company has excluded 123,000,000 shares of common stock underlying options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, and 22,187,250 shares of common stock underlying $88,749 in convertible notes, because their impact on the loss per share is anti-dilutive

Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive.

Recently Issued Accounting Pronouncements

  Management reviewed accounting pronouncements issued during the three months ended September 30, 2017, and no pronouncements were adopted during the period.

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

Reclassification

Certain amounts at June 30, 2017 have been reclassified to conform with the presentation at September 30, 2017.

3.    LIQUIDITY AND OPERATIONS

The Company had net loss of $356,071 for the three months ended September 30, 2017 and net loss of $214,570 for the three months ended September 30, 2016, and net cash used in operating activities of $603,405 and $166,416 for the same periods, respectively.

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

4. BUSINESS ACQUISITIONS

Parscale Digital, Inc.

On August 1, 2017, the Company completed the acquisition of Parscale Creative, Inc., a Nevada corporation (“Parscale Creative”). As of that date, the Company’s operating subsidiary, Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), merged with Parscale Creative, and the name of the combined subsidiary was changed to Parscale Digital. The total purchase price of $10,209,830, was paid in the form of the issuance of ninety thousand (90,000) shares of the Company's Series D Convertible Preferred Stock, at a liquidation preference of one hundred dollars ($100) per share, plus $928,745 in dividend payments, based on 5% of adjusted revenue of Parscale Digital. Adjusted revenue is defined as total revenue, minus digital marketing media buys. As of the date of closing, Brad Parscale, the 100% owner of Parscale Creative, was appointed to the Company’s Board of Directors.

Under the purchase method of accounting, the transactions were valued for accounting purposes at $10,209,830, which was the fair value of Parscale Creative at the time of acquisition. The assets and liabilities of Parscale Creative were recorded at their respective fair values as of the date of acquisition. The acquisition date estimated fair value of the consideration transferred consisted of the following:

Cash	$200,000
Deferred Revenue	(481,085)
Net tangible liabilities	(281,085)
Non-compete agreements	476,661
Brand name	2,245,000
Customer list	3,105,837
Goodwill	6,082,417
Deferred tax liability	(1,419,000)
Total purchase price	$10,209,830

Issuance of Series D Convertible Preferred Stock	$9,000,000
Purchase price contingency	928,745
Net tangible liabilities	281,085
Total purchase price	$10,209,830

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

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of Parscale Creative had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the period presented.

	Three months ended, September 30, 2017	Three months ended, September 30, 2016
Total revenues	$3,015,311	$2,600,589
Net loss	(377,438)	(288,260)
Basic and diluted net earnings per common share	$(0.00)	$(0.00)

Parscale Media, LLC

On August 1, 2017, the Company entered into a purchase agreement with Brad Parscale, to purchase Parscale Media, LLC, a website hosting business, formed under the laws of Texas. Under the terms of the agreement, the Company agreed to pay Mr. Parscale $1,000,000 in cash, upon closing the transaction, but in no event later than January 1, 2018. As of September 30, 2017, the Company has not consummated the transaction.

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

Trademark

On September 22, 2015, the Company purchased the trademark rights of “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000. The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet. The trademark expires in 2020 and may be renewed for an additional 10 years. As of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense. For the quarter ended September 30, 2017, the Company included $172 in depreciation and amortization expense related to this trademark.

Non-Compete Agreements

On October 1, 2015, the Company acquired Indaba from three members of the limited liability company. At that time, we retained two of the members, who currently serve as the Chief Executive Officer and Chief Technology Officer of Indaba. Both employees have non-compete agreements in place to protect the Company against the risk of either employee leaving Indaba to compete directly with us. We have calculated the value of those non-compete agreements at $201,014, with a useful life of two years, which coincides with the term of the non-compete agreement. This amount was included in depreciation and amortization expense until September 30, 2017. For the quarter ended September 30, 2017, the Company included $25,127 in depreciation and amortization expense related to these non-compete agreements. As of September 30, 2017, the balance for the non-compete agreements was zero.

On August 1, 2017, the Company acquired Parscale Creative. At that time, we retained Mr. Parscale to build the Parscale brand as well as consult with the Company on operating matters. Mr. Parscale has a non-compete agreement in place to protect the Company against the risk of Mr. Parscale leaving the Company to compete directly with us. We have calculated the value of this non-compete agreement at $476,661, with a useful life of three years, which coincides with the term of the non-compete agreement. This amount will be included in depreciation and amortization expense until July 31, 2020. For the quarter ended September 30, 2017, the Company included $26,481 in depreciation and amortization expense related to this non-compete agreement. As of September 30, 2017, the balance for the non-compete agreements was $450,180.

Name Brand

In connection with the Parscale Creative acquisition, the Company obtained the right to use the Parscale name in advertising, marketing and public relations campaigns. We have calculated the value of this brand name at $2,245,000. As of September 30, 2017, we have determined that this intangible asset has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life.

Customer List

On October 1, 2015, the Company acquired Indaba Group, LLC, a Colorado limited liability company, which at the time brought an increase in revenue and many new customers. We have calculated the value of the Indaba customer list at $447,171, with a useful life of 3 years. This amount will be included in depreciation and amortization expense until September 30, 2018. For the quarter ended September 30, 2017, the Company included $37,264 in depreciation and amortization expense related to the Indaba customer list.

We have calculated the value of the Parscale Creative customer list at $3,105,837, with a useful life of 3 years. This amount will be included in depreciation and amortization expense until July 31, 2020. For the quarter ended September 30, 2017, the Company included $172,547 in depreciation and amortization expense related to the Parscale Creative customer list.

The Company acquired certain intangible assets pursuant to the acquisitions of Indaba and Parscale Creative.  The following is the net book value of the Company’s intangible assets:

	September 30, 2017
		Accumulated
	Gross	Amortization	Net
Domain Name	$20,202	$—	$20,202
Trademark	10,000	(1,380)	8,620
Customer List	3,553,008	(470,661)	3,082,347
Name Brand	2,245,000	—	2,245,000
Non-Compete Agreements	677,675	(227,495)	450,180
Goodwill	7,210,420	—	7,210,420
Total	$13,716,305	$(699,536)	$13,016,769

Total amortization expense charged to operations for the quarter ended September 30, 2017 and 2016 was $261,591 and $54,188, respectively. The following table reflects the remaining amortization of finite life intangible assets, for the years ended June 30:

2018	$1,007,935
2019	1,232,120
2020	1,194,856
2021	100,203
2022 and thereafter	6,033
Total	$3,541,147

6. CREDIT FACILITIES

Secured Borrowing

On November 30, 2016, the Company entered into a 12 month agreement with a third party to sell the rights to amounts due from our customers to Indaba, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. The proceeds from the facility are determined by the amounts we invoice our customers. The Company evalutated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “line of credit” on the Balance Sheet. The principal borrowed through this facility is secured by the accounts receivable balances, in addition to the other assets of the Company. During the term of this facility, the third party lender has a first priority security interest in the Company, and will, therefore, we will require such third party lender’s written consent to obligate the Company further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the Company to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the three months ended September 30, 2017, the Company included $12,807 in interest expense, related to the secured borrowing facility, and as of September 30, 2017 and June 30, 2017, the outstanding balance was $282,175 and $205,368, respectively.

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

On March 25, 2013, the Company issued a convertible promissory note (the “March 2013 Note”) in the amount of up to $100,000, at which time an initial advance of $50,000 was received to cover operational expenses. The lender advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004 per share. The March 2013 Note bears interest at a rate of 10% per year and matures on March 25, 2018. On May 23, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. The balance of the March 2013 Note, as of September 30, 2017 is $95,349, which includes $29,349 of accrued interest.

On January 12, 2016, the Company borrowed $100,000 from Bountiful Capital, LLC to cover operating costs. The loan was offered interest free on a short term basis, and was due February 12, 2016. On July 31, 2017, the principal balance of $100,000 was exchanged for Series C Preferred stock, leaving a balance of zero as of September 30, 2017. The other notes exchanged with Bountiful Capital, LLC, are noted below.

On April 18, 2016, the Company issued a promissory note (the “April 2016 Note”) in the amount of up to $500,000, at which time an initial advance of $35,500 was received to cover operational expenses. The lender advanced an additional $41,000 on May 2, 2016, $35,000 on May 17, 2016, $160,000 on May 19, 2016, $34,000 on June 1, 2016, $21,000 on June 21, 2016, $33,500 on June 30, 2016, $10,000 on July 15, 2016, $33,000 on July 29, 2016, $35,500 on August 16, 2016, $28,000 on August 31, 2016, $33,500 on September 14, 2016, for a total draw of $500,000. The April 2016 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche. On July 31, 2017, the principal balance of $500,000 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of September 30, 2017. We included $2,123 in interest expense for the quarter, related to the April 2016 Note.

On October 3, 2016, the Company issued a promissory note (the “October 2016 Note”) in the amount of up to $500,000, at which time an initial advance of $36,000 was received to cover operational expenses. The lender advanced an additional $48,000 on October 17, 2016, $34,000 on October 31, 2016, $27,000 on November 15, 2016, $34,000 on November 30, 2016, $28,500 on December 16, 2016, $21,000 on January 3, 2017, $50,000 on January 17, 2017, $29,000 on January 31, 2017, $15,000 on February 2, 2017, $30,000 on February 16, 2017, $29,000 on March 1, 2017, $28,000 on March 16, 2017, $46,500 on April 3, 2017, $23,500 on April 17, 2017, and $20,500 on May 2, 2017, for a total draw of $500,000. The October 2016 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche. On July 31, 2017, the principal balance of $500,000 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of September 30, 2017. We included $2,123 in interest expense for the quarter, related to the October 2016 Note.

On May 16, 2017, the Company issued a promissory note (the “May 16, 2017 Note”) in the amount of $38,000, at which time the entire balance of $38,000 was received to cover operational expenses. The May 16, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. On July 31, 2017, the principal balance of $38,000 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of September 30, 2017. We included $161 in interest expense for the quarter, related to the May 16, 2017 Note.

On May 30, 2017, the Company issued a promissory note (the “May 30, 2017 Note”) in the amount of $46,000, at which time the entire balance of $46,000 was received to cover operational expenses. The May 30, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. On July 31, 2017, the principal balance of $46,000 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of September 30, 2017. We included $195 in interest expense for the quarter, related to the May 30, 2017 Note.

On June 14, 2017, the Company issued a promissory note (the “June 14, 2017 Note”) in the amount of $26,000, at which time the entire balance of $26,000 was received to cover operational expenses. The June 14, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. On July 31, 2017, the principal balance of $26,000 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of September 30, 2017. We included $110 in interest expense for the quarter, related to the June 14, 2017 Note.

On June 29, 2017, the Company issued a promissory note (the “June 29, 2017 Note”) in the amount of $23,500, at which time the entire balance of $23,500 was received to cover operational expenses. The June 29, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. On July 31, 2017, the principal balance of $23,500 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of September 30, 2017. We included $100 in interest expense for the quarter, related to the June 29, 2017 Note.

On July 10, 2017, the Company issued a promissory note (the “July 10, 2017 Note”) in the amount of $105,000, at which time the entire balance of $105,000 was received to cover operational expenses. The July 10, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. On July 31, 2017, the principal balance of $105,000 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of September 30, 2017. We included $302 in interest expense for the quarter, related to the July 10, 2017 Note.

On July 14, 2017, the Company issued a promissory note (the “July 14, 2017 Note”) in the amount of $50,500, at which time the entire balance of $50,500 was received to cover operational expenses. The July 14, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. On July 31, 2017, the principal balance of $50,500 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of September 30, 2017. We included $118 in interest expense for the quarter, related to the July 14, 2017 Note.

On July 30, 2017, the Company issued a promissory note (the “July 30, 2017 Note”) in the amount of $53,500, at which time the entire balance of $53,500 was received to cover operational expenses. The July 30, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. On July 31, 2017, the principal balance of $53,500 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of September 30, 2017. We included $7 in interest expense for the quarter, related to the July 30, 2017 Note.

On July 31, 2017, the Company signed an exchange agreement with the holder of our notes, which exchanged ten convertible notes, totaling $1,485,914 per equity schedule, for 14,425 shares of Series C Preferred stock. Each share of Series C Preferred stock has a face value of $100 and is convertible into common stock at a price of $0.01 per share. At the time of the exchange, all accrued interest was forgiven.

On August 3, 2017, the Company issued a promissory note (the “August 3, 2017 Note”) in the amount of $25,000, at which time the entire balance of $25,000 was received to cover operational expenses. The August 3, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 3, 2017 Note, as of September 30, 2017 is $25,199, which includes $199 of accrued interest.

On August 15, 2017, the Company issued a promissory note (the “August 15, 2017 Note”) in the amount of $34,000, at which time the entire balance of $34,000 was received to cover operational expenses. The August 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 15, 2017 Note, as of September 30, 2017 is $34,214, which includes $214 of accrued interest.

On August 28, 2017, the Company issued a promissory note (the “August 28, 2017 Note”) in the amount of $92,000, at which time the entire balance of $92,000 was received to cover operational expenses. The August 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 28, 2017 Note, as of September 30, 2017 is $92,416, which includes $416 of accrued interest.

On September 28, 2017, the Company issued a promissory note (the “September 28, 2017 Note”) in the amount of $63,600, at which time the entire balance of $63,600 was received to cover operational expenses. The September 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the September 28, 2017 Note, as of September 30, 2017 is $63,617, which includes $17 of accrued interest.

Following is the five year maturity schedule for our notes payable, including accrued interest:

Year ended June 30,	Amount Due
2018	$$310,795

8.    CAPITAL STOCK

The Company’s authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. As of September 30, 2017, the Company’s Board of Directors has designated the rights, preferences and limitations of a portion of its preferred stock as follows:

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock shall be entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefor, at the rate of $8 per share per annum, payable in preference and priority to any payment of any dividend on the common stock. As of September 30, 2017, the Company has 10,000 shares of Series A Preferred Stock outstanding.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock shall have a stated value of $100. The Series B Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.004 per share. Series B Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of September 30, 2017, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock shall have a stated value of $100. The Series C Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.01 per share. Series C Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of September 30, 2017, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock shall have a stated value of $100. The holders of outstanding shares of Series D Preferred Stock shall be entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefore, at the rate of 5% of adjusted revenue of Parscale Digital. Adjusted revenue is defined as total revenue, minus digital marketing media buys. The Series D Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by multiplying the stated number of shares by 2,500. Series D Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of September 30, 2017, the Company has 90,000 shares of Series D Preferred Stock outstanding.

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

The Company used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock. During the three months ended September 30, 2017, the Company issued options to purchase 11,800,000 shares of common stock. The fair value of options granted during the quarter ended September 30, 2017, was determined using the Black Scholes method with the following assumptions:

Quarter Ended
September 30, 2017
Risk free interest rate	5.00%
Stock volatility factor	397%
Weighted average expected option life	5 years
Expected dividend yield	none

A summary of the Company’s stock option activity and related information follows:

	Three Months ended September 30, 2017		Three Months ended September 30, 2016
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of period	123,000,000	$0.013	123,000,000	$0.013
Granted	11,800,000	$0.016	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding - end of period	134,800,000	$0.013	123,000,000	$0.013
Exercisable at the end of the period	103,905,571	$0.013	66,671,233	$0.012
Weighted average fair value of
options granted during the year		$190,000		$—

As of September 30, 2017, the intrinsic value of the stock options was $5,582,350, and stock option expense for the three months ended September 30, 2017 was $132,824.

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

The weighted average remaining contractual life of options outstanding, as of September 30, 2017 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.050	1,800,000	4.97
$0.015	35,000,000	4.90
$0.013	60,000,000	4.35
$0.013	15,000,000	4.47
$0.010	10,000,000	4.84
$0.053	12,500,000	1.87
$0.004	500,000	4.04
	134,800,000

Warrants

During the periods ended September 30, 2017 and 2016, the Company issued no warrants for services, and no warrants were outstanding.

10.  RELATED PARTIES

On July 31, 2017, the Company signed an exchange agreement with Bountiful Capital, LLC, the holder of our notes, which exchanged ten convertible notes, totaling $1,485,914 per equity schedule, for 14,425 shares of Series C Preferred stock, the details of which are included in footnote 7 “Notes Payable”. The Chief Financial Officer of the Company, Gregory Boden, is also the President of Bountiful Capital, LLC. Therefore, this loan transaction was with a related party.

Bountiful Capital, LLC, loaned the Company $25,000 on August 3, 2017, $34,000 on August 15, 2017, $92,000 on August 28, 2017, and $63,600 on September 28, 2017, as unsecured promissory notes. The terms of the notes include interest of 5% and are due and payable upon demand, but in no case later than 36 months after the effective date.

Parscale Digital provides services to Parscale Strategy, which is owned by Brad Parscale. Mr. Parscale serves as a director of the Company. During the quarter ended September 30, 2017, the Company included $754,379 in revenue from providing services to Parscale Strategy, and as of September 30, 2017, Parscale Strategy had an account receivable balance of $202,606.

On August 1, 2017, the Company signed a lease for office space with Giles-Parscale, Inc., which is owned by Jill Giles. Ms. Giles is an employee of the Company and she owns the building which serves as the primary premises and headquarters of Parscale Digital, in San Antonio, Texas.

11. CONCENTRATIONS

For the three months ended September 30, 2017, the Company had one major customer (a related party) who represented approximately 32% of total revenue. For the three months ended September 30, 2016, the Company had one major customers who represented 67% of total revenue. At September 30, 2017 and June 30, 2017, accounts receivable from three and two customers, respectively, represented approximately 44% and 52% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

12.  COMMITMENTS

Operating Leases

On August 1, 2017, the management of Parscale Digital signed a lease with Giles-Parscale, Inc., which commenced on August 1, 2017, for approximately 8,290 square feet, at 321 6th Street, San Antonio, TX 78215, for $9,800 per month, plus a pro rata share of the common building expenses. The lease expires on July 31, 2022.

On March 1, 2016, the Company moved into office space located at 1933 Cliff Drive, Suite 1, Santa Barbara, CA 93109, on a month-to-month arrangement, for approximately $3,000 per month.

On December 10, 2012, the management of Indaba signed a lease which commenced on January 16, 2013 for approximately 3,300 square feet at 2854 Larimer Street, Denver, CO 80205, for approximately $3,500 per month. The original lease term expired on February 28, 2016, but was extended until February 28, 2018, at a rate of $5,850 per month.

The following is a schedule, by years, of future minimum rental payments required under the operating lease.

Years Ending June 30,	Rent Payment
2018	$132,843
2019	$138,100
2020	$138,100
2021	$138,100
2022	$80,573

Total lease expense for the three months ended September 30, 2017 and 2016 was $43,540 and $26,296, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location, to make monthly payments on past due rent totaling $227,052. Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250. Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802. As of September 30, 2017, the Company recorded the outstanding balance under this settlement agreement as a long term notes payable, with the current portion of the debt recorded in accrued expenses. As of September 30, 2017, the Company owed $26,250 on the outstanding reduced payment terms.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

13. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended September 30, 2017, there were non-cash financing activities as follows:

	2017	2016
Preferred stock issued for acquisition	$9,000,000	—
Preferred stock issued in exchange for debt	$1,485,914	—
Purchase price contingency	$928,745	—

During the three months ended September 30, 2016, there were no non-cash financing activities.

14.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined that the following subsequent events are reportable.

The Company received the following advances under promissory notes:

Date of funding	Amount of funding
October 11, 2017	$103,500
October 27, 2017	$106,000

On October 19, 2017, the Company entered into an agreement with a third party to sell the rights, with recourse, to accounts receivable amounts due from our customers to Parscale Digital. Under the terms of the agreement, the Company may receive advances in amounts up to $500,000, based on the amounts we invoice our customers, for a period of one year. Because the Company maintains the collectability risk of all outstanding balances, we record the amounts due from customers as a secured borrowing arrangement, with the customer balances at fair value in accounts receivable, including an allowance for any balances at risk of collectability, and the amount due to the third party as a liability. The cost of this secured borrowing facility is 0.056% of the daily balance.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under “Risk Factors” of the reports filed with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

Overview

CloudCommerce, Inc. (“CloudCommerce,” “we,” “us,” “our,” or the “Company”) is a leading provider of data driven solutions. We develop solutions that help our clients acquire, engage, and retain their customers by leveraging cutting edge digital strategies and technologies. We focus intently on using data analytics to drive the creation of great user experiences and effective digital marketing campaigns. Whether it is creating omni-channel experiences, engaging a specific audience, or energizing voters in political campaigns, we believe data is the key to digital success. Our goal is to become the industry leader by always applying a “data first” strategy and acquiring other companies that can help us achieve this vision. To better serve our customers and create value for our shareholders, we strategically acquire profitable cloud commerce solutions providers with strong management teams.

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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2017 and 2016, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

We measure certain financial instruments at fair value on a recurring basis. The Company had no assets and liabilities measured at fair value on a recurring basis as of September 30, 2017.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Results of Operations for the Three Months Ended September 30, 2017, compared to the Three Months Ended September 30, 2016.

REVENUE

Total revenue for the three months ended September 30, 2017 increased by $1,294,325 to $2,386,999, compared to $1,092,674 for the three months ended September 30, 2016.  The increase was primarily due to the acquisition of Parscale Creative, partially offset by a reduction in revenue at Indaba.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the three months ended September 30, 2017 increased by $346,454 to $1,219,260, compared to $872,806 for the three months ended September 30, 2016.  The increase was primarily due to the acquisition of Parscale Creative, due to 45 additional employees added to payroll expense.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the three months ended September 30, 2017 increased by $927,983 to $1,178,155, compared to $250,172 for the three months ended September 30, 2016.  The increase was primarily due to the acquisition of Parscale Creative, and the increase in costs to maintain an additional office in San Antonio.

STOCK BASED COMPENSATION

Stock based compensation expenses for the three months ended September 30, 2017 increased by $6,293 to $132,824, compared to $126,531 for the three months ended September 30, 2016. The increase was due to additional stock options offered to employees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended September 30, 2017 increased by $207,306 to $267,631, compared to $60,325 for the three months ended September 30, 2016. The increase was primarily due to additional intangible assets amortized as a result of the Parscale Creative acquisition.

OTHER INCOME AND EXPENSE

Total other income (expense) for the three months ended September 30, 2017 decreased by $26,605 to net other expense of $24,015, compared to net other income of $2,590 for the three months ended September 30, 2016. The increase was primarily due to the utilization of a secured borrowing arrangement, resulting in higher interest expense.

NET LOSS

The consolidated net loss for the three months ended September 30, 2017 was $356,071, compared to the consolidated net loss of $214,570 for the three months ended September 30, 2016.  The increase in net loss for the period was primarily due to a reduction in revenue of Indaba and the increase in operating expenses from Parscale Digital.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($1,397,073) at September 30, 2017 compared to a net working capital deficit of ($2,255,039) at fiscal year ended June 30, 2017.

Cash flow used in operating activities was $603,405 for the three months ended September 30, 2017, compared to cash flow used in operating activities of $166,416 for the three months ended September 30, 2016. The increase in cash flow used in operating activities of $436,989 was primarily due to an increase in the Parscale Digital accounts receivable balance, partially offset by additional amortization expense of intangible assets.

Cash flow provided by investing activities was $199,503 for the three months ended September 30, 2017, compared to cash flow provided by investing activities of $10,761 for the three months ended September 30, 2016.  The increase in cash flow provided by investing activities of $188,742 was primarily due to the Parscale Creative acquisition, and the cash proceeds that resulted from the acquisition.

Cash flow provided by financing activities was $480,407 for the three months ended September 30, 2017, compared to $117,266 for the three months ended September 30, 2016.  The increase in cash flow provided by financing activities of $363,141 was due to additional borrowings under promissory notes.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the years ended June 30, 2017 and 2016 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, additional cash infusion. Management believes the existing shareholders, the prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

As a result of the recent economic recession, and the continuing economic uncertainty, it has been difficult for companies to obtain equity or debt financing. While the credit markets have improved over the last year, it remains difficult for smaller companies to obtain financing on reasonable terms.

Any additional capital raised through the sale of equity or equity-backed securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities. The terms of the securities issued by us in future capital raising transactions may be more favorable to new investors and may include preferences, superior voting rights and the issuance of warrants or other derivative securities which may have a further dilutive effect.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company's principal executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act of 1934, as amended), as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of September 30, 2017 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CLOUDCOMMERCE, INC.
(Registrant)

Dated: November 14, 2017	By:	/s/ Andrew Van Noy
Andrew Van Noy Chief Executive Officer and President (Principal Executive Officer)
/s/ Greg Boden
Greg Boden Chief Financial Officer (Principal Financial/Accounting Officer)

