Form 10-KT
period 2017-12-31
CLOUDCOMMERCE, INC.
filed 2018-04-13
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2017 to December 31, 2017

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

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $2,959,337 as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 130,252,778 shares outstanding of the registrant’s Common Stock as of April 13, 2018.

2

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

Core Services

Our core solutions are data analytics, digital marketing, branding and creative services, development, and managed infrastructure support.

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

Industry Overview

Growth of Mobile, Digital and Social

We believe there are a number of factors that are contributing to the growth of mobile, digital and social commerce, including the following: (i) accessibility and adoption of smartphone devices throughout the world; (ii) rapid advancements in high-speed internet and 4G cellular networks making the internet more available, reliable, and efficient; (iii) consumers are more comfortable with the process of consuming information and buying products from their mobile devices; (iv) the functionality of both mobile and desktop website continues to improve, a greater range of mobile payment options are available, and special offers and shipping discounts are making online shopping more attractive; (v) businesses are placing more emphasis on their digital commerce strategies as mobile, desktop and social channels can reach a larger audience at a comparatively lower cost than the methods used to drive traffic to traditional brick-and-mortar retail stores. As a result of these growth drivers, we believe retailers and wholesalers have begun to build large, global customer bases that can be reached cost-effectively, potentially resulting in higher sales and profitability.

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

Employees

As of April 2, 2018, we had 64 full time employees, ten of whom are employed in administrative positions, two in sales and marketing positions, and 52 in technical positions. Fifty-three employees are in Texas, five in California, two in Florida, two in Colorado, one in New York, and one in Washington, D.C.

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

Company History

CloudCommerce, Inc. was incorporated in Nevada on January 22, 2002 and was formerly known as Warp 9, Inc., Roaming Messenger, Inc., and Latinocare Management Corporation. On August 24, 2006, the Company’s board of directors (the “Board of Directors”) and majority shareholders voted to change the name of the Company from Roaming Messenger, Inc. to Warp 9, Inc. to reflect a new strategic plan of focusing primarily on the business of the Company’s wholly-owned subsidiary, Warp 9, Inc., a Delaware corporation that is an e-commerce Software-as-a-Service (“SaaS”) provider. On July 9, 2015, the Company’s Board of Directors and majority shareholders voted to change the name of the Company from Warp 9, Inc. to CloudCommerce, Inc. to reflect the Company’s current business plan of strategically acquiring profitable digital services providers with strong management teams. On October 1, 2015, our operating subsidiary, Warp 9, Inc., merged with and into Indaba Group, LLC, with Warp 9, Inc. being the surviving entity. The name of the subsidiary was changed on October 6, 2015 to Indaba Group, Inc. (“Indaba”). On July 20, 2017, we established Parscale Digital, Inc., a Nevada corporation, to facilitate the acquisition of Parscale Creative, a Nevada corporation, which was acquired on August 1, 2017. Parscale Creative merged with and into Parscale Digital, with Parscale Digital being the surviving entity. On November 15, 2017, the Company acquired WebTegrity, LLC, a Texas limited liability company, which merged with and into Parscale Digital, with Parscale Digital being the surviving entity. On February 1, 2018, we established Data Propria, Inc., a wholly owned Nevada corporation.

Recent Developments

On August 1, 2017, the Company entered into a Purchase Agreement with Parscale Media, LLC, a Texas limited liability company (“Parscale Media”) and Bradley Parscale, pursuant to which the Company agreed to purchase 100% of the issued and outstanding Parscale Media membership interests in exchange for one million ($1,000,000) dollars. On February 1, 2018, we closed the Parscale Media acquisition, signing a promissory note in the amount of one million ($1,000,000) dollars, plus four percent (4%) interest, payable in equal installments of $85,149.90 over a period of 12 months.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have a history of losses and can provide no assurance of our future operating results.

We have experienced net losses and negative cash flows from operating activities and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2017, June 30, 2017 and 2016, we had working capital deficit of $1,835,714, $2,255,039 and $923,480, respectively.   For the six months ended December 31, 2017, and the years ended June 30, 2017 and 2016, we incurred net losses of $2,486,114, $2,042,504 and $7,492,111, respectively.   The opinion of our independent registered public accountants on our audited consolidated financial statements as of and for the six months ended December 31, 2017, and years ended June 30, 2017 and 2016 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling $5,250,000 at December 31, 2017 resulting from the acquisition of Parscale Creative and WebTegrity. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year and plan to conduct the next evaluation in conjunction with the preparation of our financial statements for the quarter ending December 31, 2018. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

We operate with significant levels of debt and rely on funding to operate.

As of December 31, 2017, our total outstanding debts were approximately $1,540,000. In addition, a large portion of the outstanding debt is owed to an entity controlled by our Chief Financial Officer. Due to operational losses, we continue to require funding from our lenders to cover operational expenses. Although we are not required to make quarterly or annual payments on the outstanding balance of our debt, interest accrues on the principal amount of such debt and the balance is required to be paid back at some point in the future. There is no guarantee that we will have sufficient funds to pay our obligations, nor is there a guarantee that our lenders will re-finance the debts or extend the maturity dates.

There is no guarantee that our lenders will continue to support us.

We may require additional capital to fund operations, finance additional acquisitions, purchase computer equipment, expand into additional markets, initiate advertising campaigns, or hire key personnel. Although we have positive working relationships with our lenders, there is no guarantee that the lenders will continue to support us in all the ways we choose to utilize our capital. If our lenders choose not to fund the Company, then our operations may be halted, our growth may decrease or we may need to scale back on our expenditures.

We are operating at a loss and may incur additional losses in the future.

Our net loss for the six months ended December 31, 2017 was $(2,486,114). To reach our business growth objectives, we currently expect to increase our operating, sales, and marketing expenses, as well as capital expenditures. To offset these expenses, we will need to generate additional revenue. If our revenue declines or grows slower than either we anticipate or our clients’ projections indicate, or if our operating, sales and marketing expenses exceed our expectations or cannot be reduced to an appropriate level, we may not generate sufficient revenue to be profitable or be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

We have traditionally used our equity to finance our acquisitions. As we search for additional companies to acquire, the components of the purchase price may include a combination of cash, debt and equity. The issuance of a substantial amount of equity may have a dilutive effect. Although this dilution may result in higher trading volume, it may result in lower market prices, which may limit an investor’s ability to obtain a return on their investment.

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

Goodwill and identifiable intangible assets represented approximately 84% of our total assets as of December 31, 2017.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We are required to test goodwill and intangible assets for impairment annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value below its book value. Such factors requiring an interim test for impairment include loss of key employees, pending bankruptcy, loss of a significant client, declining sales, significant cost increases, change in management or declining spend in the industry.  If it is determined that there has been an event that may reduce the fair value of our intangible assets, then we would be required to write off all, or a portion, of the balance recorded as intangible assets. Such a write off would reduce earnings during the period of the write off.

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

For the six months ended December 31, 2017, four clients represented approximately 49% of revenue and we currently expect these clients will represent approximately 30% of revenue during the year ended December 31, 2018, as we add additional clients and acquire companies. For the six months ended December 31, 2017, related parties represented approximately 39% of revenue. Termination, reduction, or delay of our services under a contract could result from factors unrelated to our work product or the progress of the project such as factors related to business or financial conditions of the client, changes in client strategies or the domestic or global economy generally. Termination, reduction or substantial delay of services to any significant client, or nonrenewal of any significant client contract, or the nonpayment of a material amount of our service fees by a significant client, could have a material adverse effect upon our business, results of operation and financial condition.

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

Our growth strategy is dependent on the success of our acquisitions and in the future we may acquire additional companies, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of our acquisitions or any other future acquisition. In addition, there are risks inherent in any acquisition including:

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

As part of our strategy, we seek to acquire other businesses and technologies to complement our current products, expand the breadth of our markets, or enhance our technical capabilities. In October 2015, we acquired Indaba, in August 2017, we acquired Parscale Creative, and in November 2017, we acquired WebTegrity. The benefits we expect to receive from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business into our systems, procedures and organizational structure. Any inaccuracy in our acquisition assumptions or any failure to uncover liabilities or risks associated with the acquisition, make the acquisition on favorable terms, integrate the acquired business or assets as and when expected or retain key employees of the acquired company may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, business and operating results. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

There is a significant amount of exposure to the Company due to Brad Parscale being on the board of directors.

As recently announced, Brad Parscale was named as campaign manager for Donald Trump’s 2020 presidential election run. As soon as the announcement was made, opponents to Mr. Parscale and President Trump made a connection to Parscale Digital and CloudCommerce, resulting in negative press articles, vindictive message through social media, and angry direct messages to some of our employees. We expect these types of activities to continue, and potentially increase in intensity as we near the 2020 elections. There is a potential that employees who don’t want to be associated with Mr. Parscale or President Trump will terminate their employment or attempt to cause harm to the Company. We could also lose customers, and if we are not able to replace the revenue from those lost customers, total revenue could decline.

Our largest customer, Parscale Strategy, is owned and controlled by Brad Parscale.

A large portion of our revenue (39%) comes from digital marketing activities for Parscale Strategy, which is owned by Brad Parscale. It is uncertain whether Mr. Parscale’s presidential campaign management activities will increase or decrease the amount of work we receive from Parscale Strategy. If Mr. Parscale uses other vendors for his digital advertising work, then we may see a decline in revenue. This decline may result in a cash flow shortage and losses of the operations.

RISKS RELATED TO OUR COMMON STOCK

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

Our principal stockholders, officers and directors own a controlling interest in our voting stock and investors have a limited voice in our management.

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

Our independent public accounting firm in their report dated April 13, 2018 included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern. Any such adjustment, if necessary, would materially affect the value of our assets.

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

We have a substantial number of convertible securities outstanding. The exercise of our outstanding options and conversion of our outstanding convertible notes and convertible preferred stock can have a dilutive effect on our common stock. As of December 31, 2017, we had (i) outstanding options to purchase 135 million shares of our common stock at a weighted average exercise price of $0.013 per share, (ii) outstanding convertible notes that, upon conversion without regard to any beneficial ownership limitations, would provide note holders with an aggregate of

23 million shares of our common stock; and (iii) outstanding shares of our Series A, B C, D, and E Preferred Stock that, upon conversion without regard to any beneficial ownership limitations or advance conversion notice, would provide the holders with an aggregate of 1.1 billion shares of our common stock. The issuance of shares of common stock upon exercise of outstanding options or conversion of outstanding convertible notes and preferred stock could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

ITEM 2. PROPERTIES

On April 15, 2016, we entered into a lease for approximately 1,800 square feet of office space at 1933 Cliff Dr., Suite 1, Santa Barbara, California 93109 for payment of $3,000 per month, on a month-to-month basis which lease commenced on March 1, 2016 and concluded February 15, 2018. On October 24, 2017, we executed a lease agreement for the same space, commencing March 1, 2018 for a period of 36 months, at a rate of $2,795 per month, plus a shared portion of common area maintenance, which currently amounts to approximately $894 per month.

On December 10, 2012, Indaba signed a lease which commenced January 16, 2013 for approximately 3,300 square feet at 2854 Larimer Street, Denver, CO 80205, for approximately $3,500 per month. The original lease term expired February 28, 2016, but was extended until February 28, 2017, at a rate of $5,800 per month. This lease was further extended until February 28, 2018, at a rate of $5,850 per month. We did not renew this lease and moved out of the space by February 28, 2018. On February 12, 2018, we executed a lease agreement for office space at 1415 Park Avenue West, Denver, CO 80205, on a month-to-month basis, at a cost of $800 per month.

On August 1, 2017, the Parscale Digital signed a lease, with Jill Giles, a related party, for approximately 8,290 square feet at 321 Sixth Street, San Antonio, TX 78215, for $9,800 per month, expiring July 31, 2022. This office space is primarily used by our subsidiary, Parscale Digital.

As a result of the WebTegrity acquisition, we assumed a lease for office space used by the WebTegrity employees, at 14603 Huebner Road, Suite 3402, San Antonio, TX 78230. The lease was executed on March 20, 2017 for a period of 36 months, commencing March 20, 2017, at a rate of $2,750 per month.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The Company’s common stock trades on the OTCQB under the symbol “CLWD”, and previously traded under the symbol “WNYN” until September 30, 2015. The range of high and low prices for each fiscal quarter within the last two fiscal years is set forth below. These high and low prices represent prices quoted by broker-dealers on the OTCQB. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2017	High	Low

First Quarter ended March 31, 2017	$0.017	$0.005
Second Quarter ended June 30, 2017	$0.029	$0.006
Third Quarter ended September 30, 2017	$0.063	$0.006
Fourth Quarter ended December 31, 2017	$0.062	$0.020

Year Ended December 31, 2016	High	Low

First Quarter ended March 31, 2016	$0.019	$0.008
Second Quarter ended June 30, 2016	$0.068	$0.011
Third Quarter ended September 30, 2016	$0.021	$0.011
Fourth Quarter ended December 31, 2016	$0.020	$0.011

The Company is authorized to issue 2,000,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

As of April 13, 2018, there were approximately 2,000 holders of the Company’s common stock, not including shares held in “street name” in brokerage accounts, which are unknown. As of April 13, 2018, there were 130,252,778 shares of common stock issued and outstanding.

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Warrants

During the six months ended December 31, 2017, the Company did not issue any warrants to purchase shares of the Company’s capital stock. As of December 31, 2017, the Company has no issued or outstanding warrants.

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

On September 18, 2017, we granted nonqualified stock options to purchase up to 1,800,000 shares of our common stock to three key employees. The stock options vest at a rate of 1/36th per month over three years, and are exercisable at a price of $0.05 per share, beginning September 18, 2018.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2017 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Among the significant judgments made by management in the preparation of our financial statements are the following:

Revenue recognition

The Company recognizes income when the service is provided or when the product is delivered. We present service revenue, net of customer incentives. Most of the income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations is in accordance with ASC 605-45, and includes digital advertising revenue. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 605-25, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work in either deferred revenue, as a negative liability balance, or as an asset in costs in excess of billings.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2017, and determined there was impairment of indefinite lived intangibles and goodwill from our Indaba acquisition. Accordingly, all intangible assets and goodwill related to the Indaba acquisition has been written off, amounting to $1,239,796. This amount is included in Operating Expenses on the Income Statement.

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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2017 and June 30, 2017, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Results of operations for the six months ended December 31, 2017 as compared to the six months ended December 31, 2016

The following table presents results of operations for the six months ended December 31, 2017 and 2016.

	Six Months Ended
	December 31, 2017	December 31, 2016

REVENUE	2,778,298	1,721,164
REVENUE - related party	1,771,529	—
TOTAL REVENUE	4,549,827	1,721,164

OPERATING EXPENSES
Salaries and outside services	2,671,797	1,617,220
Selling, general and administrative expenses	2,389,523	442,533
Stock based compensation	275,319	253,063
Loss on impairment of goodwill and intangible assets	1,239,796	—
Depreciation and amortization	562,737	120,671

TOTAL OPERATING EXPENSES	7,139,172	2,433,487

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(2,589,345)	(712,323)

OTHER INCOME (EXPENSE)
Other income	—	2,952
Gain (loss) on sale of fixed assets	—	23,252
Interest expense	(50,243)	(34,554)

TOTAL OTHER INCOME (EXPENSE)	(50,243)	(8,350)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(2,639,588)	(720,673)

PROVISION (BENEFIT) FOR INCOME TAXES	(153,474)	—

NET LOSS	(2,486,114)	(720,673)

REVENUE

Total revenue for the six months ended December 31, 2017 increased by $2,828,663 to $4,549,827, compared to $1,721,164 in the prior year, an increase of 164%. The increase is primarily due to the acquisition of Parscale Creative.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services expenses for the six months ended December 31, 2017 increased by $1,054,577, or approximately 65% to $2,671,797, compared to $1,617,220 for the six months ended December 31, 2016. The increase is primarily due to the additional headcount added from the Parscale Creative acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

SG&A expenses for the six months ended December 31, 2017 increased by $1,946,990, or approximately 440% to $2,389,523, compared to $442,533 for six months ended December 31, 2016. The increase is primarily due to increases in rent, travel, transaction costs related to the Parscale Creative and WebTegrity acquisitions, and the overall increase in the cost to produce our services as a larger Company after those acquisitions.

STOCK OPTION EXPENSE

Stock option expense for the six months ended December 31, 2017 increased by $22,256, or approximately 9% to $275,319, compared to $253,063 for the six months ended December 31, 2016. The increase was due to additional stock options offered to employees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the six months ended December 31, 2017 increased by $442,066, or approximately 366% to $562,737, compared to $120,671 for the six months ended December 31, 2016. The increase was due to the amortization of acquired intangible assets and additional fixed assets acquired from Parscale Creative and WebTegrity.

OTHER INCOME AND EXPENSE

Total other expense for the six months ended December 31, 2017 increased by $41,893, or approximately 502%, to net expense of $50,243, compared to net expense of $8,350 for six months ended December 31, 2016. The increase in net expense is primarily due to increases in borrowing, which resulted in interest expense.

NET (LOSS)

For the six months ended December 31, 2017, our consolidated net loss increased by $1,765,441, to $2,486,114, compared to a consolidated net loss of $720,673 for six months ended December 31, 2016. This increase in net loss is primarily due to impairment of the Indaba goodwill and intangible assets, and transaction costs related to the Parscale Creative and WebTegrity acquisitions.

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

Liquidity and Capital Resources

As of December 31, 2017, the Company had a cash balance of $272,321, compared to $30,869 as of June 30, 2017. The Company had a net working capital deficit (the difference between current assets and current liabilities) of ($1,835,714) as of December 31, 2017, compared to a net working capital deficit of ($2,255,039) at June 30, 2017.

Cash used in operating activities was $990,053 for the six months ended December 31, 2017, compared to $867,850 used for the year ended June 30, 2017. Operating cash flow was negative during the six months ended December 31, 2017 due to a net operating losses.

Cash provided by investing activities was $247,587 for the six months ended December 31, 2017, compared to cash flow provided of $13,728 for the year ended June 30, 2017. The increase in cash flow provided by investing activities was the result of the acquisition of Parscale Creative during the six months ended December 31, 2017.

Cash flow provided by financing activities was $983,918 for the six months ended December 31, 2017, compared to $835,328 provided for the year ended June 30, 2017. The increase is primarily due to borrowings during the six months ended December 31, 2017, as compared to the year ended June 30, 2017.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the six months ended December 31, 2017 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, additional cash infusion. Management believes the existing shareholders, the prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF CLOUDCOMMERCE, INC.

CLOUDCOMMERCE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

AND THE YEARS ENDED JUNE 30, 2017 AND 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors

CloudCommerce, Inc.

Santa Barbara, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CloudCommerce, Inc. (“Company”) as of December 31, 2017 and June 30, 2017, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the six months ended December 31, 2017 and the years ended June 30, 2017 and 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and June 30, 2017, and the results of its operations and its cash flows for the six months ended December 31, 2017 and the years ended June 30, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations and has a working capital deficit and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

We have served as the Company's auditor since 2015.

New York, New York

April 13, 2018

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	June 30, 2017

ASSETS
CURRENT ASSETS
Cash	$272,321	$30,869
Accounts receivable, net	877,570	383,893
Accounts receivable, net - related party	398,410	—
Prepaid and other current Assets	39,168	21,287
TOTAL CURRENT ASSETS	1,587,469	436,049

PROPERTY & EQUIPMENT, net	161,325	55,743

OTHER ASSETS
Lease deposit	13,300	3,500
Goodwill and other intangible assets, net	9,546,757	1,368,446
TOTAL OTHER ASSETS	9,560,057	1,371,946

TOTAL ASSETS	$11,308,851	$1,863,738

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,004,203	$164,135
Accrued expenses	522,794	324,092
Lines of credit	475,468	205,368
Deferred income and customer deposit	620,504	632,134
Convertible notes and interest payable, current, net	97,013	93,686
Capital lease obligation, current	32,382	—
Notes payable, related parties	670,819	1,271,673
TOTAL CURRENT LIABILITIES	3,423,183	2,691,088

LONG TERM LIABILITIES
Capital lease obligation, long term	54,693	—
Deferred tax liability	1,021,566	—
Accrued expenses, long term	207,803	209,903
TOTAL LONG TERM LIABILITIES	1,284,062	209,903

TOTAL LIABILITIES	4,707,245	2,900,991
COMMITMENTS AND CONTINGENCIES (see Note 12)	—	—

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value;
5,000,000 Authorized shares:
Series A Preferred stock; 10,000 authorized, 10,000
issued and outstanding shares;	10	10
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and
outstanding;	18	18
Series C Preferred Stock; 25,000 authorized, 14,425 and
zero issued and outstanding shares at December 31, 2017 and		—
June 30, 2017, respectively;	14
Series D Preferred Stock; 90,000 authorized, 90,000 and
zero issued and outstanding shares at December 31, 2017 and		—
June 30, 2017, respectively;	90
Series E Preferred stock; 10,000 authorized, 10,000 and
zero issued and outstanding shares at December 31, 2017 and
June 30, 2017, respectively;	10
Common stock, $0.001 par value;
2,000,000,000 authorized shares; 130,252,778 shares
issued and outstanding	130,252	130,252
Additional paid in capital	29,094,147	18,969,288
Accumulated deficit	(22,622,935)	(20,136,821)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	6,601,606	(1,037,253)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$11,308,851	$1,863,738

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended	Years Ended
	December 31, 2017	June 30, 2017	June 30, 2016

REVENUE	$2,778,298	$2,931,089	$2,079,743
REVENUE - related party	1,771,529	—	—
TOTAL REVENUE	4,549,827	2,931,089	2,079,743

OPERATING EXPENSES
Salaries and outside services	2,671,797	3,180,675	2,619,188
Selling, general and administrative expenses	2,389,523	902,994	1,067,777
Stock based compensation	275,319	502,000	485,993
Loss on impairment of goodwill and intangible assets	1,239,796	—	—
Depreciation and amortization	562,737	300,752	183,767

TOTAL OPERATING EXPENSES	7,139,172	4,886,421	4,356,725

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(2,589,345)	(1,955,332)	(2,276,982)

OTHER INCOME (EXPENSE)
Other income	—	(10,120)	658
Gain (loss) on sale of fixed assets	—	21,685	(329)
Gain (loss) on extinguishment of debt	—	—	(559,867)
Gain (loss) on changes in derivative liability	—	—	(3,258,891)
Interest expense	(50,243)	(98,337)	(1,389,897)

TOTAL OTHER INCOME (EXPENSE)	(50,243)	(86,772)	(5,208,326)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(2,639,588)	(2,042,104)	(7,485,308)

PROVISION (BENEFIT) FOR INCOME TAXES	(153,474)	400	6,803

NET LOSS	(2,486,114)	(2,042,504)	(7,492,111)

PREFERRED DIVIDENDS	146,260	80,000	60,000

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,632,374)	$(2,122,504)	$(7,552,111)

NET LOSS PER SHARE
BASIC	$(0.02)	$(0.02)	$(0.07)
DILUTED	$(0.02)	$(0.02)	$(0.07)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	130,252,778	130,252,778	106,255,568
DILUTED	130,252,778	130,252,778	106,255,568

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2015	—	$—	105,790,191	$105,790	$7,679,033	$(10,602,206)	$(2,817,383)

Issuance of Series A Preferred stock	10,000	10	—	—	1,999,990	—	2,000,000

Issuance of Series B Preferred stock	18,025	18	—	—	2,041,235	—	2,041,253

Reclassification of derivative accounting	—	—	—	—	5,636,592	—	5,636,592

Beneficial conversion feature	—	—	—	—	788,907	—	788,907

Warrant conversion	—	—	24,109,404	24,109	(24,109)	—	—

Dividend on Series A Preferred stock	—	—	—	—	(60,000)	—	(60,000)

Stock based compensation	—	—	—	—	485,993	—	485,993

Net loss	—	—	—	—	—	(7,492,111)	(7,492,111)

Balance, June 30, 2016	28,025	28	129,899,595	129,899	18,547,641	(18,094,317)	583,251

Share correction	—	—	353,183	353	(353)	—	—

Dividend on Series A Preferred stock	—	—	—	—	(80,000)	—	(80,000)

Stock based compensation	—	—	—	—	502,000	—	502,000

Net loss	—	—	—	—	—	(2,042,504)	(2,042,504)

Balance, June 30, 2017	28,025	$28	130,252,778	$130,252	$18,969,288	$(20,136,821)	$(1,037,253)

Issuance of Series C Preferred stock for the conversion of	14,425	14	—	—	1,485,900	—	1,485,914
notes payable and accrued interest

Issuance of Series D Preferred stock for the acquisition of	90,000	90	—	—	7,609,910	—	7,610,000
Parscale Creative, Inc.

Dividend on Series D Preferred stock	—	—	—	—	(106,260)		(106,260)

Issuance of Series E Preferred stock for the acquisition	10,000	10	—	—	899,990	—	900,000
of WebTegrity, LLC

Dividend on Series A Preferred stock	—	—	—	—	(40,000)	—	(40,000)

Stock based compensation	—	—	—	—	275,319	—	275,319

Net loss	—	—	—	—	—	(2,486,114)	(2,486,114)

Balance, December 31, 2017	142,450	$142	130,252,778	$130,252	$29,094,147	$(22,622,935)	$6,601,606

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Years Ended
	December 31, 2017	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,486,114)	$(2,042,504)	$(7,492,111)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	562,737	300,752	183,767
Bad debt expense	(4,308)	(35,091)	31,194
Stock based compensation	275,319	502,000	485,993
Amortization of debt discount	—	—	1,216,732
(Gain) loss on sale of fixed assets	—	(21,685)	329
Loss on impairment of goodwill and intangible assets	1,239,796	—	—
Loss on extinguishment of debt	—	—	559,867
Loss on derivative liability	—	—	3,258,891
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(870,814)	79,064	(2,392)
Prepaid and other assets	(9,062)	(8,861)	1,577
Lease deposit	(9,800)	—
Increase (Decrease) in:
Accounts payable	840,068	(13,248)	15,606
Accrued expenses	318,361	76,831	202,866
Deferred income	(692,762)	296,492	323,644
Deferred tax liability	(153,474)	(1,600)	131,330

NET CASH USED IN OPERATING ACTIVITIES	(990,053)	(867,850)	(1,082,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,304)	(9,913)	(16,198)
Sale of property and equipment	—	23,641	244
Net cash on acquisitions	252,891	—	22,773
Purchase of intangible assets	—	—	(10,000)

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	247,587	13,728	(3,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid	(146,260)	(60,000)	(40,000)
Net proceeds (payments) on line of credit	270,100	121,828	—
Payments on capital lease obligation	(13,022)	—
Proceeds from issuance of notes payable	873,100	773,500	1,156,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	983,918	835,328	1,116,500

NET INCREASE/(DECREASE) IN CASH	241,452	(18,794)	30,612

CASH, BEGINNING OF PERIOD/YEAR	30,869	49,663	19,051

CASH, END OF PERIOD/YEAR	$272,321	$30,869	$49,663

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$36,529	$47,223	$12,531
Taxes paid	$—	$3,629	$8,548

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

1.	ORGANIZATION AND LINE OF BUSINESS

 Organization

CloudCommerce, Inc. (“we”, “us”, “our” or the “Company”) is a Nevada corporation formerly known as Warp 9, Inc., Roaming Messenger, Inc., and Latinocare Management Corporation (“LMC”). On July 9, 2015, we changed the name of the Company from Warp 9, Inc. to CloudCommerce, Inc. to reflect a new plan of strategically acquiring profitable data driven marketing solutions providers with strong management teams. The Company, based in Santa Barbara, California, began operations on October 1, 1999. The Company is a provider of fully hosted web based e-commerce software products and data driven solutions, providing services through its three subsidiaries, Indaba Group, Inc., acquired October 1, 2015, Parscale Digital, Inc., which merged with Parscale Creative, Inc., as a result of an acquisition dated August 1, 2017, and WebTegrity, LLC, which was acquired November 15, 2017. On January 17, 2018, the board of directors of the Company elected to change its year end from June 30 to December 31.

Line of Business

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  As of December 31, 2017, the Company had negative working capital of $1,835,714 and has historically reported net losses, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through December 31, 2017. It is management’s plan to generate additional working capital from increasing sales from the Company’s service offerings, in addition to acquiring profitable service providers.

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

The Consolidated Financial Statements include the Company and its wholly owned subsidiaries, Indaba Group, Inc., a Delaware corporation (“Indaba”), Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”) and WebTegrity, LLC, a Texas limited liability company. All significant inter-company transactions are eliminated in consolidation.

Accounts receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at December 31, 2017 and June 30, 2017 are $6,184 and $10,493 respectively.

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

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of the income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations is in accordance with ASC 605-45, and includes digital advertising revenue. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 605-25, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work in either deferred revenue, as a negative liability balance, or as an asset in costs in excess of billings. The terms of services contracts generally are for periods of less than one year. The deferred revenue and customer deposits as of December 31, 2017 and June 30, 2017 was $620,504 and $632,134, respectively.

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

During the six months ended December 31, 2017 and the years ended June 30, 2017 and 2016, we included $1,472,565, $0 and $0, respectively, in revenue, related to reimbursable costs.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were zero for the six months ended December 31, 2017 and years ended June 30, 2017 and 2016.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $17,407, $5,854 and $57,654 for the six months ended December 31, 2017 and years ended June 30, 2017 and 2016, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2017 and June 30, 2017, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

As of December 31, 2017 and June 30, 2017, the Company had no assets or liabilities that are required to be valued on a recurring basis.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $29,844, $25,371 and $21,721 for the six months ended December 31, 2017, and years ended June 30, 2017 and 2016, respectively.

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

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

Indefinite Lived Intangibles and Goodwill Assets

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2017, and determined there was impairment of indefinite lived intangibles and goodwill from our Indaba acquisition. Accordingly, all intangible assets and goodwill related to the Indaba acquisition has been written off, amounting to $1,239,796. This amount is included in Operating Expenses on the Income Statement.

Business Combinations

The acquisition of subsidiaries is accounted for using the purchase method. The cost of the acquisition is measured at the aggregate of the fair value, at the acquisition date, of assets received, liabilities incurred or assumed, and equity instruments issued by the Company in exchange for control of the acquiree. Any costs directly attributable to the business combination are expensed in the period incurred. The acquiree’s identifiable assets and liabilities are recognized at their fair values at the acquisition date.

Goodwill arising on acquisition is recognized as an asset and initially measured at cost, being the excess of the cost of the business combination over the Company’s interest in the net fair value of the identifiable assets, liabilities and contingent liabilities recognized.

Concentrations of Business and Credit Risk

The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk. The Company typically offers its customers credit terms. The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral. In the event of nonpayment, the Company has the ability to terminate services.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the six months ended December 31, 2017, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2017 based on the grant date fair value estimated. Stock-based compensation expense recognized in the

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

statement of operations for the six months ended December 31, 2017 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the six months ended December 31, 2017, and years ended June 30, 2017 and 2016 were $275,319, $502,000 and $485,993, respectively.

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

For the six months ended December 31, 2017, the Company has excluded 134,800,000 shares of common stock underlying options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 90,000 Series D Preferred shares convertible into 225,000,000 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock and 24,253,220 shares of common stock underlying $97,013 in convertible notes, because their impact on the loss per share is anti-dilutive.

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

Recently Issued Accounting Pronouncements

  Management reviewed accounting pronouncements issued during the six months ended December 31, 2017, and no pronouncements were adopted during the period.

In April 2016, the FASB issued ASU 2016–10 “Revenue from Contract with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

In January 2017, the FASB issued 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

Reclassification

  Certain amounts in the June 30, 2017 balance sheet have been reclassified to conform with the presentation at December 31, 2017.

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

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31, 2017, using the new corporate tax rate of 21 percent. See Note 14.

3.    LIQUIDITY AND OPERATIONS

The Company had net loss of $2,486,114 for the six months ended December 31, 2017, $2,042,504 for the year ended June 30, 2017 and $7,492,111 for the year ended June 30, 2016, and net cash used in operating activities of $990,053, $867,850 and $1,082,707 for the same periods, respectively.

While the Company expects that its capital needs in the foreseeable future may be met by cash-on-hand and projected positive cash-flow, there is no assurance that the Company will be able to generate enough positive cash flow or have sufficient capital to finance its growth and business operations, or that such capital will be available on terms that are favorable to the Company or at all. In the current financial environment, it could become difficult for the Company to obtain working capital and other business financing.  There is no assurance that the Company would be able to obtain additional working capital through the private placement of common stock or from any other source.

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

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

Shields and Mr. Gindi resigned as members of the Board of Directors. As of December 31, 2017, neither Mr. Shields nor Mr. Gindi was an employee of the Company.

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

During the six months ended December 31, 2017, we determined that the goodwill and intangibles related to the Indaba acquisition were impaired. Therefore, all remaining indefinite and finite-lived intangibles, and goodwill were written off. The amount of the write off, included in operating expenses was $1,239,796.

Parscale Creative, Inc.

On August 1, 2017, the Company completed the acquisition of Parscale Creative, Inc., a Nevada corporation (“Parscale Creative”). As of that date, the Company’s wholly owned operating subsidiary, Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), merged with Parscale Creative, and the name of the combined subsidiary was changed to Parscale Digital. The total purchase price of $7,452,748, was paid in the form of the issuance of ninety thousand (90,000) shares of the Company's Series D Convertible Preferred Stock, at a liquidation preference of one hundred dollars ($100) per share, plus $928,745 in dividend payments (“contingent consideration”), based on 5% of adjusted revenue of Parscale Digital. Adjusted revenue is defined as total revenue, minus digital marketing media buys. The contingent consideration was calculated as the projected adjusted revenue over 36 months, multiplied by 5%, then calculating the present value. Based on the growth of the Parscale Digital, the actual amount of contingent consideration paid is estimated to be in the range of $850,000 and $1,300,000, if we achieve 0.5% to 3% monthly adjusted revenue growth. The monthly payments reduce the original amount recorded of $928,745. As of December 31, 2017, the total balance of this liability was $822,486, and for the six months ended December 31, 2017, we paid $106,259. As of the date of closing, Brad Parscale, the 100% owner of Parscale Creative, was appointed to the Company’s Board of Directors.

Under the purchase method of accounting, the transactions were valued for accounting purposes at $7,452,748, which was the fair value of Parscale Creative at the time of acquisition. The assets and liabilities of Parscale Creative were recorded at their respective fair values as of the date of acquisition. The acquisition date estimated fair value of the consideration transferred and purchase price allocation consisted of the following:

Cash	$200,000
Customer deposits and accrued expenses	(535,000)
Net tangible liabilities	$(335,000)
Non-compete agreements	$280,000
Brand name	1,930,000
Customer list	2,090,000
Goodwill	4,720,000
Deferred tax liability	(1,075,000)
Total purchase price	$7,945,000

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

Issuance of series D convertible preferred stock	$7,610,000
Net tangible liabilities	335,000
Total purchase price	$7,945,000

WebTegrity, LLC

On November 15, 2017, the Company completed the acquisition of WebTegrity, LLC, a Texas limited liability company (“WebTegrity”). As of that date, the Company’s operating subsidiary, Parscale Digital, Inc., a Nevada corporation, merged with WebTegrity and the name of the combined subsidiary remains unchanged as Parscale Digital. The total purchase price of $900,000, was paid in the form of the issuance of ten thousand (10,000) shares of the Company's Series E Convertible Preferred Stock, at a liquidation preference of one hundred dollars ($100) per share.

Under the purchase method of accounting, the transactions were valued for accounting purposes at $900,000, which was the fair value of WebTegrity at the time of acquisition. The assets and liabilities of WebTegrity were recorded at their respective fair values as of the date of acquisition. The acquisition date estimated fair value of the consideration transferred and purchase price allocation consisted of the following:

Current assets	$78,000
Fixed assets	30,000
Liabilities	(48,000)
Net assets	60,000
Brand name	130,000
Customer list	280,000
Goodwill	530,000
Deferred tax liability	(100,000)
Total purchase price	$900,000

Issuance of Series D Convertible Preferred Stock	$900,000

The above Parscale Creative and WebTegrity acquisitions are based on a preliminary purchase price allocation, and include identifiable intangible assets, which were based on their estimated fair values as of the acquisition date. The excess of purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The allocation of the purchase price required management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to identifiable intangible assets. These estimated fair values were based on information obtained from management of the acquired companies and historical experience and, with respect to the long-lived tangible and intangible assets, were made with the assistance of an independent valuation firm.

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisitions of Parscale Creative and WebTegrity had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the period presented.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

	Six months ended December 31
	2017	2016
Total revenues	$4,839,102	$4,759,895
Net loss	(2,455,571)	(867,575)
Basic and diluted net earnings per common share	$(0.02)	$(0.01)

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not indicative of what our results would have been had we operated the businesses since the beginning of the annual period presented.

5.       INTANGIBLE ASSETS

Domain Name

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202, which will be used as the main landing page for the Company. The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet. As of December 31, 2017, we have determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

Trademark

On September 22, 2015, the Company purchased the trademark rights of “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000. The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet. The trademark expires in 2020 and may be renewed for an additional 10 years. Therefore, as of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense. For the six months ended December 31, 2017 and years ended June 30, 2017 and 2016, the Company included $345, $690, and $517, respectively, in depreciation and amortization expense related to this trademark.

Non-Compete Agreements

On October 1, 2015, the Company acquired Indaba from three members of the limited liability company. At that time, we retained two of the members, who currently serve as the Chief Executive Officer and Chief Technology Officer of Indaba. Both employees have non-compete agreements in place to protect the Company against the risk of either employee leaving Indaba to compete directly with us. We have calculated the value of those non-compete agreements at $201,014, with a useful life of two years, which coincides with the term of the non-compete agreement. This amount was included in depreciation and amortization expense until September 30, 2017. For the six months ended December 31, 2017, the Company included $25,127 in depreciation and amortization expense related to these non-compete agreements.

On August 1, 2017, the Company signed a merger agreement with Brad Parscale, in which Parscale Creative merged with and into Parscale Digital. The terms of the merger agreement include a non-compete agreement with Brad Parscale, for a period of three years. The Company has placed a value of this non-compete agreement at $280,000, amortized over a period of 36 months. For the six months ended December 31, 2017, we have included $38,889 in amortization expense related to this non-compete agreement. As of December 31, 2017, the balance on this intangible asset was $241,111.

Customer List

On October 1, 2015, the Company acquired Indaba, and have calculated the value of the customer list at $447,171, with a useful life of 3 years. This amount was to be included in depreciation and amortization expense until September 30, 2018. During the six months ended December 31, 2017, we determined that the Customer List intangible asset was impaired. Therefore, we have written off the remaining balance during the period, totaling $111,793. As of December 31, 2017, the balance is zero.

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the customer list at $2,090,000, with a useful life of 3 years. For the six months ended December 31, 2017, we included $387,447 in depreciation and amortization expense related to the customer list, and as of December 31, 2017, the remaining balance of this intangible asset was $1,702,553.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the customer list at $280,000, with a useful life of 3 years. For the six months ended December 31, 2017, we included $15,556 in depreciation and amortization expense related to the customer list, and as of December 31, 2017, the remaining balance of this

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

intangible asset was $264,444.

Brand Name

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the brand name at $1,930,000, which is included in other assets on the balance sheet. As of December 31, 2017, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the brand name at $130,000, which is included in other assets on the balance sheet. As of December 31, 2017, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life.

Goodwill

On August 1, 2017, the Company acquired Indaba, and have calculated the value of the goodwill at $1,128,003, which was included in other assets on the balance sheet at June 30, 2017. During the six months ended December 31, 2017, we determined that the goodwill related to the Indaba acquisition was impaired. Therefore, all remaining goodwill was written off. The amount of the write off, included in operating expenses was $1,128,003.

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the goodwill at $4,720,000, which is included in other assets on the balance sheet. The Company will assess this intangible asset for impairment, if an event occurs that may effect the fair value, or at least annually.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the goodwill at $530,000, which is included in other assets on the balance sheet. The Company will assess this intangible asset for impairment, if an event occurs that may effect the fair value, or at least annually.

 The Company’s intangible assets consist of the following:

	December 31, 2017			June 30, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	2,370,000	(403,003)	1,966,997	447,171	(260,850)	186,321
Non-compete agreement	280,000	(38,889)	241,111	201,014	(175,888)	25,126
Domain name and trademark	30,201	(1,552)	28,649	30,201	(1,205)	28,996
Brand name	2,060,000	—	2,060,000	—	—	—
Goodwill	5,250,000	—	5,250,000	1,128,003	—	1,128,003
Total	9,990,201	(443,444)	9,546,757	1,806,389	(437,943)	1,368,446

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

Total amortization expense charged to operations for the six months ended December 31, 2017, and years ended June 30, 2017 and 2016 was $532,893, $275,380 and $162,046, respectively. The following table of remaining amortization of finite life intangible assets, for the years ended December 31, includes the intangible assets acquired, in addition to the CloudCommerce trademark:

2018	$884,023
2019	884,023
2020	462,331
2021	690
2022 and thereafter	5,690
Total	$2,236,757

6. CREDIT FACILITIES

Lines of Credit

The Company has assumed an outstanding liability related to a bank line of credit agreement from the acquisition of Indaba. As of December 31, 2017 and June 30, 2017, the balances were zero.

Secured Borrowing

On November 30, 2016, Indaba entered into a 12 month agreement with a third party to sell the rights to amounts due from our customers, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement auto renewed for another twelve months. The proceeds from the facility are determined by the amounts we invoice our customers. The Company evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “line of credit” on the Balance Sheet. The principal borrowed through this facility is secured by the accounts receivable balances, in addition to the other assets of the Company. During the term of this facility, the third party lender has a first priority security interest in the Company, and therefore, we will require such third party lender’s written consent to obligate the Company further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the Company to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the six months ended December 31, 2017 and year ended June 30, 2017, the Company included $26,092 and $33,733, respectively, in interest expense, related to the secured borrowing facility, and as of December 31, 2017 and June 30, 2017, the outstanding balances were $296,631 and $205,368, respectively.

On October 19, 2017, Parscale Digital entered into a 12 month agreement with a third party to sell the rights to amounts due from our customers, in exchange for a borrowing facility in amounts up to a total of $500,000. The proceeds from the facility are determined by the amounts we invoice our customers. The Company evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “line of credit” on the Balance Sheet. The principal borrowed through this facility is secured by the accounts receivable balances, in addition to the other assets of the Company. During the term of this facility, the third party lender has a first priority security interest in the Company, and will, therefore, we will require such third party lender’s written consent to obligate the Company further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the Company to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the six months ended December 31, 2017, the Company included $10,437 in interest expense, related

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

to the secured borrowing facility, and as of December 31, 2017, the outstanding balance was $178,837.

7.    CONVERTIBLE NOTES PAYABLE

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

On March 25, 2013, the Company issued a convertible promissory note (the “March 2013 Note”) in the amount of up to $100,000, at which time an initial advance of $50,000 was received to cover operational expenses. The lender advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004 per share. The March 2013 Note bears interest at a rate of 10% per year and matures on March 25, 2018. The Company is working with the lender to extend the maturity date. On May 23, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the $100,000 outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. The balance of the March 2013 Note, as of December 31, 2017 was $97,013, which includes $31,013 of accrued interest.

8.    NOTES PAYABLE

On July 31, 2017, the Company signed an exchange agreement with the holder of our notes, which exchanged ten convertible notes, totaling $1,485,914, for 14,425 shares of Series C Preferred stock. Each share of Series C Preferred stock has a face value of $100 and is convertible into common stock at a price of $0.01 per share. At the time of the exchange, all accrued interest was forgiven. The following notes were converted:

(a) On January 12, 2016, the Company borrowed $100,000 from Bountiful Capital, LLC to cover operating costs. The loan was offered interest free on a short term basis, and was due February 12, 2016. On July 31, 2017, the principal balance of $100,000 was exchanged for Series C Preferred stock, leaving a balance of zero as of December 31, 2017. The other notes exchanged with Bountiful Capital, LLC, are noted below.

(b) On April 18, 2016, the Company issued a promissory note (the “April 2016 Note”) in the amount of up to $500,000, at which time an initial advance of $35,500 was received to cover operational expenses. The lender advanced an additional $41,000 on May 2, 2016, $35,000 on May 17, 2016, $160,000 on May 19, 2016, $34,000 on June 1, 2016, $21,000 on June 21, 2016, $33,500 on June 30, 2016, $10,000 on July 15, 2016, $33,000 on July 29, 2016, $35,500 on August 16, 2016, $28,000 on August 31, 2016, $33,500 on September 14, 2016, for a total draw of $500,000. The April 2016 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche. On July 31, 2017, the principal balance of $500,000 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of December 31, 2017.

(c) On October 3, 2016, the Company issued a promissory note (the “October 2016 Note”) in the amount of up to $500,000, at which time an initial advance of $36,000 was received to cover operational expenses. The lender advanced an additional $48,000 on October 17, 2016, $34,000 on October 31, 2016, $27,000 on November 15, 2016, $34,000 on November 30, 2016, $28,500 on December 16, 2016, $21,000 on January 3, 2017, $50,000 on January 17, 2017, $29,000 on January 31, 2017, $15,000 on February 2, 2017, $30,000 on February 16, 2017, $29,000 on March 1, 2017, $28,000 on March 16, 2017, $46,500 on April 3, 2017, $23,500 on April 17, 2017, and $20,500 on May 2, 2017, for a total draw of $500,000. The October 2016 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche. On July 31, 2017, the principal balance of $500,000 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of December 31, 2017.

(d) On May 16, 2017, the Company issued a promissory note (the “May 16, 2017 Note”) in the amount of $38,000, at which time the entire balance of $38,000 was received to cover operational expenses. The May 16, 2017 Note bears

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. On July 31, 2017, the principal balance of $38,000 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of December 31, 2017.

(e) On May 30, 2017, the Company issued a promissory note (the “May 30, 2017 Note”) in the amount of $46,000, at which time the entire balance of $46,000 was received to cover operational expenses. The May 30, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. On July 31, 2017, the principal balance of $46,000 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of December 31, 2017.

(f) On June 14, 2017, the Company issued a promissory note (the “June 14, 2017 Note”) in the amount of $26,000, at which time the entire balance of $26,000 was received to cover operational expenses. The June 14, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. On July 31, 2017, the principal balance of $26,000 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of December 31, 2017.

(g) On June 29, 2017, the Company issued a promissory note (the “June 29, 2017 Note”) in the amount of $23,500, at which time the entire balance of $23,500 was received to cover operational expenses. The June 29, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. On July 31, 2017, the principal balance of $23,500 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of December 31, 2017.

(h) On July 10, 2017, the Company issued a promissory note (the “July 10, 2017 Note”) in the amount of $105,000, at which time the entire balance of $105,000 was received to cover operational expenses. The July 10, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. On July 31, 2017, the principal balance of $105,000 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of December 31, 2017.

(i) On July 14, 2017, the Company issued a promissory note (the “July 14, 2017 Note”) in the amount of $50,500, at which time the entire balance of $50,500 was received to cover operational expenses. The July 14, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. On July 31, 2017, the principal balance of $50,500 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of December 31, 2017.

(j) On July 30, 2017, the Company issued a promissory note (the “July 30, 2017 Note”) in the amount of $53,500, at which time the entire balance of $53,500 was received to cover operational expenses. The July 30, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. On July 31, 2017, the principal balance of $53,500 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of December 31, 2017.

Subsequent to July 31, 2017, the Company entered into the following new notes payable:

On August 3, 2017, the Company issued a promissory note (the “August 3, 2017 Note”) in the amount of $25,000, at which time the entire balance of $25,000 was received to cover operational expenses. The August 3, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 3, 2017 Note, as of December 31, 2017 is $25,514, which includes $514 of accrued interest.

On August 15, 2017, the Company issued a promissory note (the “August 15, 2017 Note”) in the amount of $34,000, at which time the entire balance of $34,000 was received to cover operational expenses. The August 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 15, 2017 Note, as of December 31, 2017 is $34,638, which includes $638 of accrued interest.

On August 28, 2017, the Company issued a promissory note (the “August 28, 2017 Note”) in the amount of $92,000, at which time the entire balance of $92,000 was received to cover operational expenses. The August 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 28, 2017 Note, as of December 31, 2017 is $93,575, which includes $1,575 of accrued interest.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

On September 28, 2017, the Company issued a promissory note (the “September 28, 2017 Note”) in the amount of $63,600, at which time the entire balance of $63,600 was received to cover operational expenses. The September 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the September 28, 2017 Note, as of December 31, 2017 is $64,419, which includes $819 of accrued interest.

On October 11, 2017, the Company issued a promissory note (the “October 11, 2017 Note”) in the amount of $103,500, at which time the entire balance of $103,500 was received to cover operational expenses. The October 11, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 11, 2017 Note, as of December 31, 2017 is $104,648, which includes $1,148 of accrued interest.

On October 27, 2017, the Company issued a promissory note (the “October 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The October 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 27, 2017 Note, as of December 31, 2017 is $106,944, which includes $944 of accrued interest.

On November 15, 2017, the Company issued a promissory note (the “November 15, 2017 Note”) in the amount of $62,000, at which time the entire balance of $62,000 was received to cover operational expenses. The November 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 15, 2017 Note, as of December 31, 2017 is $62,391, which includes $391 of accrued interest.

On November 27, 2017, the Company issued a promissory note (the “November 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The November 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 27, 2017 Note, as of December 31, 2017 is $106,494, which includes $494 of accrued interest.

On November 30, 2017, the Company issued a promissory note (the “November 30, 2017 Note”) in the amount of $30,000, at which time the entire balance of $30,000 was received to cover operational expenses. The November 30, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 30, 2017 Note, as of December 31, 2017 is $30,127, which includes $127 of accrued interest.

On December 19, 2017, the Company issued a promissory note (the “December 19, 2017 Note”) in the amount of $42,000, at which time the entire balance of $42,000 was received to cover operational expenses. The December 19, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the December 19, 2017 Note, as of December 31, 2017 is $42,069, which includes $69 of accrued interest.

As of December 31, 2017 and June 30, 2017, the notes payable due to related parties totaled $670,819 and $1,271,673, respectively.

9.       CAPITAL STOCK

At June 30, 2017 the Company’s authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock shall be entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefor, at the rate of $8 per share per annum, payable in preference and priority to any payment of any

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

dividend on the common stock. As of December 31, 2017, the Company has 10,000 shares of Series A Preferred Stock outstanding.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock shall have a stated value of $100. The Series B Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.004 per share. Series B Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of December 31, 2017, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock shall have a stated value of $100. The Series C Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.01 per share. Series C Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of December 31, 2017, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock shall have a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue shall mean the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. Series D Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of December 31, 2017, the Company has 90,000 shares of Series D Preferred Stock outstanding.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock shall have a stated value of $100. The Series E Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.05 per share. Series E Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of December 31, 2017, the Company has 10,000 shares of Series E Preferred Stock outstanding.

10.       STOCK OPTIONS AND WARRANTS

Stock Options

On July 10, 2003, the Company adopted the Warp 9, Inc. Stock Option Plan for directors, executive officers, and employees of and key consultants to the Company. Pursuant to the now terminated plan, the Company could issue 5,000,000 shares of common stock. The plan was administered by the Company’s Board of Directors, and options granted under the plan could be either incentive options or nonqualified options. Each option was exercisable in full or in installment and at such time as designated by the Board. Notwithstanding any other provision of the plan or of any option agreement, each option expired on the date specified in the option agreement, which date was to be no later than the tenth anniversary of the date on which the option was granted (fifth anniversary in the case of an incentive option granted to a greater-than-10% stockholder). The purchase price per share of the common stock under each incentive option was to be no less than the fair market value of the common stock on the date the option was granted (110% of the fair market value in the case of a greater-than-10% stockholder). The purchase price per share of the common stock under

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

each nonqualified option was to be specified by the Board at the time the option is granted, and could be less than, equal to or greater than the fair market value of the shares of common stock on the date such nonqualified option was granted, but was to be no less than the par value of shares of common stock. The plan provided specific language as to the termination of options granted thereunder.

On August 1, 2017, we granted non-qualified stock options to purchase up to 10,000,000 shares of our common stock to Jill Giles, at a price of $0.01 per share. The stock options vest equally over a period of 36 months and expire August 1, 2022.

On September 18, 2017, we granted non-qualified stock options to purchase up to 1,800,000 shares of our common stock to three key employees, at a price of $0.05 per share. The stock options vest equally over a period of 36 months, beginning September 18, 2018.

The Company used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock. The fair value of options granted during the six months ended December 31, 2017 and year ended June 30, 2016, was determined using the Black Scholes method with the following assumptions:

	Six Months Ended	Year Ended
	December 31, 2017	June 30, 2016
Risk free interest rate	5.00%	6.00%
Stock volatility factor	376	145
Weighted average expected option life	5 years	7 years
Expected dividend yield	none	none

A summary of the Company’s stock option activity and related information follows:

	Six Months ended December 31, 2017		Year ended June 30, 2017
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of year	123,000,000	$0.013	123,000,000	$0.013
Granted	11,800,000	$0.016	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding - end of period/year	134,800,000	$0.013	123,000,000	$0.013
Exercisable at the end of period/year	114,138,995	$0.013	94,095,890	$0.012
Weighted average fair value of
options granted during the year		$—		$190,000

As of December 31, 2017 and June 30, 2017, the intrinsic value of the stock options was approximately $3,632,450 and $61,750, respectively. Stock option expense for the six months ended December 31, 2017 was $275,319, and $502,000 and $485,993 for the years ended June 30, 2017 and 2016, respectively.

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

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

The weighted average remaining contractual life of options outstanding, as of December 31, 2017 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.050	1,800,000	4.72
$0.015	35,000,000	4.65
$0.013	60,000,000	4.10
$0.013	15,000,000	4.22
$0.010	10,000,000	4.59
$0.005	12,500,000	1.62
$0.004	500,000	3.78
	134,800,000

Warrants

During the six months ended December 31, 2017, and the years ended June 30, 2017 and 2016, the Company issued no warrants for services. A summary of the Company’s warrant activity and related information follows:

	Year End
	June 30, 2016
		Weighted
		average
		exercise
	Options	price
Outstanding -beginning of year	28,019,163	$0.003
Granted	—	$—
Exercised	(28,019,163)	$0.003
Forfeited	—	$—
Outstanding - end of year	—	$—

On June 22, 2016, all warrant holders exercised their outstanding warrants, on a cashless basis, resulting in 24,109,404 shares of restricted common stock being issued. As of December 31, 2017, June 30 2017 and June 30, 2016, there are no issued or outstanding warrants.

11. RELATED PARTIES

Bountiful Capital, LLC, loaned the Company $100,000 on January 12, 2016, $500,000 through multiple fundings on the April 2016 Note, $500,000 through multiple fundings on the October 2016 Note, $38,000 on May 16, 2017, $46,000 on May 30, 2017, $26,000 on June 14, 2017, $23,500 on June 29, 2017, $105,000 on July 10, 2017, $50,500 on July 14, 2017, $53,500 on July 30, 2017, $25,000 on August 3, 2017, $34,000 on August 16, 2017, $92,000 on August 28, 2017, $63,600 on September 28, 2017, $103,500 on October 11, 2017, $106,000 on October 27, 2017, $62,000 on November 15, 2017, $106,000 on November 27, 2017, $30,000 on November 30, 2017, and $42,000 on December 19, 2017, as unsecured promissory notes. The terms of the notes include interest of 5% and are due and payable upon demand, but in no case later than 36 months after the effective date. On July 31, 2017, notes payable amounting to $1,442,500 and accrued interest of $43,414 were converted into 14,425 shares of Series C preferred stock. At December 31, 2017, notes payable and accrued interest amount to $670,819. The Company’s chief financial officer, Greg Boden, also serves as the president of Bountiful Capital, LLC.

Brad Parscale has served on the board of directors of the Company since the acquisition of Parscale

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

Creative on August 1, 2017. Mr. Parscale is also the owner of Parscale Strategy, LLC (“Parscale Strategy”), the largest customer of Parscale Digital. During the six months ended December 31, 2017, the Company earned $1,771,529 in revenue from providing services to Parscale Strategy, and as of December 31, 2017, Parscale Strategy had an outstanding accounts receivable of $390,410.

On August 1, 2017, Parscale Digital signed a lease with Giles-Parscale, Inc., a related party, to provide a workplace for the employees of Parscale Digital. Giles-Parscale, Inc., is wholly owned by Jill Giles, an employee of the Company. Details on this lease are included in Note 12.

On August 1, 2017, Parscale Digital signed a lease with Parscale Strategy for computer equipment and office furniture. Parscale Strategy is wholly owned by Brad Parscale, who serves on the CloudCommerce board of directors. Details of this lease are included in Note 12.

12.       CONCENTRATIONS

For the six months ended December 31, 2017, the Company had four major customers who represented approximately 49% of total revenue. For the year ended June 30, 2017, the Company had three major customers who represented 58% of total revenue. For the year ended June 30, 2016, the Company had three major customers who represented 44% of total revenue. At December 31, 2017 and June 30, 2017, accounts receivable from four and two customers, represented approximately 56% and 52% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

13.       COMMITMENTS AND CONTINGENCIES

Operating Leases

As a result of the WebTegrity acquisition, we assumed a lease for office space used by the WebTegrity employees, at 14603 Huebner Road, Suite 3402, San Antonio, TX 78230. The lease was executed on March 20, 2017 for a period of 36 months, commencing March 20, 2017, at a rate of $2,750 per month. As of March 1, 2018, the WebTegrity employees have moved into the 321 Sixth Street location, and are no longer using the Huebner Road office space. The landlord has agreed to release us from the lease, as soon as another tenant executes a lease for the same space. Until we are released from the lease obligation, we continue to pay rent and other utilities on this office space.

On August 1, 2017, Parscale Digital signed a lease agreement with Giles-Parscale, Inc., a related party, which commenced on August 1, 2017, for approximately 8,290 square feet, at 321 Sixth Street, San Antonio, TX 78215, for $9,800 per month, plus a pro rata share of the common building expenses. The lease expires on July 31, 2022.

On April 15, 2016, the CloudCommerce signed a lease for approximately 1,800 square feet of office space at 1933 Cliff Dr., Suite 1, Santa Barbara, California 93109 for approximately $3,000 per month, on a month-to-month basis which lease commenced on March 1, 2016 and concluded February 15, 2018. On October 24, 2017, we executed a lease agreement for the same space, commencing March 1, 2018 for a period of 36 months, at a rate of $2,795 per month, plus a shared portion of common area maintenance, which currently amounts to approximately $894 per month.

On December 10, 2012, Indaba signed a lease, which commenced January 16, 2013 for approximately 3,300 square feet at 2854 Larimer Street, Denver, CO 80205, for approximately $3,500 per month. The original lease term expired February 28, 2016, but was extended until February 28, 2017, at a rate of $5,800 per month. This lease was further extended until February 28, 2018, at a rate of $5,850 per month. We did not renew this lease and moved out of the space by February 28, 2018. On February 12, 2018, we executed a lease agreement for office space at 1415 Park Avenue West, Denver, CO 80205, on a month-to-month basis, at a cost of $800 per month.

The following is a schedule, by years, of future minimum lease payments required under the operating leases.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

Years Ending December 31,	Amount
2018	$183,801
2019	194,868
2020	170,118
2021	128,667
2022	68,600

Total operating lease expense for the six months ended December 31, 2017, and the years ended June 30, 2017 and 2016 was $101,664, $105,391 and $103,423, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location, to make monthly payments on past due rent totaling $227,052. Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250. Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802. As of December 31, 2017, the Company recorded the outstanding balance under this settlement agreement as a long-term accrued expense, with the current portion of the debt recorded in accrued expenses. As of December 31, 2017 and June 30, 2017, the Company owed $25,200 and $27,300 on the outstanding reduced payment terms, respectively.

Capital Lease

On August 1, 2017, Parscale Digital signed a lease agreement with Parscale Strategy, a related party, for the use of office equipment and furniture. The lease includes a term of thirty-six (36) months, at a monthly payment of $3,000, and an option to purchase all items at the end of the lease for one dollar. We have evaluated this lease in accordance with ASC 840-30 and determined that it meets the definition of a capital lease.

The following is a schedule of the net book value of the capital lease.

Assets	December 31, 2017	June 30, 2017
Leased equipment under capital lease,	$100,097	$—
Less accumulated amortization	(13,631)	—
Net	$86,466	$—

Liabilities	December 31, 2017	June 30, 2017
Current: Obligations under capital lease	$32,382	$—
Noncurrent: Obligations under capital lease	54,693	$—
	$87,075

The following is a schedule, by years, of future minimum lease payments required under the capital lease.

Years ended December 31,	Lease Payments	Imputed Interest	Present Value of Payments
2018	$36,000	$(3,618)	$32,382
2019	36,000	(1,962)	34,038
2020	21,000	(345)	20,655
2021	—	—	—
2022	—	—	—
	$93,000	$(5,925)	$87,075

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

The Company is required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

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

On February 1, 2018, we established a new entity called Data Propria, Inc., a Nevada corporation (“Data Propria”), to provide data analytics and behavior marketing services.

On February 1, 2018, we completed the acquisition of Parscale Media, LLC, a Texas limited liability company (“Parscale Media”). Parscale Media provides hosting services to many of the clients of Parscale Digital. The terms of the transaction include a $1,000,000 note, payable in equal installments over twelve months. The payments of $85,150 include four percent (4%) interest, and are due at the end of each month. As of the date of this 10-K filing, we completed the February and March payments.

The Company received the following advances on unsecured promissory notes:

-	January 3, 2018, received $49,000;
-	January 30, 2018, received $72,000; and
-	February 2, 2018, received $85,000.

15.       INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at December 31, 2017 and June 30, 2017, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2017 and June 30, 2017, the Company did not recognize interest and penalties.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”).  The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $545,900, with a corresponding net adjustment to the valuation allowance of $545,900 as of December 31, 2017.

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

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

Net deferred tax assets and liabilities consist of the following components as of December 31, 2017 and June 30, 2017:

	December 31, 2017	June 30, 2017
Deferred tax assets:
NOL carryforward	$3,862,900	$5,680,400
R&D carryforward	99,600	113,100
Accrued vacation payable	54,000	45,900
Allowance for doubtful accounts	2,100	4,100
Depreciation	—	3,000
Deferred tax liabilities:
Intangible assets	(1,021,566)	—
Depreciation	(14,300)	—
Valuation allowance	(4,004,300)	(5,846,500)
Net deferred tax asset (liability)	$(1,021,566)	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the period ended December 31, 2017 and for the years ended June 30, 2017 and 2016 due to the following:

	December 31, 2017	June 30, 2017	June 30, 2016
Book income	$(1,024,400)	$(827,800)	$(2,858,700)
Nondeductible expenses	110,400	200,200	602,100
Accrued vacation payable	15,500	22,300	22,300
Allowance for bad debt	(1,700)	(13,700)	15,900
Depreciation	2,400	2,100	(16,500)

Valuation allowance	897,800	616,900	2,234,900
Income tax expense	$—	$—	$—

At December 31, 2017, the Company had net operating loss carryforwards of approximately $11,255,000, that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2017 and June 30, 2017 and 2016 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The change in valuation allowance for the six months ended December 31, 2017 was a decrease of $1,842,200.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

16. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended December 31, 2017, we had the following non-cash financing activities:

•      Entered into a capital lease obligation for the use of office equipment. The value of the lease is $100,097.

•      Decreased Notes Payable by $1,485,914 and issued 14,425 shares of Series C Convertible Preferred stock, as a result of the exchange of debt.

•      Issuance of Series D Convertible Preferred stock valued at $7,610,000 for the purchase of Parscale Creative, Inc.

•      Issuance of Series E Convertible Preferred stock valued at $900,000 for the purchase of WebTegrity, LLC.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended December 31, 2017 and Years Ended June 30, 2017 and 2016

During the year ended June 30, 2017, we had no non-cash financing activities.

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

•      Issuance of Series A Convertible Preferred stock valued at $2,000,000 for the purchase of Indaba Group, LLC.

17. COMPARABLE YEAR INFORMATION (UNAUDITED)

The Company’s condensed statement of operations was as follows for the six months ended December 31, 2016:

December 31, 2016

REVENUE	$1,721,164
REVENUE - related party	—
TOTAL REVENUE	1,721,164

OPERATING EXPENSES
Salaries and outside services	1,617,220
Selling, general and administrative expenses	442,533
Stock based compensation	253,063
Loss on impairment of goodwill and intangible assets	—
Depreciation and amortization	120,671

TOTAL OPERATING EXPENSES	2,433,487

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(712,323)

OTHER INCOME (EXPENSE)
Other income	2,952
Gain (loss) on sale of fixed assets	23,252
Interest expense	(34,554)

TOTAL OTHER INCOME (EXPENSE)	(8,350)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(720,673)

PROVISION (BENEFIT) FOR INCOME TAXES	—

NET LOSS	$(720,673)

Basic and diluted loss per share	$(0.01)
Basic and diluted weighted average common shares outstanding	129,899,595

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Based on that evaluation, our management concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective due to the following material weaknesses:

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are primarily due to the continued integration of the 2015 acquisition of Indaba and 2017 acquisitions of Parscale Creative and WebTegrity. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  We do expect to retain additional personnel to remediate these control deficiencies in the future.

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2017 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists the executive officers and directors of the Company:

Name	Age	Position
Andrew Van Noy	35	Chief Executive Officer, President and Chairman
Gregory Boden	47	Chief Financial Officer, Corporate Secretary, and Director
Zachary Bartlett	36	Vice President of Corporate Development and Director
Bradley Parscale	42	Director

Andrew Van Noy, age 35, has been a director of the Company since November 17, 2012. Mr. Van Noy has been the President of the Company since April 24, 2012 and the Chief Executive Officer of the Company since August 13, 2012. He was Executive Vice President of the Company from November 17, 2012 to April 24, 2012 and Vice President of Sales and Marketing of the Company from May 1, 2011 to November 17, 2012. Mr. Van Noy came to the Company with experience in digital marketing, private equity and investment banking. From January 2009 to April 2011, Mr. Van Noy served as the Vice President of Sales and Marketing for PageTransformer, a company which provided web and software development for iPad, iPhone, and Android devices. He served as Director of Velocity of Money, a boutique real estate private equity firm, and through a staffing firm, worked at Morgan Stanley’s global banking headquarters in Salt Lake City, Utah.

The Board of Directors believes that Mr. Van Noy is qualified to serve as a director because of his experience in executive roles and his experience with re-branding and re- structuring of the Company, including presiding over the acquisition of a number of companies.

Gregory Boden, age 47, has been a director of the Company since November 17, 2011 and the Corporate Secretary of the Company since February 11, 2013. On April 24, 2012 Mr. Boden was appointed Chief Financial Officer of the Company. From June 1, 2011 to March 1, 2012, Mr. Boden served as an independent contractor assisting the Company in accounting and financial reporting matters. In addition to his position as Chief Financial Officer, Mr. Boden has served since January 1, 2011 as the President of Bountiful Capital, LLC, a Santa Barbara based private equity company. Prior to joining the Company, from September 2006 to October 2009, Mr. Boden worked in public accounting in the audit practice of KPMG, LLP, after which, from October 2009 to December 2010, he and managed the franchise accounting and cash application departments of Select Staffing, a nationwide staffing company. Mr. Boden received his Master of Accountancy degree from the University of Denver.

The Board of Directors believes that Mr. Boden is qualified to serve as a director because of his management and industry experience, in addition to his understanding of accounting and financial reporting.

Zachary Bartlett, age 36, has been a director of the Company since July 2012. In January 2018, Mr. Bartlett was appointed Vice President of Corporate Development. In July 2012 Mr. Bartlett was appointed Vice President of Operations of the Company. In October 2015 Mr. Bartlett was appointed Vice President of Communications of the Company. From July 2011 to July 2012, Mr. Bartlett served as an independent contractor assisting the Company in project management matters. Prior to joining the Company, Mr. Bartlett was the Creative Director of Crowbar Studios, Inc., a graphic design and web development firm founded by Mr. Bartlett in 2008. From 2004 to 2008, he held the position of Art and Brand consultant at Demon International, a snowboard accessories company. In 2009, Mr. Bartlett was one of the founders of Page Transformer, Inc., a company that provided web and software development for iPad, iPhone, and Android devices. Mr. Bartlett received his Bachelor of Fine Arts degree in graphic design from Brigham Young University in 2004.

The Board of Directors believes that Mr. Bartlett is qualified to serve as a director because of his industry experience and his understanding of industry trends.

Bradley Parscale, age 42, has served as a director of the Company since August 1, 2017. He has served as President of Giles-Parscale, Inc., a privately held digital agency delivering holistic branding, design, and web development solutions based in San Antonio, Texas, for the past five years. Prior to serving as President of Giles-Parscale, Inc., Mr. Parscale was owner of Parscale Media, LLC, a web development and hosting firm. In 1999, Mr.

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

Compliance with Section 16(A) of Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission. Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file. Based solely on its review of the copies of such Section 16 Reports received by the Company, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to the Company’s Reporting Persons during and with respect to the period ended December 31, 2017 have been complied with on a timely basis.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future. As more fully described below, our Board of Directors makes all decisions on the total direct compensation of our executive officers, including the Named Executive Officers. We do not have a compensation committee, so all decisions with respect to management compensation are made by the Company’s board.

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
53

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

The Elements of CloudCommerce’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The Board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2017, all executive officer base salary decisions were approved by the Board of Directors.

Our Board of Directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, or during the year if needed, and the Board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions.

Incentive Compensation Awards

During the period ended December 31, 2017 and the fiscal years ended June 30, 2017 and 2016, the Company did not have an incentive compensation plan.

Equity Incentive Awards

Our 2003 Stock Option Plan for directors, officers, employees and key consultants (the “2003 Plan”) which authorized the issuance of up to 5,000,000 shares of our common stock pursuant to the 2003 Plan terminated upon the expiration of the remaining options granted under the 2003 Plan on May 24, 2014. In the future, we plan to establish a new management stock option plan pursuant to which stock options may be authorized and granted to our executive officers, directors, employees and key consultants. We expect to authorize up to 10% of our issued and outstanding common stock for future issuance under such plan. We believe that stock option awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The Board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options, if any, currently held by the officer and their vesting schedule. Our policy prohibits backdating options or granting them retroactively. As of June 30, 2014, no stock options granted under the 2013 Plan remain outstanding and the 2003 Plan has been terminated. As of December 31, 2017, 134,800,000 stock options granted outside of the 2003 Plan are outstanding.

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

Executive Officer Compensation

The following summary compensation table sets forth certain information concerning compensation paid to the Company’s Chief Executive Officer and its most highly paid executive officers whose total annual salary and bonus for services rendered in all capacities for the twelve months ended December 31, 2017 was $100,000 or more.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Option Awards	All Other Compensation	Total

Andrew Van Noy Chief Executive Officer, President, and Director	2017 2016	$195,000 $195,000	-0- -0-	-0- -0-	$195,000 $195,000
Gregory Boden Chief Financial Officer, Corporate Secretary, and Director	2017 2016	$80,400 $80,400	-0- -0-	-0- -0-	$80,400 $80,400
Zachary Bartlett Vice President of Corporate Development and Director	2017 2016	$138,000 $138,000	-0- -0-	-0- -0-	$138,000 $138,000

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by the Company’s executive officers at December 31, 2017.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Gregory Boden (1) Chief Financial Officer and Corporate Secretary	500,000 2,500,000 9,698,630 3,922,374	- 0 - - 0 - 301,370 1,077,636	$0.0040 $0.0053 $0.0131 $0.0150	October 12, 2021 August 13, 2019 February 3, 2022 August 25, 2022
Andrew Van Noy (2) Chief Executive Officer and President	5,000,000 29,095,890 13,931,507 15,689,498	- 0 - 904,110 1,068,493 4,310,502	$0.0053 $0.0131 $0.0130 $0.0150	August 13, 2019 February 3, 2022 March 20, 2022 August 25, 2022
Zachary Bartlett (3) Vice President of Corporate Development	5,000,000 19,397,260 7,844,749	- 0 - 602,740 2,155,251	$0.0053 $0.0131 $0.0150	August 13, 2019 February 3, 2022 August 25, 2022

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
55

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

Option Exercises and Stock Vested

None of the Company’s executive officers exercised any stock options or acquired stock through vesting of an equity award during the period ended December 31, 2017.

Director Compensation

The Company’s directors did not receive any compensation for their services rendered to the Company as directors during the period ended December 31, 2017 or the fiscal years ended June 30, 2017.

Employment Agreements

The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with its executive officers in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of CloudCommerce at April 2, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of April 2, 2018 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 130,252,778 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o CloudCommerce, Inc., 1933 Cliff Drive, Suite 1, Santa Barbara, California 93109. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership

Gregory Boden Director, Chief Financial Officer, and Corporate Secretary (2)	17,673,087	10.6%
Andrew VanNoy Chairman, Chief Executive Officer, and President (3)	77,088,669	27.1%
Zachary Bartlett Director and Vice President of Corporate Development (4)	66,775,312	25.3%
Bradley Parscale Director (5)	—	—
All current Executive Officers as a Group (4 persons)	161,537,068	63.1%

Thunder Innovations, LLC 297 Kingsbury Grade, #100, Box 4470 Stateline, NV 89449	14,893,905	11.4%
Ryan Shields (6)	29,333,333	18.4%
Blake Gindi (7)	26,666,667	17.0%
Jack Gindi (8)	10,666,667	7.6%

(1)	Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.
(2)	Includes 17,621,005 shares which may be purchased by Mr. Boden pursuant to stock options that are exercisable within 60 days of April 2, 2018. Does not include shares of common stock issuable upon conversion of outstanding convertible promissory notes and Series C Preferred stock held Bountiful Capital LLC, of which Mr. Boden serves as President. Such securities are subject to a 4.99% ownership blocker.
(3)	Includes 68,484,018 shares which may be purchased by Mr. Van Noy pursuant to stock options that are exercisable within 60 days of April 2, 2018.
(4)	Includes 34,222,009 shares which may be purchased by Mr. Bartlett pursuant to stock options that are exercisable within 60 days of April 2, 2018.
(5)	Does not include shares underlying 90,000 shares of Series D Preferred Stock. Each share of Series D Preferred Stock may be converted at any time upon ninety (90) days’ written notice, into 225,000,000 shares of the Company’s common stock.

(6) Represents shares underlying 2,933.33 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 29,333,333 shares of the Company’s common stock.

(7) Represents shares underlying 2,666.66 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 26,666,667 shares of the Company’s common stock.

(8) Represents shares underlying 1,066.67 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,666,667 shares of the Company’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Chief Financial Officer of the Company, Gregory Boden, is also the President of Bountiful Capital, LLC (“Bountiful Capital”). Bountiful Capital issued promissory notes to the Company on January 12, 2016, April 18, 2016, October 3, 2016, May 16, 2017, May 30, 2017, June 14, 2017 and June 29, 2017, July 10, 2017, July 14, 2017, and July 30, 2017, which have been exchanged for Series C Preferred Stock, as of July 31, 2017. Bountiful Capital issued promissory notes to the Company on August 3, 2017, August 15, 2017, August 28, 2017, September 28, 2017, October 11, 2017, October 27, 2017, November 15, 2017, November 27, 2017, November 30, 2017 and December 19, 2017. As of December 31, 2017, the total balance on these notes was $670,819, which includes $6,719 of accrued interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Liggett and Webb, PA (“Liggett”) has served as the Company’s independent registered public accounting firm since December 2015. Liggett currently serves as our auditing firm, as well as a provider of tax services.

Audit Fees

An aggregate of $52,980 was billed by our auditors for the following professional services: Audit of the transitional financial statement of the Company for the period ended December 31, 2017 and review of the interim financial statements included in quarterly reports on Form 10-Q for the period ended September 30, 2017.

An aggregate of $45,293 was billed by our auditors for the following professional services: 1) audit of the annual financial statement of the Company for the fiscal year ended June 30, 2017, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2016, December 31, 2016, and March 31, 2017.

Audit Related Fees

None.

Tax Fees

Our auditors billed the Company $2,500 for tax preparation services during the period ended December 31, 2017.

Our auditors billed the Company $1,172 for tax preparation services during the fiscal year ended June 30, 2017.

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
59

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
60

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
61

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

62

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2018	CLOUDCOMMERCE, INC.

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

By: /s/ Andrew Van Noy	Dated: April 13, 2018

Andrew Van Noy,

Chief Executive Officer, President and Chairman

(Principal Executive Officer)

By: /s/ Gregory Boden	Dated: April 13, 2018

Gregory Boden, Chief Financial Officer and Director

(Principal Financial/Accounting Officer)

By: /s/ Zachary Bartlett	Dated: April 13, 2018

Zachary Bartlett, Director

By: /s/ Bradley Parscale	Dated: April 13, 2018

Bradley Parscale, Director

63