Form 10-Q
period 2018-03-31
CLOUDCOMMERCE, INC.
filed 2018-05-15
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2018.

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

1

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of May 15, 2018, the number of shares outstanding of the registrant’s class of common stock was 136,279,079.

2

PART I. - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

 CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$217,159	$272,321
Accounts receivable, net	898,284	877,570
Accounts receivable, net - related party	381,072	398,410
Prepaid and other current Assets	98,801	39,168
TOTAL CURRENT ASSETS	1,595,316	1,587,469

PROPERTY & EQUIPMENT, net	152,112	161,325

OTHER ASSETS
Lease deposit	14,600	13,300
Goodwill and other intangible assets, net	10,428,531	9,546,757
TOTAL OTHER ASSETS	10,443,131	9,560,057

TOTAL ASSETS	$12,190,559	$11,308,851

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,435,636	$1,004,203
Accrued expenses	502,144	522,794
Lines of credit	323,871	475,468
Deferred income and customer deposit	803,042	620,504
Convertible notes and interest payable, current, net	98,640	97,013
Capital lease obligation, current	32,382	32,382
Notes payable, related parties	1,808,936	670,819
TOTAL CURRENT LIABILITIES	5,004,651	3,423,183

LONG TERM LIABILITIES
Capital lease obligation, long term	46,748	54,693
Deferred tax liability	1,016,575	1,021,566
Accrued expenses, long term	206,753	207,803
TOTAL LONG TERM LIABILITIES	1,270,076	1,284,062

TOTAL LIABILITIES	6,274,727	4,707,245
COMMITMENTS AND CONTINGENCIES (see Note 13)	—	—

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value;
5,000,000 Authorized shares:
Series A Preferred stock; 10,000 authorized, 10,000 issued and outstanding shares;	10	10
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and outstanding;	18	18
Series C Preferred Stock; 25,000 authorized, 14,425 and
14,425 issued and outstanding shares at March 31, 2018 and
December 31, 2017, respectively;	14	14
Series D Preferred Stock; 90,000 authorized, 90,000 and
90,000 issued and outstanding shares at March 31, 2018 and
December 31, 2017, respectively;	90	90
Series E Preferred stock; 10,000 authorized, 10,000 and
10,000 issued and outstanding shares at March 31, 2018 and
December 31, 2017, respectively;	10	10
Common stock, $0.001 par value;
2,000,000,000 authorized shares; 130,252,778 shares issued and outstanding	130,252	130,252
Additional paid in capital	29,199,742	29,094,147
Accumulated deficit	(23,414,304)	(22,622,935)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	5,915,832	6,601,606

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$12,190,559	$11,308,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2018	March 31, 2017

REVENUE	$1,395,276	$486,108
REVENUE - related party	1,481,433	—
TOTAL REVENUE	2,876,709	486,108

OPERATING EXPENSES
Salaries and outside services	1,483,884	774,171
Selling, general and administrative expenses	1,811,640	252,399
Stock based compensation	160,072	124,101
Depreciation and amortization	253,393	62,910

TOTAL OPERATING EXPENSES	3,708,989	1,213,581

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(832,280)	(727,473)

OTHER INCOME (EXPENSE)
Other income	(23,620)	(2,014)
Gain (loss) on sale of fixed assets	(22,359)	—
Interest expense	(43,101)	(30,759)

TOTAL OTHER INCOME (EXPENSE)	(89,080)	(32,773)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(921,360)	(760,246)

PROVISION (BENEFIT) FOR INCOME TAXES	(129,991)	—

NET LOSS	(791,369)	(760,246)

PREFERRED DIVIDENDS	54,477	20,000

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(845,846)	$(780,246)

NET LOSS PER SHARE
BASIC	$(0.01)	$(0.01)
DILUTED	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	130,252,778	130,252,778
DILUTED	130,252,778	130,252,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)/EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	142,450	$142	130,252,778	$130,252	$29,094,147	$(22,622,935)	$6,601,606

Dividend on Series A Preferred stock	—	—	—	—	(20,000)	—	(20,000)

Dividend on Series D Preferred stock	—	—	—	—	(34,477)		(34,477)

Stock based compensation	—	—	—	—	160,072	—	160,072

Net loss	—	—	—	—	—	(791,369)	(791,369)

Balance, March 31, 2018 (unaudited)	142,450	$142	130,252,778	$130,252	$29,199,742	$(23,414,304)	$5,915,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(791,369)	$(760,246)
Adjustment to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation and amortization	253,368	60,497
Stock based compensation	160,072	124,101
(Gain) loss on sale of fixed assets	20,817	1,567
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(3,376)	(17,239)
Prepaid and other assets	(59,633)	(3,050)
Lease deposit	(1,300)	—
Increase (Decrease) in:
Accounts payable	431,433	(61,012)
Accrued expenses	54,426	86,622
Deferred income	125,305	419,606
Deferred tax liability	(129,991)	—

NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	59,752	(149,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(34,458)	(2,531)
Proceeds from the sale of property and equipment	20,658	2,411

NET CASH USED IN INVESTING ACTIVITIES	(13,800)	(120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid	(54,477)	(20,000)
Net proceeds (payments) on line of credit	(151,597)	180,192
Payments on capital lease obligation	(15,890)	—
Payments on promissory notes	(85,150)	(30,000)
Proceeds from issuance of notes payable	206,000	202,000

NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	(101,114)	332,192

NET INCREASE/(DECREASE) IN CASH	(55,162)	182,918

CASH, BEGINNING OF PERIOD/YEAR	272,321	49,663

CASH, END OF PERIOD/YEAR	$217,159	$232,581

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$27,539	$35,058
Taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2018

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CloudCommerce, Inc. (“CloudCommerce,” “we,” “us,” or the “Company”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  For further information, refer to the financial statements and footnotes thereto included in the Company's transition report Form 10-KT for the transition period from July 1, 2017 to December 31, 2017.

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

The Consolidated Financial Statements include the Company and its wholly owned subsidiaries, Indaba Group, Inc., a Delaware corporation (“Indaba”), Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), WebTegrity, LLC, a Texas limited liability company, and Data Propria, Inc., a Nevada corporation (“Data Propria”). All significant inter-company transactions are eliminated in consolidation.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at March 31, 2018 and December 31, 2017 are $32,806 and $6,184 respectively.

On November 30, 2016, the Company entered into an agreement with a third party to sell the rights, with recourse, to accounts receiveable amounts due from our customers to Indaba. Under the terms of the agreement, the Company may receive advances in amounts up to $400,000, based on the amounts we invoice our customers, for a period of one year. Because the Company maintains the collectability risk of all outstanding balances, we record the amounts due from customers as a secured borrowing arrangement, with the customer balances at fair value in accounts receivable, including an allowance for any balances at risk of collectability, and the amount due to the third party as a liability. On March 23, 2017, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $100,000, to a total of $500,000. As of March 31, 2018, the balance due from this arrangement was $114,675.

On October 19, 2017, the Company entered into an agreement with a third party to sell the rights, with recourse, to accounts receiveable amounts due from our customers to Parscale Digital. Under the terms of the agreement, the Company may receive advances in amounts up to $500,000, based on the amounts we invoice our customers, for a period of one year. Because the Company maintains the collectability risk of all outstanding balances, we record the amounts due from customers as a secured borrowing arrangement, with the customer balances at fair value in accounts receivable, including an allowance for any balances at risk of collectability, and the amount due to the third party as a liability. On April 12, 2018, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $250,000, to a total of $750,000. As of March 31, 2018, the balance due from this arrangement was $209,196.

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

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of the income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations includes digital advertising revenue. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 605-25, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work in either deferred revenue, as a negative liability balance, or as an asset in costs in excess of billings. The terms of services contracts generally are for periods of less than one year. The deferred revenue and customer deposits as of March 31, 2018 and December 31, 2017 was $803,042 and $620,504, respectively.

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

Included in revenue are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, furniture, supplies, and the largest component, digital advertising. We have determined, based on our review, that the amounts classified as reimbursable costs should be recorded as gross, due to the following factors:

•	The Company is the primary obligor in the arrangement;
•	We have latitude in establishing price;
•	We have discretion in supplier selection; and
•	The Company has credit risk.

During the three months ended March 31, 2018 and the year ended December 31, 2017, we included $1,287,636 and $1,472,565, respectively, in revenue, related to reimbursable costs.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were zero for the three months ended March 31, 2018 and year ended December 31, 2017.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $2,599 and $24,138 for the three months ended March 31, 2018 and 2017, respectively.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2018 and December 31, 2017, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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
9

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

As of March 31, 2018 and December 31, 2017, the Company had no assets or liabilities that are required to be valued on a recurring basis.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $10,166 and $21,018 for the three months ended March 31, 2018 and 2017, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended March 31, 2018, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2018 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2018 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the three months ended March 31, 2018, and 2017 were $160,072 and $124,101, respectively.

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

For the three months ended March 31, 2018, the Company has excluded 154,800,000 shares of common stock underlying options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 90,000 Series D Preferred shares convertible into 225,000,000 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock and 24,660,068 shares of common stock underlying $98,640 in convertible notes, because their impact on the loss per share is anti-dilutive.

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

Recently Issued Accounting Pronouncements

  Management reviewed accounting pronouncements issued during the three months ended March 31, 2018, and the following pronouncements were adopted during the period.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein. The Company follows paragraph 606 of the FASB Accounting Standards Codification for revenue recognition and ASU 2014-09, adopting the pronouncements on January 1, 2018. The company considers revenue realized or realizable and earned when services are performed to such a degree that the performed service is delivered or deliverable to the client, or when a tangible item, such as interior décor or signage, is delivered to the client. Since the Company was already recognizing revenue in a manner consistent with paragraph 606 of the FASB Accounting Standards Codification, there was no material impact on prior year results.

ASU 2014-09 supersedes existing guidance on revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires a number of disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The Company adopted the new standard effective January 1, 2018 using the modified retrospective method applied to those contracts that were not completed or substantially completed as of January 1, 2018. The timing and measurement of revenue recognition under the new standard is not materially different than under the old standard. The adoption of the new standard did not have an impact on the Company’s consolidated financial statements.

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

3.    LIQUIDITY AND OPERATIONS

The Company had net loss of $791,369 for the three months ended March 31, 2018, and $760,246 for the three months ended March 31, 2017, and net cash provided by operating activities of $59,752 and net cash used in operating activities of $149,154 for the same periods, respectively.

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

Parscale Creative, Inc.

On August 1, 2017, the Company completed the acquisition of Parscale Creative, Inc., a Nevada corporation (“Parscale Creative”). As of that date, the Company’s wholly owned operating subsidiary, Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), merged with Parscale Creative, and the name of the combined subsidiary was changed to Parscale Digital. The total purchase price of $7,945,000, was paid in the form of the issuance of ninety thousand (90,000) shares of the Company's Series D Convertible Preferred Stock, at a liquidation preference of one hundred dollars ($100) per share, plus dividend payments based on 5% of adjusted revenue of Parscale Digital. Adjusted revenue is defined as total revenue, minus digital marketing media buys. Based on the growth of the Parscale Digital, the actual amount of the dividend payments is estimated to be in the range of $850,000 and $1,300,000, if we achieve 0.5% to 3% monthly adjusted revenue growth. The dividend payments are recorded as a reduction to additional paid in capital. For the three months ended March 31, 2018, we paid $34,477 related to the Series D Convertible Preferred dividend. As of the date of closing, Brad Parscale, the 100% owner of Parscale Creative, was appointed to the Company’s Board of Directors.

Under the purchase method of accounting, the transactions were valued for accounting purposes at $7,945,000, which was the fair value of Parscale Creative at the time of acquisition. The assets and liabilities of Parscale Creative were recorded at their respective fair values as of the date of acquisition. The acquisition date estimated fair value of the consideration transferred and purchase price allocation consisted of the following:

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

On February 1, 2018, the Company entered into an amended purchase agreement which provided for the issuance of a promissory note with Mr. Parscale as consideration for the acquisition, under which the Company agreed to pay Mr. Parscale $1,000,000 in twelve equal installments, and interest of 4% on the promissory note. For the three months ended March 31, 2018, the Company made total payments of $85,150 on the promissory note, and included $6,394 in interest expense.

Current assets	$—
Brand name	100,000
Customer list	400,000
Goodwill	625,000
Deferred tax liability	(125,000)
Total purchase price	$1,000,000

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of Parscale Creative had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the period presented.

	Three months ended, March 31, 2018	Three months ended, March 31, 2017
Total revenues	$2,896,709	2,149,652
Net loss	(776,369)	(389,111)
Basic and diluted net earnings per common share	$(0.01)	(0.00)

5.	INTANGIBLE ASSETS

Domain Name

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202, which is used as the main landing page for the Company. The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet. As of March 31, 2018, we have determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

Trademark

On September 22, 2015, the Company purchased the trademark rights of “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000. The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet. The trademark expires in 2020 and may be renewed for an additional 10 years. As of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense. For the three months ended March 31, 2018, the Company included $172 in depreciation and amortization expense related to this trademark.

Non-Compete Agreements

On October 1, 2015, the Company acquired Indaba from three members of the limited liability company. At that time, we retained two of the members, who served as the Chief Executive Officer and Chief Technology Officer of Indaba. Both employees have non-compete agreements in place to protect the Company against the risk of either employee leaving Indaba to compete directly with us. We have calculated the value of those non-compete agreements at $201,014, with a useful life of two years, which coincides with the term of the non-compete agreement. This amount was included in depreciation and amortization expense until September 30, 2017. For the three months ended March 31, 2018, the Company included zero in depreciation and amortization expense related to these non-compete agreements.

On August 1, 2017, the Company signed a merger agreement with Brad Parscale, in which Parscale Creative merged with and into Parscale Digital. The terms of the merger agreement include a non-compete agreement with Brad Parscale, for a period of three years. The Company has placed a value of this non-compete agreement at $280,000, amortized over a period of 36 months. For the three months ended March 31, 2018, we have included $23,333 in amortization expense related to this non-compete agreement. As of March 31, 2018, the balance on this intangible asset was $217,778.

Customer List

On October 1, 2015, the Company acquired Indaba, and have calculated the value of the customer list at $447,171, with a useful life of 3 years. This amount was to be included in depreciation and amortization expense until September 30, 2018. During the six months ended December 31, 2017, we determined that the Customer List intangible asset was impaired. Therefore, we have written off the remaining balance during the period, totaling $111,793. As of March 31, 2018 the balance is zero.

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the customer list at $2,090,000, with a useful life of 3 years. For the three months ended March 31, 2018, we included $174,165 in depreciation and amortization expense related to the customer list, and as of March 31, 2018, the remaining balance of this intangible asset was $1,547,520.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the customer list at $280,000, with a useful life of 3 years. For the three months ended March 31, 2018, we included $23,333 in depreciation and amortization expense related to the customer list, and as of March 31, 2018, the remaining balance of this intangible asset was $221,979.

On February 1, 2018, the Company acquired Parscale Media, and have calculated the value of the customer list at $400,000, with a useful life of 3 years. For the three months ended March 31, 2018, we included $22,222 in depreciation and amortization expense related to the customer list, and as of March 31, 2018, the remaining balance of this intangible asset was $377,778.

Brand Name

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the brand name at $1,930,000, which is included in other assets on the balance sheet. As of March 31, 2018, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the brand name at $130,000, which is included in other assets on the balance sheet. As of March 31, 2018, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life.

On February 1, 2018, the Company acquired Parscale Media, and have calculated the value of the brand name at $100,000, which is included in other assets on the balance sheet. As of March 31, 2018, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life.

Goodwill

On August 1, 2017, the Company acquired Indaba, and have calculated the value of the goodwill at $1,128,003, which was included in other assets on the balance sheet at June 30, 2017. During the six months ended December 31, 2017, we determined that the goodwill related to the Indaba acquisition was impaired. Therefore, all remaining goodwill was written off. The amount of the write off, included in operating expenses during the prior year was $1,128,003.

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

On February 1, 2018, the Company acquired Parscale Media, and have calculated the value of the goodwill at $625,000, which is included in other assets on the balance sheet. The Company will assess this intangible asset for impairment, if an event occurs that may effect the fair value, or at least annually.

The Company’s intangible assets consist of the following:

	March 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	2,770,000	(622,724)	2,147,276	2,370,000	(403,003)	1,966,997
Non-compete agreement	280,000	(62,222)	217,778	280,000	(38,889)	241,111
Domain name and trademark	30,201	(1,724)	28,477	30,201	(1,552)	28,649
Brand name	2,160,000	—	2,160,000	2,060,000	—	2,060,000
Goodwill	5,875,000	—	5,875,000	5,250,000	—	5,250,000
Total	11,115,201	(686,670)	10,428,531	9,990,201	(443,444)	9,546,757

Total amortization expense charged to operations for the three months ended March 31, 2018 and 2017 was $243,227 and $54,188, respectively. The following table of remaining amortization of finite life intangible assets, for the years ended December 31, includes the intangible assets acquired, in addition to the CloudCommerce trademark:

2018	$732,379
2019	976,506
2020	646,953
2021	11,801
2022 and thereafter	5,690
Total	$2,373,329

6. CREDIT FACILITIES

Lines of Credit

The Company has assumed an outstanding liability related to a bank line of credit agreement from the acquisition of Indaba. As of March 31, 2018 and December 31, 2017, the balances were zero.

Secured Borrowing

On November 30, 2016, Indaba entered into a 12 month agreement with a third party to sell the rights to amounts due from our customers, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement auto renewed for another twelve months. The proceeds from the facility are determined by the amounts we invoice our customers. The Company evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “line of credit” on the Balance Sheet. The principal borrowed through this facility is secured by the accounts receivable balances, in addition to the other assets of the Company. During the term of this facility, the third party lender has a first priority security interest in the Company, and therefore, we will require such third party lender’s written consent to obligate the Company further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the Company to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the three months ended March 31, 2018 and 2017, the Company included $10,064 and $15,847, respectively, in interest expense, related to this secured borrowing facility, and as of March 31, 2018 and December 31, 2017, the outstanding balances were $114,675 and $296,631, respectively.

On October 19, 2017, Parscale Digital entered into a 12 month agreement with a third party to sell the rights to amounts due from our customers, in exchange for a borrowing facility in amounts up to a total of $500,000. The agreement was amended on April 12, 2018, which increased the allowable borrowing amount by $250,000, to a maximum of $750,000. The proceeds from the facility are determined by the amounts we invoice our customers. The Company evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “line of credit” on the Balance Sheet. The principal borrowed through this facility is secured by the accounts receivable balances, in addition to the other assets of the Company. During the term of this facility, the third party lender has a first priority security interest in the Company, and will, therefore, we will require such third party lender’s written consent to obligate the Company further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the Company to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the three months ended March 31, 2018 and 2017, the Company included $13,086 and zero, respectively, in interest expense, related to this secured borrowing facility, and as of March 31, 2018 and December 31, 2017, the outstanding balances were $209,196 and $178,837, respectively.

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

On March 25, 2013, the Company issued a convertible promissory note (the “March 2013 Note”) in the amount of up to $100,000, at which time an initial advance of $50,000 was received to cover operational expenses. The lender advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004 per share. The March 2013 Note bears interest at a rate of 10% per year and matures on March 25, 2018. The Company is working with the lender to extend the maturity date. On May 23, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. On April 17, 2018, the lender converted $16,000 of the outstanding balance and accrued interest of $8,105.21 into 6,026,301 shares of common stock. The balance of the March 2013 Note, as of March 31, 2018 was $98,640, which includes $32,640 of accrued interest.

8.    NOTES PAYABLE

On July 31, 2017, the Company signed an exchange agreement with the holder of our notes, which exchanged ten convertible notes, totaling $1,485,914, for 14,425 shares of Series C Preferred stock. Each share of Series C Preferred stock has a face value of $100 and is convertible into common stock at a price of $0.01 per share. At the time of the exchange, all accrued interest was forgiven. The following notes were converted:

(a) On January 12, 2016, the Company borrowed $100,000 from Bountiful Capital, LLC to cover operating costs. The loan was offered interest free on a short term basis, and was due February 12, 2016. On July 31, 2017, the principal balance of $100,000 was exchanged for Series C Preferred stock, leaving a balance of zero as of July 31, 2017. The other notes exchanged with Bountiful Capital, LLC, are noted below.

(b) On April 18, 2016, the Company issued a promissory note (the “April 2016 Note”) in the amount of up to $500,000, at which time an initial advance of $35,500 was received to cover operational expenses. The lender advanced an additional $41,000 on May 2, 2016, $35,000 on May 17, 2016, $160,000 on May 19, 2016, $34,000 on June 1, 2016, $21,000 on June 21, 2016, $33,500 on June 30, 2016, $10,000 on July 15, 2016, $33,000 on July 29, 2016, $35,500 on August 16, 2016,

$28,000 on August 31, 2016, $33,500 on September 14, 2016, for a total draw of $500,000. The April 2016 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche. On July 31, 2017, the principal balance of $500,000 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of July 31, 2017.

(c) On October 3, 2016, the Company issued a promissory note (the “October 2016 Note”) in the amount of up to $500,000, at which time an initial advance of $36,000 was received to cover operational expenses. The lender advanced an additional $48,000 on October 17, 2016, $34,000 on October 31, 2016, $27,000 on November 15, 2016, $34,000 on November 30, 2016, $28,500 on December 16, 2016, $21,000 on January 3, 2017, $50,000 on January 17, 2017, $29,000 on January 31, 2017, $15,000 on February 2, 2017, $30,000 on February 16, 2017, $29,000 on March 1, 2017, $28,000 on March 16, 2017, $46,500 on April 3, 2017, $23,500 on April 17, 2017, and $20,500 on May 2, 2017, for a total draw of $500,000. The October 2016 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 60 months from the effective date of each tranche. On July 31, 2017, the principal balance of $500,000 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of July 31, 2017.

(d) On May 16, 2017, the Company issued a promissory note (the “May 16, 2017 Note”) in the amount of $38,000, at which time the entire balance of $38,000 was received to cover operational expenses. The May 16, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. On July 31, 2017, the principal balance of $38,000 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of July 31, 2017.

(e) On May 30, 2017, the Company issued a promissory note (the “May 30, 2017 Note”) in the amount of $46,000, at which time the entire balance of $46,000 was received to cover operational expenses. The May 30, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. On July 31, 2017, the principal balance of $46,000 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of July 31, 2017.

(f) On June 14, 2017, the Company issued a promissory note (the “June 14, 2017 Note”) in the amount of $26,000, at which time the entire balance of $26,000 was received to cover operational expenses. The June 14, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. On July 31, 2017, the principal balance of $26,000 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of July 31, 2017.

(g) On June 29, 2017, the Company issued a promissory note (the “June 29, 2017 Note”) in the amount of $23,500, at which time the entire balance of $23,500 was received to cover operational expenses. The June 29, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. On July 31, 2017, the principal balance of $23,500 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of July 31, 2017.

(h) On July 10, 2017, the Company issued a promissory note (the “July 10, 2017 Note”) in the amount of $105,000, at which time the entire balance of $105,000 was received to cover operational expenses. The July 10, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. On July 31, 2017, the principal balance of $105,000 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of July 31, 2017.

(i) On July 14, 2017, the Company issued a promissory note (the “July 14, 2017 Note”) in the amount of $50,500, at which time the entire balance of $50,500 was received to cover operational expenses. The July 14, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. On July 31, 2017, the principal balance of $50,500 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of July 31, 2017.

(j) On July 30, 2017, the Company issued a promissory note (the “July 30, 2017 Note”) in the amount of $53,500, at which time the entire balance of $53,500 was received to cover operational expenses. The July 30, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. On July 31, 2017, the principal balance of $53,500 was exchanged for Series C Preferred stock, and all accrued interest was forgiven, leaving a balance of zero as of July 31, 2017.

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

The balance of the August 3, 2017 Note, as of March 31, 2018 is $26,021, which includes $1,021 of accrued interest.

On August 15, 2017, the Company issued a promissory note (the “August 15, 2017 Note”) in the amount of $34,000, at which time the entire balance of $34,000 was received to cover operational expenses. The August 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 15, 2017 Note, as of March 31, 2018 is $35,272, which includes $1,272 of accrued interest.

On August 28, 2017, the Company issued a promissory note (the “August 28, 2017 Note”) in the amount of $92,000, at which time the entire balance of $92,000 was received to cover operational expenses. The August 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 28, 2017 Note, as of March 31, 2018 is $95,125, which includes $3,125 of accrued interest.

On September 28, 2017, the Company issued a promissory note (the “September 28, 2017 Note”) in the amount of $63,600, at which time the entire balance of $63,600 was received to cover operational expenses. The September 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the September 28, 2017 Note, as of March 31, 2018 is $65,220, which includes $1,620 of accrued interest.

On October 11, 2017, the Company issued a promissory note (the “October 11, 2017 Note”) in the amount of $103,500, at which time the entire balance of $103,500 was received to cover operational expenses. The October 11, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 11, 2017 Note, as of March 31, 2018 is $105,924, which includes $2,424 of accrued interest.

On October 27, 2017, the Company issued a promissory note (the “October 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The October 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 27, 2017 Note, as of March 31, 2018 is $108,251, which includes $2,251 of accrued interest.

On November 15, 2017, the Company issued a promissory note (the “November 15, 2017 Note”) in the amount of $62,000, at which time the entire balance of $62,000 was received to cover operational expenses. The November 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 15, 2017 Note, as of March 31, 2018 is $63,155, which includes $1,155 of accrued interest.

On November 27, 2017, the Company issued a promissory note (the “November 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The November 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 27, 2017 Note, as of March 31, 2018 is $107,801, which includes $1,801 of accrued interest.

On November 30, 2017, the Company issued a promissory note (the “November 30, 2017 Note”) in the amount of $30,000, at which time the entire balance of $30,000 was received to cover operational expenses. The November 30, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 30, 2017 Note, as of March 31, 2018 is $30,497, which includes $497 of accrued interest.

On December 19, 2017, the Company issued a promissory note (the “December 19, 2017 Note”) in the amount of $42,000, at which time the entire balance of $42,000 was received to cover operational expenses. The December 19, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the December 19, 2017 Note, as of March 31, 2018 is $42,587, which includes $587 of accrued interest.

On January 3, 2018, the Company issued a promissory note (the “January 3, 2018 Note”) in the amount of $49,000, at which time the entire balance of $49,000 was received to cover operational expenses. The January 3, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 3, 2018 Note, as of March 31, 2018 is $49,584, which includes $584 of accrued interest.

On January 30, 2018, the Company issued a promissory note (the “January 30, 2018 Note”) in the amount of $42,000, at which time the entire balance of $42,000 was received to cover operational expenses. The January 30, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 30, 2018 Note, as of March 31, 2018 is $72,592, which includes $592 of accrued interest.

On February 1, 2018, the Company entered into an amended purchase agreement and promissory note with Mr. Parscale,

which facilitated the closing of the Parscale Media transaction and established a revised payment arrangement, under which the Company agreed to pay Mr. Parscale $1,000,000 in twelve equal installments, which includes 4% interest. For the three months ended March 31, 2018, the Company made total payments of $85,150 on the promissory note, which includes $6,394 of interest expense.

On February 2, 2018, the Company issued a promissory note (the “February 2, 2018 Note”) in the amount of $42,000, at which time the entire balance of $42,000 was received to cover operational expenses. The February 2, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the February 2, 2018 Note, as of March 31, 2018 is $85,664, which includes $664 of accrued interest.

As of March 31, 2018 and December 31, 2017, the notes payable due to related parties totaled $1,808,936 and $670,819, respectively.

9.    CAPITAL STOCK

At March 31, 2018 the Company’s authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock shall be entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefor, at the rate of $8 per share per annum, payable in preference and priority to any payment of any dividend on the common stock. As of March 31, 2018, the Company has 10,000 shares of Series A Preferred Stock outstanding.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock shall have a stated value of $100. The Series B Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.004 per share. Series B Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of March 31, 2018, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock shall have a stated value of $100. The Series C Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.01 per share. Series C Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of March 31, 2018, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock shall have a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue shall mean the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. Series D Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of March 31, 2018, the Company has 90,000 shares of Series D Preferred Stock outstanding.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock shall have a stated value of $100. The Series E Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.05 per share. Series E Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of March 31, 2018, the Company has 10,000 shares of Series E Preferred Stock outstanding.

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

On January 3, 2018, we granted non-qualified stock options to purchase up to 20,000,000 shares of our common stock to three key employees, at a price of $0.04 per share. The stock options vest equally over a period of 36 months, beginning September 18, 2018.

The Company used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock. The fair value of options granted during the three months ended March 31, 2018 and year ended December 31, 2017, were determined using the Black Scholes method with the following assumptions:

	Three months ended	Year ended
	March 31, 2018	December 31, 2017
Risk free interest rate	5.00%	5.00%
Stock volatility factor	397%	397%
Weighted average expected option life	5 years	5 years
Expected dividend yield	none	none

A summary of the Company’s stock option activity and related information follows:

	Three Months ended March 31, 2018		Three Months ended March 31, 2017
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding -beginning of period	134,800,000	$0.013	123,000,000	$0.013
Granted	20,000,000	$0.040	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding - end of period	154,800,000	$0.017	123,000,000	$0.013
Exercisable at the end of the period	125,738,995	$0.013	84,954,338	$0.012
Weighted average fair value of
options granted during the year		$800,000		$—

As of March 31, 2018 and December 31, 2017, the intrinsic value of the stock options was approximately $1,384,750 and $3,632,450, respectively. Stock option expense for the three months ended March 31, 2018 and 2017 was $160,072 and $124,101, respectively.

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

The weighted average remaining contractual life of options outstanding, as of March 31, 2018 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.050	1,800,000	4.47
$0.040	20,000,000	4.76
$0.015	35,000,000	4.41
$0.013	60,000,000	3.85
$0.013	15,000,000	3.97
$0.010	10,000,000	4.34
$0.005	12,500,000	1.37
$0.004	500,000	3.54
	154,800,000

Warrants

During the three months ended March 31, 2018 and 2017, the Company issued no warrants for services, and no warrants were outstanding.

11.  RELATED PARTIES

Bountiful Capital, LLC, loaned the Company $100,000 on January 12, 2016, $500,000 through multiple fundings on the April 2016 Note, $500,000 through multiple fundings on the October 2016 Note, $38,000 on May 16, 2017, $46,000 on May 30, 2017, $26,000 on June 14, 2017, $23,500 on June 29, 2017, $105,000 on July 10, 2017, $50,500 on July 14, 2017, $53,500 on July 30, 2017, $25,000 on August 3, 2017, $34,000 on August 16, 2017, $92,000 on August 28, 2017, $63,600 on September 28, 2017, $103,500 on October 11, 2017, $106,000 on October 27, 2017, $62,000 on November 15, 2017, $106,000 on November 27, 2017, $30,000 on November 30, 2017, $42,000 on December 19, 2017, $49,000 on January3, 2018, $72,000 on January 30, 2018 and $85,000 on February 2, 2018, as unsecured promissory notes. The terms of the notes include interest of 5% and are due and payable upon demand, but in no case later than 36 months after the effective date. On July 31, 2017, notes payable amounting to $1,442,500 and accrued interest of $43,414 were converted into 14,425 shares of Series C preferred stock. At March 31, 2018, notes payable and accrued interest amount to $887,693. The Company’s chief financial officer, Greg Boden, also serves as the president of Bountiful Capital, LLC.

Brad Parscale has served on the board of directors of the Company since the acquisition of Parscale Creative on August 1, 2017. Mr. Parscale is also the owner of Parscale Strategy, LLC (“Parscale Strategy”), the largest customer of Parscale Digital. During the three months ended March 31, 2018, the Company earned $1,481,433 in revenue from providing services to Parscale Strategy, and as of March 31, 2018, Parscale Strategy had an outstanding accounts receivable of $381,072.

On August 1, 2017, Parscale Digital signed a lease with Giles-Parscale, Inc., a related party, to provide a workplace for the employees of Parscale Digital. Giles-Parscale, Inc., is wholly owned by Jill Giles, an employee of the Company. Details on this lease are included in Note 13.

On August 1, 2017, Parscale Digital signed a lease with Parscale Strategy for computer equipment and office furniture. Parscale Strategy is wholly owned by Brad Parscale, who serves on the CloudCommerce board of directors. Details of this lease are included in Note 13.

On February 1, 2018, the Company entered into an amended purchase agreement and promissory note with Mr. Parscale, which facilitated the closing of the Parscale Media transaction and established a revised payment arrangement, under which the Company agreed to pay Mr. Parscale $1,000,000 in twelve equal installments, which includes 4% interest. For the three months ended March 31, 2018, the Company made total payments of $85,150 on the promissory note, which includes $6,394 of interest expense.

On April 28, 2018, Data Propria entered into an agreement to lease approximately 2,073 square feet of office space located at 311 Sixth Street, San Antonio, TX 78215, for a period of twelve months, commensing May 1, 2018, at a cost of $4,000 per month, plus a pro rata share of building maintenance expenses. This lease was signed with a related party, Jill Giles, an employee of the Company.

12. CONCENTRATIONS

For the three months ended March 31, 2018 and 2017, the Company had four and one major customers who represented approximately 64% and 71% of total revenue. At March 31, 2018 and December 31, 2017, accounts receivable from five and four customers, represented approximately 51% and 56% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

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

On April 15, 2016, the CloudCommerce signed a lease for approximately 1,800 square feet of office space at 1933 Cliff Dr., Suite 1, Santa Barbara, California 93109 for approximately $3,000 per month, on a month-to-month basis which lease commenced on March 1, 2016 and concluded February 15, 2018. On October 24, 2017, we executed a lease agreement for the same space, commencing March 1, 2018 for a period of 36 months, at a rate of $2,795 per month, plus a pro rata share of the common area maintenance.

On December 10, 2012, Indaba signed a lease, which commenced January 16, 2013 for approximately 3,300 square feet at 2854 Larimer Street, Denver, CO 80205, for approximately $3,500 per month. The original lease term expired February 28, 2016, but was extended until February 28, 2017, at a rate of $5,800 per month. This lease was further extended until February 28, 2018, at a rate of $5,850 per month. We did not renew this lease and moved out of the space by February 28, 2018. On February 12, 2018, we executed a lease agreement for office space at 1415 Park Avenue West, Denver, CO 80205, expiring August 14, 2018, at a cost of $800 per month.

The following is a schedule, by years, of future minimum lease payments required under the operating leases.

Years Ending December 31,	Amount
2018	$174,701
2019	204,334
2020	160,854
2021	125,984
2022	68,600

Total operating lease expense for the three months ended March 31, 2018 and 2017 was $68,611 and $26,296, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location, to make monthly payments on past due rent totaling $227,052. Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250. Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802. As of March 31, 2018, the Company recorded the outstanding balance under this settlement agreement as a long-term accrued expense, with the current portion of the debt recorded in accrued expenses. As of March 31, 2018 and December 31, 2017, the Company owed $24,150 and $25,200 on the outstanding reduced payment terms, respectively.

Capital Lease

On August 1, 2017, Parscale Digital signed a lease agreement with Parscale Strategy, a related party, for the use of office equipment and furniture. The lease provides for a term of thirty-six (36) months, at a monthly payment of $3,000, and an option to purchase all items at the end of the lease for one dollar. We have evaluated this lease in accordance with ASC 840-30 and determined that it meets the definition of a capital lease.

The following is a schedule of the net book value of the capital lease.

Assets	March 31, 2018	December 31, 2017
Leased equipment under capital lease,	$100,097	$100,097
Less accumulated amortization	(20,967)	(13,631)
Net	$79,130	$86,466

Liabilities	March 31, 2018	December 31, 2017
Obligations under capital lease (current)	$32,382	$32,382
Obligations under capital lease (noncurrent)	46,748	$54,693
Total	$79,130	$87,075

 The following is a schedule, by years, of future minimum lease payments required under the capital lease.

Years ended December 31,	Lease Payments	Imputed Interest	Present Value of Payments
2018	$27,000	$(2,563)	$24,437
2019	36,000	(1,962)	34,038
2020	21,000	(345)	20,655
2021	—	—	—
2022	—	—	—
	$84,000	$(4,870)	$79,130

The Company is required to pay its pro rata share of taxes, building maintenance costs, and insurance in accordance with the operating lease agreements of CloudCommerce, Parscale Digital, WebTegrity and Data Propria.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

14. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2018, there were non-cash financing activities as follows:

-	On February 1, 2018, the Company acquired Parscale Media for $1,000,000 payable by a note over twelve months.

During the three months ended March 31, 2017, there were no non-cash financing activities.

15.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined that the following subsequent events are reportable.

-	On April 17, 2018, our lender converted $16,000 principal plus $8,105 of accrued interest of the March 2013 Note into 6,026,301 shares of common stock.
-	On April 28, 2018, Data Propria entered into an agreement to lease approximately 2,073 square feet of office space located at 311 Sixth Street, San Antonio, TX 78215, for a period of twelve months, commencing May 1, 2018, at a cost of $4,000 per month, plus a pro rata share of building maintenance expenses. This lease was signed with a related party, Jill Giles, an employee of the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OEPRATIONS

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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2018 and December 31, 2017, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Results of Operations for the Three Months Ended March 31, 2018, compared to the Three Months Ended March 31, 2017.

REVENUE

Total revenue for the three months ended March 31, 2018 increased by $2,390,601 to $2,876,709, compared to $486,108 for the three months ended March 31, 2017.  The increase was primarily due to revenues generated from the recently acquired Parscale Creative and WebTegrity, partially offset by a reduction in revenue at Indaba.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the three months ended March 31, 2018 increased by $709,713 to $1,483,884, compared to $774,171 for the three months ended March 31, 2017.  The increase was primarily due to expenses related to the recently acquired Parscale Creative and WebTegrity, due to additional employees added to payroll expense.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the three months ended March 31, 2018 increased by $1,559,241 to $1,811,640, compared to $252,399 for the three months ended March 31, 2017.  The increase was primarily due to operating expenses related to the recently acquired Parscale Creative and WebTegrity, and the increase in costs to maintain the additional offices in San Antonio.

STOCK BASED COMPENSATION

Stock based compensation expenses for the three months ended March 31, 2018 increased by $35,971 to $160,072, compared to $124,101 for the three months ended March 31, 2017. The increase was due to additional stock options offered to employees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended March 31, 2018 increased by $190,483 to $253,393, compared to $62,910 for the three months ended March 31, 2017. The increase was primarily due to additional intangible assets amortized as a result of the additional fixed and intangible assets acquired from Parscale Creative and WebTegrity.

OTHER INCOME AND EXPENSE

Total other income (expense) for the three months ended March 31, 2018 increased by $56,307 to net other expense of $89,080, compared to net other expense of $32,773 for the three months ended March 31, 2017. The increase in other expense was primarily due to the utilization of a secured borrowing arrangement, resulting in higher interest expense, in addition to losses incurred from the disposal of fixed assets.

NET LOSS

The consolidated net loss for the three months ended March 31, 2018 was $791,369, compared to the consolidated net loss of $760,246 for the three months ended March 31, 2017.  The increase in net loss for the period was primarily due to higher revenue, offset by increases in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($3,409,335) at March 31, 2018 compared to a net working capital deficit of ($1,835,714) at fiscal year ended December 31, 2017.

Cash flow provided by operating activities was $59,752 for the three months ended March 31, 2018, compared to cash flow used in operating activities of $149,154 for the three months ended March 31, 2017. The increase in cash flow provided by operating activities of $208,906 was primarily due to increases in the accounts payable and amortization balances, partially offset by increases in the accounts receivable and prepaid balances.

Cash flow used in investing activities was $13,800 for the three months ended March 31, 2018, compared to cash flow used in investing activities of $120 for the three months ended March 31, 2017.  The increase in cash flow used in investing activities of $13,680 was primarily due to the purchase of computers, partially offset by the sale of other computer equipment.

Cash flow used in financing activities was $101,114 for the three months ended March 31, 2018, compared to cash flow provided by financing activities of $332,192 for the three months ended March 31, 2017.  The decrease in cash flow provided by financing activities of $433,306 was due to payments made to note and credit line holders and the payment of dividends.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the years ended December 31, 2017 and June 30, 2017 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, additional cash infusion. Management believes that the additional cash needed to meet our obligations as they become due, and which will allow the development of our core business operations, will be received through investments in the Company made by our existing shareholders, prospective new investors and future revenue generated by our operations.

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

Based on that evaluation, our management concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to the following material weaknesses:

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

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of March 31, 2018 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in “Risk Factors” in our transition report on Form 10-KT filed with the SEC on April 13, 2018.

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

CLOUDCOMMERCE, INC.
(Registrant)

Dated: May 15, 2018	By:	/s/ Andrew Van Noy
Andrew Van Noy Chief Executive Officer and President (Principal Executive Officer)
/s/ Gregory Boden
Gregory Boden Chief Financial Officer (Principal Financial and Accounting Officer)

