Form 10-KT/A
period 2017-12-31
CLOUDCOMMERCE, INC.
filed 2018-06-18
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT/A

(Amendment No. 1)

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

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-KT/A (the “Amendment”) amends the Transition Report on Form 10-KT of CloudCommerce, Inc. (the “Company”, “our” or “we”) for the transition period from July 1, 2017 to December 31, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on April 13, 2018 (the “Original Filing”). The sole purpose of this Amendment is to provide updated information contained in Note 4, Business Acquisitions, contained in the Notes to Consolidated Financial Statements (the “Notes”) provided in Part II, Item 8 of the Original Filing, and, specifically, to the disclosure of the purchase price of Parscale Creative (as defined in the Notes) and the convertible preferred stock used to purchase WebTegrity (as defined in the Notes) included therein. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are also including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Part II, Item 8 of the Original Filing is being amended and Item 15 of the Original Filing is being amended to reflect the filing of the new certifications.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures contained in Part I, Part II (except for Item 8 as described herein) and Part III presented in the Original Filing.

2

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

Parscale Creative, Inc.

  On August 1, 2017, the Company completed the acquisition of Parscale Creative, Inc., a Nevada corporation (“Parscale Creative”). As of that date, the Company’s wholly owned operating subsidiary, Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), merged with Parscale Creative, and the name of the combined subsidiary was changed to Parscale Digital. The total purchase price of $7,945,000, was paid in the form of the issuance of ninety thousand (90,000) shares of the Company's Series D Convertible Preferred Stock, at a liquidation preference of one hundred dollars ($100) per share, plus dividend payments based on 5% of adjusted revenue of Parscale Digital. Adjusted revenue is defined as total revenue, minus digital marketing media buys. Based on the growth of the Parscale Digital, the actual amount of the dividend payments is estimated to be in the range of $850,000 and $1,300,000, over 36 months, if we achieve 0.5% to 3% monthly adjusted revenue growth. The dividend payments are recorded as a reduction to additional paid in capital. For the period from acquisition, August 1, 2017 through December 31, 2017, we paid $106,260 related to the Series D Convertible Preferred dividend. As of the date of closing, Brad Parscale, the 100% owner of Parscale Creative, was appointed to the Company’s Board of Directors. The Company assumed net liabilities of $535,000, related to this acquisition.

Under the purchase method of accounting, the transactions were valued for accounting purposes at $ 7,945,000 , which was the fair value of Parscale Creative at the time of acquisition. The assets and liabilities of Parscale Creative were recorded at their respective fair values as of the date of acquisition. The acquisition date estimated fair value of the consideration transferred and purchase price allocation consisted of the following:

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

Current assets	$78,000
Fixed assets	30,000
Liabilities	(48,000)
Net assets	60,000
Brand name	130,000
Customer list	280,000
Goodwill	530,000
Deferred tax liability	(100,000)
Total purchase price	$900,000

Issuance of Series E Convertible Preferred Stock	$900,000

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

•      Issuance of Series A Convertible Preferred stock valued at $2,000,000 for the purchase of Indaba Group, LLC.

17. COMPARABLE YEAR INFORMATION (UNAUDITED)

The Company’s condensed statement of operations was as follows for the six months ended December 31, 2016:

December 31, 2016

REVENUE	$1,721,164
REVENUE - related party	—
TOTAL REVENUE	1,721,164

OPERATING EXPENSES
Salaries and outside services	1,617,220
Selling, general and administrative expenses	442,533
Stock based compensation	253,063
Loss on impairment of goodwill and intangible assets	—
Depreciation and amortization	120,671

TOTAL OPERATING EXPENSES	2,433,487

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(712,323)

OTHER INCOME (EXPENSE)
Other income	2,952
Gain (loss) on sale of fixed assets	23,252
Interest expense	(34,554)

TOTAL OTHER INCOME (EXPENSE)	(8,350)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(720,673)

PROVISION (BENEFIT) FOR INCOME TAXES	—

NET LOSS	$(720,673)

Basic and diluted loss per share	$(0.01)
Basic and diluted weighted average common shares outstanding	129,899,595

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       Exhibits

Exhibit	Description
2.1*	First Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation (Incorporated by reference from the exhibits included with the Company's Report on Form SC 14F1 filed with the Securities and Exchange Commission, dated April 8, 2003).
2.2*

Second Agreement and Plan of Reorganization between Latinocare Management Corporation, a Nevada corporation, and Warp 9, Inc., a Delaware corporation  (Incorporated by reference from the exhibits included with the Company's prior Report on Form 8-K filed with the Securities and Exchange Commission, dated May 30, 2003).

2.3*	Agreement and Plan of Merger by and among Indaba Group, LLC, a Colorado limited liability company, Ryan Shields, Blake Gindi, and Jack Gindi, Warp 9, Inc., a Nevada corporation, and Warp 9, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 30, 2015).
2.4*

Statement of Merger between Indaba Group, LLC, a Colorado limited liability company, and Warp 9, Inc., a Delaware corporation (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).

2.5*

Certificate of Merger of Domestic Corporation and Foreign Limited Liability Corporation between Warp 9, Inc., a Delaware corporation, and Indaba Group, LLC, a Colorado limited liability company (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).

2.6*	Agreement and Plan of Merger, dated as of August 1, 2017, by and among CloudCommerce, Inc., Parscale Creative, Inc., Bradley Parscale and Parscale Digital, Inc. (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
2.7*	Purchase Agreement, dated August 1, 2017, by and among CloudCommerce, Inc., Parscale Media, LLC, and Bradley Parscale (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
3.1*	Articles of Incorporation (incorporated by reference from the exhibits included with the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission, dated April 10, 2002).
3.2*	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated September 30, 2015).
31

3.3*	Bylaws (incorporated by reference from the exhibits included with the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission, dated April 10, 2002).
3.4*	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).
3.5*	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated December 18, 2015).
3.6*	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated June 28, 2016).
3.7*	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
3.8*	Certificate of Designation of Series D Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
4.1*	Stock Option Plan (Incorporated by reference from the exhibits included in the Company's Information Statement filed with the Securities and Exchange Commission, dated August 1, 2003).
10.1*	Form of Unsecured Promissory Note (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated April 21, 2016).
10.2*	Form of Convertible Note, dated January 5, 2015 (Incorporated by reference to exhibits filed with the Company's Current Report on Form 10-Q/A filed with the Securities and Exchange Commission, dated February 17, 2015).
10.3*	Form of Stock Option Agreement (Incorporated by reference to exhibits filed with the Company's Current Report on Form 10-Q/A filed with the Securities and Exchange Commission, dated February 17, 2015).
10.4*	Agreement and Plan of Merger by and among Indaba Group, LLC, a Colorado limited liability company, Ryan Shields, Blake Gindi, and Jack Gindi, Warp 9, Inc., a Nevada corporation, and Warp 9, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 30, 2015).
10.5*	Statement of Merger between Indaba Group, LLC, a Colorado limited liability company, and Warp 9, Inc., a Delaware corporation (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).
32

10.6*	Certificate of Merger of Domestic Corporation and Foreign Limited Liability Corporation between Warp 9, Inc., a Delaware corporation, and Indaba Group, LLC, a Colorado limited liability company (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).
10.7*	Employment Agreement between Indaba Group, Inc., a Delaware corporation, and Ryan Shields (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).
10.8*	Employment Agreement between Indaba Group, Inc., a Delaware corporation, and Blake Gindi (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).
10.9*	Convertible Promissory Note (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 9, 2015).
10.10*	Form of Promissory Note (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated April 21, 2016).
10.11*	Form of Exchange Agreement (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated June 28, 2016).
10.12*	Form of Promissory Note (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 7, 2016).
10.13*	Exchange Agreement, dated July 31, 2017, by and between CloudCommerce, Inc., and Bountiful Capital, LLC (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
10.14*	Management Services Agreement, dated August 1, 2017, by and between CloudCommerce, Inc., and Parscale Creative, Inc. (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
10.15*	Management Services Agreement, dated August 1, 2017, by and between CloudCommerce, Inc., and Parscale Media, LLC (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
10.16*	Advisory Agreement, dated August 1, 2017, with Jill Giles (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
21.1**	List of Subsidiaries
33

31.1**	Section 302 Certification of Principal Executive Officer
31.2**	Section 302 Certification of Principal Financial/Accounting Officer
32.1**	Section 906 Certification of Principal Executive Officer
32.2**	Section 906 Certification of Principal Financial/Accounting Officer
EX-101.INS***	XBRL INSTANCE DOCUMENT
EX-101.SCH***	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL***	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF***	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB***	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE***	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

 * Previously Filed

** Filed herewith

*** Furnished herewith

34

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 18, 2018	CLOUDCOMMERCE, INC.

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

By: /s/ Andrew Van Noy	Dated: June 18, 2018

Andrew Van Noy,

Chief Executive Officer, President and Chairman

(Principal Executive Officer)

By: /s/ Gregory Boden	Dated: June 18, 2018

Gregory Boden, Chief Financial Officer and Director

(Principal Financial/Accounting Officer)

By: /s/ Zachary Bartlett	Dated: June 18, 2018

Zachary Bartlett, Director

By: /s/ Bradley Parscale	Dated: June 18, 2018

Bradley Parscale, Director

35