Form 10-Q
period 2018-06-30
CLOUDCOMMERCE, INC.
filed 2018-08-14
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2018.

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

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2018, the number of shares outstanding of the registrant’s class of common stock was 136,279,079.

2

PART I. - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$743,764	$272,321
Accounts receivable, net	1,218,737	877,570
Accounts receivable, net - related party	148,024	398,410
Prepaid and other current Assets	82,972	39,168
TOTAL CURRENT ASSETS	2,193,497	1,587,469

PROPERTY & EQUIPMENT, net	148,295	161,325

OTHER ASSETS
Lease deposit	18,600	13,300
Goodwill and other intangible assets, net	10,184,403	9,546,757
TOTAL OTHER ASSETS	10,203,003	9,560,057

TOTAL ASSETS	$12,544,795	$11,308,851

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,206,464	$1,004,203
Accrued expenses	641,323	522,794
Lines of credit	484,173	475,468
Deferred income and customer deposit	710,893	620,504
Convertible notes and interest payable, current, net	277,801	97,013
Capital lease obligation, current	32,382	32,382
Notes payable	750,000	—
Notes payable, related parties	1,657,020	670,819
TOTAL CURRENT LIABILITIES	5,760,056	3,423,183

LONG TERM LIABILITIES
Capital lease obligation, long term	38,704	54,693
Deferred tax liability	910,780	1,021,566
Accrued expenses, long term	205,703	207,803
TOTAL LONG TERM LIABILITIES	1,155,187	1,284,062

TOTAL LIABILITIES	6,915,243	4,707,245
COMMITMENTS AND CONTINGENCIES (see Note 13)	—	—

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value;
5,000,000 Authorized shares:
Series A Preferred stock; 10,000 authorized, 10,000 shaes issued and
outstanding;	10	10
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and
outstanding;	18	18
Series C Preferred Stock; 25,000 authorized, 14,425 shares issued and
outstanding;	14	14
Series D Preferred Stock; 90,000 authorized, 90,000 shares issued and
outstanding;	90	90
Series E Preferred stock; 10,000 authorized, 10,000 shares issued and
outstanding;	10	10
Common stock, $0.001 par value;
2,000,000,000 authorized shares; 136,279,079 and 130,252,778 shares
issued and outstanding, respectively	136,279	130,252
Additional paid in capital	29,268,409	29,094,147
Accumulated deficit	(23,775,278)	(22,622,935)
TOTAL SHAREHOLDERS' EQUITY	5,629,552	6,601,606

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,544,795	$11,308,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

REVENUE	$2,050,766	$723,817	$3,446,042	$1,209,925
REVENUE - related party	546,884	—	2,028,317	—
TOTAL REVENUE	2,597,650	723,817	5,474,359	1,209,925

OPERATING EXPENSES
Salaries and outside services	1,462,011	784,862	2,952,351	1,563,455
Selling, general and administrative expenses	1,128,626	209,432	2,933,804	460,461
Stock based compensation	125,904	124,836	285,976	248,937
Depreciation and amortization	254,791	117,170	508,186	180,081

TOTAL OPERATING EXPENSES	2,971,332	1,236,300	6,680,317	2,452,934

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(373,682)	(512,483)	(1,205,958)	(1,243,009)

OTHER INCOME (EXPENSE)
Other expense	(39,506)	(14,111)	(63,126)	(13,072)
Loss on sale of fixed assets	—	(1,567)	(22,358)	(1,567)
Gain on extinguishment of debt	5,750		5,750
Interest expense	(59,336)	(33,024)	(102,437)	(63,783)

TOTAL OTHER INCOME (EXPENSE)	(93,092)	(48,702)	(182,171)	(78,422)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(466,774)	(561,185)	(1,388,129)	(1,321,431)

PROVISION (BENEFIT) FOR INCOME TAXES	(105,795)	(400)	(235,786)	(400)

NET LOSS	(360,979)	(560,785)	(1,152,343)	(1,321,031)

PREFERRED DIVIDENDS	75,315	20,000	129,794	40,000

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(436,294)	$(580,785)	$(1,282,137)	$(1,361,031)

NET LOSS PER SHARE
BASIC	$(0.00)	$(0.01)	$(0.01)	$(0.01)
DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	135,195,699	130,252,778	132,710,431	129,899,595
DILUTED	135,195,699	130,252,778	132,710,431	129,899,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	142,450	$142	130,252,778	$130,252	$29,094,147	$(22,622,935)	$6,601,606

Conversion of convertible note	—	—	6,026,301	6,027	18,079	—	24,106

Dividend on Series A Preferred stock	—	—	—	—	(40,000)	—	(40,000)

Dividend on Series D Preferred stock	—	—	—	—	(89,793)	—	(89,793)

Stock based compensation	—	—	—	—	285,976	—	285,976

Net loss	—	—	—	—	—	(1,152,343)	(1,152,343)

Balance, June 30, 2018 (unaudited)	142,450	$142	136,279,079	$136,279	$29,268,409	$(23,775,278)	$5,629,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,152,343)	$(1,321,031)
Adjustment to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	508,186	180,081
Bad debt expense	68,029	(41,467)
Stock based compensation	285,976	248,937
Loss on sale of fixed assets	22,358	1,567
Gain on extinguishment of debt	(5,750)	—
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(158,810)	(43,908)
Prepaid and other assets	(43,804)	(1,898)
Lease deposit	(5,300)	—
Increase (Decrease) in:
Accounts payable	202,261	(17,488)
Accrued expenses	183,701	61,355
Capital lease obligation	(16,503)	—
Deferred income	47,751	579,260
Deferred tax liability	(235,786)	—

NET CASH USED IN OPERATING ACTIVITIES	(300,034)	(354,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(41,304)	(6,025)
Proceeds from the sale of property and equipment	20,658	—

NET CASH USED IN INVESTING ACTIVITIES	(20,646)	(6,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid	(93,132)	(40,000)
Net proceeds (payments) on line of credit	8,705	28,659
Payments on capital lease obligation	(9,000)	—
Payments on promissory notes	(255,450)	—
Proceeds from issuance of notes payable	1,141,000	386,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	792,123	374,659

NET INCREASE IN CASH	471,443	14,042

CASH, BEGINNING OF PERIOD	272,321	16,827

CASH, END OF PERIOD	$743,764	$30,869

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$71,074	$31,119
Taxes paid	$16,156	$3,629
Conversion of notes payable to common stock	$24,106	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2018

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CloudCommerce, Inc. (“CloudCommerce,” “we,” “us,” or the “Company”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  For further information, refer to the financial statements and footnotes thereto included in the Company's transition report Form 10-KT for the transition period from July 1, 2017 to December 31, 2017.

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

The Consolidated Financial Statements include the Company and its wholly owned subsidiaries, Indaba Group, Inc., a Delaware corporation (“Indaba”), Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), WebTegrity, Inc., a Nevada corporation, Data Propria, Inc., a Nevada corporation (“Data Propria”), Parscale Media, LLC, a Texas limited liability company (“Parscale Media”), and Giles Design Bureau, Inc., a Nevada corporation (“Giles Design Bureau”). All significant inter-company transactions are eliminated in consolidation.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at June 30, 2018 and December 31, 2017 are $74,213 and $6,184 respectively.

On November 30, 2016, the Company entered into an agreement with a third party to sell the rights, with recourse, to accounts receivable amounts due from our customers to Indaba. Under the terms of the agreement, the Company may receive advances in amounts up to $400,000, based on the amounts we invoice our customers, for a period of one year. Because the Company maintains the collectability risk of all outstanding balances, we record the amounts due from customers as a secured borrowing arrangement, with the customer balances at fair value in accounts receivable, including an allowance for any balances at risk of collectability, and the amount due to the third party as a liability. On March 23, 2017, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $100,000, to a total of $500,000. As of June 30, 2018, the balance due from this arrangement was $101,326.

On October 19, 2017, the Company entered into an agreement with a third party to sell the rights, with recourse, to accounts receiveable amounts due from our customers to Parscale Digital. Under the terms of the agreement, the Company may receive advances in amounts up to $500,000, based on the amounts we invoice our customers, for a period of one year. Because the Company maintains the collectability risk of all outstanding balances, we record the amounts due from customers as a secured borrowing arrangement, with the customer balances at fair value in accounts receivable, including an allowance for any balances at risk of collectability, and the amount due to the third party as a liability. On April 12, 2018, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $250,000, to a total of $750,000. As of June 30, 2018, the balance due from this arrangement was $382,847.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2018, the Company held cash and cash equivalents in the amount of $743,764, which was held in the operating bank accounts. Of this amount, $709,668 was held in the CloudCommerce bank account. Since this amount exceeds the FDIC insured limit of $250,000, the balance at risk was $459,668.

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of the income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations includes digital advertising revenue. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 605-25, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work in either deferred revenue, as a negative liability balance, or as an asset in costs in excess of billings. The terms of services contracts generally are for periods of less than one year. The deferred revenue and customer deposits as of June 30, 2018 and December 31, 2017 was $710,893 and $620,504, respectively.

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

Included in revenue are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, furniture, supplies, and the largest component, digital advertising. We have determined, based on our review, that the amounts classified as reimbursable costs should be recorded as gross, due to the following factors:

•	The Company is the primary obligor in the arrangement;
•	We have latitude in establishing price;
•	We have discretion in supplier selection; and
•	The Company has credit risk.

During the six months ended June 30, 2018 and 2017, we included $1,813,527 and zero, respectively, in revenue, related to reimbursable costs.

The Company records revenue into the following five categories:

•	Data Sciences – Includes polling, research, modeling, data fees, consulting and reporting.
•	Design – Includes branding, photography, copyrighting, printing, signs and interior design.
•	Development – Includes website coding.
•	Digital Advertising – Includes ad spend, SEO management and digital ad support.
•	Other – Includes domain name management, account management, email marketing, web hosting, email hosting, client training, reimbursed expenses and partner commissions.

For the six months ended June 30, 2018 and 2017, revenue was disaggregated into the five categories as follows:

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Data Sciences	$226,100	$20,000	$246,100	$—	$—	$—
Design	948,012	154,731	1,102,743	—	—	—
Development	780,941	111,879	892,820	1,128,658	—	1,128,658
Digital Advertising	1,013,738	1,544,015	2,557,753	—	—	—
Other	477,251	197,692	674,943	81,267	—	81,267
Total	$3,446,042	$2,028,317	$5,474,359	$1,209,925	$—	$1,209,925

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were zero for the six months ended June 30, 2018 and 2017.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $30,449 and $3,316 for the six months ended June 30, 2018 and 2017, respectively.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2018 and December 31, 2017, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

As of June 30, 2018 and December 31, 2017, the Company had no assets or liabilities that are required to be valued on a recurring basis.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $20,832 and $13,075 for the six months ended June 30, 2018 and 2017, respectively.

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

Concentrations of Business and Credit Risk

The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk. The Company typically offers its customers credit terms. The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral. In the event of nonpayment, the Company has the ability to terminate services. As of June 30, 2018, the Company held cash and cash equivalents in the amount of $743,764, which was held in the operating bank accounts. Of this amount, $709,668 was held in the CloudCommerce bank account. Since this amount exceeds the FDIC insured limit of $250,000, the balance at risk was $459,668.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the six months ended June 30, 2018, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2018 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of operations for the six months ended June 30, 2018 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the six months ended June 30, 2018, and 2017 were $285,976 and $248,937, respectively.

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

For the six months ended June 30, 2018, the Company has excluded 154,800,000 shares of common stock underlying options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 90,000 Series D Preferred shares convertible into 225,000,000 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock and 39,158,500 shares of common stock underlying $277,801 in convertible notes, because their impact on the loss per share is anti-dilutive.

For the six months ended June 30, 2017, the Company has excluded 123,000,000 shares of common stock underlying options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, and 23,421,500 shares of common stock underlying $93,686 in convertible notes, because their impact on the loss per share is anti-dilutive.

Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the six months ended June 30, 2018, and the following pronouncements were adopted during the period.

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

3.    LIQUIDITY AND OPERATIONS

The Company had net loss of $1,152,343 for the six months ended June 30, 2018, and $1,321,031 for the six months ended June 30, 2017, and net cash used in operating activities of $300,034 and $354,592, in the same periods, respectively.

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

4. BUSINESS ACQUISITIONS

Parscale Creative, Inc.

On August 1, 2017, the Company completed the acquisition of Parscale Creative, Inc., a Nevada corporation (“Parscale Creative”). As of that date, the Company’s wholly owned operating subsidiary, Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), merged with Parscale Creative, and the name of the combined subsidiary was changed to Parscale Digital. The total purchase price of $7,945,000, was paid in the form of the issuance of ninety thousand (90,000) shares of the Company's Series D Convertible Preferred Stock, at a liquidation preference of one hundred dollars ($100) per share, plus dividend payments based on 5% of adjusted revenue of Parscale Digital. Adjusted revenue is defined as total revenue, minus digital marketing media buys. Based on the growth of the Parscale Digital, the actual amount of the dividend payments is estimated to be in the range of $850,000 and $1,300,000, over 36 months, if we achieve 0.5% to 3% monthly adjusted revenue growth. The dividend payments are recorded as a reduction to additional paid in capital. For the period from acquisition, August 1, 2017 through December 31, 2017, we paid $106,260 related to the Series D Convertible Preferred dividend, and during the six months ended June 30, 2018, we paid $53,132. As of the date of closing,

Brad Parscale, the 100% owner of Parscale Creative, was appointed to the Company’s Board of Directors. The Company assumed net liabilities of $535,000, related to this acquisition.

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

WebTegrity, LLC

On November 15, 2017, the Company completed the acquisition of WebTegrity, LLC, a Texas limited liability company (“WebTegrity”). As of that date, the Company’s operating subsidiary, Parscale Digital, Inc., a Nevada corporation, merged with WebTegrity and the name of the combined subsidiary remains unchanged as Parscale Digital. On April 16, 2018, we organized WebTegrity as a Nevada corporation, and split WebTegrity from Parscale Digital. The total purchase price of $900,000, was paid in the form of the issuance of ten thousand (10,000) shares of the Company's Series E Convertible Preferred Stock, at a liquidation preference of one hundred dollars ($100) per share.

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

On February 1, 2018, the Company entered into an amended purchase agreement which provided for the issuance of a promissory note with Mr. Parscale as consideration for the acquisition, under which the Company agreed to pay Mr. Parscale $1,000,000 in twelve equal installments, and interest of 4% on the promissory note. For the six months ended June 30, 2018, the Company made total payments of $255,450 on the promissory note, and included $13,930 in interest expense.

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

	Six months ended, June 30, 2018	Six months ended, June 30, 2017
Total revenues	$5,474,359	$4,427,416
Net income (loss)	(1,152,343)	255,460
Basic and diluted net earnings per common share	$(0.01)	$0.00

5.	INTANGIBLE ASSETS

Domain Name

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202, which is used as the main landing page for the Company. The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet. As of June 30, 2018, we have determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

Trademark

On September 22, 2015, the Company purchased the trademark rights of “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000. The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet. The trademark expires in 2020 and may be renewed for an additional 10 years. As of September 30,

2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense. For the six months ended June 30, 2018 and 2017, the Company included $345 and $345, respectively, in depreciation and amortization expense related to this trademark.

Non-Compete Agreements

On October 1, 2015, the Company acquired Indaba from three members of the limited liability company. At that time, we retained two of the members, who served as the Chief Executive Officer and Chief Technology Officer of Indaba. Both employees have non-compete agreements in place to protect the Company against the risk of either employee leaving Indaba to compete directly with us. We have calculated the value of those non-compete agreements at $201,014, with a useful life of two years, which coincides with the term of the non-compete agreement. This amount was included in depreciation and amortization expense until September 30, 2017. For the six months ended June 30, 2018 and 2017, the Company included zero and $50,254, respectively, in depreciation and amortization expense related to these non-compete agreements.

On August 1, 2017, the Company signed a merger agreement with Brad Parscale, in which Parscale Creative merged with and into Parscale Digital. The terms of the merger agreement include a non-compete agreement with Brad Parscale, for a period of three years. The Company has placed a value of this non-compete agreement at $280,000, amortized over a period of 36 months. For the six months ended June 30, 2018, we have included $46,667 in amortization expense related to this non-compete agreement. As of June 30, 2018, the balance on this intangible asset was $194,444.

Customer List

On October 1, 2015, the Company acquired Indaba, and have calculated the value of the customer list at $447,171, with a useful life of 3 years. This amount was to be included in depreciation and amortization expense until September 30, 2018. During the six months ended December 31, 2017, we determined that the Customer List intangible asset was impaired. Therefore, we have written off the remaining balance at December 31, 2017, totaling $111,793. As of June 30, 2018 the balance is zero.

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the customer list at $2,090,000, with a useful life of 3 years. For the six months ended June 30, 2018, we included $339,972 in depreciation and amortization expense related to the customer list, and as of June 30, 2018, the remaining balance of this intangible asset was $1,381,712.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the customer list at $280,000, with a useful life of 3 years. For the six months ended June 30, 2018, we included $44,815 in depreciation and amortization expense related to the customer list, and as of June 30, 2018, the remaining balance of this intangible asset was $200,497.

On February 1, 2018, the Company acquired Parscale Media, and have calculated the value of the customer list at $400,000, with a useful life of 3 years. For the six months ended June 30, 2018, we included $55,556 in depreciation and amortization expense related to the customer list, and as of June 30, 2018, the remaining balance of this intangible asset was $344,444.

Brand Name

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the brand name at $1,930,000, which is included in other assets on the balance sheet. As of June 30, 2018, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the brand name at $130,000, which is included in other assets on the balance sheet. As of June 30, 2018, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life.

On February 1, 2018, the Company acquired Parscale Media, and have calculated the value of the brand name at $100,000, which is included in other assets on the balance sheet. As of June 30, 2018, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life.

Goodwill

On August 1, 2017, the Company acquired Indaba, and have calculated the value of the goodwill at $1,128,003, which was included in other assets on the balance sheet at June 30, 2017. During the six months ended December 31, 2017, we determined that the goodwill related to the Indaba acquisition was impaired. Therefore, all remaining goodwill was written off. The amount of the write off was $1,128,003.

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

The Company’s intangible assets consist of the following:

	June 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	2,770,000	(843,346)	1,926,654	2,370,000	(403,003)	1,966,997
Non-compete agreement	280,000	(85,556)	194,444	280,000	(38,889)	241,111
Domain name and trademark	30,201	(1,896)	28,305	30,201	(1,552)	28,649
Brand name	2,160,000	—	2,160,000	2,060,000	—	2,060,000
Goodwill	5,875,000	—	5,875,000	5,250,000	—	5,250,000
Total	11,115,201	(930,798)	10,184,403	9,990,201	(443,444)	9,546,757

Total amortization expense charged to operations for the six months ended June 30, 2018 and 2017 was $487,354 and $125,127, respectively. The following table of remaining amortization of finite life intangible assets, for the years ended December 31, includes the intangible assets acquired, in addition to the CloudCommerce trademark:

2018	$488,253
2019	976,506
2020	646,953
2021	11,801
2022 and thereafter	5,690
Total	$2,129,203

6. CREDIT FACILITIES

Secured Borrowing

On November 30, 2016, Indaba entered into a 12 month agreement with a third party to sell the rights to amounts due from our customers, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement auto renewed for another twelve months. The proceeds from the facility are determined by the amounts we invoice our customers. The Company evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “line of credit” on the Balance Sheet. The principal borrowed through this facility is secured by the accounts receivable balances, in addition to the other assets of the Company. During the term of this facility, the third party lender has a first priority security interest in the Company, and therefore, we will require such third party lender’s written consent to obligate the Company further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the Company to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the six months ended June 30, 2018 and 2017, the Company included $15,079 and $31,161, respectively, in interest expense, related to this secured borrowing facility, and as of June 30, 2018 and December 31, 2017, the outstanding balances were $101,326 and $296,631, respectively.

On October 19, 2017, Parscale Digital entered into a 12 month agreement with a third party to sell the rights to amounts due from our customers, in exchange for a borrowing facility in amounts up to a total of $500,000. The agreement was amended on April 12, 2018, which increased the allowable borrowing amount by $250,000, to a maximum of $750,000. The proceeds from the facility are determined by the amounts we invoice our customers. The Company evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “line of credit” on the Balance Sheet. The principal borrowed through this facility is secured by the accounts receivable balances, in addition to the other assets of the Company. During the term of this facility, the third party lender has a first priority security interest in the Company, and will, therefore, we will require such third party lender’s written consent to obligate the Company further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the Company to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the six months ended June 30, 2018 and 2017, the Company included $16,712 and zero, respectively, in interest expense, related to this secured borrowing facility, and as of June 30, 2018 and December 31, 2017, the outstanding balances were $382,847 and $178,837, respectively.

7.    CONVERTIBLE NOTES PAYABLE

During the quarter ended December 31, 2015, the Company signed an addenda to each of its outstanding convertible notes, fixing the conversion price at $0.004. Before the addenda, the conversion price for each of the notes was tied to the trading price of the Company’s common stock. Because of that fluctuation, the Company was required to report derivative gains and losses each quarter, which was included in earnings, and an overall derivative liability balance on the balance sheet. Since the addenda, the Company has eliminated the derivative liability balance on the balance sheet and discontinued the gain/loss reporting on the income statement.

On March 25, 2013, the Company issued a convertible promissory note (the “March 2013 Note”) in the amount of up to $100,000, at which time an initial advance of $50,000 was received to cover operational expenses. The lender, a related party, advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004 per share. The March 2013 Note bears interest at a rate of 10% per year and matures on March 25, 2018. The Company is working with the lender to extend the maturity date. On May 23, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. On April 17, 2018, the lender converted $16,000 of the outstanding balance and accrued interest of $8,106 into 6,026,301 shares of common stock. The balance of the March 2013 Note, as of June 30, 2018 was $75,856, which includes $25,856 of accrued interest.

On April 20, 2018, the Company issued a convertible promissory note (the “April 2018 Note”) in the amount of up to $200,000, at which time an initial advance of $200,000 was received to cover operational expenses. The terms of the April 2018 Note, as amended, allow the lender, a related party, to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.01 per share. The April 2018 Note bears interest at a rate of 5% per year and matures on April 20, 2021. The balance of the April 2018 Note, as of June 30, 2018 was $201,945, which includes $1,945 of accrued interest.

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

Subsequent to July 31, 2017, the Company entered into the following new notes payable:

On August 3, 2017, the Company issued a promissory note (the “August 3, 2017 Note”) in the amount of $25,000, at which time the entire balance of $25,000 was received to cover operational expenses. The August 3, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 3, 2017 Note, as of June 30, 2018 is $26,332, which includes $1,332 of accrued interest.

On August 15, 2017, the Company issued a promissory note (the “August 15, 2017 Note”) in the amount of $34,000, at which time the entire balance of $34,000 was received to cover operational expenses. The August 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 15, 2017 Note, as of June 30, 2018 is $35,695, which includes $1,695 of accrued interest.

On August 28, 2017, the Company issued a promissory note (the “August 28, 2017 Note”) in the amount of $92,000, at which time the entire balance of $92,000 was received to cover operational expenses. The August 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 28, 2017 Note, as of June 30, 2018 is $96,272, which includes $4,272 of accrued interest.

On September 28, 2017, the Company issued a promissory note (the “September 28, 2017 Note”) in the amount of $63,600, at which time the entire balance of $63,600 was received to cover operational expenses. The September 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the September 28, 2017 Note, as of June 30, 2018 is $66,013, which includes $2,413 of accrued interest.

On October 11, 2017, the Company issued a promissory note (the “October 11, 2017 Note”) in the amount of $103,500, at which time the entire balance of $103,500 was received to cover operational expenses. The October 11, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 11, 2017 Note, as of June 30, 2018 is $107,215, which includes $3,715 of accrued interest.

On October 27, 2017, the Company issued a promissory note (the “October 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The October 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 27, 2017 Note, as of June 30, 2018 is $109,572, which includes $3,572 of accrued interest.

On November 15, 2017, the Company issued a promissory note (the “November 15, 2017 Note”) in the amount of $62,000, at which time the entire balance of $62,000 was received to cover operational expenses. The November 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 15, 2017 Note, as of June 30, 2018 is $63,928, which includes $1,928 of accrued interest.

On November 27, 2017, the Company issued a promissory note (the “November 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The November 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 27, 2017 Note, as of June 30, 2018 is $109,122, which includes $3,122 of accrued interest.

On November 30, 2017, the Company issued a promissory note (the “November 30, 2017 Note”) in the amount of $30,000, at which time the entire balance of $30,000 was received to cover operational expenses. The November 30, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 30, 2017 Note, as of June 30, 2018 is $30,871, which includes $871 of accrued interest.

On December 19, 2017, the Company issued a promissory note (the “December 19, 2017 Note”) in the amount of $42,000, at which time the entire balance of $42,000 was received to cover operational expenses. The December 19, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the December 19, 2017 Note, as of June 30, 2018 is $43,110, which includes $1,110 of accrued interest.

On January 3, 2018, the Company issued a promissory note (the “January 3, 2018 Note”) in the amount of $49,000, at which time the entire balance of $49,000 was received to cover operational expenses. The January 3, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 3, 2018 Note, as of June 30, 2018 is $50,195, which includes $1,195 of accrued interest.

On January 30, 2018, the Company issued a promissory note (the “January 30, 2018 Note”) in the amount of $72,000, at which time the entire balance of $72,000 was received to cover operational expenses. The January 30, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 30, 2018 Note, as of June 30, 2018 is $73,489, which includes $1489 of accrued interest.

On February 1, 2018, the Company entered into an amended purchase agreement and promissory note with Mr. Parscale, which facilitated the closing of the Parscale Media transaction and established a revised payment arrangement, under which the Company agreed to pay Mr. Parscale $1,000,000 in twelve equal installments, which includes 4% interest. For the six months ended June 30, 2018, the Company made total payments of $255,450 on the promissory note, which includes $9,181 of interest expense. For the six months ended June 30, 2018, we included $13,930 in interest expense related to this liability.

On February 2, 2018, the Company issued a promissory note (the “February 2, 2018 Note”) in the amount of $85,000, at which time the entire balance of $85,000 was received to cover operational expenses. The February 2, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the February 2, 2018 Note, as of June 30, 2018 is $86,723, which includes $1,723 of accrued interest.

As of June 30, 2018 and December 31, 2017, the notes payable due to related parties totaled $1,657,020 and $670,819, respectively.

9.    CAPITAL STOCK

At June 30, 2018 the Company’s authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock shall be entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefor, at the rate of $8 per share per annum, payable in preference and priority to any payment of any dividend on the common stock. As of June 30, 2018, the Company has 10,000 shares of Series A Preferred Stock outstanding.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock shall have a stated value of $100. The Series B Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.004 per share. Series B Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of June 30, 2018, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock shall have a stated value of $100. The Series C Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.01 per share. Series C Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of June 30, 2018, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock shall have a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue shall mean the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. Series D Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of June 30, 2018, the Company has 90,000 shares of Series D Preferred Stock outstanding.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock shall have a stated value of $100. The Series E Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.05 per share. Series E Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of June 30, 2018, the Company has 10,000 shares of Series E Preferred Stock outstanding.

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

On September 18, 2017, we granted non-qualified stock options to purchase up to 1,800,000 shares of our common stock to three key employees, at a price of $0.05 per share. The stock options vest equally over a period of 36 months and expire September 18, 2022.

On January 3, 2018, we granted non-qualified stock options to purchase up to 20,000,000 shares of our common stock to three key employees, at a price of $0.04 per share. The stock options vest equally over a period of 36 months and expire January 3, 2023.

The Company used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock. The fair value of options granted during the six months ended June 30, 2018 and year ended December 31, 2017, were determined using the Black Scholes method with the following assumptions:

	Six months ended	Year ended
	June 30, 2018	December 31, 2017
Risk free interest rate	5.00%	5.00%
Stock volatility factor	397%	397%
Weighted average expected option life	5 years	5 years
Expected dividend yield	none	none

A summary of the Company’s stock option activity and related information follows:

	Six Months ended June 30, 2018		Six Months ended June 30, 2017
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding -beginning of period	134,800,000	$0.013	123,000,000	$0.013
Granted	20,000,000	$0.040	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding - end of period	154,800,000	$0.017	123,000,000	$0.013
Exercisable at the end of the period	125,738,995	$0.013	94,095,890	$0.012
Weighted average fair value of
options granted during the year		$800,000		$—

As of June 30, 2018 and December 31, 2017, the intrinsic value of the stock options was approximately $1,783,750 and $3,632,450, respectively. Stock option expense for the six months ended June 30, 2018 and 2017 was $285,976 and $248,937, respectively.

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

The weighted average remaining contractual life of options outstanding, as of June 30, 2018 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.050	1,800,000	4.22
$0.040	20,000,000	4.52
$0.015	35,000,000	4.16
$0.013	60,000,000	3.60
$0.013	15,000,000	3.72
$0.010	10,000,000	4.09
$0.005	12,500,000	1.12
$0.004	500,000	3.29
	154,800,000

Warrants

During the six months ended June 30, 2018 and 2017, the Company issued no warrants for services, and no warrants were outstanding.

11.  RELATED PARTIES

Bountiful Capital, LLC, loaned the Company $100,000 on January 12, 2016, $500,000 through multiple fundings on the April 2016 Note, $500,000 through multiple fundings on the October 2016 Note, $38,000 on May 16, 2017, $46,000 on May 30, 2017, $26,000 on June 14, 2017, $23,500 on June 29, 2017, $105,000 on July 10, 2017, $50,500 on July 14, 2017, $53,500 on July 30, 2017, $25,000 on August 3, 2017, $34,000 on August 16, 2017, $92,000 on August 28, 2017, $63,600 on September 28, 2017, $103,500 on October 11, 2017, $106,000 on October 27, 2017, $62,000 on November 15, 2017, $106,000 on November 27, 2017, $30,000 on November 30, 2017, $42,000 on December 19, 2017, $49,000 on January 3, 2018, $72,000 on January 30, 2018 and $85,000 on February 2, 2018, as unsecured promissory notes. The terms of the notes include interest of 5% and are due and payable upon demand, but in no case later than 36 months after the effective date. On July 31,

2017, notes payable amounting to $1,442,500 and accrued interest of $43,414 were converted into 14,425 shares of Series C preferred stock. At June 30, 2018, notes payable and accrued interest amount to $898,539. The Company’s chief financial officer, Greg Boden, also serves as the president of Bountiful Capital, LLC.

Brad Parscale has served on the board of directors of the Company since the acquisition of Parscale Creative on August 1, 2017. Mr. Parscale is also the owner of Parscale Strategy, LLC (“Parscale Strategy”), the largest customer of Parscale Digital. During the six months ended June 30, 2018, the Company earned $2,008,317 in revenue from providing services to Parscale Strategy, and as of June 30, 2018, Parscale Strategy had an outstanding accounts receivable of $148,024.

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

On February 1, 2018, the Company entered into an amended purchase agreement and promissory note with Mr. Parscale, which facilitated the closing of the Parscale Media transaction and established a revised payment arrangement, under which the Company agreed to pay Mr. Parscale $1,000,000 in twelve equal installments, which includes 4% interest. For the six months ended June 30, 2018, the Company made total payments of $255,450 on the promissory note, which includes $9,181 of interest expense.

On April 28, 2018, Data Propria entered into an agreement to lease approximately 2,073 square feet of office space located at 311 Sixth Street, San Antonio, TX 78215, for a period of twelve months, commensing May 1, 2018, at a cost of $4,000 per month, plus a pro rata share of building maintenance expenses. This lease was signed with a related party, Jill Giles, an employee of the Company.

12. CONCENTRATIONS

For the six months ended June 30, 2018 and 2017, the Company had one and three major customers who represented approximately 37% and 58% of total revenue. At June 30, 2018 and December 31, 2017, accounts receivable from two and four customers, represented approximately 19% and 56% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

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

On December 10, 2012, Indaba signed a lease, which commenced January 16, 2013 for approximately 3,300 square feet at 2854 Larimer Street, Denver, CO 80205, for approximately $3,500 per month. The original lease term expired February 28, 2016, but was extended until February 28, 2017, at a rate of $5,800 per month. This lease was further extended until February 28, 2018, at a rate of $5,850 per month. We did not renew this lease and moved out of the space by February 28, 2018. On February 12, 2018, we executed a lease agreement for office space at 1415 Park Avenue West, Denver, CO 80205, expiring August 14, 2018, at a cost of $800 per month. This lease was cancelled June 30, 2018.

The following is a schedule, by years, of future minimum lease payments required under the operating leases.

Years Ending December 31,	Amount
2018	$117,667
2019	204,334
2020	160,854
2021	125,984
2022	68,600

Total operating lease expense for the six months ended June 30, 2018 and 2017 was $118,957 and $52,801, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location, to make monthly payments on past due rent totaling $227,052. Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250. Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802. As of June 30, 2018, the Company recorded the outstanding balance under this settlement agreement as a long-term accrued expense, with the current portion of the debt recorded in accrued expenses. As of June 30, 2018 and December 31, 2017, the Company owed $23,100 and $25,200 on the outstanding reduced payment terms, respectively.

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

The following is a schedule of the net book value of the capital lease.

Assets	June 30, 2018	December 31, 2017
Leased equipment under capital lease,	$100,097	$100,097
less accumulated amortization	(22,761)	(13,023)
Net	$77,336	$87,075

Liabilities	June 30, 2018	December 31, 2017
Obligations under capital lease (current)	$32,382	$32,382
Obligations under capital lease (noncurrent)	37,804	$54,693
Total	$71,086	$87,075

 The following is a schedule, by years, of future minimum lease payments required under the capital lease.

Years ended December 31,	Lease Payments	Imputed Interest	Present Value of Payments
2018	$18,000	$(1,607)	$16,393
2019	36,000	(1,962)	34,038
2020	21,000	(345)	20,655
2021	—	—	—
2022	—	—	—
	$75,000	$(3,914)	$71,086

The Company is required to pay its pro rata share of taxes, building maintenance costs, and insurance in accordance with the operating lease agreements of CloudCommerce, Parscale Digital, WebTegrity, Parscale Media, Giles Design Bureau and Data Propria.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

14. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2018, there were the following non-cash financing activities:

-	On February 1, 2018, the Company acquired Parscale Media for $1,000,000 payable by a note over twelve months.
-	On April 17, 2018, a lender converted a portion of the March 2013 Note into common stock. The conversion included $16,000 of principal, plus $8,106 of interest, which was converted into 6,026,301 common shares.

During the six months ended June 30, 2017, there were no non-cash financing activities.

15.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined that there are no reportable events.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2017, and determined there was impairment of indefinite lived intangibles and goodwill from our Indaba acquisition. Accordingly, all intangible assets and goodwill related to the Indaba acquisition has been written off at that time, amounting to $1,239,796.

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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2018 and December 31, 2017, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Results of Operations for the Three Months Ended June 30, 2018, compared to the Three Months Ended June 30, 2017.

REVENUE

Total revenue for the three months ended June 30, 2018 increased by $1,873,833 to $2,597,650, compared to $723,817 for the three months ended June 30, 2017.  The increase was primarily due to revenues generated from the recently acquired Parscale Creative and WebTegrity, and the addition of the newly formed Data Propria, partially offset by a reduction in revenue at Indaba.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the three months ended June 30, 2018 increased by $677,149 to $1,462,011, compared to $784,862 for the three months ended June 30, 2017.  The increase was primarily due to expenses related to the recently acquired Parscale Creative and WebTegrity, and newly established Data Propria, due to additional employees added to payroll expense.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the three months ended June 30, 2018 increased by $919,194 to $1,128,626, compared to $209,432 for the three months ended June 30, 2017.  The increase was primarily due to operating expenses related to the recently acquired Parscale Creative and WebTegrity, and the increase in costs to maintain the additional offices in San Antonio.

STOCK BASED COMPENSATION

Stock based compensation expenses for the three months ended June 30, 2018 increased by $1,068 to $125,904, compared to $124,836 for the three months ended June 30, 2017. The increase was due to additional stock options offered to employees, partially offset by stock options that have been fully expensed.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended June 30, 2018 increased by $137,621 to $254,791, compared to $117,170 for the three months ended June 30, 2017. The increase was primarily due to additional intangible assets amortized as a result of the additional fixed and intangible assets acquired from Parscale Creative and WebTegrity.

OTHER INCOME AND EXPENSE

Total other income and expense for the three months ended June 30, 2018 increased by $44,390 to net other expense of $93,092, compared to net other expense of $48,702 for the three months ended June 30, 2017. The increase in net other expense was primarily due to the utilization of a secured borrowing arrangement, resulting in higher interest expense, as well as an increase in bad debt expense.

NET LOSS

The consolidated net loss for the three months ended June 30, 2018 was $360,979, compared to the consolidated net loss of $560,785 for the three months ended June 30, 2017.  The decrease in net loss for the period was primarily due to higher revenue, partially offset by increases in costs.

Results of Operations for the Six Months Ended June 30, 2018, compared to the Six Months Ended June 30, 2017.

REVENUE

Total revenue for the six months ended June 30, 2018 increased by $4,264,434 to $5,474,359, compared to $1,209,925 for the six months ended June 30, 2017.  The increase was primarily due to revenues generated from the recently acquired Parscale Creative and WebTegrity, and the addition of the newly formed Data Propria, partially offset by a reduction in revenue at Indaba.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the six months ended June 30, 2018 increased by $1,388,896 to $2,952,351, compared to $1,563,455 for the six months ended June 30, 2017.  The increase was primarily due to expenses related to the recently acquired Parscale Creative and WebTegrity, and newly established Data Propria, due to additional employees added to payroll expense.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the six months ended June 30, 2018 increased by $2,473,343 to $2,933,804, compared to $460,461 for the six months ended June 30, 2017.  The increase was primarily due to operating expenses related to the recently acquired Parscale Creative and WebTegrity, and the increase in costs to maintain the additional offices in San Antonio.

STOCK BASED COMPENSATION

Stock based compensation expenses for the six months ended June 30, 2018 increased by $37,039 to $285,976, compared to $248,937 for the six months ended June 30, 2017. The increase was due to additional stock options offered to employees, partially offset by stock options that have been fully expensed.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the six months ended June 30, 2018 increased by $328,105 to $508,186, compared to $180,081 for the six months ended June 30, 2017. The increase was primarily due to additional intangible assets amortized as a result of the additional fixed and intangible assets acquired from Parscale Creative and WebTegrity.

OTHER INCOME AND EXPENSE

Total other income and expense for the six months ended June 30, 2018 increased by $103,749 to net other expense of $182,171, compared to net other expense of $78,422 for the six months ended June 30, 2017. The increase in net other expense was primarily due to the utilization of a secured borrowing arrangement, resulting in higher interest expense, in addition to losses incurred from the disposal of fixed assets and an increase in bad debt expense.

NET LOSS

The consolidated net loss for the six months ended June 30, 2018 was $1,152,343, compared to the consolidated net loss of $1,321,031 for the six months ended June 30, 2017.  The decrease in net loss for the period was primarily due to higher revenue, partially offset by increases in costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($3,566,559) at June 30, 2018 compared to a net working capital deficit of ($1,835,714) at fiscal year ended December 31, 2017.

Cash flow used in operating activities was $300,034 for the six months ended June 30, 2018, compared to cash flow used in operating activities of $354,592 for the six months ended June 30, 2017. The decrease in cash flow used in operating activities of $54,558 was primarily due to increases in depreciation and amortization expense and accounts payable, partially offset by increases in accounts receivable.

Cash flow used in investing activities was $20,646 for the six months ended June 30, 2018, compared to cash flow used in investing activities of $6,025 for the six months ended June 30, 2017.  The increase in cash flow used in investing activities of $14,621 was primarily due to the purchase of computers, partially offset by the sale of other computer equipment.

Cash flow provided by financing activities was $792,123 for the six months ended June 30, 2018, compared to cash flow provided by financing activities of $374,659 for the six months ended June 30, 2017.  The increase in cash flow provided by financing activities of $417,464 was due to additional borrowings, partially offset by debt repayments and dividends paid.

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

Based on that evaluation, our management concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective due to the following material weaknesses:

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

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2018 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in “Risk Factors” in our transition report on Form 10-KT/A filed with the SEC on June 18, 2018.

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

CLOUDCOMMERCE, INC.
(Registrant)

Dated: August 14, 2018	By:	/s/ Andrew Van Noy
Andrew Van Noy Chief Executive Officer and President (Principal Executive Officer)
/s/ Gregory Boden
Gregory Boden Chief Financial Officer (Principal Financial and Accounting Officer)

