Form 10-Q
period 2018-09-30
CLOUDCOMMERCE, INC.
filed 2018-11-14
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2018.

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number: 000-13215

CLOUDCOMMERCE, INC.
(Exact name of registrant as specified in its charter)

NEVADA	30-0050402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

321 Sixth Street, San Antonio, TX 78215
(Address of principal executive offices) (Zip Code)

(805) 964-3313
Registrant’s telephone number, including area code

1933 Cliff Drive, Suite 1, Santa Barbara, CA 93109
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

As of November 13, 2018, the number of shares outstanding of the registrant’s class of common stock was 137,512,588.

2

PART I. - FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$326,179	$272,321
Accounts receivable, net	1,569,243	877,570
Accounts receivable, net - related party	549,565	398,410
Costs in excess of billings	211,383	60,402
Prepaid and other current Assets	40,388	34,193
TOTAL CURRENT ASSETS	2,696,758	1,642,896

PROPERTY & EQUIPMENT, net	146,727	161,325

OTHER ASSETS
Lease deposit	17,800	13,300
Goodwill and other intangible assets, net	9,940,276	9,546,757
TOTAL OTHER ASSETS	9,958,076	9,560,057

TOTAL ASSETS	$12,801,561	$11,364,278

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,588,433	$1,004,203
Accrued expenses	602,440	522,794
Lines of credit	578,238	475,468
Deferred income	107,712	—
Customer deposit	852,905	675,931
Convertible notes and interest payable, current, net	281,582	97,013
Capital lease obligation, current	33,616	32,382
Notes payable	562,500	—
Notes payable, related parties	1,577,884	670,819
TOTAL CURRENT LIABILITIES	6,185,310	3,478,610

LONG TERM LIABILITIES
Capital lease obligation, long term	29,324	54,693
Deferred tax liability	804,986	1,021,566
Accrued expenses, long term	204,653	207,803
TOTAL LONG TERM LIABILITIES	1,038,963	1,284,062

TOTAL LIABILITIES	7,224,273	4,762,672
COMMITMENTS AND CONTINGENCIES (see Note 13)	—	—

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value;
5,000,000 Authorized shares:
Series A Preferred stock; 10,000 authorized, 10,000 shaes issued and
outstanding;	10	10
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and
outstanding;	18	18
Series C Preferred Stock; 25,000 authorized, 14,425 shares issued and
outstanding;	14	14
Series D Preferred Stock; 90,000 authorized, 90,000 shares issued and
outstanding;	90	90
Series E Preferred stock; 10,000 authorized, 10,000 shares issued and
outstanding;	10	10
Common stock, $0.001 par value;
2,000,000,000 authorized shares; 137,512,588 and 130,252,778 shares
issued and outstanding, respectively	137,513	130,252
Additional paid in capital	29,326,154	29,094,147
Accumulated deficit	(23,886,521)	(22,622,935)
TOTAL SHAREHOLDERS' EQUITY	5,577,288	6,601,606

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,801,561	$11,364,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

REVENUE	$2,879,414	$1,632,620	$6,188,320	$2,842,545
REVENUE - related party	397,438	754,379	2,562,290	754,379
TOTAL REVENUE	3,276,852	2,386,999	8,750,610	3,596,924

OPERATING EXPENSES
Salaries and outside services	1,679,547	1,219,260	4,602,802	2,782,715
Selling, general and administrative expenses	1,359,153	1,178,155	4,385,178	1,638,616
Stock based compensation	110,027	132,824	396,004	381,761
Depreciation and amortization	254,305	267,631	762,490	447,712

TOTAL OPERATING EXPENSES	3,403,032	2,797,870	10,146,474	5,250,804

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(126,180)	(410,871)	(1,395,864)	(1,653,880)

OTHER INCOME (EXPENSE)
Other expense	330	—	330	(13,072)
Loss on sale of fixed assets	(2,084)	—	(24,442)	(1,567)
Gain on extinguishment of debt	—	—	—	—
Interest expense	(82,754)	(24,015)	(185,191)	(87,798)

TOTAL OTHER INCOME (EXPENSE)	(84,508)	(24,015)	(209,303)	(102,437)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(210,688)	(434,886)	(1,605,167)	(1,756,317)

PROVISION (BENEFIT) FOR INCOME TAXES	(105,795)	(78,815)	(341,581)	(79,215)

NET LOSS	(104,893)	(356,071)	(1,263,586)	(1,677,102)

PREFERRED DIVIDENDS	51,049	20,000	180,842	60,000

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(155,942)	$(376,071)	$(1,444,428)	$(1,737,102)

NET LOSS PER SHARE
BASIC	$(0.00)	$(0.00)	$(0.01)	$(0.01)
DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	136,292,785	130,252,778	133,917,766	130,252,778
DILUTED	136,292,785	130,252,778	133,917,766	130,252,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	142,450	$142	130,252,778	$130,252	$29,094,147	$(22,622,935)	$6,601,606

Conversion of convertible note	—	—	6,026,301	6,027	18,079	—	24,106

Dividend on Series A Preferred stock	—	—	—	—	(60,000)	—	(60,000)

Dividend on Series D Preferred stock	—	—	—	—	(120,842)	—	(120,842)

Stock based compensation	—	—	—	—	396,004	—	396,004

Stock Option Exercise	—	—	1,233,509	1,234	(1,234)	—	—

Net loss	—	—	—	—	—	(1,263,586)	(1,263,586)

Balance, September 30, 2018 (unaudited)	142,450	$142	137,512,588	$137,513	$29,326,154	$(23,886,521)	$5,577,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,263,586)	$(1,677,102)
Adjustment to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	762,490	447,712
Bad debt expense	213,960	(37,307)
Non-cash compensation expense	396,004	381,761
Loss on sale of fixed assets	24,442	1,567
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(1,056,788)	(709,047)
Costs in excess of billings	(211,383)	—
Prepaid and other assets	(1,220)	(23,636)
Lease deposit	(4,500)	(78,815)
Accounts payable	584,230	483,093
Accrued expenses	(68,896)	359,806
Change in lease obligation	(24,135)	—
Customer Deposits	176,974	11,844
Deferred income	163,139	51,127
Deferred taxes	(341,580)	—

NET CASH USED IN OPERATING ACTIVITIES	(650,849)	(788,997)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(53,356)	(6,522)
Proceeds from the sale of fixed assets	39,503	—
Net cash on acquisitions	—	200,000

NET CASH USED IN /PROVIDED BY INVESTING ACTIVITIES	(13,853)	193,478

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividend	(157,610)	(60,000)
Proceeds on line of credit	102,770	105,466
Payments on capital lease obligation	(27,000)	—
Principal payments on debt	(340,600)	—
Proceeds from issuance of notes payable	1,141,000	640,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	718,560	686,066

NET INCREASE IN CASH	53,858	90,547

CASH, BEGINNING OF PERIOD	272,321	16,827

CASH, END OF PERIOD	$326,179	$107,374

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$121,545	$47,384
Taxes paid	$17,545	$3,629
Non-cash financing activities:
Conversion of notes payable to common stock	$24,106	$6,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2018

1.  BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of CloudCommerce, Inc. (“CloudCommerce,” “we,” “us,” or the “Company”) and its wholly-owned subsidiaries, have been in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”)..  The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by generally accepted accounting principles (“GAAP”) and should be read in conjunction with our consolidated financial statements and footnotes filed with the SEC in the Company's transition report Form 10-KT for the transition period from July 1, 2017 to December 31, 2017. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of CloudCommerce is presented to assist in understanding the Company’s Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the Condensed Consolidated Financial Statements.

The Condensed Consolidated Financial Statements include the Company and its wholly owned subsidiaries, Indaba Group, Inc., a Delaware corporation (“Indaba”), Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), WebTegrity, Inc., a Nevada corporation (“WebTegrity”), Data Propria, Inc., a Nevada corporation (“Data Propria”), Parscale Media, LLC, a Texas limited liability company (“Parscale Media”), and Giles Design Bureau, Inc., a Nevada corporation (“Giles Design Bureau”). All significant inter-company transactions are eliminated in consolidation.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at September 30, 2018 and December 31, 2017 are $4,046 and $6,184 respectively.

On November 30, 2016, the Company entered into an agreement with a third party to sell the rights, with recourse, to accounts receivable amounts due from our customers to Indaba. Under the terms of the agreement, the Company may receive advances in amounts up to $400,000, based on the amounts we invoice our customers, for a period of one year. Because the Company maintains the collectability risk of all outstanding balances, we record the amounts due from customers as a secured borrowing arrangement, with the customer balances at fair value in accounts receivable, including an allowance for any balances at risk of collectability, and the amount due to the third party as a liability. On March 23, 2017, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $100,000, to a total of $500,000. As of September 30, 2018, the balance due from this arrangement was zero.

On October 19, 2017, the Company entered into an agreement with a third party to sell the rights, with recourse, to accounts receivable amounts due from our customers to Parscale Digital. Under the terms of the agreement, the Company may receive advances in amounts up to $500,000, based on the amounts we invoice our customers, for a period of one year. Because the Company maintains the collectability risk of all outstanding balances, we record the amounts due from customers as a secured borrowing arrangement, with the customer balances at fair value in accounts receivable, including an allowance for any balances at risk of collectability, and the amount due to the third party as a liability. On April 12, 2018, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $250,000, to a total of $750,000. As of September 30, 2018, the balance due from this arrangement was $488,485.

On August 2, 2018, the Company entered into agreements with a third party to sell the rights, with recourse, to accounts receivable amounts due from our customers to Giles Design Bureau, WebTegrity and Data Propria. Under the terms of the agreements, the Company may receive advances in amounts up to $150,000, $150,000 and $600,000, respectively, based on the amounts we invoice our customers, for a period of one year. Because the Company maintains the collectability risk of all outstanding balances, we record the amounts due from customers as a secured borrowing arrangement, with the customer balances at fair value in accounts receivable, including an allowance for any balances at risk of collectability, and the amount due to the third party as a liability. As of September 30, 2018, the balance due from these arrangement was $88,928, zero, and $825, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.. Estimates are primarily used in our revenue recognition, the allowance for doubtful account receivable, fair value assumptions in accounting for business combinations and analyzing goodwill, intangible assets and long-lived asset impairments and adjustments, the deferred tax valuation allowance, and the fair value of stock options and warrants.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2018, the Company held cash and cash equivalents in the amount of $326,179, which was held in the operating bank accounts. Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000.

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of the income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations includes digital advertising revenue. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 606, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work in an asset in costs in excess of billings. The terms of services contracts generally are for periods of less than one year. The deferred revenue as of September 30, 2018 and December 31, 2017 was $107,712 and zero, respectively. The customer deposits as of September 30, 2018 and December 31, 2017 was $852,905 and $675,931, respectively.

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

Included in revenue are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, furniture, supplies, and the largest component, digital advertising. We have determined, based on our review, that the amounts classified as reimbursable costs should be recorded as gross, due to the following factors:

•	The Company is the primary obligor in the arrangement;
•	We have latitude in establishing price;
•	We have discretion in supplier selection; and
•	The Company has credit risk.

During the nine months ended September 30, 2018 and 2017, we included $5,385,924 and $914,871 respectively, in revenue, related to reimbursable costs.

The Company records revenue into the following five categories:

•	Data Sciences – Includes polling, research, modeling, data fees, consulting and reporting.
•	Design – Includes branding, photography, copyrighting, printing, signs and interior design.
•	Development – Includes website coding.
•	Digital Advertising – Includes ad spend, SEO management and digital ad support.
9

•	Other – Includes domain name management, account management, email marketing, web hosting, email hosting, client training, reimbursed expenses and partner commissions.

For the nine months ended September 30, 2018 and 2017, revenue was disaggregated into the five categories as follows:

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Data Sciences	$686,600	$34,550	$721,150	$—	$—	$—
Design	1,057,669	196,033	1,253,702	338,703	15,295	353,998
Development	786,302	117,894	904,196	1,915,776	14,057	1,929,833
Digital Advertising	2,610,276	1,738,023	4,348,299	291,054	493,505	784,559
Other	1,047,473	475,790	1,523,263	301,012	227,522	528,534
Total	$6,188,320	$2,562,290	$8,750,610	$2,846,545	$750,379	$3,596,924

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were zero for the nine months ended September 30, 2018 and 2017.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $32,800 and $16,561 for the nine months ended September 30, 2018 and 2017, respectively.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2018 and December 31, 2017, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Fair value is defined as the price to sell an asset or transfer a liability, between market participants at the measurement date. Fair value measurements assume that the asset or liability is (1) exchanged in an orderly manner, (2) the exchange is in the principal market for that asset or liability, and (3) the market participants are independent, knowledgeable, able and willing to transact an exchange. Fair value accounting and reporting establishes a framework for measuring fair value by creating a hierarchy for observable independent market inputs and unobservable market assumptions and expands disclosures about fair value measurements. Considerable judgment is required to interpret the market data used to develop fair value estimates. As such, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current exchange. The use of different market assumptions and/or estimation methods could have a material effect on the estimated fair value.

As of September 30, 2018, and December 31, 2017, the Company had no assets or liabilities that are required to be valued on a recurring basis.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $31,009 and $24,579 for the nine months ended September 30, 2018 and 2017, respectively.

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

Concentrations of Business and Credit Risk

The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk. The Company typically offers its customers credit terms. The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral. In the event of nonpayment, the Company has the ability to terminate services. As of September 30, 2018, the Company held cash and cash equivalents in the amount of $326,179, which was held in the operating bank accounts. Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the nine months ended September 30, 2018, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2018 based on the grant date fair value estimated.

Stock-based compensation expense recognized in the statement of operations for the nine months ended September 30, 2018 is based on awards ultimately expected to vest, or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the nine months ended September 30, 2018, and 2017 were $396,004 and $381,761, respectively.

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

For the nine months ended September 30, 2018, the Company has excluded 151,475,799 shares of common stock underlying options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 90,000 Series D Preferred shares convertible into 225,000,000 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock and 39,725,600 shares of common stock underlying $281,582 in convertible notes, because their impact on the loss per share is anti-dilutive.

For the nine months ended September 30, 2017, the Company has excluded 134,800,000 shares of common stock underlying options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, and 23,837,250 shares of common stock underlying $95,349 in convertible notes, because their impact on the loss per share is anti-dilutive.

Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive.

Recently Issued Accounting Pronouncements

  Management reviewed accounting pronouncements issued during the nine months ended September 30, 2018, and the following pronouncements were adopted during the period.

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

ASU 2014-09 supersedes existing guidance on revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires a number of disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The Company adopted the new standard effective January 1, 2018 using the modified retrospective method applied to those contracts that were not completed or substantially completed as of January 1, 2018. The timing and measurement of revenue recognition under the new standard is not materially different than under the old standard. The adoption of the new standard did not have an impact on the Company’s Condensed Consolidated Financial Statements.

In January 2017, the FASB issued 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Condensed Consolidated Financial Statements and related disclosures.

Management reviewed the following accounting pronouncement related to a future period:

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees will need to recognize a right-of-use asset and a lease liability for all of their leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases must be classified as either operating or finance. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will result in a front-loaded pattern, similar to current capital leases.  ASU 2016-02 becomes effective for the fiscal year ended December 31, 2018. We are currently evaluating the impact it will have on our Condensed Consolidated Financial Statements.

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.  For the period ended September 30, 2018, we used the federal tax rate of 25% in our determination of the deferred tax assets and liabilities balances.

3.    LIQUIDITY AND OPERATIONS

The Company had net loss of $1,263,586 for the nine months ended September 30, 2018, and $1,677,102 for the nine months ended September 30, 2017, and net cash used in operating activities of $650,849 and $788,997, in the same periods, respectively.

While the Company expects that its capital needs in the foreseeable future may be met by cash-on-hand and projected positive cash-flow, there is no assurance that the Company will be able to generate enough positive cash flow or have sufficient capital to finance its growth and business operations, or that such capital will be available on terms that are favorable to the Company or at all. In the current financial environment, it could become difficult for the Company to obtain working capital and other business financing.  There is no assurance that the Company would be able to obtain additional working capital through the sale of its securities or from any other source.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying Condensed Consolidated Financial Statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception. It is management’s plan to generate additional working capital from increasing sales from its desktop and mobile service offerings, and then continue to pursue its business plan and purposes.

4. BUSINESS ACQUISITIONS

Parscale Creative, Inc.

On August 1, 2017, the Company completed the acquisition of Parscale Creative, Inc., a Nevada corporation (“Parscale Creative”). As of that date, the Company’s wholly owned operating subsidiary, Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), merged with Parscale Creative, and the name of the combined subsidiary was changed to Parscale Digital. The total purchase price of $7,945,000, was paid in the form of the issuance of ninety thousand (90,000) shares of the Company's Series D Convertible Preferred Stock, at a liquidation preference of one hundred dollars ($100) per share, plus dividend payments based on 5% of adjusted revenue of Parscale Digital. Adjusted revenue is defined as total revenue, minus digital marketing media buys. Based on the growth of the Parscale Digital, the actual amount of the dividend payments is estimated to be in the range of $850,000 and $1,300,000, over 36 months, if we achieve 0.5% to 3% monthly adjusted revenue growth. The dividend payments are recorded as a reduction to additional paid in capital. For the period from acquisition, August 1, 2017 through December 31, 2017, we paid $106,260 related to the Series D Convertible Preferred dividend, and during the nine months ended September 30, 2018, we paid $97,610. As of the date of closing, Brad Parscale, the 100% owner of Parscale Creative, was appointed to the Company’s Board of Directors. The Company assumed net liabilities of $535,000, related to this acquisition.

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

WebTegrity, LLC

On November 15, 2017, the Company completed the acquisition of WebTegrity. As of that date, the Company’s operating subsidiary, Parscale Digital, Inc., a Nevada corporation, merged with WebTegrity and the name of the combined subsidiary remained unchanged as Parscale Digital. On April 16, 2018, we organized WebTegrity as a Nevada corporation, and split WebTegrity from Parscale Digital. The total purchase price of $900,000, was paid in the form of the issuance of ten thousand (10,000) shares of the Company's Series E Convertible Preferred Stock, at a liquidation preference of one hundred dollars ($100) per share.

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

On February 1, 2018, the Company entered into an amended purchase agreement which provided for the issuance of a promissory note to Mr. Parscale as consideration for the acquisition, under which the Company agreed to pay Mr. Parscale $1,000,000 in twelve equal installments, and interest of 4% on the promissory note. For the nine months ended September 30, 2018, the Company made total payments of $350,600 on the promissory note, which includes $11,693 of interest expense. For the nine months ended September 30, 2018, we included $18,979 in interest expense related to this liability.

Current assets
Brand name	$100,000
Customer list	400,000
Goodwill	625,000
Deferred tax liability	(125,000)
Total purchase price	$1,000,000

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisitions of Parscale Creative and WebTegrity had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the period presented.

	Nine months ended, September 30, 2018	Nine months ended, September 30, 2017
Total revenues	$8,759,175	$7,387,847
Net income (loss)	(1,245,592)	233,797
Basic and diluted net earnings per common share	$(0.01)	$0.00

5.	INTANGIBLE ASSETS

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

Trademark

On September 22, 2015, the Company purchased the trademark rights of “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000. The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet. The trademark expires in 2020 and may be renewed for an additional 10 years. As of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense. For the nine months ended September 30, 2018 and 2017, the Company included $517 and $517, respectively, in depreciation and amortization expense related to this trademark.

Non-Compete Agreements

On August 1, 2017, the Company entered into a merger agreement with Brad Parscale, pursuant to which Parscale Creative merged with and into Parscale Digital. The terms of the merger agreement include a non-compete agreement with Brad Parscale, for a period of three years. The Company has placed a value of this non-compete agreement at $280,000, amortized over a period of 36 months. For the nine months ended September 30, 2018, we have included $70,000 in amortization expense related to this non-compete agreement. As of September 30, 2018, the balance on this intangible asset was $171,111.

Customer List

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the customer list acquired at $2,090,000, with a useful life of 3 years. For the nine months ended September 30, 2018, we included $505,778 in depreciation and amortization expense related to the customer list, and as of September 30, 2018, the remaining balance of this intangible asset was $1,215,907.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the customer list acquired at $280,000, with a useful life of 3 years. For the nine months ended September 30, 2018, we included $66,297 in depreciation and amortization expense related to the customer list, and as of September 30, 2018, the remaining balance of this intangible asset was $179,015.

On February 1, 2018, the Company acquired Parscale Media, and have calculated the value of the customer list acquired at $400,000, with a useful life of 3 years. For the nine months ended September 30, 2018, we included $88,889 in depreciation and amortization expense related to the customer list, and as of September 30, 2018, the remaining balance of this intangible asset was $311,111.

Brand Name

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the brand name at $1,930,000, which is included in other assets on the balance sheet. As of August 1, 2017, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the brand name at $130,000, which is included in other assets on the balance sheet. As of November 15, 2017, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life.

On February 1, 2018, the Company acquired Parscale Media, and have calculated the value of the brand name at $100,000, which is included in other assets on the balance sheet. As of February 1, 2018, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life.

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

The Company’s intangible assets consist of the following:

	September 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	$2,770,000	$(1,063,967)	$1,706,033	$2,370,000	$(403,003)	$1,966,997
Non-compete agreement	280,000	(108,889)	171,111	280,000	(38,889)	241,111
Domain name and trademark	30,201	(2,069)	28,132	30,201	(1,552)	28,649
Brand name	2,160,000	—	2,160,000	2,060,000	—	2,060,000
Goodwill	5,875,000	—	5,875,000	5,250,000	—	5,250,000
Total	$11,115,201	$(1,174,925)	$9,940,276	$9,990,201	$(443,444)	$9,546,757

Total amortization expense charged to operations for the nine months ended September 30, 2018 and 2017 was $731,481 and $428,596, respectively. The following table of remaining amortization of finite life intangible assets, for the years ended December 31, includes the intangible assets acquired, in addition to the CloudCommerce trademark:

2018	$244,126
2019	976,506
2020	646,953
2021	11,801
2022 and thereafter	5,690
Total	$1,885,076

6. CREDIT FACILITIES

Secured Borrowing

On November 30, 2016, Indaba entered into a 12 month agreement with a third party to sell the rights to amounts due from our customers, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement auto renewed for another twelve months. The proceeds from the facility are determined by the amounts we invoice our customers. The Company evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “line of credit” on the Balance Sheet. The principal borrowed through this facility is secured by the accounts receivable balances, in addition to the other assets of Indaba. During the term of this facility, the third party lender has a first priority security interest in Indaba, and therefore, we will require such third party lender’s written consent to obligate Indaba further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for Indaba to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the nine months ended September 30, 2018 and 2017, the Company included $16,008 and $43,968, respectively, in interest expense, related to this secured borrowing facility, and as of September 30, 2018 and December 31, 2017, the outstanding balances were zero and $296,631, respectively.

On October 19, 2017, Parscale Digital entered into a 12 month agreement with a third party to sell the rights to amounts due from our customers, in exchange for a borrowing facility in amounts up to a total of $500,000. The agreement was amended on April 12, 2018, which increased the allowable borrowing amount by $250,000, to a maximum of $750,000. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “line of credit” on the Balance Sheet. The principal borrowed through this facility is secured by the accounts receivable balances, in addition to the other assets of Parscale Digital.

During the term of this facility, the third party lender has a first priority security interest in Parscale Digital, and will, therefore, we will require such third party lender’s written consent to obligate it further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for Parscale Digital to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the nine months ended September 30, 2018 and 2017, the Company included $53,491 and zero, respectively, in interest expense, related to this secured borrowing facility, and as of September 30, 2018 and December 31, 2017, the outstanding balances were $488,485 and $178,837, respectively.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into a 12 month agreements with a third party to sell the rights to amounts due from our customers, in exchange for borrowing facilities in amounts up to a total of $150,000, $150,000 and $600,000, respectively. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “line of credit” on the Balance Sheet. The principal borrowed through these facilities are secured by the accounts receivable balances, in addition to the other assets of the respective entities. During the term of these facilities, the third party lender has a first priority security interest in the respective entities, and will, therefore, we will require such third party lender’s written consent to obligate the entities further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the entities to secure additional secured borrowing facilities. The cost of this secured borrowing facilities is 0.056%, 0.056% and 0.049%, respectively, of the daily balance. During the nine months ended September 30, 2018 and 2017, the Company included $3,526 and zero, respectively, in interest expense, related to these secured borrowing facilities, and as of September 30, 2018 and December 31, 2017, the combined outstanding balances were $89,753 and zero, respectively.

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

On March 25, 2013, the Company issued a convertible promissory note (the “March 2013 Note”) in the amount of up to $100,000, at which time an initial advance of $50,000 was received to cover operational expenses. The lender, a related party, advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004 per share. The March 2013 Note bears interest at a rate of 10% per year and matured on March 25, 2018. The Company is working with the lender to extend the maturity date. On May 23, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. On April 17, 2018, the lender converted $16,000 of the outstanding balance and accrued interest of $8,106 into 6,026,301 shares of common stock. The balance of the March 2013 Note, as of September 30, 2018 was $77,116, which includes $27,116 of accrued interest.

On April 20, 2018, the Company issued a convertible promissory note (the “April 2018 Note”) in the amount of up to $200,000, at which time an initial advance of $200,000 was received to cover operational expenses. The terms of the April 2018 Note, as amended, allow the lender, a related party, to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.01 per share. The April 2018 Note bears interest at a rate of 5% per year and matures on April 20, 2021. The balance of the April 2018 Note, as of September 30, 2018 was $204,466, which includes $4,466 of accrued interest.

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

Subsequent to July 31, 2017, the Company entered into the following new notes payable:

On August 3, 2017, the Company issued a promissory note (the “August 3, 2017 Note”) in the amount of $25,000, at which time the entire balance of $25,000 was received to cover operational expenses. The August 3, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 3, 2017 Note, as of September 30, 2018 is $26,647, which includes $1,647 of accrued interest.

On August 15, 2017, the Company issued a promissory note (the “August 15, 2017 Note”) in the amount of $34,000, at which time the entire balance of $34,000 was received to cover operational expenses. The August 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 15, 2017 Note, as of September 30, 2018 is $36,124, which includes $2,124 of accrued interest.

On August 28, 2017, the Company issued a promissory note (the “August 28, 2017 Note”) in the amount of $92,000, at which time the entire balance of $92,000 was received to cover operational expenses. The August 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 28, 2017 Note, as of September 30, 2018 is $97,432, which includes $5,432 of accrued interest.

On September 28, 2017, the Company issued a promissory note (the “September 28, 2017 Note”) in the amount of $63,600, at which time the entire balance of $63,600 was received to cover operational expenses. The September 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the September 28, 2017 Note, as of September 30, 2018 is $66,815, which includes $3,215 of accrued interest.

On October 11, 2017, the Company issued a promissory note (the “October 11, 2017 Note”) in the amount of $103,500, at which time the entire balance of $103,500 was received to cover operational expenses. The October 11, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 11, 2017 Note, as of September 30, 2018 is $108,519, which includes $5,019 of accrued interest.

On October 27, 2017, the Company issued a promissory note (the “October 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The October 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 27, 2017 Note, as of September 30, 2018 is $110,908, which includes $4,908 of accrued interest.

On November 15, 2017, the Company issued a promissory note (the “November 15, 2017 Note”) in the amount of $62,000, at which time the entire balance of $62,000 was received to cover operational expenses. The November 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 15, 2017 Note, as of September 30, 2018 is $64,709, which includes $2,709 of accrued interest.

On November 27, 2017, the Company issued a promissory note (the “November 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The November 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 27, 2017 Note, as of September 30, 2018 is $110,458, which includes $4,458 of accrued interest.

On November 30, 2017, the Company issued a promissory note (the “November 30, 2017 Note”) in the amount of $30,000, at which time the entire balance of $30,000 was received to cover operational expenses. The November 30, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 30, 2017 Note, as of September 30, 2018 is $31,249, which includes $1,249 of accrued interest.

On December 19, 2017, the Company issued a promissory note (the “December 19, 2017 Note”) in the amount of $42,000, at which time the entire balance of $42,000 was received to cover operational expenses. The December 19, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the December 19, 2017 Note, as of September 30, 2018 is $43,640, which includes $1,640 of accrued interest.

On January 3, 2018, the Company issued a promissory note (the “January 3, 2018 Note”) in the amount of $49,000, at which time the entire balance of $49,000 was received to cover operational expenses. The January 3, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 3, 2018 Note, as of September 30, 2018 is $50,812, which includes $1,812 of accrued interest.

On January 30, 2018, the Company issued a promissory note (the “January 30, 2018 Note”) in the amount of $72,000, at which time the entire balance of $72,000 was received to cover operational expenses. The January 30, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 30, 2018 Note, as of September 30, 2018 is $74,397, which includes $2,397 of accrued interest.

On February 1, 2018, the Company entered into an amended purchase agreement and promissory note with Mr. Parscale, which facilitated the closing of the Parscale Media transaction and established a revised payment arrangement, under which the Company agreed to pay Mr. Parscale $1,000,000 in twelve equal installments, which includes 4% interest. For the nine months ended September 30, 2018, the Company made total payments of $350,600 on the promissory note, which includes $11,693 of interest expense. For the nine months ended September 30, 2018, we included $18,979 in interest expense related to this liability.

On February 2, 2018, the Company issued a promissory note (the “February 2, 2018 Note”) in the amount of $85,000, at which time the entire balance of $85,000 was received to cover operational expenses. The February 2, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the February 2, 2018 Note, as of September 30, 2018 is $87,795, which includes $2,795 of accrued interest.

As of September 30, 2018, and December 31, 2017, the notes payable due to related parties totaled $1,859,466 and $767,832, respectively.

9.    CAPITAL STOCK

At September 30, 2018 the Company’s authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefor, at the rate of $8 per share per annum, payable in preference and priority to any payment of any dividend on the common stock. As of September 30, 2018, the Company has 10,000 shares of Series A Preferred Stock outstanding.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock has a stated value of $100. The Series B Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.004 per share. Series B Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of September 30, 2018, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $100. The Series C Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.01 per share. Series C Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of September 30, 2018, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock has a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue shall mean the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. Series D Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of September 30, 2018, the Company has 90,000 shares of Series D Preferred Stock outstanding.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock shall have a stated value of $100. The Series E Preferred Stock is convertible into shares of fully paid and non-

assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.05 per share. Series E Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of September 30, 2018, the Company has 10,000 shares of Series E Preferred Stock outstanding.

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

The following options were issued outside of the Warp 9, Inc. Stock Option Plan:

On August 1, 2017, we granted non-qualified stock options to purchase up to 10,000,000 shares of our common stock to a key employee, at a price of $0.01 per share. The stock options vest equally over a period of 36 months and expire August 1, 2022. On September 30, 2018, the employee exercised, on a cashless basis, 3,324,201 options, resulting in 1,233,509 shares of common stock.

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

The Company used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock. The fair value of options granted during the nine months ended September 30, 2018 and year ended December 31, 2017, were determined using the Black Scholes method with the following assumptions:

	Nine months ended	Year ended
	September 30, 2018	December 31, 2017
Risk free interest rate	5.00%	5.00%
Stock volatility factor	397%	397%
Weighted average expected option life	5 years	5 years
Expected dividend yield	none	none

A summary of the Company’s stock option activity and related information follows:

	Nine Months ended September 30, 2018		Nine Months ended September 30, 2017
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding -beginning of period	154,800,000	$0.017	123,000,000	$0.013
Granted	—	$—	11,800,000	$0.016
Exercised	(3,324,201)	$0.010	—	$—
Forfeited	—	$—	—	$—
Outstanding - end of period	151,475,799	$0.017	134,800,000	$0.013
Exercisable at the end of the period	129,108,310	$0.014	103,905,571	$0.013
Weighted average fair value of
options granted during the year		$800,000		$190,000

As of September 30, 2018 and December 31, 2017, the intrinsic value of the stock options was approximately $719,750 and $3,632,450, respectively. Stock option expense for the nine months ended September 30, 2018 and 2017 was $396,004 and $381,761, respectively.

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

The weighted average remaining contractual life of options outstanding, as of September 30, 2018 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.050	1,800,000	3.97
$0.040	20,000,000	4.26
$0.015	35,000,000	3.90
$0.013	60,000,000	3.35
$0.013	15,000,000	3.47
$0.010	6,675,799	3.84
$0.005	12,500,000	0.87
$0.004	500,000	3.04
	151,475,799

Warrants

During the nine months ended September 30, 2018 and 2017, the Company issued no warrants for services, and no warrants were outstanding.

11.  RELATED PARTIES

Bountiful Capital, LLC, loaned the Company $100,000 on January 12, 2016, $500,000 through multiple fundings on the April 2016 Note, $500,000 through multiple fundings on the October 2016 Note, $38,000 on May 16, 2017, $46,000 on May 30, 2017, $26,000 on June 14, 2017, $23,500 on June 29, 2017, $105,000 on July 10, 2017, $50,500 on July 14, 2017, $53,500 on July 30, 2017, $25,000 on August 3, 2017, $34,000 on August 16, 2017, $92,000 on August 28, 2017, $63,600 on September 28, 2017, $103,500 on October 11, 2017, $106,000 on October 27, 2017, $62,000 on November 15, 2017, $106,000 on November 27, 2017, $30,000 on November 30, 2017, $42,000 on December 19, 2017, $49,000 on January 3, 2018, $72,000 on January 30, 2018 and $85,000 on February 2, 2018, as unsecured promissory notes (the “Bountiful Notes”). The terms of the Bountiful Notes include interest of 5% and are due and payable upon demand, but in no case later than 36 months after the effective date. On July 31, 2017, notes payable amounting to $1,442,500 and accrued interest of $43,414 were converted into 14,425 shares of Series C preferred stock. At September 30, 2018, principal on the Bountiful Notes and accrued interest totaled $909,505. The Company’s chief financial officer, Greg Boden, also serves as the president of Bountiful Capital, LLC.

Brad Parscale has served on the board of directors of the Company since the acquisition of Parscale Creative on August 1, 2017. Mr. Parscale is also the owner of Parscale Strategy, LLC (“Parscale Strategy”), the largest customer of Parscale Digital. During the nine months ended September 30, 2018, the Company earned $2,562,290 in revenue from providing services to Parscale Strategy, and as of September 30, 2018, Parscale Strategy had an outstanding accounts receivable of $549,565.

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

On February 1, 2018, the Company entered into an amended purchase agreement and promissory note with Mr. Parscale, which facilitated the closing of the Parscale Media transaction and established a revised payment arrangement, under which the Company agreed to pay Mr. Parscale $1,000,000 in twelve equal installments, which includes 4% interest. For the nine months ended September 30, 2018, the Company made total payments of $350,600 on the promissory note, which includes $11,693 of interest expense.

On April 28, 2018, Data Propria entered into an agreement to lease approximately 2,073 square feet of office space located at 311 Sixth Street, San Antonio, TX 78215, for a period of twelve months, commencing May 1, 2018, at a cost of $4,000 per month, plus a pro rata share of building maintenance expenses. This lease was signed with a related party, Jill Giles, an employee of the Company.

12. CONCENTRATIONS

For the nine months ended September 30, 2018 and 2017, the Company had two and three major customers who represented approximately 36% and 57% of total revenue. At September 30, 2018 and December 31, 2017, accounts receivable from two and four customers, represented approximately 47% and 56% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

13.  COMMITMENTS AND CONTINGENCIES

Operating Leases

As a result of the WebTegrity acquisition, we assumed a lease for office space used by the WebTegrity employees, at 14603 Huebner Road, Suite 3402, San Antonio, TX 78230. The lease was executed on March 20, 2017 for a period of 36 months, commencing March 20, 2017, at a rate of $2,750 per month from April 1, 2017 through March 31, 2018, $2,950 per month from April 1, 2018 through March 31, 2019, and $3,150 per month from April 1, 2019 through March 31, 2020.

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

On December 10, 2012, Indaba signed a lease, which commenced January 16, 2013 for approximately 3,300 square feet at 2854 Larimer Street, Denver, CO 80205, for approximately $3,500 per month. The original lease term expired February 28, 2016, but was extended until February 28, 2017, at a rate of $5,800 per month. This lease was further extended until February 28, 2018, at a rate of $5,850 per month. We did not renew this lease and moved out of the space by February 28, 2018. On February 12, 2018, we executed a lease agreement for office space at 1415 Park Avenue West, Denver, CO 80205, expiring August 14, 2018, at a cost of $800 per month. This lease was cancelled June 30, 2018, at no cost to the Company.

The following is a schedule, by years, of future minimum lease payments required under the operating leases.

Years Ending December 31,	Amount
2018	$50,250
2019	170,800
2020	127,050
2021	117,600
2022	68,600
Total	$534,3000

Total operating lease expense for the nine months ended September 30, 2018 and 2017 was $163,771 and $98,061, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location at 6500 Hollister Ave., Goleta, CA, to make monthly payments on past due rent totaling $227,052. Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250. Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802. As of September 30, 2018, the Company recorded the outstanding balance under this settlement agreement as a long-term accrued expense, with the current portion of the debt recorded in accrued expenses. As of September 30, 2018, and December 31, 2017, the Company owed $22,050 and $25,200 on the outstanding reduced payment terms, respectively.

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

The following is a schedule of the net book value of the capital lease.

Assets	September 30, 2018	December 31, 2017
Leased equipment under capital lease,	$100,097	$100,097
less accumulated amortization	(37,157)	(13,023)
Net	$62,940	$87,075

Liabilities	September 30, 2018	December 31, 2017
Obligations under capital lease (current)	$33,616	$32,382
Obligations under capital lease (noncurrent)	29,324	54,693
Total	$62,940	$87,075

The following is a schedule, by years, of future minimum lease payments required under the capital lease.

Years ended December 31,	Lease Payments	Imputed Interest	Present Value of Payments
2018	$9,000	$(752)	$8,248
2019	36,000	(1,962)	34,038
2020	21,000	(345)	20,655
2021	—	—	—
2022	—	—	—
Total	$66,000	$(3,059)	$62,941

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

14. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2018, there were the following non-cash financing activities:

-	On February 1, 2018, the Company acquired Parscale Media for $1,000,000 payable by a note over twelve months.
-	On April 17, 2018, a lender converted a portion of the March 2013 Note into common stock. The conversion included $16,000 of principal, plus $8,106 of interest, which was converted into 6,026,301 common shares.
-	On September 30, 2018, an employee exercised, on a cashless basis, 3,324,201 options, resulting in 1,233,509 shares of common stock.

During the nine months ended September 30, 2017, there were the following non-cash financing activities:

Preferred stock issued for acquisition	$9,000,000
Preferred stock issued in exchange for debt	$1,485,914
Purchase price contingency	$928,745

15.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the Condensed Consolidated Financial Statements and has determined that there are no reportable events.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

The following Management’s Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and the related notes thereto as set forth in our transition report Form 10-KT for the transition period from July 1, 2017 to December 31, 2017 and the Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report of form 10-Q. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under “Risk Factors” of the reports filed with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the estimated recoverable amounts of trade accounts receivable, impairment of long-lived assets, revenue recognition, and deferred tax assets. We believe the following critical accounting policies require more significant judgment and estimates used in the preparation of the Condensed Consolidated Financial Statements.

Among the significant judgments made by management in the preparation of our Condensed Consolidated Financial Statements are the following:

Revenue recognition

The Company recognizes income when the service is provided or when the product is delivered. We present service revenue, net of customer incentives. Most of the income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations is in accordance with ASC 606, and includes digital advertising revenue. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 606, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work in either deferred revenue, as a negative liability balance, or as an asset in costs in excess of billings.

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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2018 and December 31, 2017, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Fair value is defined as the price to sell an asset or transfer a liability, between market participants at the measurement date. Fair value measurements assume that the asset or liability is (1) exchanged in an orderly manner, (2) the exchange is in the principal market for that asset or liability, and (3) the market participants are independent, knowledgeable, able and willing to transact an exchange. Fair value accounting and reporting establishes a framework for measuring fair value by creating a hierarchy for observable independent market inputs and unobservable market assumptions and expands disclosures about fair value measurements. Considerable judgment is required to interpret the market data used to develop fair value estimates. As such, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current exchange. The use of different market assumptions and/or estimation methods could have a material effect on the estimated fair value.

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

Results of Operations for the Three Months Ended September 30, 2018, compared to the Three Months Ended September 30, 2017.

REVENUE

Total revenue for the three months ended September 30, 2018 increased by $889,853 to $3,276,852, compared to $2,386,999 for the three months ended September 30, 2017.  The increase was primarily due to revenues generated from the recently acquired Parscale Creative and WebTegrity, and the addition of the newly formed Data Propria, partially offset by a reduction in revenue at Indaba.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the three months ended September 30, 2018 increased by $460,287 to $1,679,547, compared to $1,219,260 for the three months ended September 30, 2017.  The increase was primarily due to expenses related to the recently acquired Parscale Creative and WebTegrity, and newly established Data Propria, due to additional employees added to payroll expense.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the three months ended September 30, 2018 increased by $180,998 to $1,359,153, compared to $1,178,155 for the three months ended September 30, 2017.  The increase was primarily due to operating expenses related to the recently acquired Parscale Creative and WebTegrity, and the increase in costs to maintain the additional offices in San Antonio.

STOCK BASED COMPENSATION

Stock based compensation expenses for the three months ended September 30, 2018 decreased by $22,797 to $110,027, compared to $132,824 for the three months ended September 30, 2017. The decrease was due to several stock option issuances being fully expensed in the current period.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended September 30, 2018 decreased by $13,326 to $254,305, compared to $267,631 for the three months ended September 30, 2017. The decrease was primarily due to fixed assets being disposed and no longer being included in depreciation expense in the current year, partially offset by an increase in the amortization of intangible assets acquired from Parscale Creative, Parscale Media and WebTegrity.

OTHER INCOME AND EXPENSE

Total other income and expense for the three months ended September 30, 2018 increased by $60,493 to net other expense of $84,508, compared to net other expense of $24,015 for the three months ended September 30, 2017. The increase in net other expense was primarily due to the utilization of a secured borrowing arrangement, resulting in higher interest expense.

NET LOSS

The consolidated net loss for the three months ended September 30, 2018 was $104,893, compared to the consolidated net loss of $356,071 for the three months ended September 30, 2017.  The decrease in net loss for the period was primarily due to higher revenue, partially offset by increases in costs.

Results of Operations for the Nine Months Ended September 30, 2018, compared to the Nine Months Ended September 30, 2017.

REVENUE

Total revenue for the nine months ended September 30, 2018 increased by $5,153,686 to $8,750,610, compared to $3,596,924 for the nine months ended September 30, 2017.  The increase was primarily due to revenues generated from the recently acquired Parscale Creative and WebTegrity, and the addition of the newly formed Data Propria, partially offset by a reduction in revenue at Indaba.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the nine months ended September 30, 2018 increased by $1,820,087 to $4,602,802, compared to $2,782,715 for the nine months ended September 30, 2017.  The increase was primarily due to expenses related to the recently acquired Parscale Creative and WebTegrity, and newly established Data Propria, due to additional employees added to payroll expense.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the nine months ended September 30, 2018 increased by $2,746,562 to $4,385,178, compared to $1,638,616 for the nine months ended September 30, 2017.  The increase was primarily due to operating expenses related to the recently acquired Parscale Creative and WebTegrity, and the increase in costs to maintain the additional offices in San Antonio.

STOCK BASED COMPENSATION

Stock based compensation expenses for the nine months ended September 30, 2018 increased by $14,243 to $396,004, compared to $381,761 for the nine months ended September 30, 2017. The increase was due to additional stock options offered to employees, partially offset by stock options that have been fully expensed.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the nine months ended September 30, 2018 increased by $314,778 to $762,490, compared to $447,712 for the nine months ended September 30, 2017. The increase was primarily due to additional intangible assets amortized as a result of the additional fixed and intangible assets acquired from Parscale Creative, Parscale Media, and WebTegrity.

OTHER INCOME AND EXPENSE

Total other income and expense for the nine months ended September 30, 2018 increased by $106,866 to net other expense of $209,303, compared to net other expense of $102,437 for the nine months ended September 30, 2017. The increase in net other expense was primarily due to the utilization of a secured borrowing arrangement, resulting in higher interest expense, in addition to losses incurred from the disposal of fixed assets.

NET LOSS

The consolidated net loss for the nine months ended September 30, 2018 was $1,263,586, compared to the consolidated net loss of $1,677,102 for the nine months ended September 30, 2017.  The decrease in net loss for the period was primarily due to higher revenue, partially offset by increases in costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of $3,488,552 at September 30, 2018 compared to a net working capital deficit of $1,835,714 at fiscal year ended December 31, 2017.

Cash flow used in operating activities was $650,849 for the nine months ended September 30, 2018, compared to cash flow used in operating activities of $788,997 for the nine months ended September 30, 2017. The decrease in cash flow used in operating activities of $138,148 was primarily due to increases in depreciation and amortization expense and accounts payable, partially offset by increases in accounts receivable.

Cash flow used in investing activities was $13,853 for the nine months ended September 30, 2018, compared to cash flow provided by investing activities of $193,478 for the nine months ended September 30, 2017.  The increase in cash flow used in investing activities of $207,331 was primarily due to the acquisition of Parscale Creative and the purchase of computers, partially offset by the disposal of other computer equipment.

Cash flow provided by financing activities was $718,560 for the nine months ended September 30, 2018, compared to cash flow provided by financing activities of $686,066 for the nine months ended September 30, 2017.  The increase in cash flow provided by financing activities of $32,494 was due to additional borrowings, partially offset by debt repayments and dividends paid.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The Condensed Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated Condensed Consolidated Financial Statements do not reflect any adjustments that might result if we are unable to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2017 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, additional cash infusion. Management believes that the additional cash needed to meet our obligations as they become due, and which will allow the development of our core business operations, will be received through investments in the Company made by our existing shareholders, prospective new investors and future revenue generated by our operations.

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

Based on that evaluation, our management concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective due to the following material weaknesses:

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

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated Condensed Consolidated Financial Statements included in this report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the Condensed Consolidated Financial Statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of September 30, 2018 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CLOUDCOMMERCE, INC.
(Registrant)

Dated: November 13, 2018	By:	/s/ Andrew Van Noy
Andrew Van Noy Chief Executive Officer and President (Principal Executive Officer)
/s/ Gregory Boden
Gregory Boden Chief Financial Officer (Principal Financial and Accounting Officer)

