Form 10-K
period 2018-12-31
CLOUDCOMMERCE, INC.
filed 2019-04-01
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $2,504,622 as of June 28, 2018, the last business day of the registrant’s most recently completed fourth fiscal quarter (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 137,512,588 shares outstanding of the registrant’s Common Stock as of April 1, 2019.

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

Data Analytics

To deliver the highest Return on Investment (“ROI”) for our customers’ digital marketing campaigns, we utilize sophisticated data science to identify the correct universes to target relevant audiences. Our ability to understand and translate data drives every decision we make. By listening to and analyzing our customers’ data we are able to make informed decisions that positively impact our customers’ business. We leverage industry-best tools to aggregate and visualize data across multiple sources, and then our data and behavioral scientists segment and model that data to be deployed in targeted marketing campaigns. We have data analytics expertise in retail, wholesale, distribution, logistics, manufacturing, political, and several other industries.

Digital Marketing

We help our customers get their message out, educate their market and tell their story. We do so creatively and effectively by deploying powerful call-to-action digital campaigns with national reach and boosting exposure and validation with coordinated advertising in print media. Our fully-developed marketing plans are founded on sound research methodologies, brand audits and exploration of the competitive landscape. Whether our customer is a challenger brand, a political candidate, or a well-known household name, our strategists are skillful at leveraging data and creating campaigns that move people to make decisions.

Branding and Creative Services

We approach branding from a “big picture” perspective, establishing a strong identity and then building on that to develop a comprehensive branding program that tells our customer’s story, articulates what sets our customer apart from their competitors and establishes our customer in their market.

Development and Managed Infrastructure Support

Commerce-focused, user-friendly digital websites and apps elevates our customer’s marketing position and draw consumers to their products and services. Our platform-agnostic approach allows us to architect and build solutions that are the best fit for each customer. Once the digital properties are built, our experts will help manage and protect the website or app and provide the expertise needed to scale the infrastructure needed as our customer’s business grows.

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

Employees

As of December 31, 2018, we had 65 full time employees, 6 of whom are employed in administrative positions, 2 in sales and marketing positions, and 57 in technical positions. Fifty-four employees are in Texas, 5 in Florida, 2 in Utah, 1 in California, 1 in New Jersey, 1 in Washington, DC, and 1 in New York.

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

Trademarks

We have registered trademarks for CloudCommerce®.

Company History

The Company was incorporated in Nevada on January 22, 2002 and was formerly known as Warp 9, Inc., Roaming Messenger, Inc., and Latinocare Management Corporation (“LMC”). On July 9, 2015, we changed the name of the Company from Warp 9, Inc. to CloudCommerce, Inc. to reflect a new plan of strategically acquiring profitable data driven marketing solutions providers with strong management teams. The Company, based in San Antonio, Texas, began operations on October 1, 1999. We develop solutions that help our clients acquire, engage, and retain their customers by leveraging cutting edge digital strategies and technologies. We focus intently on using data analytics to drive the creation of great user experiences and effective digital marketing campaigns. Whether it is creating omni-channel experiences, engaging a specific audience, or energizing voters in political campaigns, we believe data is the key to digital success. Our goal is to become the industry leader by always applying a “data first” strategy and acquiring other companies that can help us achieve this vision.  The Company consists of five subsidiaries, CLWD Operations, Inc. (formerly Indaba Group, Inc.), Parscale Digital, Inc., which merged with Parscale Creative, Inc., as a result of an acquisition dated August 1, 2017, WebTegrity, LLC (“WebTegrity”), which was acquired November 15, 2017, Data Propria, Inc., which the Company launched February 1, 2018, and Giles Design Bureau, Inc., which spun out from Parscale Digital in May, 2018. On January 17, 2018, the board of directors of the Company elected to change its year end from June 30 to December 31. The Company focuses on four main areas, data analytics, digital marketing, branding and creative services, and web development.

Recent Developments

None

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have a history of losses and can provide no assurance of our future operating results.

We have experienced net losses and negative cash flows from operating activities, and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2018, and 2017, we had working capital deficit of $4,146,991 and $1,835,714, respectively.   For the year ended December 31, 2018, the six months ended December 31, 2017, and the year ended June 30, 2017, we incurred net losses of $2,870,013, $2,486,114, and $2,042,504, respectively.   The opinion of our independent registered public accountants on our audited financial statements as of and for the years ended December 31, 2018 and 2017 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling $4,575,000 at December 31, 2018 resulting from the acquisitions of Parscale Creative, WebTegrity and Parscale Media. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

We operate with significant levels of debt and rely on funding to operate.

As of December 31, 2018, our total outstanding debts were approximately $1,500,000. In addition, a large portion of the outstanding debt is owed to an entity controlled by our Chief Financial Officer. Due to operational losses, we continue to require funding from our lenders to cover operational expenses. Although we are not required to make quarterly or annual payments on the outstanding balance of our debt, interest accrues on the principal amount of such debt and the balance is required to be repaid at some point in the future. There is no guarantee that we will have sufficient funds to pay our obligations, nor is there a guarantee that our lenders will re-finance the debts or extend the maturity dates.

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

Our net loss for the year ended December 31, 2018 was $(2,870,013). To reach our business growth objectives, we currently expect to increase our operating, sales, and marketing expenses, as well as capital expenditures. To offset these expenses, we will need to generate additional profitable revenue. If our revenue declines or grows slower than either we anticipate or our clients’ projections indicate, or if our operating, sales and marketing expenses exceed our expectations or cannot be reduced to an appropriate level, we may not generate sufficient revenue to be profitable or be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

Goodwill and identifiable intangible assets represented approximately 85% of our total assets as of December 31, 2018.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We are required to test goodwill and intangible assets for impairment annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value below its book value. Such factors requiring an interim test for impairment include loss of key employees, pending bankruptcy, loss of a significant client, declining sales, significant cost increases, change in management or declining spend in the industry.  If it is determined that there has been an event that may reduce the fair value of our intangible assets, then we would be required to write off all, or a portion, of the balance recorded as intangible assets. Such a write off would reduce earnings during the period of the write off.

We may become a party to litigation involving intellectual property rights, employment violations, breach of contract, or other lawsuit, which may place a burden on management and cash flows.

Third parties may, in the future, assert that our business, the technologies we use, or the business practices we use, infringe on their intellectual property rights or employment rights or that we are in violation of other rights or laws. Defending the Company against such actions may require significant time of management and substantial amounts of money. We cannot predict whether third parties will assert claims in the future or whether any future claims will prevent us from offering our products or services. If we are found to be in the wrong, we may be required to pay a significant amount of money which could include damages and attorneys’ fees.

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

For the year ended December 31, 2018, five clients represented approximately 38% of our service fee revenue and we currently expect these clients will represent approximately 30% of our service fee revenue during the year ended December 31, 2019, as we add additional clients and acquire companies. Termination, reduction, or delay of our services under a contract could result from factors unrelated to our work product or the progress of the project such as factors related to business or financial conditions of the client, changes in client strategies or the domestic or global economy generally. Termination, reduction or substantial delay of services any significant client, or nonrenewal of any significant client contract, or the nonpayment of a material amount of our service fees by a significant client, could have a material adverse effect upon our business, results of operation and financial condition.

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

As part of our strategy, we seek to acquire other businesses and technologies to complement our current products, expand the breadth of our markets, or enhance our technical capabilities. For example, in August 2017, we acquired Parscale Creative. The benefits we expect to receive from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business into our systems, procedures and organizational structure. Any inaccuracy in our acquisition assumptions or any failure to uncover liabilities or risks associated with the acquisition, make the acquisition on favorable terms, integrate the acquired business or assets as and when expected or retain key employees of the acquired company may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, business and operating results. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

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

In addition, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
10

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

There is a significant amount of exposure to the Company due to Bradley Parscale being on the board of directors.

As recently announced, Bradley Parscale was named as campaign manager for Donald Trump’s 2020 presidential election run. As soon as the announcement was made, opponents to Mr. Parscale and President Trump made a connection to Parscale Digital and CloudCommerce, resulting in negative press articles, vindictive message through social media, and angry direct messages to some of our employees. We expect these types of activities to continue, and potentially increase in intensity as we near the 2020 elections. There is a potential that employees who do not want to be associated with Mr. Parscale or President Trump will terminate their employment or attempt to cause harm to the Company. Further, there may be customers who may also want to reduce their business with us because of the relationship with Mr. Parscale. We could also lose customers, and if we are not able to replace the revenue from those lost customers, total revenue could decline.

Our largest customer, Parscale Strategy, is owned and controlled by Bradley Parscale.

A large portion of our revenue (19%) comes from digital marketing, design and website development activities for Parscale Strategy, which is owned by Bradley Parscale. It is uncertain whether Mr. Parscale’s presidential campaign management activities will increase or decrease the amount of work we receive from Parscale Strategy. If Mr. Parscale uses other vendors for his digital advertising work, then we may see a decline in revenue. This decline may result in a cash flow shortage and losses of the operations.

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

Our principal stockholders, officers and directors, in the aggregate, beneficially own approximately 74% of our outstanding common stock. As a result, these stockholders acting together, have the ability to control substantially all matters submitted to the Company's stockholders for approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our principal stockholders, directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Our independent public accounting firm in their report dated December 31, 2018 included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern. Any such adjustment, if necessary, would materially affect the value of our assets.

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

We have a substantial number of convertible securities outstanding. The exercise of our outstanding options and conversion of our outstanding convertible notes and convertible preferred stock can have a dilutive effect on our common stock. As of December 31, 2018, we had (i) outstanding options to purchase 151 million shares of our common stock at a weighted average exercise price of $0.017 per share, (ii) outstanding convertible notes that, upon conversion without regard to any beneficial ownership limitations, would provide note holders with an aggregate of 24 million shares of our common stock; and (iii) outstanding shares of our Series, A, B C, D and E Preferred Stock that, upon conversion without regard to any beneficial ownership limitations or advance conversion notice, would provide the holders with an aggregate of 1,156 million shares of our common stock. The issuance of shares of common stock upon exercise of outstanding options or conversion of outstanding convertible notes and preferred stock could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

ITEM 2. PROPERTIES

On April 15, 2016, the Company signed a lease for approximately 1,800 square feet of office space at 1933 Cliff Dr., Suite 1, Santa Barbara, California 93109 for approximately $3,000 per month, on a month-to-month basis which lease commenced on March 1, 2016. On September 7, 2018, this lease was assigned to another tenant and we vacated the space.

On February 12, 2018, the management of CLWD Operations signed a month-to-month lease which commenced on that date, for a shared office space, at a cost of $800 per month. This lease was cancelled on June 30, 2018.

On August 1, 2017, the Company signed a lease for approximately 8,290 square feet at 321 Sixth Street, San Antonio, TX 78215, for $9,800 per month, expiring July 31, 2022. This office space is primarily used by our subsidiaries, Parscale Digital and Giles Design Bureau.

As a result of the Company’s acquisition of WebTegrity, we assumed a lease for office space used by the WebTegrity employees, at 14603 Huebner Road, Suite 3402, San Antonio, TX 78230. The lease was executed on March 20, 2017 for a period of 36 months, commencing March 20, 2017, at a rate of $2,750 per month.

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

Year Ended December 31, 2018	High	Low

First Quarter ended March 31, 2018	$0.040	$0.020
Second Quarter ended June 30, 2018	$0.034	$0.013
Third Quarter ended September 30, 2018	$0.028	$0.011
Fourth Quarter ended December 31, 2018	$0.020	$0.009

Six Ended December 31, 2017	High	Low

Quarter ended September 30, 2017	$0.063	$0.006
Quarter ended December 31, 2017	$0.062	$0.020

Year Ended June 30, 2017	High	Low

First Quarter ended September 30, 2016	$0.021	$0.011
Second Quarter ended December 31, 2016	$0.020	$0.011
Third Quarter ended March 31, 2017	$0.017	$0.005
Fourth Quarter ended June 30, 2017	$0.029	$0.006

The Company is authorized to issue 2,000,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

As of December 31, 2018, there were approximately 2,000 holders of the Company’s common stock, not including shares held in “street name” in brokerage accounts, which are unknown. As of December 31, 2018, there were 137,512,588 shares of common stock outstanding on record.

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Warrants

During the fiscal year ended December 31, 2018 the Company did not issue any warrants to purchase shares of the Company’s capital stock. As of December 31, 2018, the Company has no issued or outstanding warrants.

Equity Compensation Plan Information

The Company has not adopted any compensation plans. However, the Company has from time to time issued non-qualified stock options to its officers and directors as set forth below.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2018 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Among the significant judgments made by management in the preparation of our financial statements are the following:

Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The adoption of ASC 606 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. See footnote 3 for a disclosure of our use of estimates and judgement, as it relates to revenue recognition.

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

Business Combinations

The application of business combination accounting requires use of significant estimates and assumptions. The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2018 and determined there was no impairment of indefinite lived intangibles and goodwill.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2018, and 2017, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Off-Balance Sheet Arrangements

 Our significant off-balance sheet transactions include commitments associated with non-cancelable operating leases, which includes office leases for Parscale Digital, Giles Design Bureau, Data Propria and WebTegrity. See footnote 14 for disclosure of operating leases.

Recent Accounting Pronouncements

Management reviewed accounting pronouncements issued during the year ended December 31, 2018, and the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).

In May 2014, the FASB issue ASU 2014-09. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein. The Company follows paragraph 606 of the FASB Accounting Standards Codification for revenue recognition and ASU 2014-09, adopting the pronouncements on January 1, 2018. The company considers revenue realized or realizable and earned when services are performed to such a degree that the performed service is delivered or deliverable to the client, or when a tangible item, such as interior décor or signage, is delivered to the client. Since the Company was already recognizing revenue in a manner consistent with paragraph 606 of the FASB Accounting Standards Codification, there was no material impact on prior year results.

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

The following pronouncements are being evaluated and will be adopted in the year ended December 31, 2019.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases." Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification (ASC) Topic 840, "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. As currently issued, entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. There are additional optional practical expedients that an entity may elect to apply. We anticipate that the adoption of Topic 842 will not materially affect our Consolidated Balance Sheets. We are in the process of implementing changes to our systems and processes in conjunction with our review of existing lease agreements. We will adopt Topic 842 effective January 1, 2019 and expect to elect certain available transitional practical expedients.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

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

Results of operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017 (unaudited)

The following table presents results of operations for the year ended December 31, 2018 and 2017 (unaudited).

	Year Ended
	December 31, 2018	December 31, 2017
		(unaudited)
REVENUE	9,551,405	3,988,223
REVENUE - related party	2,205,423	1,771,529
TOTAL REVENUE	11,756,828	5,759,752

OPERATING EXPENSES
Salaries and outside services	6,026,404	4,235,252
Selling, general and administrative expenses	6,757,471	2,849,984
Stock based compensation	479,182	524,256
Loss on impairment of goodwill and intangible assets	—	1,239,796
Depreciation and amortization	1,017,262	742,818

TOTAL OPERATING EXPENSES	14,280,319	9,592,106

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(2,523,491)	(3,832,354)

OTHER INCOME (EXPENSE)
Other income (expense)	330	(13,072)
Loss on sale of fixed assets	(24,442)	(1,567)
Interest expense	(322,410)	(114,026)

TOTAL OTHER INCOME (EXPENSE)	(346,522)	(128,665)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(2,870,013)	(3,961,019)

PROVISION (BENEFIT) FOR INCOME TAXES	—	(153,874)

NET LOSS	(2,870,013)	(3,807,945)

REVENUE

Total revenue for the fiscal year ended December 31, 2018 increased by $5,997,076 to $11,756,828, compared to $5,759,752 in the prior year. The increase is primarily due to the growth within our data sciences and digital marketing services.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services expenses for the fiscal year ended December 31, 2018 increased by $1,791,152 to $6,026,404, compared to $4,235,252 for the fiscal year ended December 31, 2017. The increase is primarily due to the acquisition of Parscale Creative and WebTegrity, and the additional cost of those companies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

SG&A expenses for the fiscal year ended December 31, 2018 increased by $3,907,487 to $6,757,471, compared to $2,849,984 for the fiscal year ended December 31, 2017. The increase is primarily due to the acquisition of Parscale Creative and WebTegrity, and the additional cost of those companies.

RESEARCH AND DEVELOPMENT

Research and development expenses for the fiscal year ended December 31, 2018 and December 31, 2017 were zero.

STOCK OPTION EXPENSE

Stock option expense for the fiscal year ended December 31, 2018 decreased by $45,074, to $479,182, compared to $524,256 for the fiscal year ended December 31, 2017. The decrease was due to older stock options being fully expensed in the currently year.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the fiscal year ended December 31, 2018 increased by $274,444 to $1,017,262, compared to $742,818 for the fiscal year ended December 31, 2017. The increase was due to the amortization of acquired intangible assets and additional fixed assets acquired with Parscale Creative and WebTegrity.

OTHER INCOME AND EXPENSE

Total other expense for the fiscal year ended December 31, 2018 increased by $217,857 to $346,522, compared to $128,665 for the fiscal year ended December 31, 2017. The increase was primarily due the interest from additional borrowings and the implementation of three lines of credit during the year ended December 31, 2018.

NET (LOSS)

For the fiscal year ended December 31, 2018, our consolidated net loss decreased by $937,932 to $2,870,013, compared to a consolidated net loss of $3,807,945 for the fiscal year ended December 31, 2017. This decrease in net loss is primarily due to increases in revenue, and a focus on providing high margin services, including data sciences and digital marketing.

Results of operations for the six months ended December 31, 2017 as compared to the six months ended December 31, 2016 (unaudited)

The following table presents results of operations for the six months ended December 31, 2017 and 2016 (unaudited).

	Six Months Ended
	December 31, 2017	December 31, 2016
		(unaudited)
REVENUE	2,778,298	1,721,164
REVENUE - related party	1,771,529	—
TOTAL REVENUE	4,549,827	1,721,164

OPERATING EXPENSES
Salaries and outside services	2,671,797	1,617,220
Selling, general and administrative expenses	2,389,523	442,533
Stock based compensation	275,319	253,063
Loss on impairment of goodwill and intangible assets	1,239,796	—
Depreciation and amortization	562,737	120,671

TOTAL OPERATING EXPENSES	7,139,172	2,433,487

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(2,589,345)	(712,323)

OTHER INCOME (EXPENSE)
Other income	—	2,952
Gain on sale of fixed assets	—	23,252
Interest expense	(50,243)	(34,554)

TOTAL OTHER INCOME (EXPENSE)	(50,243)	(8,350)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(2,639,588)	(720,673)

PROVISION (BENEFIT) FOR INCOME TAXES	(153,474)	—

NET LOSS	(2,486,114)	(720,673)

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

STOCK OPTION EXPENSE

Stock option expense for the fiscal year ended June 30, 2017 increased by $16,007, or approximately 3% to $502,000, compared to $485,993 for the fiscal year ended June 30, 2016. The increase was due to a full year of stock options expensed in the current year but issued and only partially expensed in the prior year.

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

Liquidity and Capital Resources

As of December 31, 2018, the Company had a cash balance of $116,312, compared to $272,321 as of December 31, 2017. The Company had a net working capital deficit (the difference between current assets and current liabilities) of ($4,146,991) as of December 31, 2018, compared to a net working capital deficit of ($1,835,714) at December 31, 2017.

Cash used in operating activities was $344,407 for the year ended December 31, 2018, compared to $990,053 used for the six months ended December 31, 2017, and cash used of $867,850 for the year ended June 30, 2017.

Cash used in investing activities was $52,072 for the year ended December 31, 2018, compared to cash flow provided of $247,587 in the six months ended December 31, 2017 and cash provided of $13,728 for the year ended June 30, 2017.

Cash flow provided by financing activities was $240,470 for the year ended December 31, 2018, compared to $983,918 provided for the six months ended December 31, 2017 and cash provided of $835,328 for the year ended June 30, 2017.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2018, the six months ended December 31, 2017, and the year ended June 30, 2017 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, additional cash infusion. Management believes the existing shareholders, the prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF CLOUDCOMMERCE, INC.

CLOUDCOMMERCE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018

AND SIX MONTHS ENDED DECEMBER 31, 2017 AND YEAR ENDED JUNE 30, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of CloudCommerce, Inc. and subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CloudCommerce, Inc. and subsidiaries (the Company) as of December 31, 2018 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2018, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements of CloudCommerce, Inc. and subsidiaries as of December 31, 2017, were audited by other auditors whose report dated April 13, 2018 expressed an unqualified opinion on those consolidated statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, Texas

April 1, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors

CloudCommerce, Inc.

Santa Barbara, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CloudCommerce, Inc. (“Company”) as of December 31, 2017, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the six months ended December 31, 2017 and the year ended June 30, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the six months ended December 31, 2017 and the year ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

 New York, New York

April 13, 2018

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash	$116,312	$272,321
Accounts receivable, net	923,703	877,570
Accounts receivable, net - related party	78,753	398,410
Costs in excess of billings	99,017	—
Prepaid and other current Assets	74,284	39,168
TOTAL CURRENT ASSETS	1,292,069	1,587,469

PROPERTY & EQUIPMENT, net	138,739	161,325

OTHER ASSETS
Lease deposit	13,800	13,300
Goodwill and other intangible assets, net	8,396,151	9,546,757
TOTAL OTHER ASSETS	8,409,951	9,560,057

TOTAL ASSETS	$9,840,759	$11,308,851

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,619,115	$1,004,203
Accrued expenses	766,160	522,794
Lines of credit	417,618	475,468
Deferred revenue and customer deposit	1,081,570	620,504
Convertible notes and interest payable, current, net	225,089	97,013
Capital lease obligation, current	34,038	32,382
Notes payable	375,000	—
Notes payable, related parties	920,470	670,819
TOTAL CURRENT LIABILITIES	5,439,060	3,423,183

LONG TERM LIABILITIES
Capital lease obligation, long term	20,654	54,693
Deferred tax liability	—	1,021,566
Accrued expenses, long term	203,603	207,803
TOTAL LONG TERM LIABILITIES	224,257	1,284,062

TOTAL LIABILITIES	5,663,317	4,707,245
COMMITMENTS AND CONTINGENCIES (see Note 14)

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value;
5,000,000 Authorized shares:
Series A Preferred stock; 10,000 authorized, 10,000 shaes issued and
outstanding;	10	10
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and
outstanding;	18	18
Series C Preferred Stock; 25,000 authorized, 14,425 shares issued and
outstanding;	14	14
Series D Preferred Stock; 90,000 authorized, 90,000 shares issued and
outstanding;	90	90
Series E Preferred stock; 10,000 authorized, 10,000 shares issued and
outstanding;	10	10
Common stock, $0.001 par value;
2,000,000,000 authorized shares; 137,512,588 and 130,252,778 shares
issued and outstanding, respectively	137,513	130,252
Additional paid in capital	29,532,735	29,094,147
Accumulated deficit	(25,492,948)	(22,622,935)
TOTAL SHAREHOLDERS' EQUITY	4,177,442	6,601,606

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,840,759	$11,308,851

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Six Months Ended	Year Ended
	December 31, 2018	December 31, 2017	June 30, 2017

REVENUE	$9,551,405	$2,778,298	$2,931,089
REVENUE - related party	2,205,423	1,771,529	—
TOTAL REVENUE	11,756,828	4,549,827	2,931,089

OPERATING EXPENSES
Salaries and outside services	6,026,404	2,671,797	3,180,675
Selling, general and administrative expenses	6,757,471	2,389,523	902,994
Stock based compensation	479,182	275,319	502,000
Loss on impairment of Goodwill and Intangible Assets		1,239,796	—
Depreciation and amortization	1,017,262	562,737	300,752

TOTAL OPERATING EXPENSES	14,280,319	7,139,172	4,886,421

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(2,523,491)	(2,589,345)	(1,955,332)

OTHER INCOME (EXPENSE)
Other income/(expense)	330	—	(10,120)
Loss on sale of fixed assets	(24,442)	—	21,685
Interest expense	(322,410)	(50,243)	(98,337)

TOTAL OTHER INCOME (EXPENSE)	(346,522)	(50,243)	(86,772)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(2,870,013)	(2,639,588)	(2,042,104)

PROVISION (BENEFIT) FOR INCOME TAXES	—	(153,474)	400

NET LOSS	(2,870,013)	(2,486,114)	(2,042,504)

PREFERRED DIVIDENDS	257,440	146,260	80,000

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,127,453)	$(2,632,374)	$(2,122,504)

NET LOSS PER SHARE
BASIC	$(0.02)	$(0.02)	$(0.02)
DILUTED	$(0.02)	$(0.02)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	134,823,940	130,252,778	130,252,778
DILUTED	134,823,940	130,252,778	130,252,778

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2016	28,025	$28	129,899,595	$129,899	$18,547,641	$(18,094,317)	$583,251

Share correction	—	—	353,183	353	(353)	—	—

Dividend on Series A Preferred stock	—	—	—	—	(80,000)	—	(80,000)

Stock based compensation	—	—	—	—	502,000	—	502,000

Net loss	—	—	—	—	—	(2,042,504)	(2,042,504)

Balance, June 30, 2017	28,025	$28	130,252,778	$130,252	$18,969,288	$(20,136,821)	$(1,037,253)

Issuance of Series C Preferred stock for the conversion of	14,425	14	—	—	1,485,900	—	1,485,914
notes payable and accrued interest

Issuance of Series D Preferred stock for the acquisition of	90,000	90	—	—	7,609,910	—	7,610,000
Parscale Creative, Inc.

Dividend on Series D Preferred stock	—	—	—	—	(106,260)		(106,260)

Issuance of Series E Preferred stock for the acquisition	10,000	10	—	—	899,990	—	900,000
of WebTegrity, LLC

Dividend on Series A Preferred stock	—	—	—	—	(40,000)	—	(40,000)

Stock based compensation	—	—	—	—	275,319	—	275,319

Net loss	—	—	—	—	—	(2,486,114)	(2,486,114)

Balance, December 31, 2017	142,450	$142	130,252,778	$130,252	$29,094,147	$(22,622,935)	$6,601,606

Conversion of convertible note	—	—	6,026,301	6,027	18,080	—	24,107

Dividend on Series A Preferred stock	—	—	—	—	(80,000)	—	(80,000)

Dividend on Series D Preferred stock	—	—	—	—	(177,440)	—	(177,440)

Beneficial conversion feature	—	—	—	—	200,000	—	200,000

Stock based compensation	—	—	—	—	479,182	—	479,182

Stock Option Exercise	—	—	1,233,509	1,234	(1,234)	—	—

Net loss	—	—	—	—	—	(2,870,013)	(2,870,013)

Balance, December 31, 2018	142,450	$142	137,512,588	$137,513	$29,532,735	$(25,492,948)	$4,177,442

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Six Months Ended	Year Ended
	December 31, 2018	December 31, 2017	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,870,013)	$(2,486,114)	$(2,042,504)
Adjustment to reconcile net loss to net cash
(used in) operating activities
Bad debt expense	262,571	(4,308)	(35,091)
Depreciation and amortization	1,017,262	562,737	300,752
Loss on sale of fixed assets	24,442	—	(21,685)
Non-cash compensation expense	479,182	275,319	502,000
Amortization of Beneficial Conversion Feature	139,726	—	—
Loss on impairment of goodwill and intangibles	—	1,239,796	—
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(651,581)	(870,814)	79,064
Prepaid expenses and other assets	(35,116)	(9,062)	(8,861)
Costs in excess of billings	(99,017)	—	—
Lease deposit	(500)	(9,800)	—
Accounts payable	614,912	840,068	(13,248)
Accrued expenses	308,460	318,361	76,831
Change in lease obligation	4,199	—	—
Customer Deposits	77,927	—	—
Deferred income	383,139	(692,762)	296,492
Deferred taxes	—	(153,474)	(1,600)

NET CASH (USED IN) OPERATING ACTIVITIES	(344,407)	(990,053)	(867,850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(54,650)	(5,304)	(9,913)
Proceeds from the sale of fixed assets	2,578	—	23,641
Net cash on acquisitions	—	252,891	—

NET CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES	(52,072)	247,587	13,728

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligation	(36,582)	(13,022)	—
Payment of dividend	(109,478)	(146,260)	(60,000)
Proceeds on line of credit	(57,850)	270,100	121,828
Proceeds from issuance of notes, related party	206,000
Proceeds from issuance of notes payable	950,000	873,100	773,500
Principal payments on debt, third party	(375,000)
Principal payments on debt, related party	(336,620)	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	240,470	983,918	835,328

NET INCREASE / (DECREASE) IN CASH	(156,009)	241,452	(18,794)

CASH, BEGINNING OF PERIOD	272,321	30,869	49,663

CASH, END OF PERIOD	$116,312	$272,321	$30,869

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$64,764	$36,529	$47,223
Taxes paid	$17,545	$—	$3,629

Non-cash financing activities:
Conversion of notes payable to common stock	$24,106	$—	$—
Change in deferred tax estimate	$1,021,566	$—	$—
Beneficial conversion feature	$200,000	$—	$—
Exchange of accounts receiveable for notes payable	$662,534	$—	$—
Cashless exercise of stock options	$1,234	$—	$—
Acquisition of Parscale Media for $1,000,000 notes payable	$1,000,000	$—	$—
Capital lease obligation	$—	$100,097	$—
Exchange of notes payable for preferred stock	$—	$1,485,914	$—
Issuance of Series D preferred stock for acquisition	$—	$7,610,000	$—
Issuance of Series E preferred stock for acquisition	$—	$900,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

CloudCommerce, Inc. (“we”, “us”, “our” or the “Company”) is a Nevada corporation formerly known as Warp 9, Inc., Roaming Messenger, Inc., and Latinocare Management Corporation (“LMC”). On July 9, 2015, we changed the name of the Company from Warp 9, Inc. to CloudCommerce, Inc. to reflect a new plan of strategically acquiring profitable data driven marketing solutions providers with strong management teams. The Company, based in San Antonio, Texas, began operations on October 1, 1999. We develop solutions that help our clients acquire, engage, and retain their customers by leveraging cutting edge digital strategies and technologies. We focus intently on using data analytics to drive the creation of great user experiences and effective digital marketing campaigns. Whether it is creating omni-channel experiences, engaging a specific audience, or energizing voters in political campaigns, we believe data is the key to digital success. Our goal is to become the industry leader by always applying a “data first” strategy and acquiring other companies that can help us achieve this vision.  The Company consists of four subsidiaries, Parscale Digital, Inc., which merged with Parscale Creative, Inc., as a result of an acquisition dated August 1, 2017, WebTegrity, LLC, which was acquired November 15, 2017, Data Propria, Inc., which the Company launched February 1, 2018, and Giles Design Bureau, Inc., which spun out from Parscale Digital in May, 2018. On January 17, 2018, the board of directors of the Company elected to change its year end from June 30 to December 31. The Company focuses on four main areas, data analytics, digital marketing, branding and creative services, and web development.

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

Digital Marketing

We help our customers get their message out, educate their market and tell their story. We do so creatively and effectively by deploying powerful call-to-action digital campaigns with national reach and boosting exposure and validation with coordinated advertising in print media. Our fully-developed marketing plans are founded on sound research methodologies, brand audits and exploration of the competitive landscape. Whether our customer is a challenger brand, a political candidate, or a well-known household name, our strategists are skillful at leveraging data and creating campaigns that move people to make decisions.

Branding and Creative Services

We approach branding from a “big picture” perspective, establishing a strong identity and then building on that to develop a comprehensive branding program that tells our customer’s story, articulates what sets our customer apart from their competitors and establishes our customer in their market.

Development and Managed Infrastructure Support

Commerce-focused, user-friendly digital websites and apps elevates our customer’s marketing position and draw consumers to their products and services. Our platform-agnostic approach allows us to architect and build solutions that are the best fit for each customer. Once the digital properties are built, our experts will help manage and protect the website or app and provide the expertise needed to scale the infrastructure needed as our customer’s business grows.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  As of December 31, 2018, the Company had negative working capital of $4,146,991 and has historically reported net losses, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through December 31, 2018. It is management’s plan to generate additional working capital from increasing sales from the Company’s service offerings, in addition to acquiring profitable service providers.

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

The Consolidated Financial Statements include the Company and its wholly owned subsidiaries Indaba Group, Inc (“Indaba”, “CLWD Operations”), a Delaware corporation, Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), WebTegrity, Inc., a Texas corporation, Data Propria, Inc., a Nevada corporation, and Giles Design Bureau, Inc., a Nevada corporation. All significant inter-company transactions are eliminated in consolidation of the financial statements.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at December 31, 2018 and 2017 are $45,613 and $6,184 respectively. During the year ended December 31, 2018, the six months ended December 31, 2017, and the year ended June 30, 2017, we included $262,571, ($4,308), and ($35,091), respectively, in expense related to balances that were written off as bad debt. For the six months ended December 31, 2017 and the year ended June 30, 2017, the company collected balances that were previously written off, resulting in negative expense during those periods.

On October 19, 2017, the Company entered into an agreement whereby accounts receivable amounts due from our customers to Parscale Digital were pledged to a third party. Under the terms of the agreement, the Company may receive advances in amounts up to $500,000, based on the amounts we invoice our customers, for a period of one year. Because the Company maintains the collectability risk of all outstanding balances, we record the customer balances at fair value in accounts receivable, including an allowance for any balances at risk of collectability, and the amount due to the third party as a liability. On April 12, 2018, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $250,000, to a total of $750,000. As of December 31, 2018, the balance due from this arrangement was $102,988.

On August 2, 2018, the Company entered into agreements whereby accounts receivable amounts due from our customers to Giles Design Bureau, WebTegrity and Data Propria were pledged to a third party. Under the terms of the agreements, the Company may receive advances in amounts up to $150,000, $150,000 and $600,000, respectively, based on the amounts we invoice our customers, for a period of one year. Because the Company maintains the collectability risk of all outstanding balances, we record the customer balances at fair value in accounts receivable, including an allowance for any balances at risk of collectability, and the amount due to the third party as a liability. As of December 31, 2018, the balance due from these arrangements was $321,106 and zero, respectively.

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

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of the income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations includes digital advertising revenue. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 606, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work in an asset in costs in excess of billings. The terms of services contracts generally are for periods of less than one year. The deferred revenue and customer deposits as of December 31, 2018 and 2017 was $1,081,570 and $620,504, respectively. See footnote 3 for a disclosure of our use of estimates and judgement, as it relates to revenue recognition.

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

During the year ended December 31, 2018, the six months ended December 31, 2017, and the year ended June 30, 2017, we included $3,870,291, $1,472,565, and zero, respectively, in revenue, related to reimbursable costs.

The Company records revenue into the following five categories:

•	Data Sciences – Includes polling, research, modeling, data fees, consulting and reporting.
•	Design – Includes branding, photography, copyrighting, printing, signs and interior design.
•	Development – Includes website coding.
•	Digital Advertising – Includes ad spend, SEO management and digital ad support.
•	Other – Includes domain name management, account management, email marketing, web hosting, email hosting, client training, reimbursed expenses and partner commissions.

For the years ended December 31, 2018 and December 31, 2017 (unaudited), revenue was disaggregated into the five categories as follows:

	Year ended December 31, 2018			Year ended December 31, 2017 (unaudited)
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Data Sciences	$886,600	$51,100	$937,700	$—	$—	$—
Design	1,840,975	393,962	2,234,937	721,984	80,278	802,262
Development	1,519,337	154,048	1,673,385	2,654,481	48,198	2,702,679
Digital Advertising	4,938,067	1,289,016	6,227,083	383,852	1,434,374	1,818,226
Other	366,426	317,297	683,723	227,906	208,679	436,585
Total	$9,551,405	$2,205,423	$11,756,828	$3,988,223	$1,771,529	$5,759,752

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were zero for the year ended December 31, 2018, the six months ended December 31, 2017, and the year ended June 30, 2017.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $35,758, $17,407, and $5,854, for the year ended December 31, 2018, the six months ended December 31, 2017, and the year ended June 30, 2017, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2018, and 2017, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

As of December 31, 2018, and 2017, the Company had no assets or liabilities that are required to be valued on a recurring basis.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

		As of December 31,
	Years	2018	2017
Equipment	5-7	$169,667	$202,204
Office furniture	7	27,964	33,615
Leasehold improvements	Length of lease	—	—
Less accumulated depreciation and amortization		(58,893)	(74,494)
Net property and equipment		$138,739	$161,325

The following table discloses fixed asset transactions and recordings during the year ended December 31, 2018, the six months ended December 31, 2017, and the year ended June 30, 2017:

	Year ended December 31, 2018	Six months ended December 31, 2017	Year ended June 30, 2017
Depreciation expense	$41,656	$29,844	$25,371
Gain/(loss) on disposals	(24,442)	—	21,685
Cash paid for fixed asset additions	$54,650	$5,304	$9,913

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2018 and determined there was no impairment of indefinite lived intangibles and goodwill.

In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2017 and determined there was impairment of indefinite lived intangibles and goodwill from our Indaba acquisition. Accordingly, all intangible assets and goodwill related to the Indaba acquisition has been written off, amounting to $1,239,796. This amount is included in Operating Expenses on the Income Statement, for the six months ended December 31, 2017. An impairment assessment was conducted during the year ended December 31, 2018 and determined that no impairment of intangible assets or goodwill was necessary.

Concentrations of Business and Credit Risk

The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk. The Company typically offers its customers credit terms. The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral. In the event of nonpayment, the Company has the ability to terminate services. As of December 31, 2018, the Company held cash and cash equivalents in the amount of $116,312, which was held in the operating bank accounts. Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000. For further discussion on concentrations see footnote 13.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the year ended December 31, 2018, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2018 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of operations for the years ended December 31, 2018 is based on awards ultimately expected to vest or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the year ended December 31, 2018, the six months ended December 31, 2017, and the year ended June 30, 2017 were $479,182, $275,319, and $502,000, respectively.

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

For the year ended December 31, 2018, the Company has excluded 151,475,799 shares of common stock underlying options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 90,000 Series D Preferred shares convertible into 225,000,000 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock and 40,292,850 shares of common stock underlying $285,363 in convertible notes, because their impact on the loss per share is anti-dilutive.

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

Recently Adopted Accounting Pronouncements

  Management reviewed accounting pronouncements issued during the year ended December 31, 2018, and the following pronouncements were adopted during the period.

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

ASU 2014-09 supersedes existing guidance on revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires a number of disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The Company adopted the new standard effective January 1, 2018 using the modified retrospective method applied to those contracts that were not completed or substantially completed as of January 1, 2018. The timing and measurement of revenue recognition under the new standard is not materially different than under the old standard. The adoption of the new standard had an immaterial impact on the Company’s Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees will need to recognize a right-of-use asset and a lease liability for all of their leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases must be classified as either operating or finance. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will result in a front-loaded pattern, similar to current capital leases. We are in the process of implementing changes to our systems and processes in conjunction with our review of existing lease agreements. We will adopt Topic 842 effective January 1, 2019 and expect to elect certain available transitional practical expedients.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized. For the year ended December 31, 2018, we used the federal tax rate of 21% in our determination of the deferred tax assets and liabilities balances.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates from 35 percent to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31, 2018, using the new corporate tax rate of 21 percent.

3.       REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The adoption of ASC 606 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

The core principles of revenue recognition under ASC 606 includes the following five criteria:

1.	Identify the contract with the customer

Contract with our customers may be oral, written, or implied. A written and signed contract stating the terms and conditions is the preferred method and is consistent with most customers. The terms of a written contract may be contained within the body of an email, during which proposals are made and campaign plans are outlined, or it may be a stand-alone document signed by both parties. Contracts that are oral in nature are consummated in status and pitch meetings and may be later followed up with email detail of the terms of the arrangement, along with a proposal document. No work is commenced without an understanding between the Company and our customers, that a valid contract exists.

2.	Identify the performance obligations in the contract

Our sales and account management teams define the scope of services to be offered, to ensure all parties are in agreement and obligations are being delivered to the customer as promised. The performance obligation may not be fully identified in a mutually signed contract, but may be outlined in email correspondence, face-to-face meetings, additional proposals or scopes of work, or phone conversations.

3.	Determine the transaction price

Pricing is discussed and identified by the operations team prior to submitting a proposal to the customer. Based on the obligation presented, third-party service pricing is established, and time and labor is estimated, to determine the most accurate transaction pricing for our customer. Price is subject to change upon agreed parties, and could be fixed or variable, milestone focused or T&M.

4.	Allocate the transaction price to the performance obligations in the contract

If a contract involves multiple obligations, the transaction pricing is allocated accordingly, during the performance obligation phase (criteria 2 above).

5.	Recognize revenue when (or as) we satisfy a performance obligation

The Company uses several means to satisfy the performance obligations:

a.	Billable Hours – The company employs a time tracking system where employees record their time by project. This method of satisfaction is used for time and material projects, change orders, website edits, revisions to designs, and any other project that is hours-based. The hours satisfy the performance obligation as the hours are incurred.
b.	Ad Spend - To satisfy ad spend, the company generates analytical reports monthly or as required to show how the ad dollars were spent and how the targeting resulted in click-throughs. The ad spend satisfies the performance obligation, regardless of the outcome or effectiveness of the campaign. In addition, the Company utilizes third party invoices after the ad dollars are spent, in order to satisfy the obligation.
c.	Milestones – If the contract requires milestones to be hit, then the Company satisfies the performance obligation when that milestone is completed and presented to the customer for review. As each phase of a project is complete, we consider it as a performance obligation being satisfied and transferred to the customer. At this point, the customer is invoiced the amount due based on the transaction pricing for that specific phase and/or we apply the customer deposit to recognize revenue.
d.	Monthly Retainer – If the contract is a retainer for work performed, then the customer is paying the Company for its expertise and accessibility, not for a pre-defines amount of output. In this case, the obligation is satisfied at the end of the period, regardless of the amount of work effort required.
e.	Hosting – Monthly recurring fees for hosting are recognized on a monthly basis, at a fixed rate. Hosting contracts are typically one-year and reviewed annually for renewal. Prices are subject to change at management discretion.

The Company generates income from four main revenue streams: data science, creative design, web development, digital marketing, and other. Each revenue stream is unique, and includes the following features:

Data Science

We analyze big data (large volume of information) to reveal patterns and trends associated with human behavior and interactions that can lead to better decisions and strategic business moves. As a result of our data science work, our clients are able to make informed and valuable decisions to positively impact their bottom lines. We classify revenue as data science that includes polling, research, modeling, data fees, consulting and reporting. Contracts are generated to assure both the Company and the client are committed to partnership and both agree to the defined terms and conditions and are typically less than one year. Transaction pricing is usually a lump sum, which is estimated by specific project requirements. The Company recognizes revenue when performance obligations are met, including, when the data sciences service is performed, polling is conducted, or support hours are expended. If the data sciences service is a fixed fee retainer, then the obligation is earned at the end of the period, regardless of how much service is performed.

Creative Design

We provide branding and creative design services which set apart our clients from their competitors and establish themselves in their specific market. We believe in showcasing our client’s brand uniquely and creatively to infuse the public with curiosity to learn more. We classify revenue as creative design that includes branding, photography, copyrighting, printing, signs and interior design. Contracts are generated to assure both the company and the client are committed to partnership and both agree to the defined terms and conditions and are typically less than one year. The Company recognizes revenue when performance obligations are met, usually when creative design services obligations are complete, when the hours are recorded, designs are presented, website themes are complete, or any other criteria as mutually agreed.

Web Development

We develop websites that attract high levels of traffic for our clients. We offer our clients the expertise to manage and protect their website, and the agility to adjust their online marketing strategy as their business expands. We classify revenue as web development that includes website coding, website patch installs, ongoing development support and fixing inoperable sites. Contracts are generated to assure both the company and the client are committed to the partnership and both agree to the defined terms and conditions. Although most projects are long-term (6-8 months) in scope, we do welcome short-term projects which are invoiced as the work is completed at a specified hourly rate. In addition, we offer monthly hosting support packages, which ensures websites are functioning properly. The Company records web development revenue as earned, when the developer hours are recorded (if T&M arrangements) or when the milestones are achieved (if a milestone arrangement).

Digital Marketing

We have a reputation for providing digital marketing services that get results. Whether presenting a vibrant but simple message about our clients that will enlighten their audience or deploying an influential digital marketing political campaign across one or multiple social media platforms, our marketing strategist are poised to execute and deliver valuable marketing results to our clients. We classify revenue as digital marketing that includes ad spend, SEO management and digital ad support. Billable hours and advertising spending are estimated based on client specific needs and subject to change with client concurrence. Revenue is recognized when ads are run on one of the third-party platforms or when the hours are recorded by the digital marketing specialist, if the obligation relates to support or services.

Other

We offer services that do not fit into the other four categories but rely heavily on the “other” services to provide the entire support package for our clients. Included in this category are domain name management, account management, web hosting, client training, and partner commissions. Revenue is recognized for these services as the service is performed (such as account management or training) or during the month in which the service was provided (such as hosting, partner commissions and domain name registration).

Included in creative design and digital marketing revenues are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, furniture, supplies, and the largest component, digital advertising. We have determined, based on our review, that the amounts classified as reimbursable costs should be recorded as gross (principal), due to the following factors:

-	The Company is the primary obligor in the arrangement;
-	We have latitude in establishing price;
-	We have discretion in supplier selection; and
-	The Company has credit risk

During the years ended December 31, 2018 and 2017, we included $3,870,291 and $1,606,905 respectively, in revenue, related to reimbursable costs.

For the years ended December 31, 2018 and 2017, revenue was disaggregated into the five categories as follows:

	Year ended December 31, 2018			Year ended December 31, 2017 (unaudited)
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Data Sciences	$886,600	$51,100	$937,700	$—	$—	$—
Design	1,840,975	393,962	2,234,937	721,984	80,278	802,262
Development	1,519,337	154,048	1,673,385	2,654,481	48,198	2,702,679
Digital Advertising	4,938,067	1,289,016	6,227,083	383,852	1,434,374	1,818,226
Other	366,426	317,297	683,723	227,906	208,679	436,585
Total	$9,551,405	$2,205,423	$11,756,828	$3,988,223	$1,771,529	$5,759,752

4.    LIQUIDITY AND OPERATIONS

The Company had net loss of $2,870,013, $2,486,114, and $2,042,504, for the year ended December 31, 2018, the six months ended December 31, 2017, and the year ended June 30, 2017, respectively, and net cash used in operating activities of $344,407, $990,053, and $867,850, for the same periods, respectively.

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

5. BUSINESS ACQUISITIONS

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

Parscale Creative, Inc.

On August 1, 2017, the Company completed the acquisition of Parscale Creative, Inc., a Nevada corporation (“Parscale Creative”). As of that date, the Company’s wholly owned operating subsidiary, Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), merged with Parscale Creative, and the name of the combined subsidiary was changed to Parscale Digital. The total purchase price of $7,945,000, was paid in the form of the issuance of ninety thousand (90,000) shares of the Company's Series D Convertible Preferred Stock, at a liquidation preference of one hundred dollars ($100) per share, plus dividend payments based on 5% of adjusted revenue of Parscale Digital. Adjusted revenue is defined as total revenue, minus digital marketing media buys. Based on the growth of the Parscale Digital, the actual amount of the dividend payments is estimated to be in the range of $850,000 and $1,300,000, over 36 months, if we achieve 0.5% to 3% monthly adjusted revenue growth. The dividend payments are recorded as a reduction to additional paid in capital. For the years ended December 31, 2018 and 2017, we paid $102,610 and $106,259, respectively, related to the Series D Convertible Preferred dividend. As of the date of closing, Brad Parscale, the 100% owner of Parscale Creative, was appointed to the Company’s Board of Directors. The Company assumed net liabilities of $535,000, related to this acquisition.

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

Cash	$200,000
Customer deposits and accrued expenses	(535,000)
Net tangible liabilities	$(335,000)

Non-compete agreements	$280,000
Brand name	1,930,000
Customer list	2,090,000
Goodwill	3,645,000
Total purchase price	$7,945,000

Issuance of series D convertible preferred stock	$7,610,000
Net tangible liabilities	335,000
Total purchase price	$7,945,000

During the year ended December 31, 2018, it was determined that, due to the Company never having paid federal income taxes and having a large net operating loss (NOL), it is unlikely we will pay federal income taxes in the foreseeable future. This change in estimate resulted in the Company removing the deferred tax liability from the purchase price of Parscale Creative, with a corresponding adjustment to goodwill. During the year ended December 31, 2018, this change in estimate resulted in a reduction of deferred tax liability to zero and goodwill to $3,645,000, or reductions of $1,075,000 to each.

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

Current assets	$78,000
Fixed assets	30,000
Liabilities	(48,000)
Net assets	60,000
Brand name	130,000
Customer list	280,000
Goodwill	430,000
Total purchase price	$900,000

Issuance of Series E Convertible Preferred Stock	$900,000

During the year ended December 31, 2018, it was determined that, due to the Company never having paid federal income taxes and having a large net operating loss (NOL), it is unlikely we will pay federal income taxes in the foreseeable future. This change in estimate resulted in the Company removing the deferred tax liability from the purchase price of WebTegrity, with a corresponding adjustment to goodwill. During the year ended December 31, 2018, this change in estimate resulted in a reduction of deferred tax liability to zero and goodwill to $430,000, or reductions of $100,000 to each.

Parscale Media, LLC

On August 1, 2017, the Company entered into a purchase agreement with Brad Parscale, to purchase Parscale Media, LLC, a website hosting business, formed under the laws of Texas. Under the terms of the agreement, the Company agreed to pay Mr. Parscale $1,000,000 in cash, upon closing the transaction, but in no event later than January 1, 2018.

On February 1, 2018, the Company entered into an amended purchase agreement which provided for the issuance of a promissory note to Mr. Parscale as consideration for the acquisition, under which the Company agreed to pay Mr. Parscale $1,000,000 in twelve equal installments, and interest of 4% on the promissory note (the “Parscale Media Note”). For the year ended December 31, 2018, the Company made total payments of $350,600 on the promissory note, which includes $11,693 of interest expense. For the year ended December 31, 2018, we included $12,859 in interest expense related to this liability. On November 20, 2018, the Company exchanged the remaining balance of the Parscale Media Note for an equal amount owed by Mr. Parscale to the Company. As of November 20, 2018, the balance on the Parscale Media Note was zero.

Current assets	$—
Brand name	100,000
Customer list	400,000
Goodwill	500,000
Total purchase price	$1,000,000

During the year ended December 31, 2018, it was determined that, due to the Company never having paid federal income taxes and having a large net operating loss (NOL), it is unlikely we will pay federal income taxes in the foreseeable future. This change in estimate resulted in the Company removing the deferred tax liability from the purchase price of Parscale Media, with a corresponding adjustment to goodwill. During the year ended December 31, 2018, this change in estimate resulted in a reduction of deferred tax liability to zero and goodwill to $500,000, or reductions of $125,000 to each.

The above Parscale Creative, WebTegrity, and Parscale Media acquisitions are based on a preliminary purchase price allocation, and include identifiable intangible assets, which were based on their estimated fair values as of the acquisition date. The excess of purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The allocation of the purchase price required management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to identifiable intangible assets. These estimated fair values were based on information obtained from management of the acquired companies and historical experience and, with respect to the long-lived tangible and intangible assets, were made with the assistance of an independent valuation firm.

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisitions of Parscale Creative and WebTegrity had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the period presented.

	Years ended December 31,
	2018	2017
Total revenues	$11,789,677	$9,550,675
Net loss	(2,840,160)	(3,255,656)
Basic and diluted net earnings per common share	$(0.02)	$(0.02)

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not indicative of what our results would have been had we operated the businesses since the beginning of the annual period presented.

6.       INTANGIBLE ASSETS

The Company conducted an impairment analysis for the year ended December 31, 2018 and determined that based on qualitative factors that no impairment was necessary for any intangible asset or goodwill.

Domain Name

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202, which will be used as the main landing page for the Company. The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet. As of December 31, 2018, we have determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

Trademark

On September 22, 2015, the Company purchased the trademark rights of “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000. The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet. The trademark expires in 2020 and may be renewed for an additional 10 years. Therefore, as of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense. For the year ended December 31, 2018, the six months ended December 31, 2017, and the year ended June 30, 2017, the Company included $690, $345, and $690, respectively, in depreciation and amortization expense related to this trademark. As of December 31, 2018, the balance on this intangible asset was $7,759.

Non-Compete Agreements

On October 1, 2015, the Company acquired Indaba from three members of the limited liability company. At that time, we retained two of the members, who currently serve as the Chief Executive Officer and Chief Technology Officer of Indaba. Both employees have non-compete agreements in place to protect the Company against the risk of either employee leaving Indaba to compete directly with us. We have calculated the value of those non-compete agreements at $201,014, with a useful life of two years, which coincides with the term of the non-compete agreement. This amount was included in depreciation and amortization expense until September 30, 2017. For the six months ended December 31, 2017, the Company included $25,127 in depreciation and amortization expense related to these non-compete agreements. This non-compete agreement was fully amortized as of December 31, 2017.

On August 1, 2017, the Company signed a merger agreement with Brad Parscale, in which Parscale Creative merged with and into Parscale Digital. The terms of the merger agreement include a non-compete agreement with Brad Parscale, for a period of three years. The Company has placed a value of this non-compete agreement at $280,000, amortized over a period of 36 months. For the year ended December 31, 2018, and the six months ended December 31, 2017, the Company included $93,333, and $38,889, respectively, in depreciation and amortization expense related to this non-compete agreement. As of December 31, 2018, the balance on this intangible asset was $147,778.

Customer List

On October 1, 2015, the Company acquired Indaba, and have calculated the value of the customer list at $447,171, with a useful life of 3 years. This amount was to be included in depreciation and amortization expense until September 30, 2018. During the six months ended December 31, 2017, we determined that the Customer List intangible asset was impaired. Therefore, we have written off the remaining balance during the period, totaling $111,793. As of December 31, 2017, the balance is zero. This non-compete agreement was fully amortized as of December 31, 2017.

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the customer list at $2,090,000, with a useful life of 3 years. For the year ended December 31, 2018, and the six months ended December 31, 2017, the Company included $671,583, and $387,447, respectively, in depreciation and amortization expense related to the customer list, and as of December 31, 2018, the remaining balance of this intangible asset was $1,050,101.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the customer list at $280,000, with a useful life of 3 years. For the year ended December 31, 2018, and the six months ended December 31, 2017, the Company included $87,779, and $15,556, respectively, in depreciation and amortization expense related to the customer list, and as of December 31, 2018, the remaining balance of this intangible asset was $157,533.

On February 1, 2018, the Company acquired Parscale Media, and have calculated the value of the customer list acquired at $400,000, with a useful life of 3 years. For the year ended December 31, 2018, the Company included $122,222, in depreciation and amortization expense related to the customer list, and as of December 31, 2018, the remaining balance of this intangible asset was $277,778.

Brand Name

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the brand name at $1,930,000, which is included in other assets on the balance sheet. As of December 31, 2018, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the brand name at $130,000, which is included in other assets on the balance sheet. As of December 31, 2018, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life.

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

Goodwill

On October 1, 2015, the Company acquired Indaba, and have calculated the value of the goodwill at $1,128,003, which was included in other assets on the balance sheet at June 30, 2017. During the six months ended December 31, 2017, we determined that the goodwill related to the Indaba acquisition was impaired. Therefore, all remaining goodwill was written off. The amount of the write off, included in operating expenses was $1,128,003.

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the goodwill at $3,645,000, which is included in other assets on the balance sheet. The Company will assess this intangible asset for impairment, if an event occurs that may effect the fair value, or at least annually.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the goodwill at $430,000, which is included in other assets on the balance sheet. The Company will assess this intangible asset for impairment, if an event occurs that may effect the fair value, or at least annually.

On February 1, 2018, the Company acquired Parscale Media, and have calculated the value of the goodwill at $500,000, which is included in other assets on the balance sheet. The Company will assess this intangible asset for impairment, if an event occurs that may effect the fair value, or at least annually.

The Company’s intangible assets consist of the following:

	December 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	2,770,000	(1,284,587)	1,485,413	2,370,000	(403,003)	1,966,997
Non-compete agreement	280,000	(132,222)	147,778	280,000	(38,889)	241,111
Domain name and trademark	30,201	(2,241)	27,960	30,201	(1,552)	28,649
Brand name	2,160,000	—	2,160,000	2,060,000	—	2,060,000
Goodwill	4,575,000	—	4,575,000	5,250,000	—	5,250,000
Total	9,815,201	(1,419,050)	8,396,151	9,990,201	(443,444)	9,546,757

Total amortization expense charged to operations for the year ended December 31, 2018, the six months ended December 31, 2017 and the year ended June 30, 2017, were $975,606, $532,893, and $275,380, respectively. The following table of remaining amortization of finite life intangible assets, for the years ended December 31, includes the intangible assets acquired, in addition to the CloudCommerce trademark:

2019	$976,506
2020	646,953
2021	11,801
2022	690
2023	690
Thereafter	4,310
Total	$1,640,950

7. CREDIT FACILITIES

Lines of Credit

The Company has assumed an outstanding liability related to a bank line of credit agreement from the acquisition of Indaba. As of December 31, 2017, the balance was zero.

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement auto renewed for another twelve months. The proceeds from the facility are determined by the amounts we invoice our customers. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in CLWD Operations, and therefore, we will require such third-party lender’s written consent to obligate CLWD Operations further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for CLWD Operations to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the year ended December 31, 2018, the six months ended December 31, 2017, and the year ended June 30, 2017, the Company included $16,012, $26,092, and $33,733, respectively, in interest expense, related to this secured borrowing facility, and as of December 31, 2018 and 2017, the outstanding balances were zero and $205,368, respectively.

On October 19, 2017, Parscale Digital entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $500,000. The proceeds from the facility are determined by the amounts we invoice our customers. The Company evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in the Company, and will, therefore, we will require such third-party lender’s written consent to obligate the Company further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the Company to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the year ended December 31, 2018, and the six months ended December 31, 2017, the Company included $78,566, and $10,437 in interest expense, related to the secured borrowing facility, and as of December 31, 2018 and 2017, the outstanding balances were $102,988 and $178,837.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into 12-month agreements wherein amounts due from our customers were pledged to a third-party, in exchange for borrowing facilities in amounts up to a total of $150,000, $150,000 and $600,000, respectively. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “Lines of credit” on the Balance Sheet. During the term of these facilities, the third-party lender has a first priority security interest in the respective entities, and will, therefore, we will require such third-party lender’s written consent to obligate the entities further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the entities to secure additional secured borrowing facilities. The cost of this secured borrowing facilities is 0.056%, 0.056% and 0.049%, respectively, of the daily balance. During the year ended December 31, 2018, the Company included $21,276, in interest expense, related to these secured borrowing facilities, and as of December 31, 2018, the combined outstanding balances were $321,106.

8.    CONVERTIBLE NOTES PAYABLE

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

On March 25, 2013, the Company issued a convertible promissory note (the “March 2013 Note”) in the amount of up to $100,000, at which time an initial advance of $50,000 was received to cover operational expenses. The lender, a related party, advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004 per share. The March 2013 Note bears interest at a rate of 10% per year and matured on March 25, 2018. The Company is working with the lender to extend the maturity date. On May 23, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. On April 17, 2018, the lender converted $16,000 of the outstanding balance and accrued interest of $8,106 into 6,026,301 shares of common stock. The balance of the March 2013 Note, as of December 31, 2018 was $78,377, which includes $28,377 of accrued interest.

On April 20, 2018, the Company issued a convertible promissory note (the “April 2018 Note”) in the amount of up to $200,000, at which time an initial advance of $200,000 was received to cover operational expenses. The terms of the April 2018 Note, as amended, allow the lender, a related party, to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.01 per share. The April 2018 Note bears interest at a rate of 5% per year and matures on April 20, 2021. The balance of the April 2018 Note, as of December 31, 2018 was $206,986, which includes $6,986 of accrued interest. Due to the conversion price being lower than the market price on the effective date (“beneficial conversion feature”) of the April 2018 Note, we recorded a discount of $200,000 to offset the book value. The discount is amortized over 12 months, beginning on the effective date of the April 2018 Note. As of December 31, 2018, the balance remaining on the beneficial conversion feature was $60,274, and for the year ended December 31, 2018, we included $139,726 in interest expense related to amortization of the discount.

9.    NOTES PAYABLE

On July 31, 2017, the Company signed an exchange agreement with the holder of our notes, which exchanged ten convertible notes, totaling $1,485,914, for 14,425 shares of Series C Preferred stock. Each share of Series C Preferred stock has a face value of $100 and is convertible into common stock at a price of $0.01 per share. At the time of the exchange, all accrued interest was forgiven. The following notes were converted:

(a) On January 12, 2016, the Company borrowed $100,000 from Bountiful Capital, LLC to cover operating costs. The loan was offered interest free on a short-term basis, and was due February 12, 2016. On July 31, 2017, the principal balance of $100,000 was exchanged for Series C Preferred stock, leaving a balance of zero as of July 31, 2017. The other notes exchanged with Bountiful Capital, LLC, are noted below.

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

Subsequent to July 31, 2017, the Company entered into the following new notes payable:

On August 3, 2017, the Company issued a promissory note (the “August 3, 2017 Note”) in the amount of $25,000, at which time the entire balance of $25,000 was received to cover operational expenses. The August 3, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date, or August 3, 2020. The balance of the August 3, 2017 Note, as of December 31, 2018 is $26,962, which includes $1,962 of accrued interest. The company is not in default on this note.

On August 15, 2017, the Company issued a promissory note (the “August 15, 2017 Note”) in the amount of $34,000, at which time the entire balance of $34,000 was received to cover operational expenses. The August 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date, or August 15, 2020. The balance of the August 15, 2017 Note, as of December 31, 2018 is $36,552, which includes $2,552 of accrued interest. The company is not in default on this note.

On August 28, 2017, the Company issued a promissory note (the “August 28, 2017 Note”) in the amount of $92,000, at which time the entire balance of $92,000 was received to cover operational expenses. The August 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date, or August 28, 2020. The balance of the August 28, 2017 Note, as of December 31, 2018 is $98,591, which includes $6,591 of accrued interest. The company is not in default on this note.

On September 28, 2017, the Company issued a promissory note (the “September 28, 2017 Note”) in the amount of $63,600, at which time the entire balance of $63,600 was received to cover operational expenses. The September 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date, or September 28, 2020. The balance of the September 28, 2017 Note, as of December 31, 2018 is $67,616, which includes $4,016 of accrued interest. The company is not in default on this note.

On October 11, 2017, the Company issued a promissory note (the “October 11, 2017 Note”) in the amount of $103,500, at which time the entire balance of $103,500 was received to cover operational expenses. The October 11, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date, or October 11, 2020. The balance of the October 11, 2017 Note, as of December 31, 2018 is $109,823, which includes $6,323 of accrued interest. The company is not in default on this note.

On October 27, 2017, the Company issued a promissory note (the “October 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The October 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date, or October 27, 2020. The balance of the October 27, 2017 Note, as of December 31, 2018 is $112,244, which includes $6,244 of accrued interest. The company is not in default on this note.

On November 15, 2017, the Company issued a promissory note (the “November 15, 2017 Note”) in the amount of $62,000, at which time the entire balance of $62,000 was received to cover operational expenses. The November 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date, or November 15, 2020. The balance of the November 15, 2017 Note, as of December 31, 2018 is $65,491, which includes $3,491 of accrued interest. The company is not in default on this note.

On November 27, 2017, the Company issued a promissory note (the “November 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The November 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date, or November 27, 2020. The balance of the November 27, 2017 Note, as of December 31, 2018 is $111,794, which includes $5,794 of accrued interest. The company is not in default on this note.

On November 30, 2017, the Company issued a promissory note (the “November 30, 2017 Note”) in the amount of $30,000, at which time the entire balance of $30,000 was received to cover operational expenses. The November 30, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date, or November 30, 2020. The balance of the November 30, 2017 Note, as of December 31, 2018 is $31,627, which includes $1,627 of accrued interest. The company is not in default on this note.

On December 19, 2017, the Company issued a promissory note (the “December 19, 2017 Note”) in the amount of $42,000, at which time the entire balance of $42,000 was received to cover operational expenses. The December 19, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date, or December 19, 2020. The balance of the December 19, 2017 Note, as of December 31, 2018 is $44,169, which includes $2,169 of accrued interest. The company is not in default on this note.

On January 3, 2018, the Company issued a promissory note (the “January 3, 2018 Note”) in the amount of $49,000, at which time the entire balance of $49,000 was received to cover operational expenses. The January 3, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date, or January 3, 2021. The balance of the January 3, 2018 Note, as of December 31, 2018 is $51,430, which includes $2,430 of accrued interest. The company is not in default on this note.

On January 30, 2018, the Company issued a promissory note (the “January 30, 2018 Note”) in the amount of $72,000, at which time the entire balance of $72,000 was received to cover operational expenses. The January 30, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date, or January 30, 2021. The balance of the January 30, 2018 Note, as of December 31, 2018 is $75,304, which includes $3,304 of accrued interest. The company is not in default on this note.

On February 1, 2018, the Company entered into an amended purchase agreement and promissory note with Mr. Parscale, which facilitated the closing of the Parscale Media transaction and established a revised payment arrangement, under which the Company agreed to pay Mr. Parscale $1,000,000 in twelve equal installments, which includes 4% interest. For the year ended December 31, 2018, the Company made total payments of $350,600 on the promissory note, which includes $11,693 of interest expense. For the year ended December 31, 2018, we included $12,859 in interest expense related to this liability. On November 20, 2018, the Company exchanged the remaining balance of the Parscale Media Note for an equal amount owed by Mr. Parscale to the Company. As of November 20, 2018, the balance on the Parscale Media Note was zero.

On February 2, 2018, the Company issued a promissory note (the “February 2, 2018 Note”) in the amount of $85,000, at which time the entire balance of $85,000 was received to cover operational expenses. The February 2, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date, or February 2, 2021. The balance of the February 2, 2018 Note, as of December

31, 2018 is $88,866, which includes $3,866 of accrued interest. The company is not in default on this note.

On June 29, 2018, the Company issued a promissory note (the “June 2018 Note”), in the amount of $750,000, at which time the Company received $735,000. The remaining $15,000 was retained by the lender as an origination fee. The June 2018 Note bears interest at a rate of 18% per year and is amortized over 12 months. During the year ended December 31, 2018, the Company made payments totaling $429,277, and included $54,277 in interest expense related to this note. As of December 31, 2018, the outstanding balance on the June 2018 Note was $375,000. The company is not in default on this note.

As of December 31, 2018, and 2017, the notes payable due to related parties totaled $920,470 and $670,819, respectively.

10.       CAPITAL STOCK

At December 31, 2018, December 31, 2017, and June 30, 2017, the Company’s authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock shall be entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefor, at the rate of $8 per share per annum, payable in preference and priority to any payment of any dividend on the common stock. As of December 31, 2018, the Company has 10,000 shares of Series A Preferred Stock outstanding. During the year ended December 31, 2018, the six months ended December 31, 2017, and the year ended June 30, 2017, we paid dividends of $60,000, $40,000, and $60,000, respectively, to the holders of Series A Preferred stock.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock shall have a stated value of $100. The Series B Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.004 per share. Series B Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of December 31, 2018, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock shall have a stated value of $100. The Series C Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.01 per share. Series C Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of December 31, 2018, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock shall have a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue shall mean the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. Series D Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of December 31, 2018, the Company has 90,000 shares of Series D Preferred Stock outstanding. During the year ended December 31, 2018, and the six months ended December 31, 2017, we paid dividends of $49,478, and $101,260, respectively, to the holders of Series D Preferred stock.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock shall have a stated value of $100. The Series E Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.05 per share. Series E Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of December 31, 2018, the Company has 10,000 shares of Series E Preferred Stock outstanding.

11.       STOCK OPTIONS AND WARRANTS

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

The following options were issued outside of the Warp 9, Inc. Stock Option Plan:

On August 1, 2017, we granted non-qualified stock options to purchase up to 10,000,000 shares of our common stock to a key employee, at a price of $0.01 per share. The stock options vest equally over a period of 36 months and expire August 1, 2022. These options allow the optionee to exercise on a cashless basis, resulting in no cash payment to the company upon exercise. If the optionee exercises on a cashless basis, then the above water value (difference between the option price and the fair market price at the time of exercise) is used to purchase shares of common stock. Under this method, the number of shares of common stock issued will be less than the number of options used to obtain those shares of common stock. On September 30, 2018, the employee exercised, on a cashless basis, 3,324,201 options, resulting in 1,233,509 shares of common stock.

On September 18, 2017, we granted non-qualified stock options to purchase up to 1,800,000 shares of our common stock to three key employees, at a price of $0.05 per share. The stock options vest equally over a period of 36 months and expire September 18, 2022. These options allow the optionee to exercise on a cashless basis, resulting in no cash payment to the company upon exercise.

On January 3, 2018, we granted non-qualified stock options to purchase up to 20,000,000 shares of our common stock to three key employees, at a price of $0.04 per share. The stock options vest equally over a period of 36 months and expire January 3, 2023. These options allow the optionee to exercise on a cashless basis, resulting in no cash payment to the company upon exercise.

The Company used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock. The fair value of options granted during the year ended December 31, 2018 and 2017, were determined using the Black Scholes method with the following assumptions:

	Year Ended	Six Months Ended
	December 31, 2018	December 31, 2017
Risk free interest rate	2.57%	5.00%
Stock volatility factor	250	376
Weighted average expected option life	3.5 years	5 years
Expected dividend yield	none	none

A summary of the Company’s stock option activity and related information follows:

	Year ended December 31, 2018
		Weighted
		average
		exercise
	Options	price
Outstanding -beginning of year	134,800,000	$0.013
Granted	20,000,000	$0.04
Exercised	(3,324,201)	$0.01
Forfeited	—	$—
Outstanding - end of year	151,475,799	$0.017
Exercisable at the end of period/year	131,780,091	$0.014
Weighted average fair value of
options granted during the year		$800,000

	Six Months ended December 31, 2017		Year ended June 30, 2017
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of year	123,000,000	$0.013	123,000,000	$0.013
Granted	11,800,000	$0.016	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding - end of period/year	134,800,000	$0.013	123,000,000	$0.013
Exercisable at the end of period/year	114,138,995	$0.013	94,095,890	$0.012
Weighted average fair value of
options granted during the year		$—		$190,000

As of December 31, 2018, and 2017, the intrinsic value of the stock options was approximately $212,950 and $3,632,450, respectively. Stock option expense for the year ended December 31, 2018, the six months ended December 31, 2017 and the year ended June 30, 2017 were $479,182, $275,319, and $502,000, respectively.

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

The weighted average remaining contractual life of options outstanding, as of December 31, 2018 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.050	1,800,000	3.72
$0.040	20,000,000	4.01
$0.015	35,000,000	3.65
$0.013	60,000,000	3.10
$0.013	15,000,000	3.22
$0.010	6,675,799	3.59
$0.005	12,500,000	0.62
$0.004	500,000	2.78
	151,475,799

Warrants

During the years ended December 31, 2018 and 2017, the Company issued no warrants for services.

12. RELATED PARTIES

Bountiful Capital, LLC, loaned the Company $100,000 on January 12, 2016, $500,000 through multiple fundings on the April 2016 Note, $500,000 through multiple fundings on the October 2016 Note, $38,000 on May 16, 2017, $46,000 on May 30, 2017, $26,000 on June 14, 2017, $23,500 on June 29, 2017, $105,000 on July 10, 2017, $50,500 on July 14, 2017, $53,500 on July 30, 2017, $25,000 on August 3, 2017, $34,000 on August 16, 2017, $92,000 on August 28, 2017, $63,600 on September 28, 2017, $103,500 on October 11, 2017, $106,000 on October 27, 2017, $62,000 on November 15, 2017, $106,000 on November 27, 2017, $30,000 on November 30, 2017, $42,000 on December 19, 2017, $49,000 on January 3, 2018, $72,000 on January 30, 2018 and $85,000 on February 2, 2018, as unsecured promissory notes (the “Bountiful Notes”). The terms of the Bountiful Notes include interest of 5% and are due and payable upon demand, but in no case later than 36 months after the effective date. On July 31, 2017, notes payable amounting to $1,442,500 and accrued interest of $43,414 were converted into 14,425 shares of Series C preferred stock. At December 31, 2018 and 2017, principal on the Bountiful Notes and accrued interest totaled $920,470 and $670,819, respectively. The Company’s chief financial officer, Greg Boden, also serves as the president of Bountiful Capital, LLC.

Brad Parscale has served on the board of directors of the Company since the acquisition of Parscale Creative on August 1, 2017. Mr. Parscale is also the owner of Parscale Strategy, LLC (“Parscale Strategy”), the largest customer of Parscale Digital. During the years ended December 31, 2018 and 2017, the Company earned $2,205,423 and $1,771,529, respectively, in revenue from providing services to Parscale Strategy, and as of December 31, 2018 and 2017, Parscale Strategy had an outstanding accounts receivable of $78,753 and $390,410, respectively.

On August 1, 2017, Parscale Digital signed a lease with Giles-Parscale, Inc., a related party, to provide a workplace for the employees of Parscale Digital. Giles-Parscale, Inc., is wholly owned by Jill Giles, an employee of the Company. Details on this lease are included in Note 14.

On August 1, 2017, Parscale Digital signed a lease with Parscale Strategy for computer equipment and office furniture. Parscale Strategy is wholly owned by Brad Parscale, who serves on the CloudCommerce board of directors. Details of this lease are included in Note 14.

On February 1, 2018, the Company entered into an amended purchase agreement and promissory note with Mr. Parscale, which facilitated the closing of the Parscale Media transaction and established a revised payment arrangement, under which the Company agreed to pay Mr. Parscale $1,000,000 in twelve equal installments, which includes 4% interest. For the year ended December 31, 2018, the Company made total payments of

$336,620 on the promissory note, which includes $11,693 of interest expense. On November 20, 2018, the Company exchanged the outstanding balance on the Parscale Media Note, for an equal amount Mr. Parscale owed to the Company. On November 20, 2018, the balance in the Parscale Media Note was zero.

On April 28, 2018, Data Propria entered into an agreement to lease approximately 2,073 square feet of office space located at 311 Sixth Street, San Antonio, TX 78215, for a period of twelve months, commencing May 1, 2018, at a cost of $4,000 per month, plus a pro rata share of building maintenance expenses. This lease was signed with a related party, Jill Giles, an employee of the Company.

As of December 31, 2018, we had convertible notes in the amount of $225,089 with a relative of a shareholder that owns in excess of 5%. We believe that the terms of those convertible notes are consistent with arm’s length transactions.

13.       CONCENTRATIONS

For the year ended December 31, 2018, the Company had five major customers who represented approximately 38% of total revenue. For the six months ended December 31, 2017, the Company had four major customers who represented approximately 49% of total revenue. For the year ended June 30, 2017, the Company had three major customers who represented 58% of total revenue. At December 31, 2018 and 2017, accounts receivable from two and four customers, represented approximately 41% and 56% of total accounts receivable, respectively. The customers comprising the concentrations within accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

14.       COMMITMENTS AND CONTINGENCIES

Operating Leases

On December 10, 2012, Indaba signed a lease, which commenced January 16, 2013 for approximately 3,300 square feet at 2854 Larimer Street, Denver, CO 80205, for approximately $3,500 per month. The original lease term expired February 28, 2016, but was extended until February 28, 2017, at a rate of $5,800 per month. This lease was further extended until February 28, 2018, at a rate of $5,850 per month. We did not renew this lease and moved out of the space by February 28, 2018. On February 12, 2018, we executed a lease agreement for office space at 1415 Park Avenue West, Denver, CO 80205, on a month-to-month basis, at a cost of $800 per month. This lease was terminated in June 30, 2018.

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

On April 15, 2016, the CloudCommerce signed a lease for approximately 1,800 square feet of office space at 1933 Cliff Dr., Suite 1, Santa Barbara, California 93109 for approximately $3,000 per month, on a month-to-month basis which lease commenced on March 1, 2016 and concluded February 15, 2018. On October 24, 2017, we executed a lease agreement for the same space, commencing March 1, 2018 for a period of 36 months, at a rate of $2,795 per month, plus a pro rata share of the common area maintenance. On September 7, 2018, we assigned this lease to another tenant and moved out of the space.

The following is a schedule, by years, of future minimum lease payments required under the operating leases.

Years Ending December 31,	Amount

2019	$170,800
2020	127,050
2021	117,600
2022	68,600
2023	0
Total	$484,050

Total operating lease expense for the year ended December 31, 2018, the six months ended December 31, 2017 and the year ended June 30, 2017 were $214,021, $101,664, and $105,391, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location at 6500 Hollister Ave., Goleta, CA, to make monthly payments on past due rent totaling $227,052. Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250. Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802. As of December 31, 2018, the Company recorded the outstanding balance under this settlement agreement as a long-term accrued expense, with the current portion of the debt recorded in accrued expenses. As of December 31, 2018, and 2017, the Company owed $21,000 and $25,200 on the outstanding reduced payment terms, respectively.

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

The following is a schedule of the net book value of the capital lease.

Assets	December 31, 2018	December 31, 2017
Leased equipment under capital lease,	$100,097	$100,097
less accumulated amortization	(35,176)	(13,023)
Net	$64,921	$87,074

Liabilities	December 31, 2018	December 31, 2017
Obligations under capital lease (current)	$34,039	$32,382
Obligations under capital lease (noncurrent)	20,654	54,692
Total	$54,693	$87,074

 The following is a schedule, by years, of future minimum lease payments required under the capital lease.

Years ended December 31,	Lease Payments	Imputed Interest	Present Value of Payments
2019	$36,000	$(1,961)	$34,039
2020	21,000	(346)	20,654
Total	$57,000	$(2,307)	$54,693

The Company is required to pay its pro rata share of taxes, building maintenance costs, and insurance in accordance with the operating lease agreements of Parscale Digital, WebTegrity, Giles Design Bureau and Data Propria.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

15. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the year ended December 31, 2018, there were the following non-cash financing activities:

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

During the six months ended December 31, 2017, we had the following non-cash financing activities:

-          Entered into a capital lease obligation for the use of office equipment. The value of the lease is $100,097.

-          Decreased Notes Payable by $1,485,914 and issued 14,425 shares of Series C Convertible Preferred stock, as a result of the exchange of debt.

-          Issuance of Series D Convertible Preferred stock valued at $7,610,000 for the purchase of Parscale Creative, Inc.

-          Issuance of Series E Convertible Preferred stock valued at $900,000 for the purchase of WebTegrity, LLC.

During the year ended June 30, 2017, we had no non-cash financing activities.

16.       INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2018 and 2017 were as follows, assuming a 21% and 35% effective tax rate, respectively:

	For the years ended December 31,
	2018	2017
		(unaudited)
Current tax provision:
Federal
Taxable income	$—	$—
Total current tax provision	$—	$—

Deferred tax provision:
Federal
Loss carryforwards	$2,781,142	$4,550,200
Change in valuation allowance	(2,781,142)	(4,550,200)
Total deferred tax provision	$—	$—

As of December 31, 2018, the Company had approximately $13,247,668 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2038. The deferred tax liability balances as of December 31, 2018 and 2017 were zero and $1,021,566, respectively. During the year ended December 31, 2018, it was determined that, due to the Company never having paid federal income taxes and having a large net operating loss (NOL), it is unlikely we will pay federal income taxes in the foreseeable future.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from June 30, 2011 to December 31, 2018 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

17. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined that the following subsequent events are reportable.

On January 16, 2019, the Company issued a convertible promissory note (the “January 16 Note”) in the amount of up to $103,000, at which time an advance of $100,000 was received to cover operational expenses. The terms of the January 16 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after 180 days from the effective date, at a conversion price of 61% multiplied by the average of the two lowest trading prices during the preceding 20 days. The January 16 Note bears interest at a rate of 10% per year and matures on January 16, 2020.

On January 30, 2019, the Company entered into a secured promissory note (the “January 2019 Note”) in the amount of $1,000,000. This January 2019 Note extinguished the February 2018 Note and added $250,000 to the note balance. The January 2019 Note carries interest of 18% and is amortized over 12 months, with the first payment of $94,059 being due March 1, 2019. Upon execution of the January 2019 Note, the Company received $349,557, and will receive $250,000 upon the filing of this 10-K.

On January 31, 2019, the Company issued a convertible promissory note (the “January 31 Note”) in the amount of up to $53,500, at which time an advance of $51,000 was received to cover operational expenses. The terms of the January 31 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after 180 days from the effective date, at a conversion price of 61% multiplied by the lowest trading prices during the preceding 15 days. The January 31 Note bears interest at a rate of 15% per year and matures on January 31, 2020.

On February 21, 2019, the Company issued a convertible promissory note (the “February 21 Note”) in the amount of up to $53,000, at which time an advance of $50,000 was received to cover operational expenses. The terms of the February 21 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after 180 days from the effective date, at a conversion price of 61% multiplied by the average of the two lowest trading prices during the preceding 20 days. The January 16 Note bears interest at a rate of 10% per year and matures on February 21, 2020.

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

Based on that evaluation, our management concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective due to the following material weaknesses:

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2018 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter of fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists the executive officers and directors of the Company:

Name	Age	Position
Andrew Van Noy	36	Chief Executive Officer, President and Chairman
Gregory Boden	48	Chief Financial Officer, Corporate Secretary, and Director
Zachary Bartlett	37	Vice President of Communications and Director
Bradley Parscale	43	Director

Andrew Van Noy, age 36, has been a director of the Company since November 17, 2012. Mr. Van Noy has been the President of the Company since April 24, 2012 and the Chief Executive Officer of the Company since August 13, 2012. He was the Vice President of Sales and Marketing of the Company from May 1, 2011 to November 17, 2012 and Executive Vice President of the Company from November 17, 2012 to April 24, 2012. Mr. Van Noy came to the Company with experience in the private equity and investment banking industry, where he served from April 2006 to December 2008 as Director of Velocity of Money, a boutique real estate private equity firm, and managed over $300 million of transactions at Morgan Stanley’s global banking headquarters in Salt Lake City, Utah. From January 2009 to April 2011, Mr. Van Noy served as the Vice President of Sales and Marketing for PageTransformer, a company which provided web and software development for iPad, iPhone, and Android devices.

The Board of Directors believes that Mr. Noy is qualified to serve as a director because of his experience in executive roles and his experience with re-branding and re-structuring of the Company, including the launch of our Magento platform.

Gregory Boden, age 48, has been a director of the Company since November 17, 2011 and the Corporate Secretary of the Company since February 11, 2013. On April 24, 2012 Mr. Boden was appointed Chief Financial Officer of the Company. From June 1, 2011 to March 1, 2012, Mr. Boden served as an independent contractor assisting the Company in accounting and financial reporting matters. In addition to his position as Chief Financial Officer, Mr. Boden has served since January 1, 2011 as the President of Bountiful Capital, LLC, a Santa Barbara based private equity company. Prior to joining the Company, from September 2006 to October 2009, Mr. Boden worked in public accounting in the audit practice of KPMG, LLP, after which, from October 2009 to December 2010, he and managed the franchise accounting and cash application departments of Select Staffing, a nationwide staffing company. Mr. Boden received his Master of Accountancy degree from the University of Denver.

The Board of Directors believes that Mr. Boden is qualified to serve as a director because of his management and industry experience, in addition to his understanding of accounting and financial reporting.

Zachary Bartlett, age 37, has been a director of the Company since July 2012. In July, 2012 Mr. Bartlett was appointed Vice President of Operations of the Company. In October, 2015 Mr. Bartlett was appointed Vice President of Communications of the Company. From July, 2011 to July, 2012, Mr. Bartlett served as an independent contractor assisting the Company in project management matters. Prior to joining the Company, Mr. Bartlett was the Creative

Director of Crowbar Studios, Inc., a graphic design and web development firm founded by Mr. Bartlett in 2008. From 2004 to 2008, he held the position of Art and Brand consultant at Demon International, a snowboard accessories company. In 2009, Mr. Bartlett was one of the founders of Page Transformer, Inc., a company that provided web and software development for iPad, iPhone, and Android devices. Mr. Bartlett received his Bachelor of Fine Arts degree in graphic design from Brigham Young University in 2004.

The Board of Directors believes that Mr. Bartlett is qualified to serve as a director because of his industry experience and his understanding of industry trends.

Bradley Parscale, age 43, has served as a director of the Company since August 1, 2017. He has served as President of Giles-Parscale, Inc., a privately held digital agency delivering holistic branding, design, and web development solutions based in San Antonio, Texas, for the past five years. Prior to serving as President of Giles-Parscale, Inc., Mr. Parscale was owner of Parscale Media, LLC, a web development and hosting firm. In 1999, Mr. Parscale received his Bachelor of Science in Business Finance, International Business and Economics from Trinity University in San Antonio, Texas.

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

Code of Conduct

The Company has adopted a Code of Conduct that applies to all of its directors, officers and employees. Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the Audit Committee, when formed, or the full Board of Directors and, in the case of a waiver for members of the Audit Committee, by the Board of Directors. Any such waivers will be promptly disclosed to the Company’s shareholders. A copy of our Code of Conduct will be provided to any person requesting same without charge. To request a copy of our Code of Conduct please make written request to our Chief Executive Officer c/o CloudCommerce, Inc. at 321 Sixth Street, San Antonio, TX 78215.

Compliance with Section 16(A) of Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission. Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file. Based solely on its review of the copies of such Section 16 Reports received by the Company, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to the Company’s Reporting Persons during and with respect to the fiscal year ended December 31, 2018 have been complied with on a timely basis.

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
62

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

The Elements of CloudCommerce’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The Board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2018, all executive officer base salary decisions were approved by the Board of Directors.

Our Board of Directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, or during the year if needed, and the Board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions.

Incentive Compensation Awards

During the fiscal years ended December 31, 2018 and 2017, the Company did not have an incentive compensation plan.

Equity Incentive Awards

Our 2003 Stock Option Plan for directors, officers, employees and key consultants (the “2003 Plan”) which authorized the issuance of up to 5,000,000 shares of our common stock pursuant to the 2003 Plan terminated upon the expiration of the remaining options granted under the 2003 Plan on May 24, 2014. In the future, we plan to establish a new management stock option plan pursuant to which stock options may be authorized and granted to our executive officers, directors, employees and key consultants. We expect to authorize up to 10% of our issued and outstanding common stock for future issuance under such plan. We believe that stock option awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The Board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options, if any, currently held by the officer and their vesting schedule. Our policy prohibits backdating options or granting them retroactively. As of June 30, 2014, no stock options granted under the 2003 Plan remain outstanding and the 2003 Plan has been terminated. As of December 31, 2018, 151,475,799 stock options granted outside of the 2003 Plan are outstanding.

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

Executive Officer Compensation

The following summary compensation table sets forth certain information concerning compensation paid to the Company’s Chief Executive Officer and its most highly paid executive officers whose total annual salary and bonus for services rendered in all capacities for the fiscal year ended December 31, 2018 was $100,000 or more.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Option Awards	All Other Compensation	Total

Andrew Van Noy Chief Executive Officer, President, and Director	2018 2017	$195,000 $195,000	-0- -0-	-0- -0-	$195,000 $195,000
Gregory Boden Chief Financial Officer, Corporate Secretary, and Director	2018 2017	$120,000 $80,400	-0- -0-	-0- -0-	$120,000 $80,400
Zachary Bartlett Vice President of Communications and Director	2018 2017	$138,000 $138,000	-0- -0-	-0- -0-	$138,000 $138,000

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by the Company’s executive officers at December 31, 2018.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Gregory Boden (1) Chief Financial Officer and Corporate Secretary	500,000 2,500,000 10,000,000 5,000,000	- 0 - - 0 - - 0 - - 0 -	$0.0040 $0.0053 $0.0131 $0.0150	October 12, 2021 August 13, 2019 February 3, 2022 August 25, 2022
Andrew Van Noy (2) Chief Executive Officer and President	5,000,000 30,000,000 15,000,000 20,000,000	- 0 - - 0 - - 0 - - 0 -	$0.0053 $0.0131 $0.0130 $0.0150	August 13, 2019 February 3, 2022 March 20, 2022 August 25, 2022

Zachary Bartlett (3) Vice President of Communications	5,000,000 20,000,000 10,000,000	- 0 - - 0 - - 0 -	$0.0053 $0.0131 $0.0150	August 13, 2019 February 3, 2022 August 25, 2022

(1)	On October 12, 2011, Mr. Boden received stock options to purchase 500,000 shares of common stock, at an exercise price of $0.004 per share exercisable for a period of ten years from the date of grant. These stock options vest at a rate of 1/48 per month commencing on the date of grant until all of the options are vested. On August 13, 2012, Mr. Boden received stock options to purchase 2,500,000 shares of common stock, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On February 3, 2015, Mr. Boden received stock options to purchase 10,000,000 shares of common stock, at an exercise price of $0.0131 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On August 25, 2015, Mr. Boden received stock options to purchase 5,000,000 shares of common stock, at an exercise price of $0.015 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.
(2)	On August 13, 2012, Mr. Van Noy received stock options to purchase 5,000,000 shares of common stock, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On February 3, 2015, Mr. Van Noy received stock options to purchase 30,000,000 shares of common stock, at an exercise price of $0.0131 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On March 20, 2015, Mr. Van Noy received stock options to purchase 15,000,000 shares of common stock, at an exercise price of $0.013 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On August 25, 2015, Mr. Van Noy received stock options to purchase 20,000,000 shares of common stock, at an exercise price of $0.015 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.
(3)	On August 13, 2012, Mr. Bartlett received stock options to purchase 5,000,000 shares of common stock, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On February 3, 2015, Mr. Bartlett received stock options to purchase 20,000,000 shares of common stock, at an exercise price of $0.0131 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On August 25, 2015, Mr. Bartlett received stock options to purchase 10,000,000 shares of common stock, at an exercise price of $0.015 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

Option Exercises and Stock Vested

None of the Company’s executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2018.

Director Compensation

The Company’s directors did not receive any compensation for their services rendered to the Company as directors during the fiscal years ended December 31, 2018 and 2017.

Employment Agreements

The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with its executive officers in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of CloudCommerce at December 31, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of December 31, 2018 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 137,512,588 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o CloudCommerce, Inc., 321 Sixth Street, San Antonio, TX 78215. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership

Gregory Boden Director, Chief Financial Officer, and Corporate Secretary (2)	18,052,082	11.6%
Andrew VanNoy Chairman, Chief Executive Officer, and President (3)	78,604,651	36.4%
Zachary Bartlett Director and Vice President of Communications (4)	67,533,303	32.9%
Bradley Parscale Director (5)	225,000,000	62.1%
All current Executive Officers as a Group (4 persons)	389,190,036	73.9%

Thunder Innovations, LLC	14,893,905	9.8%
Ryan Shields (6)	29,333,333	17.6%
Blake Gindi (7)	26,666,667	16.2%
Jack Gindi (8)	10,666,667	7.2%

(1)	Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.
(2)	Includes 14,100,457 shares which may be purchased by Mr. Boden pursuant to stock options that are exercisable within 60 days of December 31, 2018. Does not include shares of common stock issuable upon conversion of outstanding convertible promissory notes and Series C Preferred stock held Bountiful Capital LLC, of which Mr. Boden serves as President. Such securities subject to a 4.99% ownership blockers.
(3)	Includes 52,794,521 shares which may be purchased by Mr. Van Noy pursuant to stock options that are exercisable within 60 days of December 31, 2018.
(4)	Includes 27,200,913 shares which may be purchased by Mr. Bartlett pursuant to stock options that are exercisable within 60 days of December 31, 2018.
66

(5)	Includes shares underlying 90,000 shares of Series D Preferred Stock. Each share of Series D Preferred Stock may be converted at any time upon ninety (90) days’ written notice, into 2,500 shares of the Company’s common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Chief Financial Officer of the Company, Gregory Boden, is also the President of Bountiful Capital, LLC (“Bountiful Capital”). Bountiful Capital issued promissory notes to the Company on January 12, 2016, April 18, 2016, October 3, 2016, May 16, 2017, May 30, 2017, June 14, 2017 and June 29, 2017, July 10, 2017, July 14, 2017, and July 30, 2017, which have been exchanged for Series C Preferred Stock, as of July 31, 2017. Bountiful Capital issued promissory notes to the Company on August 3, 2017, August 15, 2017 and August 28, 2017. As of December 31, 2018, the total balance on these notes was $920,470, which includes $50,370 of accrued interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Liggett and Webb, PA (“Liggett”) served as the Company’s independent registered accountants from December 2015 until August 30, 2018, when the Company appointed M&K CPAs, PLLC (“M&K”), who currently serves as our independent auditors. M&K also is a provider of tax services to the Company.

Audit Fees

An aggregate of $111,528 was billed by our auditors for the following professional services: 1) audit of the annual financial statement of the Company for the fiscal year ended December 31, 2017, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2018, June 30, 2018, and March 31, 2018, 2) audit of the annual financial statements of Parscale Creative for the years ended December 31, 2016 and 2015, a review of the interim financial statements, for the period ended June 30, 2017, and the disclosures included in the 8-K/A related to the Parscale Creative acquisition, and 3) the stub period audit as a result of the Company changing its year end from June 30 to December 31.

An aggregate of $52,980 was billed by our auditors for the following professional services: Audit of the transitional financial statement of the Company for the six months ended December 31, 2017 and review of the interim financial statements included in quarterly reports on Form 10-Q for the period ended September 30, 2017.

An aggregate of $45,293 was billed by our auditors for the following professional services: 1) audit of the annual financial statement of the Company for the fiscal year ended June 30, 2017, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2016, December 31, 2016, and March 31, 2017.

Audit Related Fees

None.

Tax Fees

Our auditors billed the Company $1,500 for tax preparation services during the fiscal year ended June 30, 2018.

Our auditors billed the Company $2,500 for tax preparation services during the fiscal year ended June 30, 2017.

Our auditors billed the Company $1,172 for tax preparation services during the fiscal year ended June 30, 2017.

All Other Fees

None.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The Cloudcommerce, Inc. financial statements are included in Item 8. Financial Statements and Supplementary Data.

2. Financial Schedules

None.

3. Exhibits

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

2.6	Agreement and Plan of Merger, dated as of August 1, 2017, by and among CloudCommerce, Inc., Parscale Creative, Inc., Bradley Parscale and Parscale Digital, Inc. (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
2.7	Purchase Agreement, dated August 1, 2017, by and among CloudCommerce, Inc., Parscale Media, LLC, and Bradley Parscale (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
3.1	Articles of Incorporation (incorporated by reference from the exhibits included with the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission, dated April 10, 2002).
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated September 30, 2015).
3.3	Bylaws (incorporated by reference from the exhibits included with the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission, dated April 10, 2002).
3.4	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).
3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated December 18, 2015).
3.6	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated June 28, 2016).
3.7	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
3.8	Certificate of Designation of Series D Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
4.1	Stock Option Plan (Incorporated by reference from the exhibits included in the Company's Information Statement filed with the Securities and Exchange Commission, dated August 1, 2003).
10.1
10.2	Form of Convertible Note, dated January 5, 2015 (Incorporated by reference to exhibits filed with the Company's Current Report on Form 10-Q/A filed with the Securities and Exchange Commission, dated February 17, 2015).

10.3	Form of Stock Option Agreement (Incorporated by reference to exhibits filed with the Company's Current Report on Form 10-Q/A filed with the Securities and Exchange Commission, dated February 17, 2015).
10.4	Agreement and Plan of Merger by and among Indaba Group, LLC, a Colorado limited liability company, Ryan Shields, Blake Gindi, and Jack Gindi, Warp 9, Inc., a Nevada corporation, and Warp 9, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 30, 2015).
10.5
10.6
10.7	Employment Agreement between Indaba Group, Inc., a Delaware corporation, and Ryan Shields (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).
10.8	Employment Agreement between Indaba Group, Inc., a Delaware corporation, and Blake Gindi (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).
10.9	Convertible Promissory Note (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 9, 2015).
10.10	Form of Promissory Note (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated April 21, 2016).
10.11	Form of Exchange Agreement (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated June 28, 2016).
10.12	Form of Promissory Note (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 7, 2016).
10.13	Exchange Agreement, dated July 31, 2017, by and between CloudCommerce, Inc., and Bountiful Capital, LLC (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
10.14	Management Services Agreement, dated August 1, 2017, by and between CloudCommerce, Inc., and Parscale Creative, Inc. (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).

10.15	Management Services Agreement, dated August 1, 2017, by and between CloudCommerce, Inc., and Parscale Media, LLC (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
10.16	Advisory Agreement, dated August 1, 2017, with Jill Giles (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
10.17	Secured Promissory Note, dated June 29, 2018, issued by Parscale Digital Inc. to P2Binvestor, Incorporated (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2018).
10.18	Security Agreement dated June 29, 2018, between Parscale Digital Inc. and P2Binvestor, Incorporated (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2018).
10.19	Agreement, dated November 20, 2018, by and between CloudCommerce, Inc. and Bradley Parscale (incorporated by reference to the Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2018).
21.1*	List of Subsidiaries
31.1**	Section 302 Certification of Principal Executive Officer
31.2**	Section 302 Certification of Principal Financial/Accounting Officer
32.1**	Section 906 Certification of Principal Executive Officer
32.2**	Section 906 Certification of Principal Financial/Accounting Officer
EX-101.INS***	XBRL INSTANCE DOCUMENT
EX-101.SCH***	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL***	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF***	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB***	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE***	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Previously filed

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2019	CLOUDCOMMERCE, INC.

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

By: /s/ Andrew Van Noy	Dated: April 1, 2019

--------------------------------------

Andrew Van Noy,

Chief Executive Officer, President and Chairman

(Principal Executive Officer)

By: /s/ Gregory Boden	Dated: April 1, 2019

--------------------------------------

Gregory Boden, Chief Financial Officer and Director

(Principal Financial/Accounting Officer)

By: /s/ Zachary Bartlett	Dated: April 1, 2019

--------------------------------------

Zachary Bartlett, Director

By: /s/ Bradley Parscale	Dated: April 1, 2019

--------------------------------------

Bradley Parscale, Director

