Form 10-Q
period 2019-03-31
CLOUDCOMMERCE, INC.
filed 2019-05-15
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2019.

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of May 15, 2019, the number of shares outstanding of the registrant’s class of common stock was 137,512,588.

2

PART I. - FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$225,096	$116,312
Accounts receivable, net	784,855	923,703
Accounts receivable, net - related party	65,316	78,753
Costs in excess of billings	162,778	99,017
Prepaid and other current Assets	62,562	74,284
TOTAL CURRENT ASSETS	1,300,607	1,292,069

PROPERTY & EQUIPMENT, net	130,038	138,739
RIGHT-OF-USE ASSETS	365,460	—

OTHER ASSETS
Lease deposit	13,800	13,800
Goodwill and other intangible assets, net	8,152,025	8,396,151
TOTAL OTHER ASSETS	8,165,825	8,409,951

TOTAL ASSETS	$9,961,930	$9,840,759

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,400,597	$1,619,115
Accrued expenses	608,388	766,160
Operating lease liability	365,460	—
Lines of credit	347,116	417,618
Deferred revenue and customer deposit	1,049,301	1,081,570
Convertible notes and interest payable, current, net	491,107	225,089
Finance lease obligation, current	34,466	34,038
Notes payable	666,667	375,000
Notes payable, related parties	931,196	920,470
TOTAL CURRENT LIABILITIES	5,894,298	5,439,060

LONG TERM LIABILITIES
Finance lease obligation, long term	11,876	20,654
Accrued expenses, long term	202,553	203,603
TOTAL LONG TERM LIABILITIES	214,429	224,257

TOTAL LIABILITIES	6,108,727	5,663,317
COMMITMENTS AND CONTINGENCIES (see Note 14)

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value;
5,000,000 Authorized shares:
Series A Preferred stock; 10,000 authorized, 10,000 shares issued and
outstanding;	10	10
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and
outstanding;	18	18
Series C Preferred Stock; 25,000 authorized, 14,425 shares issued and
outstanding;	14	14
Series D Preferred Stock; 90,000 authorized, 90,000 shares issued and
outstanding;	90	90
Series E Preferred stock; 10,000 authorized, 10,000 shares issued and
outstanding;	10	10
Common stock, $0.001 par value;
2,000,000,000 authorized shares; 137,512,588 and 137,512,588 shares
issued and outstanding, respectively	137,513	137,513
Additional paid in capital	29,552,415	29,532,735
Accumulated deficit	(25,836,867)	(25,492,948)
TOTAL SHAREHOLDERS' EQUITY	3,853,203	4,177,442

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,961,930	$9,840,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2019	March 31, 2018

REVENUE	$2,524,843	$1,395,276
REVENUE - related party	128,164	1,481,433
TOTAL REVENUE	2,653,007	2,876,709

OPERATING EXPENSES
Salaries and outside services	1,151,880	1,483,884
Selling, general and administrative expenses	1,342,186	1,811,640
Stock based compensation	81,370	160,072
Loss on impairment of Goodwill and Intangible Assets		—
Depreciation and amortization	254,931	253,393

TOTAL OPERATING EXPENSES	2,830,367	3,708,989

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(177,360)	(832,280)

OTHER INCOME (EXPENSE)
Other income/(expense)	—	(23,620)
Loss on sale of fixed assets	—	(22,359)
Interest expense	(166,559)	(43,101)

TOTAL OTHER INCOME (EXPENSE)	(166,559)	(89,080)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(343,919)	(921,360)

PROVISION (BENEFIT) FOR INCOME TAXES	—	(129,991)

NET LOSS	(343,919)	(791,369)

PREFERRED DIVIDENDS	61,690	54,477

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(405,609)	$(845,846)

NET LOSS PER SHARE
BASIC	$(0.00)	$(0.01)
DILUTED	$(0.00)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	137,512,588	130,252,778
DILUTED	137,512,588	130,252,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

For the three months ended March 31, 2018
Balance, December 31, 2017	142,450	$142	130,252,778	$130,252	$29,094,147	$(22,622,935)	$6,601,606

Dividend on Series A Preferred stock ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)

Dividend on Series D Preferred stock ($0.38 per share)	—	—	—	—	(34,477)		(34,477)

Stock based compensation	—	—	—	—	160,072	—	160,072

Net loss	—	—	—	—	—	(791,369)	(791,369)

Balance, March 31, 2018 (unaudited)	142,450	$142	130,252,778	$130,252	$29,199,742	$(23,414,304)	$5,915,832

For the three months ended March 31, 2019
Balance, December 31, 2018	142,450	$142	137,512,588	$137,513	$29,532,735	$(25,492,948)	$4,177,442

Conversion of convertible note	—	—	—	—	—	—	—

Series A preferred stock dividend declared ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)

Series D preferred stock dividend declared ($0.46 per share)	—	—	—	—	(41,690)	—	(41,690)

Stock based compensation	—	—	—	—	81,370	—	81,370

Net loss	—	—	—	—	—	(343,919)	(343,919)

Balance, March 31, 2019 (unaudited)	142,450	$142	137,512,588	$137,513	$29,552,415	$(25,836,867)	$3,853,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(343,919)	$(791,369)
Adjustment to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	254,931	253,368
Loss on sale of fixed assets	—	20,817
Non-cash compensation expense	81,370	160,072
Amortization of Beneficial Conversion Feature	55,081	—
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	152,285	(3,376)
Prepaid expenses and other assets	11,722	(59,633)
Costs in excess of billings	(63,761)	—
Lease deposit	—	(1,300)
Accounts payable	(218,518)	431,433
Accrued expenses	(178,849)	54,426
Change in lease obligation	(2,350)	—
Customer Deposits	(39,332)	—
Deferred income	7,063	125,305
Deferred taxes	—	(129,991)

NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES	(284,277)	59,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(2,104)	(34,458)
Proceeds from the sale of fixed assets	—	20,658

NET CASH (USED IN) INVESTING ACTIVITIES	(2,104)	(13,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligation	(6,000)	(15,890)
Payment of dividend	(20,000)	(54,477)
Payments on line of credit, net	(70,502)	(151,597)
Proceeds from issuance of notes, related party	—	206,000
Proceeds from issuance of notes payable	200,000	—
Principal payments on term loan	(83,333)	(85,150)
Proceeds from issuance of term loan	375,000	—

NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	395,165	(101,114)

NET INCREASE / (DECREASE) IN CASH	108,784	(55,162)

CASH, BEGINNING OF PERIOD	116,312	272,321

CASH, END OF PERIOD	$225,096	$217,159

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$99,313	$27,539
Taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2019

1.  BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of CloudCommerce, Inc. (“CloudCommerce,” “we,” “us,” or the “Company”) and its wholly-owned subsidiaries, have been in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”).  The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by generally accepted accounting principles (“GAAP”) and should be read in conjunction with our consolidated financial statements and footnotes filed with the SEC in the Company's Form 10-K. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

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

The Condensed Consolidated Financial Statements include the Company and its wholly owned subsidiaries, CLWD Operations, Inc., a Delaware corporation (“CLWD Ops”, formerly Indaba Group, Inc.), Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), WebTegrity, Inc., a Nevada corporation (“WebTegrity”), Data Propria, Inc., a Nevada corporation (“Data Propria”), Parscale Media, LLC, a Texas limited liability company (“Parscale Media”), and Giles Design Bureau, Inc., a Nevada corporation (“Giles Design Bureau”). All significant inter-company transactions are eliminated in consolidation.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at March 31, 2019 and December 31, 2018 are $27,002 and $45,613 respectively.

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement auto renewed for another twelve months. The proceeds from the facility are determined by the amounts we invoice our customers. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in CLWD Operations, and therefore, we will require such third-party lender’s written consent to obligate CLWD Operations further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for CLWD Operations to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. As of March 31, 2019, the balance due from this arrangement was $38,619.

On October 19, 2017, Parscale Digital entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $500,000. The proceeds from the facility are determined by the amounts we invoice our customers. The Company evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in the Company, and will, therefore, we will require such third-party lender’s written consent to obligate the Company further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the Company to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. On April 12, 2018, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $250,000, to a total of $750,000. As of March 31, 2019, the balance due from this arrangement was $186,726.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into 12-month agreements wherein amounts due from our customers were pledged to a third-party, in exchange for borrowing facilities in amounts up to a total of $150,000, $150,000 and $600,000, respectively. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “Lines of credit” on the Balance Sheet. During the term of these facilities, the third-party lender has a first priority security interest in the respective entities, and will, therefore, we will require such third-party lender’s written consent to obligate the entities further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the entities to secure additional secured borrowing facilities. The cost of this secured borrowing facilities is 0.056%, 0.056% and 0.049%, respectively, of the daily balance. As of March 31, 2019, the combined balance due from these arrangement was $121,771.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2019, the Company held cash and cash equivalents in the amount of $225,096, which was held in the operating bank accounts. Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were zero for the three months ended March 31, 2019 and 2018.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $2,934 and $2,599 for the three months ended March 31, 2019 and 2018, respectively.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2019 and December 31, 2018, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

As of March 31, 2019, and December 31, 2018, the Company had no assets or liabilities that are required to be valued on a recurring basis.

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

Concentrations of Business and Credit Risk

The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk. The Company typically offers its customers credit terms. The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral. In the event of nonpayment, the Company has the ability to terminate services. As of March 31, 2019, the Company held cash and cash equivalents in the amount of $225,096, which was held in the operating bank accounts. Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended March 31, 2019, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2019 based on the grant date fair value estimated. Stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2019 is based on awards ultimately expected to vest or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the three months ended March 31, 2019 and 2018 were $81,370 and $160,072, respectively.

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

For the three months ended March 31, 2019, the Company has excluded 151,475,799 shares of common stock underlying options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 90,000 Series D Preferred shares convertible into 225,000,000 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock and 61,086,140 shares of common stock underlying $502,067 in convertible notes, because their impact on the loss per share is anti-dilutive.

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

Recently Adopted Accounting Pronouncements

Management reviewed accounting pronouncements issued during the quarter ended March 31, 2019, and the following pronouncements were adopted during the period.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”). Under ASC 842, lessees are recognized as a right-of-use asset and a lease liability for all leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases are classified as either operating or finance. Operating leases are expensed on a straight-line basis, similar to current operating leases, while finance leases result in a front-loaded pattern, similar to current capital leases. The Company adopted ASC 842 effective January 1, 2019 and elected certain available transitional practical expedients.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized. The three months ended March 31, 2019, we used the federal tax rate of 21% in our determination of the deferred tax assets and liabilities balances.

For the 3 months ended
March 31, 2019
Current tax provision:
Federal
Taxable income	$—
Total current tax provision	$—

Deferred tax provision:
Federal
Loss carryforwards	$2,825,579
Change in valuation allowance	(2,825,579)
Total deferred tax provision	$—

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

Contract with our customers may be oral, written, or implied. A written and signed contract stating the terms and conditions is the preferred method and is consistent with most customers. The terms of a written contract may be contained within the body of an email, during which proposals are made and campaign plans are outlined, or it may be a stand-alone document signed by both parties. Contracts that are oral in nature are consummated in status and pitch meetings and may be later followed up with an email detailing the terms of the arrangement, along with a proposal document. No work is commenced without an understanding between the Company and our customers, that a valid contract exists.

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

Pricing is discussed and identified by the operations team prior to submitting a proposal to the customer. Based on the obligation presented, third-party service pricing is established, and time and labor are estimated, to determine the most accurate transaction pricing for our customer. Price is subject to change upon agreed parties, and could be fixed or variable, milestone focused or time and materials.

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
13

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

Included in creative design and digital marketing revenues are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, furniture, supplies, and the largest component, digital advertising. We have determined, based on our review, that the amounts classified as reimbursable costs should be recorded as gross (principal), due to the following factors:

-	The Company is the primary obligor in the arrangement;
-	We have latitude in establishing price;
-	We have discretion in supplier selection; and
-	The Company has credit risk

During the three months ended March 31, 2019 and 2018, we included $888,181 and $1,287,636, respectively, in revenue, related to reimbursable costs.

The deferred revenue and customer deposits as of March 31, 2019 and December 31, 2018 was $1,049,301 and $1,081,570, respectively.

For the three months ended March 31, 2019 and 2018 (unaudited), revenue was disaggregated into the five categories as follows:

	Three Months Ended March 31, 2019 (unaudited)			Three Months Ended March 31, 2018 (unaudited)
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Data Sciences	$200,800		$200,800	$113,490	$—	$113,490
Design	482,893		482,893	346,337	—	346,337
Development	453,482		453,482	313,153	81,063	394,216
Digital Advertising	990,701	128,164	1,118,865	209,683	1,346,524	1,556,207
Other	396,966		396,966	412,614	53,846	466,460
Total	$2,524,843	$128,164	$2,653,007	$1,395,276	$1,481,433	$2,876,709

4.    LIQUIDITY AND OPERATIONS

The Company had net loss of $343,919 for the three months ended March 31, 2019, and $791,369 the three months ended March 31, 2018, and net cash used in operating activities of $284,277 and $59,752, in the same periods, respectively.

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

5. BUSINESS ACQUISITIONS

Parscale Creative, Inc.

On August 1, 2017, the Company completed the acquisition of Parscale Creative, Inc., a Nevada corporation (“Parscale Creative”). As of that date, the Company’s wholly owned operating subsidiary, Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), merged with Parscale Creative, and the name of the combined subsidiary was changed to Parscale Digital. The total purchase price of $7,945,000, was paid in the form of the issuance of ninety thousand (90,000) shares of the Company's Series D Convertible Preferred Stock, at a liquidation preference of one hundred dollars ($100) per share, plus dividend payments based on 5% of adjusted revenue of Parscale Digital. Adjusted revenue is defined as total revenue, minus digital marketing media buys. Based on the growth of the Parscale Digital, the actual amount of the dividend payments is estimated to be in the range of $850,000 and $1,300,000, over 36 months, if we achieve 0.5% to 3% monthly adjusted revenue growth. The dividend payments are recorded as a reduction to additional paid in capital. During the three months ended March 31, 2019, we did not pay any dividend related to the Series D Convertible Preferred stock, and as of March 31, 2019, the accrued balance of the Series D Preferred dividend payable was $169,652. At the closing, Brad Parscale, the 100% owner of Parscale Creative, was appointed to the Company’s Board of Directors. The Company assumed net liabilities of $535,000, related to this acquisition.

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

	Three months ended, March 31, 2019	Three months ended, March 31, 2018
Total revenues	$2,653,007	$2,896,709
Net income (loss)	(343,919)	(776,369)
Basic and diluted net earnings per common share	$(0.00)	$(0.01)

6.	INTANGIBLE ASSETS

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

Trademark

On September 22, 2015, the Company purchased the trademark rights of “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000. The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet. The trademark expires in 2020 and may be renewed for an additional 10 years. As of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense. For the three months ended March 31, 2019 and 2018, the Company included $172 and $172, respectively, in depreciation and amortization expense related to this trademark. As of March 31, 2019, the balance on this intangible asset was $7,586.

Non-Compete Agreements

On August 1, 2017, the Company entered into a merger agreement with Brad Parscale, pursuant to which Parscale Creative merged with and into Parscale Digital. The terms of the merger agreement include a non-compete agreement with Brad Parscale, for a period of three years. The Company has placed a value of this non-compete agreement at $280,000, amortized over a period of 36 months. For the three months ended March 31, 2019 and 2018 we have included $23,333 and $23,333 in amortization expense related to this non-compete agreement. As of March 31, 2019, the balance on this intangible asset was $124,444.

Customer List

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the customer list acquired at $2,090,000, with a useful life of 3 years. For the three months ended March 31, 2019 and 2018 we included $165,805 and $174,165 in depreciation and amortization expense related to the customer list, and as of March 31, 2019, the remaining balance of this intangible asset was $884,296.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the customer list acquired at $280,000, with a useful life of 3 years. For the three months ended March 31, 2019 and 2018, we included $21,482 and $23,333 in depreciation and amortization expense related to the customer list, and as of March 31, 2019, the remaining balance of this intangible asset was $136,052.

On February 1, 2018, the Company acquired Parscale Media, and have calculated the value of the customer list acquired at $400,000, with a useful life of 3 years. For the three months ended March 31, 2019 and 2018, we included $33,333 and $22,222 in depreciation and amortization expense related to the customer list, and as of March 31, 2019, the remaining balance of this intangible asset was $244,444.

Brand Name

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the brand name at $1,930,000, which is included in other assets on the balance sheet. As of March 31, 2019, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the brand name at $130,000, which is included in other assets on the balance sheet. As of March 31, 2019, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life.

On February 1, 2018, the Company acquired Parscale Media, and have calculated the value of the brand name at $100,000, which is included in other assets on the balance sheet. As of March 31, 2019, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life.

Goodwill

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the goodwill at $3,645,000, which is included in other assets on the balance sheet. The Company will assess this intangible asset for impairment, if an event occurs that may affect the fair value, or at least annually.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the goodwill at $430,000, which is included in other assets on the balance sheet. The Company will assess this intangible asset for impairment, if an event occurs that may affect the fair value, or at least annually.

On February 1, 2018, the Company acquired Parscale Media, and have calculated the value of the goodwill at $500,000, which is included in other assets on the balance sheet. The Company will assess this intangible asset for impairment, if an event occurs that may affect the fair value, or at least annually.

The Company’s intangible assets consist of the following:

	March 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	2,770,000	(1,505,207)	1,264,793	2,770,000	(1,284,587)	1,485,413
Non-compete agreement	280,000	(155,555)	124,445	280,000	(132,222)	147,778
Domain name and trademark	30,201	(2,414)	27,787	30,201	(2,241)	27,960
Brand name	2,160,000	—	2,160,000	2,160,000	—	2,160,000
Goodwill	4,575,000	—	4,575,000	4,575,000	—	4,575,000
Total	9,815,201	(1,663,176)	8,152,025	9,815,201	(1,419,050)	8,396,151

Total amortization expense charged to operations for the three months ended March 31, 2019, and 2018 were $244,126 and $243,227, respectively. The following table of remaining amortization of finite life intangible assets, for the years ended December 31, includes the intangible assets acquired, in addition to the CloudCommerce trademark:

2019 (excluding three months ended March 31, 2019)	$732,380
2020	646,953
2021	11,801
2022	690
2023	690
Thereafter	4,310
Total	$1,396,824

7. CREDIT FACILITIES

Lines of Credit

The Company has assumed an outstanding liability related to a bank line of credit agreement from the acquisition of Indaba. As of December 31, 2017, the balance was zero.

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement auto renewed for another twelve months. The proceeds from the facility are determined by the amounts we invoice our customers. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in CLWD Operations, and therefore, we will require such third-party lender’s written consent to obligate CLWD Operations further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for CLWD Operations to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the three months ended March 31, 2019 and 2018, the Company included $632 and $10,064, respectively, in interest expense, related to this secured borrowing facility, and as of March 31, 2019 and December 31, 2018, the outstanding balances were $38,619 and zero, respectively.

On October 19, 2017, Parscale Digital entered into a 12 month agreement with a third party to sell the rights to amounts due from our customers, in exchange for a borrowing facility in amounts up to a total of $500,000. The agreement was amended on April 12, 2018, which increased the allowable borrowing amount by $250,000, to a maximum of $750,000. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “line of credit” on the Balance Sheet. During the term of this facility, the third party lender has a first priority security interest in Parscale Digital, and will, therefore, we will require such third party lender’s written consent to obligate it further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for Parscale Digital to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the three months ended March 31, 2019 and 2018, the Company included $14,337 and 13,086, respectively, in interest expense, related to this secured borrowing facility, and as of March 31, 2019 and December 31, 2018, the outstanding balances were $186,726 and $102,988, respectively.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into a 12 month agreements with a third party to sell the rights to amounts due from our customers, in exchange for borrowing facilities in amounts up to a total of $150,000, $150,000 and $600,000, respectively. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “line of credit” on the Balance Sheet. During the term of these facilities, the third party lender has a first priority security interest in the respective entities, and will, therefore, we will require such third party lender’s written consent to obligate the entities further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the entities to secure additional secured borrowing facilities. The cost of this secured borrowing facilities is

0.056%, 0.056% and 0.049%, respectively, of the daily balance. During the three months ended March 31, 2019 and 2018, the Company included $31,830 and zero, respectively, in interest expense, related to these secured borrowing facilities, and as of March 31, 2019 and December 31, 2018, the combined outstanding balances were $121,771 and $321,106, respectively.

8.    CONVERTIBLE NOTES PAYABLE

During the quarter ended December 31, 2015, the Company signed an addendum to each of its outstanding convertible notes, fixing the conversion price at $0.004. Before the addenda, the conversion price for each of the notes was tied to the trading price of the Company’s common stock. Because of that fluctuation, the Company was required to report derivative gains and losses each quarter, which was included in earnings, and an overall derivative liability balance on the balance sheet. Since the addenda, the Company has eliminated the derivative liability balance on the balance sheet and discontinued the gain/loss reporting on the income statement.

On March 25, 2013, the Company issued a convertible promissory note (the “March 2013 Note”) in the amount of up to $100,000, at which time an initial advance of $50,000 was received to cover operational expenses. The lender, a related party, advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004 per share. The March 2013 Note bears interest at a rate of 10% per year and matured on March 25, 2018. The Company is working with the lender to extend the maturity date. On May 23, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. On April 17, 2018, the lender converted $16,000 of the outstanding balance and accrued interest of $8,106 into 6,026,301 shares of common stock. The balance of the March 2013 Note, as of March 31, 2019 was $79,610, which includes $29,610 of accrued interest.

On April 20, 2018, the Company issued a convertible promissory note (the “April 2018 Note”) in the amount of up to $200,000, at which time an initial advance of $200,000 was received to cover operational expenses. The terms of the April 2018 Note, as amended, allow the lender, a related party, to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.01 per share. The April 2018 Note bears interest at a rate of 5% per year and matures on April 20, 2021. The balance of the April 2018 Note, as of March 31, 2019 was $209,452, which includes $9,452 of accrued interest.

On January 16, 2019 the Company issued a promissory note (the “January 16, 2019 Note”) in the amount of $103,000 at which time the company received of $100,000, the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The January 16, 2019 Note bears interest at a rate of 10% per year, is payable on January 16, 2020, and is convertible into common stock after 180 days. The conversion price is calculated as a 39% discount off of the average of the two lowest trading prices during the 20 trading days prior to conversion. The balance of the January 16, 2019 Note, as of March 31, 2019 is $105,088, which includes $2,088 of accrued interest.

On January 31, 2019 the Company issued a promissory note (the “January 31, 2019 Note”) in the amount of $53,500 at which time the company received of $50,000, the remaining $3,500 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The January 31, 2019 Note bears interest at a rate of 10% per year, is payable on January 31, 2020, and is convertible into common stock after 180 days. The conversion price is calculated as a 39% discount off of the lowest trading prices during the 15 trading days prior to conversion. The balance of the January 31, 2019 Note, as of March 31, 2019 is $54,365, which includes $865 of accrued interest.

On February 21, 2019 the Company issued a promissory note (the “February 21, 2019 Note”) in the amount of $53,000 at which time the company received of $50,000, the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The February 21, 2019 Note bears interest at a rate of 10% per year, is payable on February 21, 2020, and is convertible into common stock after 180 days. The conversion price is calculated as a 39% discount off of the average of the two lowest trading prices during the 20 trading days prior to conversion. The balance of the February 21, 2019 Note, as of March 31, 2019 is $53,552, which includes $552 of accrued interest.

9.    NOTES PAYABLE

On August 3, 2017, the Company issued a promissory note (the “August 3, 2017 Note”) in the amount of $25,000, at which time the entire balance of $25,000 was received to cover operational expenses. The August 3, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 3, 2017 Note, as of March 31, 2019 is $27,270, which includes $2,270 of accrued interest.

On August 15, 2017, the Company issued a promissory note (the “August 15, 2017 Note”) in the amount of $34,000, at which time the entire balance of $34,000 was received to cover operational expenses. The August 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 15, 2017 Note, as of March 31, 2019 is $36,971, which includes $2,971 of accrued interest.

On August 28, 2017, the Company issued a promissory note (the “August 28, 2017 Note”) in the amount of $92,000, at which time the entire balance of $92,000 was received to cover operational expenses. The August 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 28, 2017 Note, as of March 31, 2019 is $99,725, which includes $7,725 of accrued interest.

On September 28, 2017, the Company issued a promissory note (the “September 28, 2017 Note”) in the amount of $63,600, at which time the entire balance of $63,600 was received to cover operational expenses. The September 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the September 28, 2017 Note, as of March 31, 2019 is $68,400, which includes $4,800 of accrued interest.

On October 11, 2017, the Company issued a promissory note (the “October 11, 2017 Note”) in the amount of $103,500, at which time the entire balance of $103,500 was received to cover operational expenses. The October 11, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 11, 2017 Note, as of March 31, 2019 is $111,099, which includes $7,599 of accrued interest.

On October 27, 2017, the Company issued a promissory note (the “October 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The October 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 27, 2017 Note, as of March 31, 2019 is $113,551, which includes $7,551 of accrued interest.

On November 15, 2017, the Company issued a promissory note (the “November 15, 2017 Note”) in the amount of $62,000, at which time the entire balance of $62,000 was received to cover operational expenses. The November 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 15, 2017 Note, as of March 31, 2019 is $66,255, which includes $4,255 of accrued interest.

On November 27, 2017, the Company issued a promissory note (the “November 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The November 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 27, 2017 Note, as of March 31, 2019 is $113,101, which includes $7,101 of accrued interest.

On November 30, 2017, the Company issued a promissory note (the “November 30, 2017 Note”) in the amount of $30,000, at which time the entire balance of $30,000 was received to cover operational expenses. The November 30, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 30, 2017 Note, as of March 31, 2019 is $31,997, which includes $1,997 of accrued interest.

On December 19, 2017, the Company issued a promissory note (the “December 19, 2017 Note”) in the amount of $42,000, at which time the entire balance of $42,000 was received to cover operational expenses. The December 19, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the December 19, 2017 Note, as of March 31, 2019 is $44,687, which includes $2,687 of accrued interest.

On January 3, 2018, the Company issued a promissory note (the “January 3, 2018 Note”) in the amount of $49,000, at which time the entire balance of $49,000 was received to cover operational expenses. The January 3, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 3, 2018 Note, as of March 31, 2019 is $52,034, which includes $3,034 of accrued interest.

On January 30, 2018, the Company issued a promissory note (the “January 30, 2018 Note”) in the amount of $72,000, at which time the entire balance of $72,000 was received to cover operational expenses. The January 30, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 30, 2018 Note, as of March 31, 2019 is $76,192, which includes $4,192 of accrued interest.

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

On February 2, 2018, the Company issued a promissory note (the “February 2, 2018 Note”) in the amount of $85,000, at which time the entire balance of $85,000 was received to cover operational expenses. The February 2, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the February 2, 2018 Note, as of March 31, 2019 is $89,914, which includes $4,914 of accrued interest.

On June 29, 2018, the Company issued a promissory note (the “June 2018 Note”), in the amount of $750,000, at which time the Company received $735,000. The remaining $15,000 was retained by the lender as an origination fee. On February 28, 2019 refinanced this promissory note and increased the balance to $1,000,000 (the “February 28, 2019 Note”). As of the date of closing the lender withheld $25,443 from the $375,000 balance increase as an origination fee, netting $349,557 to the Company, and on April 3, 2019 the Company received the remaining $250,000. The February 28, 2019 Note bears interest at a rate of 18% per year and is amortized over 12 months. During the three months ended March 31, 2019, the Company made payments totaling $94,059, and included $10,726 in interest expense related to this note. As of March 31, 2019, the outstanding balance on the February 28, 2019 Note was $666,667. The company is not in default on this note.

As of March 31, 2019, and December 31, 2018, the notes payable due to related parties totaled $931,197 and $920,470, respectively.

10.    CAPITAL STOCK

At March 31, 2019 and December 31, 2018, the Company’s authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock shall be entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefor, at the rate of $8 per share per annum, payable in preference and priority to any payment of any dividend on the common stock. As of March 31, 2019, the Company has 10,000 shares of Series A Preferred Stock outstanding. During the three months ended March 31, 2019 and 2018, we paid dividends of $20,000 and $20,000, respectively, to the holders of Series A Preferred stock.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock shall have a stated value of $100. The Series B Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.004 per share. Series B Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of March 31, 2019, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock shall have a stated value of $100. The Series C Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.01 per share. Series C Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of March 31, 2019, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock shall have a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue shall mean the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. Series D Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of March 31, 2019, the Company has 90,000 shares of Series D Preferred Stock outstanding. During the three months ended March 31, 2019, and 2018, we paid dividends of zero, and $49,478, respectively, to the holders of Series D Preferred stock. As of March 31, 2019, the balance owed on the Series D Preferred stock dividend was $169,652.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock shall have a stated value of $100. The Series E Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.05 per share. Series E Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of March 31, 2019, the Company has 10,000 shares of Series E Preferred Stock outstanding.

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

The Company used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock. The fair value of options granted during the three months ending March 31, 2019 and 2018, were determined using the Black Scholes method with the following assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Risk free interest rate	—	5.00%
Stock volatility factor	—	397%
Weighted average expected option life	—	5 years
Expected dividend yield	—	none

A summary of the Company’s stock option activity and related information follows:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of period	151,475,799	$0.017	134,800,000	$0.013
Granted	—	$—	20,000,000	$0.040
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding - end of period	151,475,799	$0.017	154,800,000	$0.017
Exercisable at the end of period	134,393,790	$0.015	125,738,995	$0.013
Weighted average fair value of
options granted during the period		$—		$800,000

As of March 31, 2019, and December 31, 2018, the intrinsic value of the stock options was approximately $61,750 and $212,950, respectively. Stock option expense for the three months ended March 31, 2019, and 2018 were $81,370 and $160,072, respectively.

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

The weighted average remaining contractual life of options outstanding, as of March 31, 2019 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.050	1,800,000	3.47
$0.040	20,000,000	3.76
$0.015	35,000,000	3.41
$0.013	60,000,000	2.85
$0.013	15,000,000	2.97
$0.010	6,675,799	3.34
$0.005	12,500,000	0.37
$0.004	500,000	2.54
	151,475,799

Warrants

During the three months ended March 31, 2019 and 2018, the Company issued no warrants for services.

12.  RELATED PARTIES

Bountiful Capital, LLC, loaned the Company $100,000 on January 12, 2016, $500,000 through multiple fundings on the April 2016 Note, $500,000 through multiple fundings on the October 2016 Note, $38,000 on May 16, 2017, $46,000 on May 30, 2017, $26,000 on June 14, 2017, $23,500 on June 29, 2017, $105,000 on July 10, 2017, $50,500 on July 14, 2017, $53,500 on July 30, 2017, $25,000 on August 3, 2017, $34,000 on August 16, 2017, $92,000 on August 28, 2017, $63,600 on September

28, 2017, $103,500 on October 11, 2017, $106,000 on October 27, 2017, $62,000 on November 15, 2017, $106,000 on November 27, 2017, $30,000 on November 30, 2017, $42,000 on December 19, 2017, $49,000 on January 3, 2018, $72,000 on January 30, 2018 and $85,000 on February 2, 2018, as unsecured promissory notes (the “Bountiful Notes”). The terms of the Bountiful Notes include interest of 5% and are due and payable upon demand, but in no case later than 36 months after the effective date. On July 31, 2017, notes payable amounting to $1,442,500 and accrued interest of $43,414 were converted into 14,425 shares of Series C preferred stock. At March 31, 2019 and December 31, 2018, principal on the Bountiful Notes and accrued interest totaled $931,196 and $920,470. The Company’s chief financial officer, Greg Boden, also serves as the president of Bountiful Capital, LLC.

Brad Parscale has served on the board of directors of the Company since the acquisition of Parscale Creative on August 1, 2017. Mr. Parscale is also the owner of Parscale Strategy, LLC (“Parscale Strategy”), the largest customer of Parscale Digital. During the three months ended March 31, 2019 and 2018, the Company earned $128,164 and $2,205,423, respectively, in revenue from providing services to Parscale Strategy, and as of March 31, 2019 and December 31, 2018, Parscale Strategy had an outstanding accounts receivable of $64,986 and $78,753, respectively.

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

As of March 31, 2019, we had convertible notes in the amount of $289,062 with a relative of a shareholder that owns in excess of 5%. We believe that the terms of those convertible notes are consistent with arm’s length transactions.

13. CONCENTRATIONS

For the three months ended March 31, 2019 and 2018, the Company had two and four major customers who represented approximately 29% and 64% of total revenue. At March 31, 2019 and December 31, 2018, accounts receivable from five and two customers, represented approximately 31% and 41% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

14.  COMMITMENTS AND CONTINGENCIES

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $10,805 and $10,166 for the three months ended March 31, 2019 and 2018, respectively.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement, over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as right-of-use assets, current operating lease liabilities and non-current operating lease liabilities. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on our consolidated balance sheets. Finance leases are included in property and equipment, current liabilities, and long-term liabilities on our consolidated balance sheets.

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company has elected the practical expedient to combine lease and non-lease components as a single component. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. The adoption of the new guidance resulted in the recognition of ROU assets of $365,460 and lease liabilities of $365,460, as of March 31, 2019.

The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate of 10%, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the remaining lease terms as of the January 1, 2019 adoption date.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of 1 years to 3 years, some of which include options to extend the lease term for up to an undetermined number years.

Operating Leases

As a result of the WebTegrity acquisition, we assumed a lease for office space used by the WebTegrity employees, at 14603 Huebner Road, Suite 3402, San Antonio, TX 78230. The lease was executed on March 20, 2017 for a period of 36 months, commencing March 20, 2017, at a rate of $2,750 per month from April 1, 2017 through March 31, 2018, $2,950 per month from April 1, 2018 through March 31, 2019, and $3,150 per month from April 1, 2019 through March 31, 2020. As of March 31, 2019, it has been determined that the Company will not attempt to extend this lease past the March 31, 2020 expiration date. This lease does not include a residual value guarantee, nor do we expect any material exit costs. As of January 1, 2019, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets.

On August 1, 2017, Parscale Digital signed a lease agreement with Giles-Parscale, Inc., a related party, which commenced on August 1, 2017, for approximately 8,290 square feet, at 321 Sixth Street, San Antonio, TX 78215, for $9,800 per month, plus a pro rata share of the common building expenses. The lease expires on July 31, 2022. As of March 31, 2019, it is unclear whether we will attempt to extend this lease beyond the July 31, 2022 expiration date. However, because the lease expiration is greater than twelve months, the lease liability is included on the Balance Sheet as Right-of-use lease. This lease does not include a residual value guarantee, nor do we expect any material exit costs. As of January 1, 2019, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets.

On October 24, 2017, we executed a lease agreement for office space located at 1933 Cliff Drive, Santa Barbara, CA, commencing March 1, 2018 for a period of 36 months, at a rate of $2,795 per month, plus a pro rata share of the common area maintenance. As of September 31, 2018, the Company vacated this office space and the landlord relieved the Company of any further liability by leasing the space to another party. As of September 30, 2018, the Company moved its headquarters to 321 Sixth Street in San Antonio, Texas.

On February 12, 2018, we executed a lease agreement for office space at 1415 Park Avenue West, Denver, CO 80205, expiring August 14, 2018, at a cost of $800 per month. This lease was cancelled on June 30, 2018, at no cost to the Company.

On April 28, 2018, Data Propria entered into an agreement to lease approximately 2,073 square feet of office space located at 311 Sixth Street, San Antonio, TX 78215, for a period of twelve months, commencing May 1, 2018, at a cost of $4,000 per month, plus a pro rata share of building maintenance expenses. This lease was signed with a related party, Jill Giles, an employee of the Company. The Company will not extend this lease upon expiration on April 30, 2019, and therefore, recognizes this lease as a short-term lease under legacy GAAP and did not record the lease liability on the Balance Sheet. This lease does not include a residual value guarantee, nor do we expect any material exit costs. As of March 31, 2019, the remaining payments on this lease total $4,000.

Total operating lease expense for the three months ended March 31, 2019 and 2018 was $50,250 and $68,611, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location at 6500 Hollister Ave., Goleta, CA, to make monthly payments on past due rent totaling $227,052. Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250. Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802. As of March 31, 2019, the Company recorded the outstanding balance under this settlement agreement as a long-term accrued expense, with the current portion of the debt recorded in accrued expenses. As of March 31, 2019, and December 31, 2018, the Company owed $19,950 and $21,000 on the outstanding reduced payment terms, respectively.

The Company is required to pay its pro rata share of taxes, building maintenance costs, and insurance in accordance with the operating lease agreements of Parscale Digital, WebTegrity, and Data Propria.

Finance Leases

On August 1, 2017, Parscale Digital signed a lease agreement with Parscale Strategy, a related party, for the use of office equipment and furniture. The lease provides for a term of thirty-six (36) months, at a monthly payment of $3,000, and an option to purchase all items at the end of the lease for one dollar. It is certain that the Company will exercise this purchase option. We have evaluated this lease in accordance with ASC 840-30 and determined that it meets the definition of a finance lease.

The following is a schedule of the net book value of the finance lease.

Assets	March 31, 2019	December 31, 2018
Leased equipment under finance lease,	$100,097	$100,097
less accumulated amortization	(41,384)	(35,176)
Net	$58,713	$64,921

Liabilities	March 31, 2019	December 31, 2018
Obligations under finance lease (current)	$34,466	$34,039
Obligatins under finance lease (noncurrent)	11,876	20,654
Total	$46,342	$54,693

Below is a reconciliation of leases to the financial statements.

	ROU Operating Leases	Finance Leases	Short Term Leases
Leased asset balance	$365,460	$58,713	$—
Other fixed assets	—	71,325	—
Total	365,460	130,038	—

Liability balance	365,460	46,342	4,000

Cash flow (operating)	38,250	—	12,000
Cash flow (financing)	—	6,000	—

Interest expense	$9,673	$649	$—

The following is a schedule, by years, of future minimum lease payments required under the operating and finance leases.

Years Ending December 31,		ROU Operating Leases	Finance Leases	Short Term Leases
2019	*	$116,550	$27,000	$4,000
2020		127,050	21,000	—
2021		117,600	—	—
2022		68,600	—	—
2023		—	—	—
Thereafter		—	—	—
Total		$429,800	$48,000	$4,000
Less inputed interest		(64,340)	(1,658)	—
Total liability		$365,460	$46,342	$4,000

* Excludes three months ended March 31, 2019

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Operating Leases	2.2 years	10%
Finance Leases	1.3 years	10%

(1) This discount rate is consistent with our borrowing rates from various lenders.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

15. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2019, there were the following non-cash activities.

-	Recorded the initial values of ROU operating leases, which increased ROU assets by $365,460 and operating lease liability by $365,460, netting to zero on the statement of cash flows.

During the three months ended March 31, 2018, there were the following non-cash financing activities:

-	On February 1, 2018, the Company acquired Parscale Media for $1,000,000 payable by a note over twelve months.

16.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined that the following subsequent events are reportable.

On April 24, 2019, the Company issued a convertible promissory note (the “April 2019 Note”) in the amount of up to $43,000, at which time an advance of $40,000 was received to cover operational expenses. The terms of the April 2019 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after 180 days from the effective date, at a conversion price of 61% multiplied by the two lowest trading prices during the preceding 20 days. The April 2019 Note bears interest at a rate of 10% per year and matures on April 24, 2020.

On May 5, 2019, the Company issued a convertible promissory note (the “May 2019 Note”) in the amount of up to $48,500, at which time an advance of $46,500 was received to cover operational expenses. The terms of the May 2019 Note allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after 180 days from the effective date, at a conversion price of 61% multiplied by the lowest trading prices during the preceding 15 days. The May 2019 Note bears interest at a rate of 10% per year and matures on May 5, 2020.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

The following Management’s Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and the related notes thereto as set forth in our Form 10-K for the year ended December 31, and the Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report of form 10-Q. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under “Risk Factors” of the reports filed with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2019 and December 31, 2018, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Off-Balance Sheet Arrangements

Our significant off-balance sheet transactions include commitments associated with non-cancelable operating leases, which includes office leases for Data Propria and WebTegrity. See footnote 14 for disclosure of operating leases.

Recent Accounting Pronouncements

Management reviewed accounting pronouncements issued during the quarter ended March 31, 2019, and the following pronouncements were adopted during the period.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”). Under ASC 842, lessees are recognized as a right-of-use asset and a lease liability for all leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases are classified as either operating or finance. Operating leases are expensed on a straight-line basis, similar to current operating leases, while finance leases result in a front-loaded pattern, similar to current capital leases. The Company adopted ASC 842 effective January 1, 2019 and elected certain available transitional practical expedients.

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

Results of Operations for the Three Months Ended March 31, 2019, compared to the Three Months Ended March 31, 2018.

REVENUE

Total revenue for the three months ended March 31, 2019 decreased by $223,702 to $2,653,007, compared to $2,876,709 for the three months ended March 31, 2018.  The decrease was primarily due to a reduction in revenue from a related party, partially offset by revenue increases from third parties.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the three months ended March 31, 2019 decreased by $332,004 to $1,151,880, compared to $1,483,884 for the three months ended March 31, 2018.  The decrease was primarily due to a reduction of salary and paid time off expenses. Beginning January 1, 2019, the Company established a new paid time off policy, by which the company eliminated all accrued paid time off, reducing December 31, 2018 balances to zero.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the three months ended March 31, 2019 decreased by $469,453 to $1,342,187 compared to $1,811,640 for the three months ended March 31, 2018.  The decrease was primarily due to a decrease in operating expenses, travel, payroll taxes, and rent.

STOCK BASED COMPENSATION

Stock based compensation expenses for the three months ended March 31, 2019 decreased by $78,702 to $81,370, compared to $160,072 for the three months ended March 31, 2018. The decrease was due to several stock option issuances being fully expensed in the current period.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended March 31, 2019 increased by $1,538 to $254,931, compared to $253,393 for the three months ended March 31, 2018. The increase was primarily due to the purchase of additional fixed assets.

OTHER INCOME AND EXPENSE

Total other income and expense for the three months ended March 31, 2019 increased by $77,479 to net other expense of $166,559 compared to net other expense of $89,080 for the three months ended March 31, 2018. The increase in net other expense was primarily due to the utilization of a secured borrowing arrangement, resulting in higher interest expense.

NET LOSS

The consolidated net loss for the three months ended March 31, 2019 was $343,919, compared to the consolidated net loss of $791,369 for the three months ended March 31, 2018.  The decrease in net loss for the period was primarily due to the reduction of operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($4,593,691) at March 31, 2019 compared to a net working capital deficit of ($4,146,991) at fiscal year ended December 31, 2018.

Cash flow used in operating activities was $284,277 for the three months ended March 31, 2019, compared to cash flow provided by operating activities of $59,752 for the three months ended March 31, 2018. The increase in cash flow used in operating activities of $344,029 was primarily due to decreases in accounts payable and accrued expenses, partially offset by decreases in accounts receivable and deferred taxes.

Cash flow used in investing activities was $2,104 for the three months ended March 31, 2019, compared to cash flow used in investing activities of $13,800 for the three months ended March 31, 2018.  The decrease in cash flow used in investing activities of $11,696 was primarily due to a reduction in the purchase of computers, partially offset by the reduction of fixed asset disposals.

Cash flow provided by financing activities was $395,165 for the three months ended March 31, 2019, compared to cash flow used in financing activities of $101,114 for the three months ended March 31, 2018.  The increase in cash flow provided by financing activities of $496,279 was due to additional borrowings, partially offset by debt repayments and dividends paid.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The Condensed Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated Condensed Consolidated Financial Statements do not reflect any adjustments that might result if we are unable to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2018 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, additional cash infusion. Management believes that the additional cash needed to meet our obligations as they become due, and which will allow the development of our core business operations, will be received through investments in the Company made by our existing shareholders, prospective new investors and future revenue generated by our operations.

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

Off-Balance Sheet Arrangements

Our significant off-balance sheet transactions include commitments associated with non-cancelable operating leases, which includes office leases for Data Propria and WebTegrity. See footnote 14 for disclosure of operating leases.

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

Based on that evaluation, our management concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective due to the following material weaknesses:

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

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of March 31, 2019 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Form 10-K filed with the SEC on April 1, 2019.

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

CLOUDCOMMERCE, INC.
(Registrant)

Dated: May 15, 2019	By:	/s/ Andrew Van Noy
Andrew Van Noy Chief Executive Officer and President (Principal Executive Officer)
/s/ Gregory Boden
Gregory Boden Chief Financial Officer (Principal Financial and Accounting Officer)

