Form 10-Q
period 2019-06-30
CLOUDCOMMERCE, INC.
filed 2019-08-13
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2019.

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

(805) 964-3313
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Tile of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of August 13, 2019, the number of shares outstanding of the registrant’s class of common stock was 142,021,401.

2

PART I. - FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$87,614	$116,312
Accounts receivable, net	1,164,363	923,703
Accounts receivable, net - related party	17,947	78,753
Costs in excess of billings	55,492	99,017
Prepaid and other current Assets	65,394	74,284
TOTAL CURRENT ASSETS	1,390,810	1,292,069

PROPERTY & EQUIPMENT, net	119,253	138,739
RIGHT-OF-USE ASSETS	336,227	—

OTHER ASSETS
Lease deposit	9,800	13,800
Goodwill and other intangible assets, net	7,907,899	8,396,151
TOTAL OTHER ASSETS	7,917,699	8,409,951

TOTAL ASSETS	$9,763,989	$9,840,759

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,324,095	$1,619,115
Accrued expenses	532,166	766,160
Operating lease liability	338,127	—
Lines of credit	643,656	417,618
Deferred revenue and customer deposit	1,244,473	1,081,570
Convertible notes and interest payable, current, net	657,393	225,089
Finance lease obligation, current	34,898	34,038
Notes payable	666,667	375,000
Notes payable, related parties	942,044	920,470
TOTAL CURRENT LIABILITIES	6,383,519	5,439,060

LONG TERM LIABILITIES
Finance lease obligation, long term	2,988	20,654
Accrued expenses, long term	201,503	203,603
TOTAL LONG TERM LIABILITIES	204,491	224,257

TOTAL LIABILITIES	6,588,010	5,663,317
COMMITMENTS AND CONTINGENCIES (see Note 14)

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value;
5,000,000 Authorized shares:
Series A Preferred stock; 10,000 authorized, 10,000 shaes issued and
outstanding;	10	10
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and
outstanding;	18	18
Series C Preferred Stock; 25,000 authorized, 14,425 shares issued and
outstanding;	14	14
Series D Preferred Stock; 90,000 authorized, 90,000 shares issued and
outstanding;	90	90
Series E Preferred stock; 10,000 authorized, 10,000 shares issued and
outstanding;	10	10
Common stock, $0.001 par value;
2,000,000,000 authorized shares; 137,512,588 and 137,512,588 shares
issued and outstanding, respectively	137,513	137,513
Additional paid in capital	29,600,905	29,532,735
Accumulated deficit	(26,562,581)	(25,492,948)
TOTAL SHAREHOLDERS' EQUITY	3,175,979	4,177,442

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,763,989	$9,840,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Sixth Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

REVENUE	$2,083,160	$2,050,766	$4,608,003	$3,446,042
REVENUE - related party	71,401	546,884	$199,565	2,028,317
TOTAL REVENUE	2,154,561	2,597,650	4,807,568	5,474,359

OPERATING EXPENSES
Salaries and outside services	932,173	1,462,011	2,084,053	2,952,351
Selling, general and administrative expenses	1,484,919	1,128,626	2,827,105	2,933,804
Stock based compensation	82,274	125,904	163,644	285,976
Depreciation and amortization	254,910	254,791	509,841	508,186

TOTAL OPERATING EXPENSES	2,754,276	2,971,332	5,584,643	6,680,317

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(599,715)	(373,682)	(777,075)	(1,205,958)

OTHER INCOME (EXPENSE)
Other income/(expense)	—	(39,506)	—	(63,126)
Loss on sale of fixed assets	—	—	—	(22,358)
Gain (loss) on extinguishment of debt	—	5,750	—	5,750
Interest expense	(125,999)	(59,336)	(292,558)	(102,437)

TOTAL OTHER INCOME (EXPENSE)	(125,999)	(93,092)	(292,558)	(182,171)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(725,714)	(466,774)	(1,069,633)	(1,388,129)

PROVISION (BENEFIT) FOR INCOME TAXES	—	(105,795)	—	(235,786)

NET LOSS	(725,714)	(360,979)	(1,069,633)	(1,152,343)

PREFERRED DIVIDENDS	33,784	75,315	95,474	129,794

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(759,498)	$(436,294)	$(1,165,107)	$(1,282,137)

NET LOSS PER SHARE
BASIC	$(0.01)	$(0.00)	$(0.01)	$(0.01)
DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	137,512,588	135,195,699	137,512,588	132,710,431
DILUTED	137,512,588	135,195,699	137,512,588	132,710,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Sixth Month Period Ended June 30, 2018
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	142,450	$142	130,252,778	$130,252	$29,094,147	$(22,622,935)	$6,601,606

Dividend on Series A Preferred stock ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)

Dividend on Series D Preferred stock ($0.38 per share)	—	—	—	—	(34,477)	—	(34,477)

Stock based compensation	—	—	—	—	160,072	—	160,072

Net loss	—	—	—	—	—	(791,369)	(791,369)

Balance, March 31, 2018 (unaudited)	142,450	$142	130,252,778	$130,252	$29,199,742	$(23,414,304)	$5,915,832

Conversion of convertible note	—	—	6,026,301	6,027	18,079	—	24,106

Dividend on Series A Preferred stock ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)

Dividend on Series D Preferred stock ($0.38 per share)	—	—	—	—	(55,316)	—	(55,316)

Stock based compensation	—	—	—	—	125,904	—	125,904

Net loss	—	—	—	—	—	(360,974)	(360,974)

Balance, June 30, 2018 (unaudited)	142,450	$142	136,279,079	$136,279	$29,268,409	$(23,775,278)	$5,629,552

	Sixth Month Period Ended June 30, 2019

Balance, December 31, 2018	142,450	$142	137,512,588	$137,513	$29,532,735	$(25,492,948)	$4,177,442

Series A preferred stock dividend declared ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)

Series D preferred stock dividend declared ($0.46 per share)	—	—	—	—	(41,690)	—	(41,690)

Stock based compensation	—	—	—	—	81,370	—	81,370

Net loss	—	—	—	—	—	(343,919)	(343,919)

Balance, March 31, 2019 (unaudited)	142,450	$142	137,512,588	$137,513	$29,552,415	$(25,836,867)	$3,853,203

Series A preferred stock dividend declared ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)

Series D preferred stock dividend declared ($0.46 per share)	—	—	—	—	(13,784)	—	(13,784)

Stock based compensation	—	—	—	—	82,274	—	82,274

Net loss	—	—	—	—	—	(725,714)	(725,714)

Balance, June 30, 2019 (unaudited)	142,450	$142	137,512,588	$137,513	$29,600,905	$(26,562,581)	$3,175,979

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,069,633)	$(1,152,343)
Adjustment to reconcile net loss to net cash
(used in) operating activities
Bad debt expense	5,784	68,029
Depreciation and amortization	509,842	508,186
Loss on sale of fixed assets	—	22,358
Gain on extinguishment of debt		(5,750)
Non-cash compensation expense	163,644	285,976
Amortization of Beneficial Conversion Feature	67,712	—
Loss on impairment of goodwill and intangibles	—	—
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(185,638)	(158,810)
Prepaid expenses and other assets	8,890	(43,804)
Costs in excess of billings	43,525	—
Lease deposit	4,000	(5,300)
Accounts payable	(295,020)	202,261
Accrued expenses	(225,931)	183,701
Change in lease obligation	(10,806)	(16,503)
Customer Deposits	198,071	—
Deferred income	(35,168)	47,751
Deferred taxes	—	(235,786)

NET CASH USED IN OPERATING ACTIVITIES	(820,728)	(300,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(2,104)	(41,304)
Proceeds from the sale of fixed assets	—	20,658

NET CASH USED IN INVESTING ACTIVITIES	(2,104)	(20,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligation	(6,000)	(9,000)
Payment of dividend	(20,000)	(93,132)
Proceeds on line of credit, net	174,467	8,705
Proceeds from issuance of notes, related party	—	—
Proceeds from issuance of notes payable	354,000	1,141,000
Principal payments on term loan	(333,333)	(255,450)
Proceeds from issuance of term loan	625,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	794,134	792,123

NET INCREASE / (DECREASE) IN CASH	(28,698)	471,443

CASH, BEGINNING OF PERIOD	116,312	272,321

CASH, END OF PERIOD	$87,614	$743,764

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$123,223	$71,074
Taxes paid	$—	$16,156

Non-cash financing activities:
Changes in operating lease liability	$—	$—
Change in deferred tax estimate	$—	$—
Beneficial conversion feature	$—	$—
Exchange of accounts receiveable for notes payable	$—	$—
Cashless exercise of stock options	$—	$—
Acquisition of Parscale Media for $1,000,000 notes payable	$—	$—
Capital lease obligation	$—	$—
Exchange of notes payable for preferred stock	$—	$—
Issuance of Series D preferred stock for acquisition	$—	$—
Issuance of Series E preferred stock for acquisition	$—	$—
Conversion of notes payable to common stock	$—	$24,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2019

1.  BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of CloudCommerce, Inc. (“CloudCommerce,” “we,” “us,” or the “Company”) and its wholly-owned subsidiaries, have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”).  The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by generally accepted accounting principles (“GAAP”) and should be read in conjunction with our consolidated financial statements and footnotes filed with the SEC in the Company's Form 10-K. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying Condensed Consolidated Financial Statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. Historically, the Company has obtained funds from its shareholders since its inception through sales of our securities. It is management’s plan to generate additional working capital from increasing sales from its data sciences, creative, website development and digital advertising service offerings, and then continue to pursue its business plan and purposes.

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

The Condensed Consolidated Financial Statements include the Company and its wholly owned subsidiaries, CLWD Operations, Inc., a Delaware corporation (“CLWD Operations”, formerly Indaba Group, Inc.), Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), WebTegrity, Inc., a Nevada corporation (“WebTegrity”), Data Propria, Inc., a Nevada corporation (“Data Propria”), Parscale Media, LLC, a Texas limited liability company (“Parscale Media”), and Giles Design Bureau, Inc., a Nevada corporation (“Giles Design Bureau”). All significant inter-company transactions are eliminated in consolidation.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at June 30, 2019 and December 31, 2018 are $21,563 and $45,613 respectively.

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement auto renewed for another twelve months. The proceeds from the facility are determined by the amounts we invoice our customers. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in CLWD Operations’ assets, and therefore, we will require such third-party lender’s written consent to obligate CLWD Operations further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for CLWD Operations to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. As of June 30, 2019, the balance due from this arrangement was $32,669.

On October 19, 2017, Parscale Digital entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $500,000. The proceeds from the facility are determined by the amounts we invoice our customers. The Company evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in the Parscale Digital, and will, therefore, we will require such third-party lender’s written consent to obligate the Parscale Digital further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the Company to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. On April 12, 2018, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $250,000, to a total of $750,000. As of June 30, 2019, the balance due from this arrangement was $487,667.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into 12-month agreements wherein amounts due from our customers were pledged to a third-party, in exchange for borrowing facilities in amounts up to a total of $150,000, $150,000 and $600,000, respectively. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “Lines of credit” on the Balance Sheet. During the term of these facilities, the third-party lender has a first priority security interest in the respective entities, and will, therefore, we will require such third-party lender’s written consent to obligate the entities further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the entities to secure additional secured borrowing facilities. The cost of this secured borrowing facilities is 0.056%, 0.056% and 0.049%, respectively, of the daily balance. As of June 30, 2019, the combined balance due from these arrangement was $123,320.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2019, the Company held cash and cash equivalents in the amount of $87,614, which was held in the operating bank accounts. Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $21,590 and $20,832 for the six months ended June 30, 2019 and 2018, respectively.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were zero for the six months ended June 30, 2019 and 2018.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $4,797 and $30,449 for the six months ended June 30, 2019 and 2018, respectively.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2019 and December 31, 2018, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

As of June 30, 2019, and December 31, 2018, the Company had no assets or liabilities that are required to be valued on a recurring basis.

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

Concentrations of Business and Credit Risk

The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk. The Company typically offers its customers credit terms. The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral. In the event of nonpayment, the Company has the ability to terminate services. As of June 30, 2019, the Company held cash and cash equivalents in the amount of $87,614, which was held in the operating bank accounts. Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statement of operations during the six months ended June 30, 2019, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2019 based on the grant date fair value estimated. Stock-based compensation expense recognized in the condensed consolidated statement of operations for the six months ended June 30, 2019 is based on awards ultimately expected to vest or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the condensed consolidated statements of operations during the six months ended June 30, 2019 and 2018 were $163,644 and $285,976, respectively.

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

For the six months ended June 30, 2019, the Company has excluded 151,475,799 shares of common stock underlying options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 90,000 Series D Preferred shares convertible into 225,000,000 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock and 76,353,409 shares of common stock underlying $657,393 in convertible notes, because their impact on the loss per share is anti-dilutive.

For the six months ended June 30, 2018, the Company has excluded 154,800,000 shares of common stock underlying options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 90,000 Series D Preferred shares convertible into 225,000,000 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock and 39,158,500 shares of common stock underlying 277,801 in convertible notes, because their impact on the loss per share is anti-dilutive.

Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive.

Recently Adopted Accounting Pronouncements

Management reviewed accounting pronouncements issued during the quarter ended June 30, 2019, and the following pronouncements were adopted during the period.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized. The six months ended June 30, 2019, we used the federal tax rate of 21% in our determination of the deferred tax assets and liabilities balances.

For the 6 months ended
June 30, 2019

Current tax provision:
Federal
Taxable income	$—
Total current tax provision	$—

Deferred tax provision:
Federal
Loss carryforwards	$2,956,834
Change in valuation allowance	(2,956,834)
Total deferred tax provision	$—

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
13

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

Included in creative design and digital marketing revenues are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, furniture, supplies, and the largest component, digital advertising. We have determined, based on our review, that the amounts classified as reimbursable costs should be recorded as gross (principal), due to the following factors:

-	The Company is the primary obligor in the arrangement;
-	We have latitude in establishing price;
-	We have discretion in supplier selection; and
-	The Company has credit risk

During the six months ended June 30, 2019 and 2018, we included $1,721,404 and 1,813,527, respectively, in revenue, related to reimbursable costs.

The deferred revenue and customer deposits as of June 30, 2019 and December 31, 2018 was $1,244,473 and $1,081,570, respectively.

For the six months ended June 30, 2019 and 2018 (unaudited), revenue was disaggregated into the five categories as follows:

	Six Months Ended June 30, 2019 (unaudited)			Six Months Ended June 30, 2018 (unaudited)
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Data Sciences	$451,052	$10,800	$461,852	$226,100	$20,0000	$246,100
Design	1,018,894	594	1,019,488	948,012	154,731	1,102,743
Development	1,177,342	21,518	1,198,860	780,941	111,879	892,820
Digital Advertising	1,433,751	140,074	1,573,825	1,013,738	1,544,015	2,557,753
Other	526,964	26,579	553,543	477,251	197,692	674,943
Total	$4,608,003	$199,565	$4,807,568	$3,446,042	$2,028,317	$5,474,359

4.    LIQUIDITY AND OPERATIONS

The Company had net loss of $1,069,633 for the six months ended June 30, 2019, and $1,152,343 the six months ended June 30, 2018, and net cash used in operating activities of $820,728 and $300,034, in the same periods, respectively.

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

5. BUSINESS ACQUISITIONS

Parscale Creative, Inc.

On August 1, 2017, the Company completed the acquisition of Parscale Creative, Inc., a Nevada corporation (“Parscale Creative”). As of that date, the Company’s wholly owned operating subsidiary, Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), merged with Parscale Creative, and the name of the combined subsidiary was changed to Parscale Digital. The total purchase price of $7,945,000, was paid in the form of the issuance of ninety thousand (90,000) shares of the Company's Series D Convertible Preferred Stock, at a liquidation preference of one hundred dollars ($100) per share, plus dividend payments based on 5% of adjusted revenue of Parscale Digital. Adjusted revenue is defined as total revenue, minus digital marketing media buys. Based on the growth of the Parscale Digital, the actual amount of the dividend payments is estimated to be in the range of $850,000 and $1,300,000, over 36 months, if we achieve 0.5% to 3% monthly adjusted revenue growth. The dividend payments are recorded as a reduction to additional paid in capital. During the six months ended June 30, 2019, we did not pay any dividend related to the Series D Convertible Preferred stock, and as of June 30, 2019, the accrued balance of the Series D Preferred dividend payable was $184,435. At the closing, Brad Parscale, the 100% owner of Parscale Creative, was appointed to the Company’s Board of Directors. The Company assumed net liabilities of $535,000, related to this acquisition.

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

	Six months ended, June 30, 2019	Six months ended, June 30, 2018
Total revenues	$4,807,568	$5,474,359
Net income (loss)	(1,069,633)	(1,152,343)
Basic and diluted net earnings per common share	$(0.01)	$(0.01)

6.	INTANGIBLE ASSETS

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

Trademark

On September 22, 2015, the Company purchased the trademark rights of “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000. The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet. The trademark expires in 2020 and may be renewed for an additional 10 years. As of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense. For the six months ended June 30, 2019 and 2018, the Company included $345 and $345, respectively, in depreciation and amortization expense related to this trademark. As of June 30, 2019, the balance on this intangible asset was $7,415

Non-Compete Agreements

On August 1, 2017, the Company entered into a merger agreement with Brad Parscale, pursuant to which Parscale Creative merged with and into Parscale Digital. The terms of the merger agreement include a non-compete agreement with Brad Parscale, for a period of three years. The Company has placed a value on this non-compete agreement at $280,000, amortized over a period of 36 months. For the six months ended June 30, 2019 and 2018 we have included $46,667 and $46,667 in amortization expense related to this non-compete agreement. As of June 30, 2019, the balance on this intangible asset was $101,111.

Customer List

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the customer list acquired at $2,090,000, with a useful life of 3 years. For the six months ended June 30, 2019 and 2018 we included $331,611 and $339,972 in depreciation and amortization expense related to the customer list, and as of June 30, 2019, the remaining balance of this intangible asset was $718,492.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the customer list acquired at $280,000, with a useful life of 3 years. For the six months ended June 30, 2019 and 2018, we included $42,964 and $44,815 in depreciation and amortization expense related to the customer list, and as of June 30, 2019, the remaining balance of this intangible asset was $114,570.

On February 1, 2018, the Company acquired Parscale Media, and have calculated the value of the customer list acquired at $400,000, with a useful life of 3 years. For the six months ended June 30, 2019 and 2018, we included $66,667 and $55,556 in depreciation and amortization expense related to the customer list, and as of June 30, 2019, the remaining balance of this intangible asset was $211,111.

Brand Name

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the brand name at $1,930,000, which is included in other assets on the balance sheet. As of June 30, 2019, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the brand name at $130,000, which is included in other assets on the balance sheet. As of June 30, 2019, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life.

On February 1, 2018, the Company acquired Parscale Media, and have calculated the value of the brand name at $100,000, which is included in other assets on the balance sheet. As of June 30, 2019, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life.

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

The Company’s intangible assets consist of the following:

	June 30, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	2,770,000	(1,725,827)	1,044,173	2,770,000	(1,284,587)	1,485,413
Non-compete agreement	280,000	(178,889)	101,111	280,000	(132,222)	147,778
Domain name and trademark	30,201	(2,586)	27,615	30,201	(2,241)	27,960
Brand name	2,160,000	—	2,160,000	2,160,000	—	2,160,000
Goodwill	4,575,000	—	4,575,000	4,575,000	—	4,575,000
Total	9,815,201	(1,907,302)	7,907,899	9,815,201	(1,419,050)	8,396,151

Total amortization expense charged to operations for the six months ended June 30, 2019, and 2018 were $488,252 and $487,354, respectively. The following table of remaining amortization of finite life intangible assets, for the years ended December 31, includes the intangible assets acquired, in addition to the CloudCommerce trademark:

2019 (excluding six months ended June 30, 2019)	$488,253
2020	646,953
2021	11,801
2022	690
2023	690
Thereafter	4,310
Total	$1,152,697

7. CREDIT FACILITIES

Lines of Credit

The Company has assumed an outstanding liability related to a bank line of credit agreement from the acquisition of Indaba. As of December 31, 2017, the balance was zero.

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement auto renewed for another twelve months. The proceeds from the facility are determined by the amounts we invoice our customers. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in CLWD Operations, and therefore, we will require such third-party lender’s written consent to obligate CLWD Operations further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for CLWD Operations to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the six months ended June 30, 2019 and 2018, the Company included $1,406 and $15,079, respectively, in interest expense, related to this secured borrowing facility, and as of June 30, 2019 and December 31, 2018, the outstanding balances were $36,699 and zero, respectively.

On October 19, 2017, Parscale Digital entered into a 12 month agreement with a third party to sell the rights to amounts due from our customers, in exchange for a borrowing facility in amounts up to a total of $500,000. The agreement was amended on April 12, 2018, which increased the allowable borrowing amount by $250,000, to a maximum of $750,000. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “line of credit” on the Balance Sheet. During the term of this facility, the third party lender has a first priority security interest in Parscale Digital, and will, therefore, we will require such third party lender’s written consent to obligate it further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for Parscale Digital to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the six months ended June 30, 2019 and 2018, the Company included $30,823 and $16,712, respectively, in interest expense, related to this secured borrowing facility, and as of June 30, 2019 and December 31, 2018, the outstanding balances were $487,667 and $102,988, respectively.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into a 12 month agreements with a third party to sell the rights to amounts due from our customers, in exchange for borrowing facilities in amounts up to a total of $150,000, $150,000 and $600,000, respectively. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “line of credit” on the Balance Sheet. During the term of these facilities, the third party lender has a first priority security interest in the respective entities, and will, therefore, we will require such third party lender’s written consent to obligate the entities further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the entities to secure additional secured borrowing facilities. The cost of this secured borrowing facilities is

0.056%, 0.056% and 0.049%, respectively, of the daily balance. During the six months ended June 30, 2019 and 2018, the Company included $73,023 and zero, respectively, in interest expense, related to these secured borrowing facilities, and as of June 30, 2019 and December 31, 2018, the combined outstanding balances were $123,320 and $321,106, respectively.

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

On March 25, 2013, the Company issued a convertible promissory note (the “March 2013 Note”) in the amount of up to $100,000, at which time an initial advance of $50,000 was received to cover operational expenses. The lender, a related party, advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004 per share. The March 2013 Note bears interest at a rate of 10% per year and matured on March 25, 2018. The Company is working with the lender to extend the maturity date, and remove the March 2013 Note from default status. On May 23, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. On April 17, 2018, the lender converted $16,000 of the outstanding balance and accrued interest of $8,106 into 6,026,301 shares of common stock. The balance of the March 2013 Note, as of June 30, 2019 was $80,857, which includes $30,857 of accrued interest.

On April 20, 2018, the Company issued a convertible promissory note (the “April 2018 Note”) in the amount of up to $200,000, at which time an initial advance of $200,000 was received to cover operational expenses. The terms of the April 2018 Note, as amended, allow the lender, a related party, to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.01 per share. The April 2018 Note bears interest at a rate of 5% per year and matures on April 20, 2021. The balance of the April 2018 Note, as of June 30, 2019 was $211,945, which includes $11,945 of accrued interest.

On January 16, 2019 the Company issued a promissory note (the “January 16, 2019 Note”) in the amount of $103,000 at which time the company received of $100,000, the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The January 16, 2019 Note bears interest at a rate of 10% per year, is payable on January 16, 2020, and is convertible into common stock after 180 days. The conversion price is calculated as a 39% discount off of the average of the two lowest trading prices during the 20 trading days prior to conversion. The balance of the January 16, 2019 Note, as of June 30, 2019 is $107,656, which includes $4,656 of accrued interest.

On January 31, 2019 the Company issued a promissory note (the “January 31, 2019 Note”) in the amount of $53,500 at which time the company received of $50,000, the remaining $3,500 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The January 31, 2019 Note bears interest at a rate of 10% per year, is payable on January 31, 2020, and is convertible into common stock after 180 days. The conversion price is calculated as a 39% discount off of the lowest trading prices during the 15 trading days prior to conversion. The balance of the January 31, 2019 Note, as of June 30, 2019 is $55,699, which includes $2,199 of accrued interest.

On February 21, 2019 the Company issued a promissory note (the “February 21, 2019 Note”) in the amount of $53,000 at which time the company received of $50,000, the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The February 21, 2019 Note bears interest at a rate of 10% per year, is payable on February 21, 2020, and is convertible into common stock after 180 days. The conversion price is calculated as a 39% discount off of the average of the two lowest trading prices during the 20 trading days prior to conversion. The balance of the February 21, 2019 Note, as of June 30, 2019 is $54,873, which includes $1,873 of accrued interest.

On April 24, 2019 the Company issued a promissory note (the “April 24, 2019 Note”) in the amount of $43,000 at which time the company received of $43,000, the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The April 24, 2019 Note bears interest at a rate of 10% per year, is payable on April 24, 2020, and is convertible into common stock after 180 days. The conversion price is calculated as a 39% discount off of the average of the two lowest trading prices during the 20 trading days prior to conversion. The balance of the April 24, 2019 Note, as of June 30, 2019 is $43,789, which includes $789 of accrued interest.

On May 02, 2019 the Company issued a promissory note (the “May 02, 2019 Note”) in the amount of $48,500 at which time the company received of $45,000, the remaining $3,500 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The May 02, 2019 Note bears interest at a rate of 10% per year, is payable on May 02, 2020, and is convertible into common stock after 180 days. The conversion price is calculated as a 39% discount off of the average of the two lowest trading prices during the 20 trading days prior to conversion. The balance of the May 02, 2019 Note, as of June 30, 2019 is $49,284, which includes $784 of accrued interest.

On June 10, 2019 the Company issued a promissory note (the “June 10, 2019 Note”) in the amount of $53,000 at which time the company received of $50,000, the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The June 10, 2019 Note bears interest at a rate of 10% per year, is payable on June 10, 2020, and is convertible into common stock after 180 days. The conversion price is calculated as a 39% discount off of the average of the two lowest trading prices during the 20 trading days prior to conversion. The balance of the June 10, 2019 Note, as of June 30, 2019 is $53,290, which includes $290 of accrued interest.

9.    NOTES PAYABLE

Related Party Notes Payable

On August 3, 2017, the Company issued a promissory note (the “August 3, 2017 Note”) in the amount of $25,000, at which time the entire balance of $25,000 was received to cover operational expenses. The August 3, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 3, 2017 Note, as of June 30, 2019 is $27,582, which includes $2,582 of accrued interest.

On August 15, 2017, the Company issued a promissory note (the “August 15, 2017 Note”) in the amount of $34,000, at which time the entire balance of $34,000 was received to cover operational expenses. The August 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 15, 2017 Note, as of June 30, 2019 is $37,395, which includes $3,395 of accrued interest.

On August 28, 2017, the Company issued a promissory note (the “August 28, 2017 Note”) in the amount of $92,000, at which time the entire balance of $92,000 was received to cover operational expenses. The August 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 28, 2017 Note, as of June 30, 2019 is $100,872 which includes $8,872 of accrued interest.

On September 28, 2017, the Company issued a promissory note (the “September 28, 2017 Note”) in the amount of $63,600, at which time the entire balance of $63,600 was received to cover operational expenses. The September 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the September 28, 2017 Note, as of June 30, 2019 is $69,193, which includes $5,593 of accrued interest.

On October 11, 2017, the Company issued a promissory note (the “October 11, 2017 Note”) in the amount of $103,500, at which time the entire balance of $103,500 was received to cover operational expenses. The October 11, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 11, 2017 Note, as of June 30, 2019 is $112,389, which includes $8,889 of accrued interest.

On October 27, 2017, the Company issued a promissory note (the “October 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The October 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 27, 2017 Note, as of June 30, 2019 is $114,872, which includes $8,872 of accrued interest.

On November 15, 2017, the Company issued a promissory note (the “November 15, 2017 Note”) in the amount of $62,000, at which time the entire balance of $62,000 was received to cover operational expenses. The November 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 15, 2017 Note, as of June 30, 2019 is $67,028, which includes $5,028 of accrued interest.

On November 27, 2017, the Company issued a promissory note (the “November 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The November 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 27, 2017 Note, as of June 30, 2019 is $114,422, which includes $8,422 of accrued interest.

On November 30, 2017, the Company issued a promissory note (the “November 30, 2017 Note”) in the amount of $30,000, at which time the entire balance of $30,000 was received to cover operational expenses. The November 30, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 30, 2017 Note, as of June 30, 2019 is $32,371, which includes $2,371 of accrued interest.

On December 19, 2017, the Company issued a promissory note (the “December 19, 2017 Note”) in the amount of $42,000, at which time the entire balance of $42,000 was received to cover operational expenses. The December 19, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the December 19, 2017 Note, as of June 30, 2019 is $45,211, which includes $3,211 of accrued interest.

On January 3, 2018, the Company issued a promissory note (the “January 3, 2018 Note”) in the amount of $49,000, at which time the entire balance of $49,000 was received to cover operational expenses. The January 3, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 3, 2018 Note, as of June 30, 2019 is $52,645, which includes $3,645 of accrued interest.

On January 30, 2018, the Company issued a promissory note (the “January 30, 2018 Note”) in the amount of $72,000, at which time the entire balance of $72,000 was received to cover operational expenses. The January 30, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 30, 2018 Note, as of June 30, 2019 is $77,090, which includes $5,090 of accrued interest.

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

On February 2, 2018, the Company issued a promissory note (the “February 2, 2018 Note”) in the amount of $85,000, at which time the entire balance of $85,000 was received to cover operational expenses. The February 2, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the February 2, 2018 Note, as of June 30, 2019 is $90,974, which includes $5,974 of accrued interest.

As of June 30, 2019, and December 31, 2018, the notes payable due to related parties totaled $942,042 and $920,470, respectively.

Third Party Notes Payable

On June 29, 2018, the Company issued a promissory note (the “June 2018 Note”), in the amount of $750,000, at which time the Company received $735,000. The remaining $15,000 was retained by the lender as an origination fee. On February 28, 2019 refinanced this promissory note and increased the balance to $1,000,000 (the “February 28, 2019 Note”). As of the date of closing the lender withheld $25,443 from the $375,000 balance increase as an origination fee, netting $349,557 to the Company, and on April 3, 2019 the Company received the remaining $250,000. The February 28, 2019 Note bears interest at a rate of 18% per year and is amortized over 12 months. During the six months ended June 30, 2019, the Company made payments totaling $374,347, and included $66,457 in interest expense related to this note. As of June 30, 2019, the outstanding balance on the February 28, 2019 Note was $666,667. The company is not in default on this note.

10.    CAPITAL STOCK

At June 30, 2019 and December 31, 2018, the Company’s authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock shall be entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefor, at the rate of $8 per share per annum, payable in preference and priority to any payment of any dividend on the common stock. As of June 30, 2019, the Company has 10,000 shares of Series A Preferred Stock outstanding. During the six months ended June 30, 2019 and 2018, we paid dividends of $20,000 and $40,000, respectively, to the holders of Series A Preferred stock. As of June 30, 2019, the balance owed on the Series A Preferred stock dividend was $40,000.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock shall have a stated value of $100. The Series B Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.004 per share. Series B Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of June 30, 2019, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock shall have a stated value of $100. The Series C Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.01 per share. Series C Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of June 30, 2019, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock shall have a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue shall mean the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. Series D Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of June 30, 2019, the Company has 90,000 shares of Series D Preferred Stock outstanding. During the six months ended June 30, 2019, and 2018, we paid dividends of zero, and $53,132 respectively, to the holders of Series D Preferred stock. As of June 30, 2019, the balance owed on the Series D Preferred stock dividend was $183,435.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock shall have a stated value of $100. The Series E Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.05 per share. Series E Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of June 30, 2019, the Company has 10,000 shares of Series E Preferred Stock outstanding.

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

The Company used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock. The fair value of options granted during the six months ending June 30, 2019 and 2018, were determined using the Black Scholes method with the following assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Risk free interest rate	—	5.00%
Stock volatility factor	—	397%
Weighted average expected option life	—	5 years
Expected dividend yield	—	none

A summary of the Company’s stock option activity and related information follows:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of period	151,475,799	$0.017	134,800,000	$0.013
Granted	—	$—	20,000,000	$0.040
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding - end of period	151,475,799	$0.017	154,800,000	$0.017
Exercisable at the end of period	137,036,530	$0.015	125,738,995	$0.013
Weighted average fair value of
options granted during the period		$—		$800,000

As of June 30, 2019, and December 31, 2018, the intrinsic value of the stock options was approximately $126,150 and $212,950, respectively. Stock option expense for the six months ended June 30, 2019, and 2018 were $163,644 and $285,976, respectively.

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

The weighted average remaining contractual life of options outstanding, as of June 30, 2019 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.050 $0.040 $0.015	1,800,000 20,000,000 35,000,000	3.22 3.52 3.16
$0.013	60,000,000	2.60
$0.013 $0.010	15,000,000 6,675,799	2.72 3.09
$0.005	12,500,000	0.12
$0.004	500,000	2.29
	151,475,799

Warrants

During the six months ended June 30, 2019 and 2018, the Company issued no warrants for services.

12.  RELATED PARTIES

Bountiful Capital, LLC, loaned the Company $100,000 on January 12, 2016, $500,000 through multiple fundings on the April 2016 Note, $500,000 through multiple fundings on the October 2016 Note, $38,000 on May 16, 2017, $46,000 on May 30, 2017, $26,000 on June 14, 2017, $23,500 on June 29, 2017, $105,000 on July 10, 2017, $50,500 on July 14, 2017, $53,500 on July 30, 2017, $25,000 on August 3, 2017, $34,000 on August 16, 2017, $92,000 on August 28, 2017, $63,600 on September 28, 2017, $103,500 on October 11, 2017, $106,000 on October 27, 2017, $62,000 on November 15, 2017, $106,000 on November 27, 2017, $30,000 on November 30, 2017, $42,000 on December 19, 2017, $49,000 on January 3, 2018, $72,000 on January 30, 2018 and $85,000 on February 2, 2018, as unsecured promissory notes (the “Bountiful Notes”). The terms of the Bountiful Notes include interest of 5% and are due and payable upon demand, but in no case later than 36 months after the effective date. On July 31, 2017, notes payable amounting to $1,442,500 and accrued interest of $43,414 were converted into 14,425 shares of Series C preferred stock. At June 30, 2019 and December 31, 2018, principal on the Bountiful Notes and accrued interest totaled $942,042 and $920,470. The Company’s chief financial officer, Greg Boden, also serves as the president of Bountiful Capital, LLC.

Brad Parscale has served on the board of directors of the Company since the acquisition of Parscale Creative on August 1, 2017. Mr. Parscale is also the owner of Parscale Strategy, LLC (“Parscale Strategy”), the largest customer of Parscale Digital. During the six months ended June 30, 2019 and 2018, the Company earned $128,164 and $2,205,423, respectively, in revenue from providing services to Parscale Strategy, and as of June 30, 2019 and December 31, 2018, Parscale Strategy had an outstanding accounts receivable of $17,947 and $78,753, respectively.

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

On April 28, 2018, Data Propria entered into an agreement to lease approximately 2,073 square feet of office space located at 311 Sixth Street, San Antonio, TX 78215, for a period of twelve months, commencing May 1, 2018, at a cost of $4,000 per month, plus a pro rata share of building maintenance expenses. This lease was signed with a related party, Jill Giles, an employee of the Company. Upon expiration the company did not renew this lease.

As of June 30, 2019, we had convertible notes in the amount of $292,802 with a relative of a shareholder that owns in excess of 5%. We believe that the terms of those convertible notes are consistent with arm’s length transactions.

13. CONCENTRATIONS

For the six months ended June 30, 2019 and 2018, the Company had one and one major customers who represented approximately 12% and 37% of total revenue, respectively. At June 30, 2019 and December 31, 2018, accounts receivable from two and two customers, represented approximately 45% and 19% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

14.  COMMITMENTS AND CONTINGENCIES

Leases

 In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement, over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as right-of-use assets, current operating lease liabilities and non-current operating lease liabilities. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on our condensed consolidated balance sheets. Finance leases are included in property and equipment, current liabilities, and long-term liabilities on our condensed consolidated balance sheets.

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company has elected the practical expedient to combine lease and non-lease components as a single component. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported condensed consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of June 30, 2019, the company recognized ROU assets of $336,227 and lease liabilities of $338,127.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of 1 years to 3 years, some of which include options to extend the lease term for up to an undetermined number of years.

Operating Leases

As a result of the WebTegrity acquisition, we assumed a lease for office space used by the WebTegrity employees, at 14603 Huebner Road, Suite 3402, San Antonio, TX 78230. The lease was executed on March 20, 2017 for a period of 36 months, commencing March 20, 2017, at a rate of $2,750 per month from April 1, 2017 through March 31, 2018, $2,950 per month from April 1, 2018 through March 31, 2019, and $3,150 per month from April 1, 2019 through March 31, 2020. As of June 30, 2019, it has been determined that the Company will not attempt to extend this lease past the March 31, 2020 expiration date. This lease does not include a residual value guarantee, nor do we expect any material exit costs. As of January 1, 2019, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. As of June 30, 2019, the ROU asset and liability balances of this lease were $25,304 and $27,204, respectively.

On August 1, 2017, Parscale Digital signed a lease agreement with Giles-Parscale, Inc., a related party, which commenced on August 1, 2017, for approximately 8,290 square feet, at 321 Sixth Street, San Antonio, TX 78215, for $9,800 per month, plus a pro rata share of the common building expenses. The lease expires on July 31, 2022. As of June 30, 2019, it is unclear whether we will attempt to extend this lease beyond the July 31, 2022 expiration date. However, because the lease expiration is greater than twelve months, the lease liability is included on the Balance Sheet as Right-of-use lease. This lease does not include a residual value guarantee, nor do we expect any material exit costs. As of January 1, 2019, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. As of June 30, 2019, the ROU asset and liability balances of this lease were $310,923 and $310,923, respectively.

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

On April 28, 2018, Data Propria entered into an agreement to lease approximately 2,073 square feet of office space located at 311 Sixth Street, San Antonio, TX 78215, for a period of twelve months, commencing May 1, 2018, at a cost of $4,000 per month, plus a pro rata share of building maintenance expenses. This lease was signed with a related party, Jill Giles, an employee of the Company. The Company did not extend this lease upon expiration on April 30, 2019.

Total operating lease expense for the six months ended June 30, 2019 and 2018 was $87,433 and $118,957, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location at 6500 Hollister Ave., Goleta, CA, to make monthly payments on past due rent totaling $227,052. Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250. Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802. As of June 30, 2019, the Company recorded the outstanding balance under this settlement agreement as a long-term accrued expense, with the current portion of the debt recorded in accrued expenses. As of June 30, 2019, and December 31, 2018, the Company owed $18,900 and $21,000 on the outstanding reduced payment terms, respectively.

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

The following is a schedule of the net book value of the finance lease.

Assets	June 30, 2019	December 31, 2018
Leased equipment under finance lease,	$100,097	$100,097
less accumulated amortization	(47,592)	(35,176)
Net	$52,505	$64,921

Liabilities	June 30, 2019	December 31, 2018
Obligations under finance lease (current)	$34,898	$34,039
Obligations under finance lease (noncurrent)	2,988	20,654
Total	$37,886	$54,693

Below is a reconciliation of leases to the financial statements.

	ROU Operating Leases	Finance Leases	Short Term Leases
Leased asset balance	$336,227	$52,505	$—
Other fixed assets	—	31,518	—
Total	336,227	84,023	—

Liability balance	338,127	37,886	—

Cash flow (operating)	76,900	—	4,000
Cash flow (financing)	—	6,000	—

Interest expense	$18,624	$1,193	$—

The following is a schedule, by years, of future minimum lease payments required under the operating and finance leases.

Years Ending December 31,		ROU Operating Leases	Finance Leases	Short Term Leases
2019	*	$77,700	$18,000	$—
2020		127,050	21,000	—
2021		117,600	—	—
2022		68,600	—	—
2023		—	—	—
Thereafter		—	—	—
Total		$390,950	$39,000	$—
Less imputed interest		(52,823)	(1,114)	—
Total liability		$338,127	$37,886	$—

* Excludes six months ended June 30, 2019

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Operating Leases	1.9 years	10%
Finance Leases	1.0 years	10%

(1) This discount rate is consistent with our borrowing rates from various lenders.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

15. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2019, there were the following non-cash activities.

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

On July 16, 2019 the Company issued a convertible note (the “July 16, 2019 Note”) in the amount of $43,000, at which time an advance of $40,000 was received to cover operational expenses. The July 16, 2019 Note accrues interest at a rate of 10% per year, is payable on July 16, 2020, and is convertible into common stock after 180 days. The conversion price is calculated as a 50% discount off of the average of the one lowest trading prices during the 25 trading days prior to conversion. The July 16, 2019 Note matures on July 16, 2020.

On July 17, 2019 a lender presented a conversion notice to the Company, which converted $12,000 principle plus interest into 1,967,213 shares of common stock. This conversion was in accordance with the terms of the convertible note.

On July 22, 2019, a shareholder relinquished his holdings of Company stock, in the amount of 8,400 common shares. This reduced the number of outstanding shares by 8,400.

On July 23, 2019 the Company issued an unsecured promissory note (the “July 23, 2019 Note”) in the amount of $25,000, at which time an advance of $25,000 was received to cover operational expenses. The July 23, 2019 Note accrues interest at a rate of 5% per year. The July 23, 2019 Note matures on July 23, 2020.

On August 5, 2019 a lender presented a conversion notice to the Company, which converted $7,839 principle plus interest into 2,550,000 shares of common stock. This conversion was in accordance with the terms of the convertible note.

Taking into consideration the two stock conversions and the relinquished shares mentioned above, total outstanding shares is calculated as follows:

137,512,588	Shares outstanding, as of June 30, 2019
1,967,213	Conversion, dated July 17, 2019
(8,400)	Share relinquishment, dated July 22. 2019
2,550,000	Conversion, dated August 5, 2019
142,021,401	Shares outstanding, as of August 13, 2019

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

The following Management’s Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and the related notes thereto as set forth in our Form 10-K for the year ended December 31, and the Condensed Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report of form 10-Q. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under “Risk Factors” of the reports filed with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

Among the significant judgments made by management in the preparation of our Condensed Consolidated Financial Statements are the following:

Revenue recognition

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The adoption of ASC 606 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. See footnote 2 for a disclosure of our use of estimates and judgement, as it relates to revenue recognition.

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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2019 and December 31, 2018, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Recent Accounting Pronouncements

Management reviewed accounting pronouncements issued during the quarter ended June 30, 2019, and the following pronouncements were adopted during the period.

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

Results of Operations for the Three Months Ended June 30, 2019, compared to the Three Months Ended June 30, 2018.

REVENUE

Total revenue for the three months ended June 30, 2019 decreased by $443,089 to $2,154,561, compared to $2,597,650 for the three months ended June 30, 2018.  The decrease was primarily due to a reduction in revenue from a related party, partially offset by revenue increases from third parties.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the three months ended June 30, 2019 decreased by $529,838 to $932,173, compared to $1,462,011 for the three months ended June 30, 2018.  The decrease was primarily due to a reduction of outside services expenses as a result of a reduction in revenue. Beginning January 1, 2019, the Company established a new paid time off policy, by which the Company eliminated all accrued paid time off, reducing December 31, 2018 balances to zero.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the three months ended June 30, 2019 increased by $356,293 to $1,484,919 compared to $1,128,626 for the three months ended June 30, 2018.  The increase was primarily due to an increase in operating expenses, travel, payroll taxes, and rent.

STOCK BASED COMPENSATION

Stock based compensation expenses for the three months ended June 30, 2019 decreased by $43,630 to $82,274, compared to $125,904 for the three months ended June 30, 2018. The decrease was due to several stock option issuances being fully expensed in the current period.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended June 30, 2019 increased by $119 to $254,910 compared to $254,791 for the three months ended June 30, 2018. The increase was primarily due to the purchase of additional fixed assets.

OTHER INCOME AND EXPENSE

Total net other expense for the three months ended June 30, 2019 increased by $32,907 to net other expense of $125,999 compared to net other expense of $93,092 for the three months ended June 30, 2018. The increase in net other expense was primarily due to the utilization of a secured borrowing arrangement, resulting in higher interest expense.

NET LOSS

The net loss for the three months ended June 30, 2019 was $725,714, compared to the net loss of $360,679 for the three months ended June 30, 2018.  The increase in net loss for the period was primarily due to the increase in operating expenses and a reduction in revenue from related parties.

Results of Operations for the Six Months Ended June 30, 2019, compared to the Six Months Ended June 30, 2018.

REVENUE

Total revenue for the six months ended June 30, 2019 decreased by $666,791 to $4,807,568, compared to $5,474,359 for the six months ended June 30, 2018.  The decrease was primarily due to a reduction in revenue from a related party, partially offset by revenue increases from third parties.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the six months ended June 30, 2019 decreased by $868,298 to $2,084,053, compared to $2,952,351 for the six months ended June 30, 2018.  The decrease was primarily due to a reduction of salary and paid time off expenses. Beginning January 1, 2019, the Company established a new paid time off policy, by which the company eliminated all accrued paid time off, reducing prior year balances to zero.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the six months ended June 30, 2019 decreased by $106,699 to $2,827,105 compared to $2,933,804 for the six months ended June 30, 2018.  The decrease was primarily due to a decrease in operating expenses, travel, payroll taxes, and rent.

STOCK BASED COMPENSATION

Stock based compensation expenses for the six months ended June 30, 2019 decreased by $122,332 to $163,644 compared to $285,976 for the six months ended June 30, 2018. The decrease was due to several stock option issuances being fully expensed in the current period.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the six months ended June 30, 2019 increased by $1,655 to $509,841, compared to $508,186 for the six months ended June 30, 2018. The increase was primarily due to the purchase of additional fixed assets.

OTHER INCOME AND EXPENSE

Total net other expense for the six months ended June 30, 2019 increased by $110,387 to net other expense of $292,558 compared to net other expense of $182,171 for the six months ended June 30, 2018. The increase in net other expense was primarily due to the utilization of a secured borrowing arrangement, resulting in higher interest expense.

NET LOSS

The net loss for the six months ended June 30, 2019 was $1,069,633, compared to the net loss of $1,152,343 for the six months ended June 30, 2018.  The decrease in net loss for the period was primarily due to the reduction of revenue from related parties and an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($4,992,709) at June 30, 2019 compared to a net working capital deficit of ($4,146,991) at fiscal year ended December 31, 2018.

Cash flow used in operating activities was $820,728 for the six months ended June 30, 2019, compared to cash flow used in operating activities of $300,034 for the six months ended June 30, 2018. The increase in cash flow used in operating activities of $520,694 was primarily due to decreases in accounts payable and accrued expenses, and an increase of accounts receivable.

Cash flow used in investing activities was $2,104 for the six months ended June 30, 2019, compared to cash flow used in investing activities of $20,646 for the six months ended June 30, 2018.  The decrease in cash flow used in investing activities of $18,542 was primarily due to a reduction in the purchase of computers, partially offset by the reduction of fixed asset disposals.

Cash flow provided by financing activities was $794,134 for the six months ended June 30, 2019, compared to cash flow used in financing activities of $792,123 for the six months ended June 30, 2018.  The increase in cash flow provided by financing activities of $2,011 was due to additional borrowings, partially offset by debt repayments.

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

Based on that evaluation, our management concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective due to the following material weaknesses:

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

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our Condensed Consolidated Financial Statements included in this report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the Condensed Consolidated Financial Statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2019 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Securities Purchase Agreement dated June 10, 2019
10.2	Note issued June 10, 2019
10.3	Securities Purchase Agreement dated July 16, 2019
10.4	Note issued July 16, 2019
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

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

CLOUDCOMMERCE, INC.
(Registrant)

Dated: August 13, 2019	By:	/s/ Andrew Van Noy
Andrew Van Noy Chief Executive Officer and President (Principal Executive Officer)
/s/ Gregory Boden
Gregory Boden Chief Financial Officer (Principal Financial and Accounting Officer)

