Form 10-Q
period 2019-09-30
CLOUDCOMMERCE, INC.
filed 2019-11-14
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2019.

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of November 14, 2019, the number of shares outstanding of the registrant’s class of common stock was 187,635,088.

2

PART I. - FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$84,698	$116,312
Accounts receivable, net	1,211,250	923,703
Accounts receivable, net - related party	32,046	78,753
Costs in excess of billings	26,499	99,017
Prepaid and other current Assets	52,537	74,284
TOTAL CURRENT ASSETS	1,407,030	1,292,069

PROPERTY & EQUIPMENT, net	108,538	138,739
RIGHT-OF-USE ASSETS	306,210	—

OTHER ASSETS
Lease deposit	9,800	13,800
Goodwill and other intangible assets, net	7,663,772	8,396,151
TOTAL OTHER ASSETS	7,673,572	8,409,951

TOTAL ASSETS	$9,495,350	$9,840,759

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,471,826	$1,619,115
Accounts payable, related party	63,944	—
Accrued expenses	569,029	766,160
Operating lease liability	307,476	—
Lines of credit	740,428	417,618
Deferred revenue and customer deposit	1,320,397	1,081,570
Convertible notes and interest payable, current, net	514,830	225,089
Derivative Liability	213,611	—
Finance lease obligation, current	29,324	34,038
Notes payable	506,919	375,000
Notes payable, related parties	1,006,886	920,470
TOTAL CURRENT LIABILITIES	6,744,670	5,439,060

LONG TERM LIABILITIES
Finance lease obligation, long term	—	20,654
Accrued expenses, long term	200,453	203,603
TOTAL LONG TERM LIABILITIES	200,453	224,257

TOTAL LIABILITIES	6,945,123	5,663,317
COMMITMENTS AND CONTINGENCIES (see Note 14)

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value;
5,000,000 Authorized shares:
Series A Preferred stock; 10,000 authorized, 10,000 shaes issued and
outstanding;	10	10
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and
outstanding;	18	18
Series C Preferred Stock; 25,000 authorized, 14,425 shares issued and
outstanding;	14	14
Series D Preferred Stock; 90,000 authorized, 90,000 shares issued and
outstanding;	90	90
Series E Preferred stock; 10,000 authorized, 10,000 shares issued and
outstanding;	10	10
Common stock, $0.001 par value;
2,000,000,000 authorized shares; 173,041,338 and 137,512,588 shares
issued and outstanding, respectively	173,050	137,513
Additional paid in capital	29,814,318	29,532,735
Accumulated deficit	(27,437,283)	(25,492,948)
TOTAL SHAREHOLDERS' EQUITY	2,550,227	4,177,442

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,495,350	$9,840,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

REVENUE	$2,041,977	$2,879,414	$6,649,901	$6,188,320
REVENUE - related party	26,463	397,438	$226,028	2,562,290
TOTAL REVENUE	2,068,440	3,276,852	6,875,929	8,750,610

OPERATING EXPENSES
Salaries and outside services	1,041,800	1,679,547	3,125,853	4,602,802
Selling, general and administrative expenses	1,281,574	1,359,153	4,108,595	4,385,178
Stock based compensation	83,178	110,027	246,822	396,004
Depreciation and amortization	254,840	254,305	764,684	762,490

TOTAL OPERATING EXPENSES	2,661,392	3,403,032	8,245,954	10,146,474

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(592,952)	(126,180)	(1,370,025)	(1,395,864)

OTHER INCOME (EXPENSE)
Other income/(expense)	—	330	—	330
Loss on sale of fixed assets	—	(2,084)	—	(24,442)
Gain (loss) on extinguishment of debt	—	—	—	—
Gain (loss) on changes in derivative liability	121,390		121,390
Interest expense	(403,140)	(82,754)	(695,700)	(185,191)

TOTAL OTHER INCOME (EXPENSE)	(281,750)	(84,508)	(574,310)	(209,303)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(874,702)	(210,688)	(1,944,335)	(1,605,167)

PROVISION (BENEFIT) FOR INCOME TAXES	—	(105,795)	—	(341,581)

NET LOSS	(874,702)	(104,893)	(1,944,335)	(1,263,586)

PREFERRED DIVIDENDS	37,437	51,049	132,911	180,842

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(912,139)	$(155,942)	$(2,077,246)	$(1,444,428)

NET LOSS PER SHARE
BASIC	$(0.01)	$(0.00)	$(0.01)	$(0.01)
DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	147,419,740	136,292,785	140,851,262	133,917,766
DILUTED	147,419,740	136,292,785	140,851,262	133,917,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Nine Month Period Ended September 30, 2018
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	142,450	$142	130,252,778	$130,252	$29,094,147	$(22,622,935)	$6,601,606

Dividend on Series A Preferred stock ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)

Dividend on Series D Preferred stock ($0.38 per share)	—	—	—	—	(34,477)	—	(34,477)

Stock based compensation	—	—	—	—	160,072	—	160,072

Net loss	—	—	—	—	—	(791,369)	(791,369)

Balance, March 31, 2018 (unaudited)	142,450	$142	130,252,778	$130,252	$29,199,742	$(23,414,304)	$5,915,832

Conversion of convertible note	—	—	6,026,301	6,027	18,079	—	24,106

Dividend on Series A Preferred stock ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)

Dividend on Series D Preferred stock ($0.61 per share)	—	—	—	—	(55,316)	—	(55,316)

Stock based compensation	—	—	—	—	125,904	—	125,904

Net loss	—	—	—	—	—	(360,974)	(360,974)

Balance, June 30, 2018 (unaudited)	142,450	$142	136,279,079	$136,279	$29,268,409	$(23,775,278)	$5,629,552

Conversion of convertible note	—	—	—	—	—	—	—

Dividend on Series A Preferred stock ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)

Dividend on Series D Preferred stock ($0.34 per share)	—	—	—	—	(31,049)	—	(31,049)

Stock based compensation	—	—	—	—	110,028	—	110,028

Stock Option Exercise	—	—	1,233,509	1,234	(1,234)

Net loss	—	—	—	—	—	(111,243)	(111,243)

Balance, September 30, 2018 (unaudited)	142,450	$142	137,512,588	$137,513	$29,326,154	$(23,886,521)	$5,577,288

	Nine Month Period Ended September 30, 2019

Balance, December 31, 2018	142,450	$142	137,512,588	$137,513	$29,532,735	$(25,492,948)	$4,177,442

Series A preferred stock dividend declared ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)

Series D preferred stock dividend declared ($0.46 per share)	—	—	—	—	(41,690)	—	(41,690)

Stock based compensation	—	—	—	—	81,370	—	81,370

Net loss	—	—	—	—	—	(343,919)	(343,919)

Balance, March 31, 2019 (unaudited)	142,450	$142	137,512,588	$137,513	$29,552,415	$(25,836,867)	$3,853,203

Series A preferred stock dividend declared ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)

Series D preferred stock dividend declared ($0.15 per share)	—	—	—	—	(13,784)	—	(13,784)

Stock based compensation	—	—	—	—	82,274	—	82,274

Net loss	—	—	—	—	—	(725,714)	(725,714)

Balance, June 30, 2019 (unaudited)	142,450	$142	137,512,588	$137,513	$29,600,905	$(26,562,581)	$3,175,979

Conversion of convertible note			35,537,150	35,537	65,379		100,916

Series A preferred stock dividend declared ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)

Series D preferred stock dividend declared ($0.19 per share)	—	—	—	—	(17,437)	—	(17,437)

Stock based compensation	—	—	—	—	83,178	—	83,178

Discount on note					102,293		102,293

Net loss	—	—	—	—	—	(874,702)	(874,702)

Balance, September 30, 2019 (unaudited)	142,450	$142	173,049,738	$173,050	$29,814,318	$(27,437,283)	$2,550,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,944,335)	$(1,263,586)
Adjustment to reconcile net loss to net cash
(used in) operating activities
Bad debt expense	4,668	213,960
Depreciation and amortization	764,684	762,490
Loss on sale of fixed assets	—	24,442
Gain on extinguishment of debt		—
Non-cash compensation expense	246,822	396,004
Amortization of Beneficial Conversion Feature	79,366	—
(Gain)/loss on derivative liability valuation	(121,390)
Derivative expense	265,404	—
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(245,508)	(1,056,788)
Prepaid expenses and other assets	21,747	(1,220)
Costs in excess of billings	72,518	(211,383)
Lease deposit	4,000	(4,500)
Accounts payable	(83,345)	584,230
Accrued expenses	(129,996)	(68,896)
Change in lease obligation	(19,368)	(24,135)
Customer Deposits	566,539	176,974
Deferred income	(327,712)	163,139
Deferred taxes	—	(341,580)

NET CASH USED IN OPERATING ACTIVITIES	(845,906)	(650,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(2,104)	(53,356)
Proceeds from the sale of fixed assets	—	39,503

NET CASH USED IN INVESTING ACTIVITIES	(2,104)	(13,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligation	(6,000)	(27,000)
Payment of dividend	(24,142)	(157,610)
Conversion of Debt for Equity	—
Proceeds on line of credit, net	211,119	102,770
Proceeds from issuance of notes, related party	53,500	—
Proceeds from issuance of notes payable	450,000	1,141,000
Principal payments on term loan	(493,081)	(340,600)
Proceeds from issuance of term loan	625,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	816,396	718,560

NET INCREASE / (DECREASE) IN CASH	(31,614)	53,858

CASH, BEGINNING OF PERIOD	116,312	272,321

CASH, END OF PERIOD	$84,698	$326,179

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$123,223	$121,545
Taxes paid	$—	$17,545

Non-cash financing activities:
Cashless exercise of stock options	$—	$—
Acquisition of Parscale Media for notes payable	$—	$1,000,000
Right of use assets	$306,210	$—
Derivative discount	$371,831	$—
Conversion of notes payable to common stock	$105,059	$24,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2019

1.  BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of CloudCommerce, Inc. (“CloudCommerce,” “we,” “us,” or the “Company”) and its wholly-owned subsidiaries, have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”).  The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by generally accepted accounting principles (“GAAP”) and should be read in conjunction with our consolidated financial statements and footnotes in the Company's annual report on Form 10-K filed with the SEC on April 1, 2019. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

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

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at September 30, 2019 and December 31, 2018 are $6,668 and $45,613 respectively.

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement auto renewed for another twelve months. The proceeds from the facility are determined by the amounts we invoice our customers. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in CLWD Operations’ assets, and therefore, we will require such third-party lender’s written consent to obligate CLWD Operations’ further or pledge its assets against additional borrowing facilities. Because of this position, it may be difficult for CLWD Operations to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. As of September 30, 2019, the balance due from this arrangement was $10,950.

On October 19, 2017, Parscale Digital entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $500,000. The proceeds from the facility are determined by the amounts we invoice our customers. The Company evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in the Parscale Digital, and will, therefore, we will require such third-party lender’s written consent to obligate Parscale Digital further or pledge its assets against additional borrowing facilities. Because of this position, it may be difficult for the Company to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. On April 12, 2018, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $250,000, to a total of $750,000. As of September 30, 2019, the balance due from this arrangement was $374,282.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into 12-month agreements wherein amounts due from our customers were pledged to a third-party, in exchange for borrowing facilities in amounts up to a total of $150,000, $150,000 and $600,000, respectively. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of these facilities, the third-party lender has a first priority security interest in the respective entities, and will, therefore, we will require such third-party lender’s written consent to obligate the entities further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the entities to secure additional secured borrowing facilities. The cost of this secured borrowing facilities is 0.056%, 0.056% and 0.049%, respectively, of the daily balance. As of September 30, 2019, the combined balance due from these arrangement was $355,196

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2019, the Company held cash and cash equivalents in the amount of $84,698, which was held in the Company’s operating bank accounts. Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $32,305 and $31,009 for the nine months ended September 30, 2019 and 2018, respectively.

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of our income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations includes digital advertising revenue. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 606, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work on the balance sheet as costs in excess of billings. The terms of services contracts generally are for periods of less than one year. The deferred revenue and customer deposits as of September 30, 2019, and December 31, 2018 were $1,320,397 and $1,081,570, respectively. See footnote 3 for a disclosure of our use of estimates and judgement, as it relates to revenue recognition.

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

Included in revenue are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, furniture, supplies, and the largest component, digital advertising. We have determined, based on our review of ASC 606-10-55-39, that the amounts classified as reimbursable costs should be recorded as gross revenue, due to the following factors:

●	The Company is primarily in control of the inputs of the project and responsible for the completion of the client contract;

●	We have discretion in establishing price; and

●	We have discretion in supplier selection.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were zero for the nine months ended September 30, 2019 and 2018.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $4,797 and $32,800 for the nine months ended September 30, 2019 and 2018, respectively.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2019 and December 31, 2018, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

As of September 30, 2019, and December 31, 2018, the Company had no assets that are required to be valued on a recurring basis. As of September 30, 2019, and December 31, 2018, the Company had liabilities that are required to be values on a recurring basis, which are disclosed in footnote 10 “Derivative Liabilities”.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2018 and determined the fair value of each intangible asset and goodwill exceeded the respective carrying values. Therefore, no impairment of indefinite lived intangibles and goodwill was recognized.

The impairment test conducted by the Company includes a three-step approach to determine whether it is more likely than not that impairment exists. If it is determined, after step one, that it is not more likely than not, that impairment exists, then no further analysis is conducted. The three steps are as follows:

1.	Based on the totality of qualitative factors, determine whether the carrying amount of the intangible asset may not be recoverable. Qualitative factors and key assumptions reviewed include the following:

●	Increases in costs, such as labor, materials or other costs that could negatively affect future cash flows. The Company assumed that costs associated with labor, materials, and other costs should be consistent with fair market levels. If the costs were materially higher than fair market levels, then such costs may adversely affect the future cash flows of the Company or reporting units.

●	Financial performance, such as negative or declining cash flows, or reductions in revenue may adversely affect recoverability of the recorded value of the intangible assets. During our analysis, the Company assumes that revenues should remain relatively consistent or show gradual growth month-to-month and quarter-to-quarter. If we report revenue declines, instead of increases or flat levels, then such condition may adversely affect the future cash flows of the Company or reporting units.

●	Legal, regulatory, contractual, political, business or other factors that could affect future cash flows. During our analysis, the Company assumes that the legal, regulatory, political or business conditions should remain consistent, without placing material pressure on the Company or any of its reporting units. If such conditions were to become materially different than what has been experienced historically, then such conditions may adversely affect the future cash flows of the Company or reporting units.

●	Entity-specific events such as losses of management, key personnel, or customers, may adversely affect future cash flows. During our analysis, the Company assumes that members of management, key personnel, and customers will remain consistent period-over-period. If not effectively replaced, the loss of members of management and key employees could adversely affect operations, culture, morale and overall success of the company. In addition, if material revenue from key customers is lost and not replaced, then future cash flows will be adversely affected.

●	Industry or market considerations, such as competition, changes in the market, changes in customer dependence on our service offering, or obsolescence could adversely affect the Company or its reporting units. We understand that the market we serve are constantly changing, requiring us to change with it. During our analysis, we assume that we will address new opportunities in service offering and industries served. If we do not make such changes, then we may experience declines in revenue and cash flow, making it difficult to re-capture market share.

●	Macroeconomic conditions such as deterioration in general economic conditions or limitations on accessing capital could adversely affect the Company. During our analysis, we acknowledge that macroeconomic factors, such as the economy, may affect our business plan because our customers may reduce budgets for our services. If there are material declines in the economy, which lead to reductions in revenue then such conditions may adversely affect the Company.

2.	Compare the carrying amount of the intangible asset to the fair value.

3.	If the carrying amount is greater than the fair value, then the carrying amount is reduced to reflect fair value.

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

Goodwill and Intangible assets are comprised of the following, presented as net of amortization:

	September 30, 2019
	Parscale Digital [1]	WebTegrity	CloudCommerce	Total
Customer list	730,463	93,088	—	823,551
Non-compete agreement	77,778	—	—	77,778
Domain name and trademark	—	—	27,443	27,443
Brand name	2,030,000	130,000	—	2,160,000
Goodwill	4,145,000	430,000	—	4,575,000
Total	6,983,241	653,088	27,443	7,663,772

	December 31, 2018
	Parscale Digital [1]	WebTegrity	CloudCommerce	Total
Customer list	1,327,879	157,534	—	1,485,413
Non-compete agreement	147,778	—	—	147,778
Domain name and trademark	—	—	27,960	27,960
Brand name	2,030,000	130,000	—	2,160,000
Goodwill	4,145,000	430,000	—	4,575,000
Total	7,650,657	717,534	27,960	8,396,151

[1]	Includes the goodwill and intangible assets of Parscale Media.

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

Concentrations of Business and Credit Risk

The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk. The Company typically offers its customers credit terms. The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral. In the event of nonpayment, the Company has the ability to terminate services. As of September 30, 2019, the Company held cash and cash equivalents in the amount of $84,698, which was held in the operating bank accounts. Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000. For further discussion on concentrations see footnote 13.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statement of operations during the nine months ended September 30, 2019, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2019 based on the grant date fair value estimated. Stock-based compensation expense recognized in the condensed consolidated statement of operations for the nine months ended September 30, 2019 is based on awards ultimately expected to vest or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the condensed consolidated statements of operations during the nine months ended September 30, 2019 and 2018 were $246,822 and $396,004, respectively.

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

For the nine months ended September 30, 2019, the Company has excluded 151,475,799 shares of common stock underlying options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 90,000 Series D Preferred shares convertible into 225,000,000 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock and 87,138,607 shares of common stock underlying $766,530 in convertible notes, because their impact on the loss per share is anti-dilutive.

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

Recently Adopted Accounting Pronouncements

The Company does not elect to delay complying with any new or revised accounting standards, but to apply all standards required of public companies, according to those required application dates.

Management reviewed accounting pronouncements issued during the quarter ended September 30, 2019, and the following pronouncements were adopted during the period.

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

ASU 2014-09 supersedes existing guidance on revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires a number of disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The Company adopted the new standard effective January 1, 2018 using the modified retrospective method applied to those contracts that were not completed or substantially completed as of January 1, 2018. The timing and measurement of revenue recognition under the new standard is not materially different than under the old standard. The adoption of the new standard had an immaterial impact on the Company's Condensed Consolidated Financial Statements.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized. The nine months ended September 30, 2019, we used the federal tax rate of 21% in our determination of the deferred tax assets and liabilities balances.

For the 9 months ended
September 30, 2019

Current tax provision:
Federal
Taxable income	$—
Total current tax provision	$—

Deferred tax provision:
Federal
Loss carryforwards	$3,125,894
Change in valuation allowance	(3,125,894)
Total deferred tax provision	$—

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

5.	Recognize revenue when (or as) we satisfy a performance obligation

 The Company uses several means to satisfy the performance obligations:

a.	Billable Hours – The Company employs a time tracking system where employees record their time by project. This method of satisfaction is used for time and material projects, change orders, website edits, revisions to designs, and any other project that is hours-based. The hours satisfy the performance obligation as the hours are incurred.
b.	Ad Spend - To satisfy ad spend, the Company generates analytical reports monthly or as required to show how the ad dollars were spent and how the targeting resulted in click-throughs. The ad spend satisfies the performance obligation, regardless of the outcome or effectiveness of the campaign. In addition, the Company utilizes third party invoices after the ad dollars are spent, in order to satisfy the obligation.
c.	Milestones – If the contract requires milestones to be hit, then the Company satisfies the performance obligation when that milestone is completed and presented to the customer for review. As each phase of a project is complete, we consider it as a performance obligation being satisfied and transferred to the customer. At this point, the customer is invoiced the amount due based on the transaction pricing for that specific phase and/or we apply the customer deposit to recognize revenue.
d.	Monthly Retainer – If the contract is a retainer for work performed, then the customer is paying the Company for its expertise and accessibility, not for a pre-defined amount of output. In this case, the obligation is satisfied at the end of the period, regardless of the amount of work effort required.
e.	Hosting – Monthly recurring fees for hosting are recognized on a monthly basis, at a fixed rate. Hosting contracts are typically one-year and reviewed annually for renewal. Prices are subject to change at management discretion.

The Company generates income from five main revenue streams: data science, creative design, web development, digital marketing, and other. Each revenue stream is unique, and includes the following features:

Data Science – Data Propria

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

Creative Design – Giles Design Bureau

We provide branding and creative design services, which we believe, set apart our clients from their competitors and establish themselves in their specific market. We believe in showcasing our client’s brand uniquely and creatively to infuse the public with curiosity to learn more. We classify revenue as creative design that includes branding, photography, copyrighting, printing, signs and interior design. Contracts are generated to assure both the company and the client are committed to partnership and both agree to the defined terms and conditions and are typically less than one year. The Company recognizes revenue when performance obligations are met, usually when creative design services obligations are complete, when the hours are recorded, designs are presented, website themes are complete, or any other criteria as mutually agreed.

Web Development – WebTegrity

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

Digital Marketing – Parscale Digital

We have a reputation for providing digital marketing services that get results. We classify revenue as digital marketing that includes ad spend, SEO management and digital ad support. Billable hours and advertising spending are estimated based on client specific needs and subject to change with client concurrence. Revenue is recognized when ads are run on one of the third-party platforms or when the hours are recorded by the digital marketing specialist, if the obligation relates to support or services.

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

During the nine months ended September 30, 2019 and 2018, we included $2,230,894 and $5,385,924 respectively, in revenue, related to reimbursable costs.

The deferred revenue and customer deposits as of September 30, 2019 and December 31, 2018 were $1,320,397 and $1,081,570, respectively.

For the nine months ended September 30, 2019 and 2018 (unaudited), revenue was disaggregated into the five categories as follows:

	Nine months Ended September 30, 2019 (unaudited)			Nine months Ended September 30, 2018 (unaudited)
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Data Sciences	$844,052	$14,400	$858,452	$686,600	$34,550	$721,150
Design	1,503,778	624	1,504,402	1,057,669	196,033	1,253,702
Development	1,326,802	29,620	1,356,422	786,302	117,894	904,196
Digital Advertising	2,082,378	152,860	2,235,238	2,610,276	1,738,023	4,348,299
Other	892,891	28,524	921,415	1,047,473	475,790	1,523,263
Total	$6,649,901	$226,028	$6,875,929	$6,188,320	$2,562,290	$8,750,610

4.    LIQUIDITY AND OPERATIONS

The Company had net loss of $1,944,335 for the nine months ended September 30, 2019, and $1,263,586 for the nine months ended September 30, 2018, and net cash used in operating activities of $906,026 and $650,849, in the same periods, respectively.

As of September 30, 2019, the Company had a short-term borrowing relationship with three lenders. The lenders provided short-term and long-term financing under a secured borrowing arrangement, using our accounts receivable as collateral, disclosed in footnote 7, as well as convertible notes disclosed in footnote 8. As of September 30, 2019, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

While the Company expects that its capital needs in the foreseeable future may be met by cash-on-hand and projected positive cash-flow, there is no assurance that the Company will be able to generate enough positive cash flow to finance its growth and business operations in which event, the Company may need to seek outsider source of capital. There can be no assurance that such capital will be available on terms that are favorable to the Company or at all. In the current financial environment, it could become difficult for the Company to obtain working capital and other business financing.  There can be no assurance that the Company would be able to obtain additional working capital through the sale of its securities or from any other source.

5. BUSINESS ACQUISITIONS

Parscale Creative, Inc.

On August 1, 2017, the Company completed the acquisition of Parscale Creative, Inc., a Nevada corporation (“Parscale Creative”) through a merger agreement with the surviving entity the Company’s wholly owned subsidiary, Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), surviving the merger. The total purchase price of $7,945,000, was paid in the form of the issuance of ninety thousand (90,000) shares of the Company's Series D Convertible Preferred Stock, at a liquidation preference of one hundred dollars ($100) per share, plus dividend payments based on 5% of adjusted revenue of Parscale Digital. Adjusted revenue is defined as total revenue, minus digital marketing media buys. Based on the growth of Parscale Digital, the actual amount of the dividend payments is estimated to be in the range of $850,000 and $1,300,000, over 36 months, if we achieve 0.5% to 3% monthly adjusted revenue growth. The dividend payments are recorded as a reduction to additional paid in capital. During the nine months ended September 30, 2019, we did not pay any dividend related to the Series D Convertible Preferred stock, and as of September 30, 2019, the accrued balance of the Series D Preferred dividend payable was $200,872. At the closing of the acquisition, Brad Parscale, the 100% owner of Parscale Creative, was appointed to the Company’s Board of Directors. The Company assumed net liabilities of $535,000, related to this acquisition.

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

 The Parscale Creative and WebTegrity acquisitions are based on a preliminary purchase price allocation, and include identifiable intangible assets, which were based on their estimated fair values as of the acquisition date. The excess of purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The allocation of the purchase price required management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to identifiable intangible assets. These estimated fair values were based on information obtained from management of the acquired companies and historical experience and, with respect to the long-lived tangible and intangible assets, were made with the assistance of an independent valuation firm.

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

	Nine months ended, September 30, 2019	Nine months ended, September 30, 2018
Total revenues	$6,875,929	$8,759,175
Net income (loss)	(1,944,335)	(1,245,592)
Basic and diluted net earnings per common share	$(0.01)	$(0.01)

6.	INTANGIBLE ASSETS

Domain Name

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202. We use the domain as the main landing page for the Company. The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet. As of June 30, 2015, we determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

Trademark

On September 22, 2015, the Company purchased the trademark rights to “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000. The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet. The trademark expires in 2020 and may be renewed for an additional 10 years. As of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense. For the nine months ended September 30, 2019 and 2018, the Company included $517 and $517, respectively, in depreciation and amortization expense related to this trademark. As of September 30, 2019, the balance on this intangible asset was $7,241.

Non-Compete Agreements

In connection with the Company’s August 1, 2017, acquisition of Parscale Creative Brad Parscale agreed to certain non-compete provisions, for a period of three years. The Company has placed a value on this non-compete agreement at $280,000, amortized over a period of 36 months. For the nine months ended September 30, 2019 and 2018 we have included $70,000 and $70,000 in amortization expense related to this non-compete agreement. As of September 30, 2019, the balance on this intangible asset was $77,778.

Customer List

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the customer list acquired at $2,090,000, with a useful life of 3 years. For the nine months ended September 30, 2019 and 2018 we included $497,416 and $505,778 in depreciation and amortization expense related to the customer list, and as of September 30, 2019, the remaining balance of this intangible asset was $552,685.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the customer list acquired at $280,000, with a useful life of 3 years. For the nine months ended September 30, 2019 and 2018, we included $64,446 and $66,297 in depreciation and amortization expense related to the customer list, and as of September 30, 2019, the remaining balance of this intangible asset was $93,088.

On February 1, 2018, the Company acquired Parscale Media, and have calculated the value of the customer list acquired at $400,000, with a useful life of 3 years. For the nine months ended September 30, 2019 and 2018, we included $100,000 and $88,889 in depreciation and amortization expense related to the customer list, and as of September 30, 2019, the remaining balance of this intangible asset was $177,778.

Brand Name

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the brand name at $1,930,000, which is included in other assets on the balance sheet. As of September 30, 2019, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life. In evaluating whether this brand had an indefinite useful life, the Company considered the following criteria:

•	Expected use – We expected to retain the name and brand, leveraging the good reputation and client following. The name Parscale was revered in the digital advertising space.
•	Expected useful life of related group – The Parscale name does not relate to another intangible asset or group of intangible assets. Therefore, this criterion was not considered.
•	Limits to useful life – There was no legal, regulatory, or contractual limitation to this intangible asset’s life.
•	Historical experience – The Company has experience with intangible assets, both definite and indefinite lived, in extending the life of the asset. However, this asset does not require an extension or renewal, in order for it to remain on our balance sheet.
•	Effects of other factors – The Company did consider this in evaluating the useful life. Given the political and media climate in the country, there is always a chance that the Parscale name could be harmed. The factor that we evaluated was whether that harm could affect the reputation and quality clients came to rely upon. We came to the conclusion that even if the political or media climate diminished the Parscale name, our client base is dedicated to the name, and not swayed by politics or media coverage. In addition, there is a large group of clients who find more appeal to the Parscale name, because of political or media pressure.
•	Maintenance required – There is no maintenance expenditure to obtain future cash flows. Therefore, this criterion was not taken into consideration.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the brand name at $130,000, which is included in other assets on the balance sheet. As of September 30, 2019, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life. In evaluating whether this brand had an indefinite useful life, the Company considered the following criteria:

•	Expected use – We expected to retain the name and brand, leveraging the good reputation and client following. Within the WordPress industry, the WebTegrity name was well known, and the founder of the company has been asked to speak at various conferences.
•	Expected useful life of related group – The WebTegrity name does not relate to another intangible asset or group of intangible assets. Therefore, this criterion was not considered.
•	Limits to useful life – There was no legal, regulatory, or contractual limitation to this intangible asset’s life.
•	Historical experience – This asset does not require an extension or renewal, in order for it to remain on our balance sheet.
•	Effects of other factors – We did consider this criterion in determining useful life, especially since WebTegrity was in a highly competitive industry, mostly relying on the WordPress platform. Was there a chance of obsolescence or decline due to competition. In addition, we concluded that there was not a chance of obsolescence or decline due to competition. Even though there is much competition, WebTegrity produced a quality product with a great team, resulting in long term clients.
•	Maintenance required – There is no maintenance expenditure to obtain future cash flows. Therefore, this criterion was not taken into consideration.

On February 1, 2018, the Company acquired Parscale Media, and have calculated the value of the brand name at $100,000, which is included in other assets on the balance sheet. As of September 30, 2019, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life. In evaluating whether this brand had an indefinite useful life, the Company considered the following criteria:

•	Expected use – We expected to retain the name and brand, leveraging the good reputation and client following. Many of the digital advertising clients also relied upon Parscale Media to provide hosting services, so the Parscale name was very synonymous with dependability and quality.
•	Expected useful life of related group – Although the Parscale name is typically thought of in connection with digital advertising, we determined that it did not belong in a group of costs related to digital advertising. Therefore, this criterion was not considered.
•	Limits to useful life – There was no legal, regulatory, or contractual limitation to this intangible asset’s life.
•	Historical experience – This asset does not require an extension or renewal, in order for it to remain on our balance sheet.
•	Effects of other factors – See explanation of the Parscale name above.
•	Maintenance required – There is no maintenance expenditure to obtain future cash flows. Therefore, this criterion was not taken into consideration.

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

The Company’s intangible assets consist of the following:

	September 30, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	2,770,000	(1,946,449)	823,551	2,770,000	(1,284,587)	1,485,413
Non-compete agreement	280,000	(202,222)	77,778	280,000	(132,222)	147,778
Domain name and trademark	30,201	(2,758)	27,443	30,201	(2,241)	27,960
Brand name	2,160,000	—	2,160,000	2,160,000	—	2,160,000
Goodwill	4,575,000	—	4,575,000	4,575,000	—	4,575,000
Total	9,815,201	(2,151,429)	7,663,772	9,815,201	(1,419,050)	8,396,151

Total amortization expense charged to operations for the nine months ended September 30, 2019, and 2018 were $732,379 and $487,354, respectively. The following table of remaining amortization of finite life intangible assets, for the years ended December 31, includes the intangible assets acquired, in addition to the CloudCommerce trademark:

2019 (excluding nine months ended September 30, 2019)	$244,126
2020	646,953
2021	11,801
2022	690
2023	690
Thereafter	4,310
Total	$908,570

7. CREDIT FACILITIES

Lines of Credit

The Company has assumed an outstanding liability related to a bank line of credit agreement from the acquisition of Indaba. As of December 31, 2017, the balance was zero.

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement auto renewed for another twelve months. The proceeds from the facility are determined by the amounts we invoice our customers. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in CLWD Operations, and therefore, we will require such third-party lender’s written consent to obligate CLWD Operations further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for CLWD Operations to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the nine months ended September 30, 2019 and 2018, the Company included $1,745 and $16,008, respectively, in interest expense, related to this secured borrowing facility, and as of September 30, 2019 and December 31, 2018, the outstanding balances were $10,950 and zero, respectively.

On October 19, 2017, Parscale Digital entered into a 12 month agreement with a third party to sell the rights to amounts due from our customers, in exchange for a borrowing facility in amounts up to a total of $500,000. The agreement was amended on April 12, 2018, which increased the allowable borrowing amount by $250,000, to a maximum of $750,000. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated this facility in accordance with ASC

860, classifying it as a secured borrowing arrangement. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of this facility, the third party lender has a first priority security interest in Parscale Digital, and will, therefore, we will require such third party lender’s written consent to obligate it further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for Parscale Digital to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the nine months ended September 30, 2019 and 2018, the Company included $59,557 and $53,491, respectively, in interest expense, related to this secured borrowing facility, and as of September 30, 2019 and December 31, 2018, the outstanding balances were $374,282 and $102,988, respectively.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into a 12 month agreements with a third party to sell the rights to amounts due from our customers, in exchange for borrowing facilities in amounts up to a total of $150,000, $150,000 and $600,000, respectively. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of these facilities, the third party lender has a first priority security interest in the respective entities, and will, therefore, we will require such third party lender’s written consent to obligate the entities further or pledge their assets against additional borrowing facilities. Because of this position, it may be difficult for the entities to secure additional secured borrowing facilities. The cost of this secured borrowing facilities is 0.056%, 0.056% and 0.049%, respectively, of the daily balance. During the nine months ended September 30, 2019 and 2018, the Company included $87,661 and $3,526, respectively, in interest expense, related to these secured borrowing facilities, and as of September 30, 2019 and December 31, 2018, the combined outstanding balances were $355,196 and $321,106, respectively.

8.    CONVERTIBLE NOTES PAYABLE

During fiscal year 2019, the Company issued convertible promissory notes with variable conversion prices, as outlined below. The conversion prices for each of the notes is tied to the trading price of the Company’s common stock. Because of the fluctuation in stock price, the Company is required to report derivative gains and losses each quarter, which was included in earnings, and an overall derivative liability balance on the balance sheet, beginning during the quarter ended September 30, 2019. The Company also records a discount related to the convertible notes, which reduces the outstanding balance of the total amount due, and presented as a net outstanding balance on the balance sheet. As of September 30, 2019, the balance of the discount was $151,285. The discount is amortized throughout the term of the notes and included in interest expense. For the quarter ended September 30, 2019, the amount of amortization related to the discount, included in interest expense was $179,433.

On March 25, 2013, the Company issued a convertible promissory note (the “March 2013 Note”) in the amount of up to $100,000, at which time an initial advance of $50,000 was received to cover operational expenses. The lender, a related party, advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004 per share. The March 2013 Note bears interest at a rate of 10% per year and matured on March 25, 2018. The Company is working with the lender to extend the maturity date, and remove the March 2013 Note from default status. On May 23, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. On April 17, 2018, the lender converted $16,000 of the outstanding balance and accrued interest of $8,106 into 6,026,301 shares of common stock. The balance of the March 2013 Note, as of September 30, 2019 was $82,116, which includes $32,116 of accrued interest.

On April 20, 2018, the Company issued a convertible promissory note (the “April 2018 Note”) in the amount of up to $200,000, at which time an initial advance of $200,000 was received to cover operational expenses. The terms of the April 2018 Note, as amended, allow the lender, a related party, to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.01 per share. The April 2018 Note bears interest at a rate of 5% per year and matures on April 20, 2021. The balance of the April 2018 Note, as of September 30, 2019, was $214,466, which includes $14,466 of accrued interest.

On January 16, 2019 the Company issued a promissory note (the “January 16, 2019 Note”) in the amount of $103,000 at which time the Company received $100,000, the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The January 16, 2019 Note bears interest at a rate of 10% per year, is payable on January 16, 2020, and is convertible into common stock 180 days after issuance. The conversion price is calculated as a 39% discount off of the average of the two lowest trading prices during the 20 trading days prior to conversion. The balance of the January 16, 2019 Note, as of September 30, 2019 is $24,790, which includes $6,590 of accrued interest. To date, the lender has converted the following from the January 16, 2019 Note:

Date	Principle	Interest	Total	Shares
7/17/19	$12,000	—	$12,000	1,967,213
8/27/19	12,000	—	12,000	3,870,968
9/4/19	15,000	—	15,000	5,172,414
9/5/19	15,000	—	15,000	5,172,414
9/13/19	16,000	—	16,000	6,956,522
9/25/19	14,800	—	14,800	7,047,619
	$84,800	$—	$84,800	30,187,150

On January 31, 2019 the Company issued a promissory note (the “January 31, 2019 Note”) in the amount of $53,500 at which time the Company received $50,000, the remaining $3,500 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The January 31, 2019 Note bears interest at a rate of 10% per year, is payable on January 31, 2020, and is convertible into common stock 180 days after issuance. The conversion price is calculated as a 39% discount to the lowest trading prices during the 15 trading days prior to conversion. The balance of the January 31, 2019 Note, as of September 30, 2019 is $41,255, which includes $3,371 of accrued interest. To date, the lender has converted the following from the January 31, 2019 Note:

Date	Principle	Fees	Total	Shares
8/5/19	$7,838.60	$250	$8,088.60	2,550,000
9/4/19	7,777.60	250	8,027.60	2,800,000
	$15,616.20	$500	$16,116.20	5,350,000

On February 21, 2019 the Company issued a promissory note (the “February 21, 2019 Note”) in the amount of $53,000 at which time the company received of $50,000, the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The February 21, 2019 Note bears interest at a rate of 10% per year, is payable on February 21, 2020, and is convertible into common stock 180 days after issuance. The conversion price is calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. The balance of the February 21, 2019 Note, as of September 30, 2019 is $56,209, which includes $3,209 of accrued interest.

On April 24, 2019 the Company issued a promissory note (the “April 24, 2019 Note”) in the amount of $43,000 at which time the company received of $43,000, the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The April 24, 2019 Note bears interest at a rate of 10% per year, is payable on April 24, 2020, and is convertible into common stock 180 days after issuance. The conversion price is calculated as a 39% discount off of the average of the two lowest trading prices during the 20 trading days prior to conversion. The balance of the April 24, 2019 Note, as of September 30, 2019 is $44,873, which includes $1,873 of accrued interest.

On May 02, 2019 the Company issued a promissory note (the “May 02, 2019 Note”) in the amount of $48,500 at which time the Company received $45,000, the remaining $3,500 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The May 02, 2019 Note bears interest at a rate of 10% per year, is payable on May 02, 2020, and is convertible into common stock 180 days after issuance. The conversion price is calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. The balance of the May 02, 2019 Note, as of September 30, 2019 is $50,506, which includes $2,006 of accrued interest.

On June 10, 2019 the Company issued a promissory note (the “June 10, 2019 Note”) in the amount of $53,000 at which time the company received of $50,000, the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The June 10, 2019 Note bears interest at a rate of 10% per year, is payable on June 10, 2020, and is convertible into common stock 180 days after issuance. The conversion price is calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. The balance of the June 10, 2019 Note, as of September 30, 2019 is $54,626, which includes $1,626 of accrued interest.

On July 16, 2019 the Company issued a promissory note (the “July 16, 2019 Note”) in the amount of $43,000 at which time the company received of $40,000 the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The July 16, 2019 Note bears interest at a rate of 10% per year, is payable on July 10, 2020, and is convertible into common stock 180 days after issuance. The conversion price is calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. The balance of the July 16, 2019 Note, as of September 30, 2019 is $43,895, which includes $895 of accrued interest.

On September 4, 2019 the Company issued a promissory note (the “September 4, 2019 Note”) in the amount of $53,000 at which time the Company received of $50,000, the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The September 4, 2019 Note bears interest at a rate of 10% per year, is payable on September 4, 2020, and is convertible into common stock 180 days after issuance. The conversion price is calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. The balance of the September 4, 2019 Note, as of September 30, 2019 is $53,378, which includes $378 of accrued interest.

9.    NOTES PAYABLE

Related Party Notes Payable

On August 3, 2017, the Company issued a promissory note (the “August 3, 2017 Note”) in the amount of $25,000, at which time the entire balance of $25,000 was received to cover operational expenses. The August 3, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 3, 2017 Note, as of September 30, 2019 is $27,897, which includes $2,699 of accrued interest.

On August 15, 2017, the Company issued a promissory note (the “August 15, 2017 Note”) in the amount of $34,000, at which time the entire balance of $34,000 was received to cover operational expenses. The August 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 15, 2017 Note, as of September 30, 2019 is $37,824, which includes $3,610 of accrued interest.

On August 28, 2017, the Company issued a promissory note (the “August 28, 2017 Note”) in the amount of $92,000, at which time the entire balance of $92,000 was received to cover operational expenses. The August 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 28, 2017 Note, as of September 30, 2019 is $102,032 which includes $9,616 of accrued interest.

On September 28, 2017, the Company issued a promissory note (the “September 28, 2017 Note”) in the amount of $63,600, at which time the entire balance of $63,600 was received to cover operational expenses. The September 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the September 28, 2017 Note, as of September 30, 2019 is $69,995, which includes $6,377 of accrued interest.

On October 11, 2017, the Company issued a promissory note (the “October 11, 2017 Note”) in the amount of $103,500, at which time the entire balance of $103,500 was received to cover operational expenses. The October 11, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 11, 2017 Note, as of September 30, 2019 is $113,694, which includes $10,194 of accrued interest.

On October 27, 2017, the Company issued a promissory note (the “October 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The October 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 27, 2017 Note, as of September 30, 2019 is $116,208, which includes $10,207 of accrued interest.

On November 15, 2017, the Company issued a promissory note (the “November 15, 2017 Note”) in the amount of $62,000, at which time the entire balance of $62,000 was received to cover operational expenses. The November 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 15, 2017 Note, as of September 30, 2019 is $67,809, which includes $5,809 of accrued interest.

On November 27, 2017, the Company issued a promissory note (the “November 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The November 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 27, 2017 Note, as of September 30, 2019 is $115,758, which includes $9,758 of accrued interest.

On November 30, 2017, the Company issued a promissory note (the “November 30, 2017 Note”) in the amount of $30,000, at which time the entire balance of $30,000 was received to cover operational expenses. The November 30, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 30, 2017 Note, as of September 30, 2019 is $32,749, which includes $2,749 of accrued interest.

On December 19, 2017, the Company issued a promissory note (the “December 19, 2017 Note”) in the amount of $42,000, at which time the entire balance of $42,000 was received to cover operational expenses. The December 19, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the December 19, 2017 Note, as of September 30, 2019 is $45,740, which includes $3,740 of accrued interest.

On January 3, 2018, the Company issued a promissory note (the “January 3, 2018 Note”) in the amount of $49,000, at which time the entire balance of $49,000 was received to cover operational expenses. The January 3, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 3, 2018 Note, as of September 30, 2019 is $53,262, which includes $4,262 of accrued interest.

On January 30, 2018, the Company issued a promissory note (the “January 30, 2018 Note”) in the amount of $72,000, at which time the entire balance of $72,000 was received to cover operational expenses. The January 30, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 30, 2018 Note, as of September 30, 2019 is $77,997, which includes $5,997 of accrued interest.

On February 1, 2018, the Company entered into an amended purchase agreement and promissory note with Mr. Parscale, which facilitated the closing of the Parscale Media acquisition and established a revised payment arrangement, under which the Company agreed to pay Mr. Parscale $1,000,000 in twelve equal installments, which includes 4% interest. On November 20, 2018, the Company exchanged the remaining balance of the Parscale Media Note for an equal amount owed by Mr. Parscale to the Company. As of November 20, 2018, the balance on the Parscale Media Note was zero.

On February 2, 2018, the Company issued a promissory note (the “February 2, 2018 Note”) in the amount of $85,000, at which time the entire balance of $85,000 was received to cover operational expenses. The February 2, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the February 2, 2018 Note, as of September 30, 2019 is $92,045, which includes $7,045 of accrued interest.

On July 23, 2019, the Company issued a promissory note (the “July 23, 2019 Note”) in the amount of $25,000, at which time the entire balance of $25,000 was received to cover operational expenses. The July 23, 2019 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the July 23, 2019 Note, as of September 30, 2019 is $25,236, which includes $236 of accrued interest.

On August 20, 2019, the Company issued a promissory note (the “August 20, 2019 Note”) in the amount of $10,000, at which time the entire balance of $10,000 was received to cover operational expenses. The August 20, 2019 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 20, 2019 Note, as of September 30, 2019 is $10,056, which includes $56 of accrued interest.

On August 28, 2019, the Company issued a promissory note (the “August 28, 2019 Note”) in the amount of $18,500, at which time the entire balance of $18,500 was received to cover operational expenses. The August 28, 2019 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 28, 2019 Note, as of September 30, 2019 is $18,584, which includes $84 of accrued interest.

As of September 30, 2019, and December 31, 2018, the notes payable due to related parties totaled $1,006,886 and $920,470, respectively.

Third Party Notes Payable

On June 29, 2018, the Company issued a promissory note (the “June 2018 Note”), in the amount of $750,000, at which time the Company received $735,000. The remaining $15,000 was retained by the lender as an origination fee. On February 28, 2019 the promissory note was refinanced and the balance increased to $1,000,000 (the “February 28, 2019 Note”). As of the date of closing the lender withheld $25,443 from the $375,000 balance increase as an origination fee, netting $349,557 to the Company, and on April 3, 2019 the Company received the remaining $250,000. The February 28, 2019 Note bears interest at a rate of 18% per year and is amortized over 12 months. During the nine months ended September 30, 2019, the Company made payments totaling $559,794, and included $92,157 in interest expense related to this note. As of September 30, 2019, the outstanding balance on the February 28, 2019 Note was $506,919. The company is not in default on this note.

10.  DERIVATIVE LIABILITIES

The Company determined that the convertible notes outstanding as of September 30, 2019 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model. The balance of the fair value of the derivative liability as of September 30, 2019 and December 31, 2018 is as follows:

Balance at December 31, 2018	$—
Additions	437,294
Conversions	(102,293)
Fair value gain	(121,390)
Balance at September 30, 2019	$213,611

During the nine months ended September 30, 2019 and 2018, the Company incurred losses of $0 and $0, respectively, on the conversion of convertible notes. In connection with the convertible notes, for the nine months ended September 30, 2019 and 2018, the Company recorded $31,168 and $10,514, respectively, of interest expense and $113,970 and $0, respectively, of debt discount amortization expense. As of September 30, 2019 and December 31, 2018, the Company had approximately $66,532 and $35,363, respectively, of accrued interest related to the convertible notes.

11.  CAPITAL STOCK

At September 30, 2019 and December 31, 2018, the Company’s authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders. As of the date of this report, the Board has designated Series A, Series B, Series C, Series D and Series E Preferred Stock.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefor, at the rate of $8 per share per annum, payable in preference and priority to any payment of any dividend on the common stock. As of September 30, 2019, the Company has 10,000 shares of Series A Preferred Stock outstanding. During the nine months ended September 30, 2019 and 2018, we paid dividends of $20,000 and $40,000, respectively, to the holders of Series A Preferred stock. As of September 30, 2019, the balance owed on the Series A Preferred stock dividend was $40,000.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock has a stated value of $100. The Series B Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.004 per share. Series B Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of September 30, 2019, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $100. The Series C Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.01 per share. Series C Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of September 30, 2019, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock has a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue shall mean the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. Series D Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of September 30, 2019, the Company has 90,000 shares of Series D Preferred Stock outstanding. During the nine months ended September 30, 2019, and 2018, we paid dividends of zero, and $97,610 respectively, to the holders of Series D Preferred stock. As of September 30, 2019, the balance owed on the Series D Preferred stock dividend was $200,872

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock has a stated value of $100. The Series E Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.05 per share. Series E Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of September 30, 2019, the Company has 10,000 shares of Series E Preferred Stock outstanding.

12.  STOCK OPTIONS AND WARRANTS

Stock Options

On July 10, 2003, the Company adopted the Warp 9, Inc. Stock Option Plan for directors, executive officers, and employees of and key consultants to the Company. Pursuant to the now terminated plan, the Company could issue 5,000,000 shares of common stock. The plan was administered by the Company’s Board of Directors, and options granted under the plan could be either incentive options or nonqualified options. Each option was exercisable in full or in installment and at such time as designated by the Board. Notwithstanding any other provision of the plan or of any option agreement, each option expired on the date specified in the option agreement, which date was to be no later than the tenth anniversary of the date on which the option was granted (fifth anniversary in the case of an incentive option granted to a greater-than-10% stockholder). The purchase price per share of the common stock under each incentive option was to be no less than the fair market value of the common stock on the date the option was granted (110% of the fair market value in the case of a greater-than-10% stockholder). The purchase price per share of the common stock under each nonqualified option was to be specified by the Board at the time the option is granted, and could be less than, equal to or greater than the fair market value of the shares of common stock on the date such nonqualified option was granted, but was to be no less than the par value of shares of common stock. The plan provided specific language as to the termination of options granted thereunder. Currently, there are no outstanding options issued under the plan.

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

The Company used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock. The fair value of options granted during the nine months ending September 30, 2019 and 2018, were determined using the Black Scholes method with the following assumptions:

	Nine months Ended	Nine months Ended
	September 30, 2019	September 30, 2018
Risk free interest rate	—	5.00%
Stock volatility factor	—	397%
Weighted average expected option life	—	5 years
Expected dividend yield	—	none

A summary of the Company’s stock option activity and related information follows:

	Nine months Ended September 30, 2019		Nine months Ended September 30, 2018
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding - beginning of period	151,475,799	$0.017	154,800,000	$0.017
Granted	—	$—	—	$—
Exercised	—	$—	(3,324,201)	$0.010
Forfeited	—	$—	—	$—
Outstanding - end of period	151,475,799	$0.017	151,475,799	$0.017
Exercisable at the end of period	139,708,310	$0.015	129,108,310	$0.014
Weighted average fair value of
options granted during the period		$—		$800,000

As of September 30, 2019, and December 31, 2018, the intrinsic value of the stock options was approximately zero and $212,950, respectively. Stock option expense for the nine months ended September 30, 2019, and 2018 were $246,822 and $396,004, respectively.

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

The weighted average remaining contractual life of options outstanding, as of September 30, 2019 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.050	1,800,000	2.97
$0.040	20,000,000	3.26
$0.015	35,000,000	2.90
$0.013	60,000,000	2.35
$0.013	15,000,000	2.47
$0.010	6,675,799	2.84
$0.005	12,500,000	2.87
$0.004	500,000	2.04
	151,475,799

Warrants

During the nine months ended September 30, 2019 and 2018, the Company issued no warrants for services.

13.  RELATED PARTIES

Bountiful Capital, LLC, loaned the Company $100,000 on January 12, 2016, $500,000 through multiple fundings on the April 2016 Note, $500,000 through multiple fundings on the October 2016 Note, $38,000 on May 16, 2017, $46,000 on May 30, 2017, $26,000 on June 14, 2017, $23,500 on June 29, 2017, $105,000 on July 10, 2017, $50,500 on July 14, 2017, $53,500 on July 30, 2017, $25,000 on August 3, 2017, $34,000 on August 16, 2017, $92,000 on August 28, 2017, $63,600 on September 28, 2017, $103,500 on October 11, 2017, $106,000 on October 27, 2017, $62,000 on November 15, 2017, $106,000 on November 27, 2017, $30,000 on November 30, 2017, $42,000 on December 19, 2017, $49,000 on January 3, 2018, $72,000 on January 30, 2018, $85,000 on February 2, 2018, $25,000 on July 23, 2019, $10,000 on August 20, 2019 and $18,500 on August 28, 2019, as unsecured promissory notes (the “Bountiful Notes”). The terms of the Bountiful Notes include interest of 5% and are due and payable upon demand, but in no case later than 36 months after the effective date. On July 31, 2017, notes payable amounting to $1,442,500 and accrued interest of $43,414 were converted into 14,425 shares of Series C preferred stock. At September 30, 2019 and December 31, 2018, principal on the Bountiful Notes and accrued interest totaled $1,006,886 and $920,470. The Company’s chief financial officer, Greg Boden, also serves as the president of Bountiful Capital, LLC.

Brad Parscale has served on the board of directors of the Company since the acquisition of Parscale Creative on August 1, 2017. Mr. Parscale is also the owner of Parscale Strategy, LLC (“Parscale Strategy”), the largest customer of Parscale Digital. During the nine months ended September 30, 2019 and 2018, the Company earned $194,492 and $2,562,290, respectively, in revenue from providing services to Parscale Strategy, and as of September 30, 2019 and December 31, 2018, Parscale Strategy had an outstanding accounts receivable of $32,046 and $78,753, respectively.

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

As of September 30, 2019, we had convertible notes in the amount of $296,852 with a relative of a shareholder that owns in excess of 5%. We believe that the terms of those convertible notes are consistent with arm’s length transactions.

14. CONCENTRATIONS

For the nine months ended September 30, 2019 and 2018, the Company had one and one major customers who represented approximately 13% and 37% of total revenue, respectively. At September 30, 2019 and December 31, 2018, accounts receivable from two and two customers, represented approximately 46% and 19% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

15.  COMMITMENTS AND CONTINGENCIES

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company has elected the practical expedient to combine lease and non-lease components as a single component. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported condensed consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of September 30, 2019, the company recognized ROU assets of $306,210 and lease liabilities of $307,476.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of 1 year to 3 years, some of which include options to extend the lease term for up to an undetermined number of years.

Operating Leases

As a result of the WebTegrity acquisition, we assumed a lease for office space used by the WebTegrity employees, at 14603 Huebner Road, Suite 3402, San Antonio, TX 78230. The lease was executed on March 20, 2017 for a period of 36 months, commencing March 20, 2017, at a rate of $2,750 per month from April 1, 2017 through March 31, 2018, $2,950 per month from April 1, 2018 through March 31, 2019, and $3,150 per month from April 1, 2019 through March 31, 2020. As of September 30, 2019, it has been determined that the Company will not attempt to extend this lease past the March 31, 2020 expiration date. This lease does not include a residual value guarantee, nor do we expect any material exit costs. As of January 1, 2019, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. As of September 30, 2019, the ROU asset and liability balances of this lease were $17,094 and $18,361, respectively.

On August 1, 2017, Parscale Digital signed a lease agreement with Giles-Parscale, Inc., a related party, which commenced on August 1, 2017, for approximately 8,290 square feet, at 321 Sixth Street, San Antonio, TX 78215, for $9,800 per month, plus a pro rata share of the common building expenses. The lease expires on July 31, 2022. As of September 30, 2019, it is unclear whether we will attempt to extend this lease beyond the July 31, 2022 expiration date. However, because the lease expiration is greater than twelve months, the lease liability is included on the Balance Sheet as Right-of-use lease. This lease does not include a residual value guarantee, nor do we expect any material exit costs. As of January 1, 2019, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. As of September 30, 2019, the ROU asset and liability balances of this lease were $289,115 and $289,115, respectively.

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

On February 12, 2018, we executed a lease agreement for office space at 1415 Park Avenue West, Denver, CO 80205, expiring August 14, 2018, at a cost of $800 per month. This lease was cancelled on September 30, 2018, at no cost to the Company.

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

Total operating lease expense for the nine months ended September 30, 2019 and 2018 was $134,093 and $118,957, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location at 6500 Hollister Ave., Goleta, CA, to make monthly payments on past due rent totaling $227,052. Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250. Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802. As of September 30, 2019, the Company recorded the outstanding balance under this settlement agreement as a long-term accrued expense, with the current portion of the debt recorded in accrued expenses. As of September 30, 2019, and December 31, 2018, the Company owed $17,500 and $21,000 on the outstanding reduced payment terms, respectively.

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

The following is a schedule of the net book value of the finance lease.

Assets	September 30, 2019	December 31, 2018
Leased equipment under finance lease,	$100,097	$100,097
less accumulated amortization	(53,799)	(35,176)
Net	$46,298	$64,921

Liabilities	September 30, 2019	December 31, 2018
Obligations under finance lease (current)	$29,324	$34,039
Obligations under finance lease (noncurrent)	—	20,654
Total	$29,324	$54,693

Below is a reconciliation of leases to the financial statements.

	ROU Operating Leases	Finance Leases
Leased asset balance	$306,210	$46,298
Liability balance	307,476	29,234
Cash flow (operating)	134,093	—
Cash flow (financing)	—	6,000
Interest expense	$26,624	$1,631

The following is a schedule, by years, of future minimum lease payments required under the operating and finance leases.

Years Ending December 31,		ROU Operating Leases	Finance Leases
2019	*	$38,850	$9,000
2020		127,050	21,000
2021		117,600	—
2022		68,600	—
2023		—	—
Thereafter		—	—
Total		$352,100	$30,000
Less imputed interest		(44,624)	(676)
Total liability		$307,476	$29,324

_______________

* Excludes nine months ended September 30, 2019

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Operating Leases	2.8 years	10%
Finance Leases	0.8 years	10%

(1) This discount rate is consistent with our borrowing rates from various lenders.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

16. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2019, there were the following non-cash activities.

-	On August 5, 2019, a lender converted a portion of the January 31, 2019 Note into common stock. The conversion included $8,089 of principal, plus $250 of interest, which was converted into 2,550,000 common shares
-	On September 4, 2019, a lender converted a portion of the January 31, 2019 Note into common stock. The conversion included $8,028 of principal, plus $250 of interest, which was converted into 2,800,000 common shares
-	On July 17, 2019, a lender converted a portion of the January 16, 2019 Note into common stock. The conversion included $12,000 of principal, plus zero of interest, which was converted into 1,967,213 common shares
-	On August 27, 2019, a lender converted a portion of the January 16, 2019 Note into common stock. The conversion included $12,000 of principal, plus zero of interest, which was converted into 3,870,968 common shares
-	On September 4, 2019, a lender converted a portion of the January 16, 2019 Note into common stock. The conversion included $15,000 of principal, plus zero of interest, which was converted into 5,172,414 common stock
34

-	On September 5, 2019, a lender converted a portion of the January 16, 2019 Note into common stock. The conversion included $15,000 of principal, plus zero of interest, which was converted into 5,172,414 common shares
-	On September 13, 2019, a lender converted a portion of the January 16, 2019 Note into common stock. The conversion included $16,000 of principal, plus zero of interest, which was converted into 6,956,522 common shares
-	On September 25, 2019, a lender converted a portion of the January 16, 2019 Note into common stock. The conversion included $14,800 of principal, plus zero of interest, which was converted into 7,047,619 common shares
-	Recorded the initial values of ROU operating leases, which increased ROU assets by $365,460 and operating lease liability by $365,460, netting to zero on the statement of cash flows.

During the nine months ended September 30, 2018, there were the following non-cash financing activities:

-	On February 1, 2018, the Company acquired Parscale Media for $1,000,000 payable by a note over twelve months.
-	On April 17, 2018, a lender converted a portion of the March 2013 Note into common stock. The conversion included $16,000 of principal, plus $8,106 of interest, which was converted into 6,026,301 common shares.
-	On September 30, 2018, an employee exercised, on a cashless basis, 3,324,201 options, resulting in 1,233,509 shares of common stock.

17.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined that the following subsequent events are reportable.

On October 28, 2019 a lender presented a conversion notice to the Company, which converted $11,300 principle into 7,062,500 shares of common stock. This conversion was in accordance with the terms of the convertible note.

On November 4, 2019 a lender presented a conversion notice to the Company, which converted $6,900 principle plus $5,150 interest into 7,531,250 shares of common stock. This conversion was in accordance with the terms of the convertible note.

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

Data Analytics – Data Propria

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

Digital Marketing – Parscale Digital

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

Branding and Creative Services – Giles Design Bureau

We approach branding from a “big picture” perspective, establishing a strong identity and then building on that to develop a comprehensive branding program that tells our customer’s story, articulates what sets our customer apart from their competitors and establishes our customer in their market.

Development and Managed Infrastructure Support – WebTegrity

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

Included in revenue are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, furniture, supplies, and the largest component, digital advertising. We have determined, based on our review of ASC 606-10-55-39, that the amounts classified as reimbursable costs should be recorded as gross, due to the following factors:

●	The Company is primarily in control of the inputs of the project and responsible for the completion of the client contract;
36

●	We have discretion in establishing price; and

●	We have discretion in supplier selection.

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

The impairment test conducted by the Company includes a three-step approach to determine whether it is more likely than not that impairment exists. If it is determined, after step one, that it is not more likely than not, that impairment exists, then no further analysis is conducted. The three steps are as follows:

1.	Based on the totality of qualitative factors, determine whether the carrying amount of the intangible asset may not be recoverable. Qualitative factors and key assumptions reviewed include the following:

●	Increases in costs, such as labor, materials or other costs that could negatively affect future cash flows. The Company assumed that costs associated with labor, materials, and other costs should be consistent with fair market levels. If the costs were materially higher than fair market levels, then such costs may adversely affect the future cash flows of the Company or reporting units.

●	Financial performance, such as negative or declining cash flows, or reductions in revenue may adversely affect recoverability of the recorded value of the intangible assets. During our analysis, the Company assumes that revenues should remain relatively consistent or show gradual growth month-to-month and quarter-to-quarter. If we report revenue declines, instead of increases or flat levels, then such condition may adversely affect the future cash flows of the Company or reporting units.

●	Legal, regulatory, contractual, political, business or other factors that could affect future cash flows. During our analysis, the Company assumes that the legal, regulatory, political or business conditions should remain consistent, without placing material pressure on the Company or any of its reporting units. If such conditions were to become materially different than what has been experienced historically, then such conditions may adversely affect the future cash flows of the Company or reporting units.

●	Entity-specific events such as losses of management, key personnel, or customers, may adversely affect future cash flows. During our analysis, the Company assumes that members of management, key personnel, and customers will remain consistent period-over-period. If not effectively replaced, the loss of members of management and key employees could adversely affect operations, culture, morale and overall success of the Company. In addition, if material revenue from key customers is lost and not replaced, then future cash flows will be adversely affected.

●	Industry or market considerations, such as competition, changes in the market, changes in customer dependence on our service offering, or obsolescence could adversely affect the Company or its reporting units. We understand that the market we serve are constantly changing, requiring us to change with it. During our analysis, we assume that we will address new opportunities in service offering and industries served. If we do not make such changes, then we may experience declines in revenue and cash flow, making it difficult to re-capture market share.

●	Macroeconomic conditions such as deterioration in general economic conditions or limitations on accessing capital could adversely affect the Company. During our analysis, we acknowledge that macroeconomic factors, such as the economy, may affect our business plan because our customers may reduce budgets for our services. If there are material declines in the economy, which lead to reductions in revenue then such conditions may adversely affect the Company.

2.	Compare the carrying amount of the intangible asset to the fair value.

3.	If the carrying amount is greater than the fair value, then the carrying amount is reduced to reflect fair value.

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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2019 and December 31, 2018, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

Management reviewed accounting pronouncements issued during the quarter ended September 30, 2019, and the following pronouncements were adopted during the period.

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

Results of Operations for the Three Months Ended September 30, 2019, compared to the Three Months Ended September 30, 2018.

REVENUE

Total revenue for the three months ended September 30, 2019 decreased by $1,208,412 to $2,068,440, compared to $3,276,852 for the three months ended September 30, 2018.  The decrease was primarily due to a reduction in revenue from a related party as well as third parties. The Company expects to continue to see a reduction in revenue from this related party.

The Company did not change pricing methodology or structure, so all decreases in revenue were due to decreases in volume.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the three months ended September 30, 2019 decreased by $637,747 to $1,041,800, compared to $1,679,547 for the three months ended September 30, 2018.  The decrease was primarily due to a reduction of outside services expenses as a result of a reduction in revenue. Beginning January 1, 2019, the Company established a new paid time off policy, by which the Company eliminated all accrued paid time off, reducing December 31, 2018 balances to zero.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the three months ended September 30, 2019 decreased by $77,579 to $1,281,574 compared to $1,359,153 for the three months ended September 30, 2018.  The decrease was primarily due to a decrease in operating expenses, travel, and payroll taxes.

STOCK BASED COMPENSATION

Stock based compensation expenses for the three months ended September 30, 2019 decreased by $26,849 to $83,178, compared to $110,027 for the three months ended September 30, 2018. The decrease was due to several stock option issuances being fully expensed in the current period.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended September 30, 2019 increased by $535 to $254,840 compared to $254,305 for the three months ended September 30, 2018. The increase was primarily due to the purchase of additional fixed assets.

OTHER INCOME AND EXPENSE

Total net other expense for the three months ended September 30, 2019 increased by $197,242 to net other expense of $281,750 compared to net other expense of $84,508 for the three months ended September 30, 2018. The increase in net other expense was primarily due to the utilization of a secured borrowing arrangement, and the implementation of derivative accounting, both resulting in higher interest expense. The convertible notes issued during the period were not convertible into common stock until 180 days after funding. As these notes became convertible, the Company adds derivative liabilities to the balance sheet, and mark-to-market and discount amortization adjustments to the income statement. Those mark-to-market and amortization adjustments are included in other expense.

NET LOSS

The net loss for the three months ended September 30, 2019 was $874,702, compared to the net loss of $104,893 for the three months ended September 30, 2018.  The increase in net loss for the period was primarily due to decreases in related party revenue, partially offset by decreases in salaries and outside services.

Results of Operations for the Nine months Ended September 30, 2019, compared to the Nine months Ended September 30, 2018.

REVENUE

Total revenue for the nine months ended September 30, 2019 decreased by $1,874,681 to $6,875,929, compared to $8,750,610 for the nine months ended September 30, 2018.  The decrease was primarily due to a reduction in revenue from a related party, partially offset by revenue increases from third parties. The Company expects to continue to see a reduction in revenue from this related party.

The Company did not change pricing methodology or structure, so all decreases in revenue were due to decreases in volume.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the nine months ended September 30, 2019 decreased by $1,476,949 to $3,125,853, compared to $4,602,802 for the nine months ended September 30, 2018.  The decrease was primarily due to a reduction of salary and paid time off expenses. Beginning January 1, 2019, the Company established a new paid time off policy, by which the company eliminated all accrued paid time off, reducing prior year balances to zero.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

SG&A expenses for the nine months ended September 30, 2019 decreased by $276,498 to $4,108,680 compared to $4,385,178 for the nine months ended September 30, 2018. The decrease was primarily due to a decrease in operating expenses, travel, and payroll taxes.

STOCK BASED COMPENSATION

Stock based compensation expenses for the nine months ended September 30, 2019 decreased by $149,182 to $246,822 compared to $396,004 for the nine months ended September 30, 2018. The decrease was due to several stock option issuances being fully expensed in the current period.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the nine months ended September 30, 2019 increased by $2,194 to $764,684, compared to $762,490 for the nine months ended September 30, 2018. The increase was primarily due to the purchase of additional fixed assets.

OTHER INCOME AND EXPENSE

Total net other expense for the nine months ended September 30, 2019 increased by $365,007 to net other expense of $574,310 compared to net other expense of $209,303 for the nine months ended September 30, 2018. The increase in net other expense was primarily due to the utilization of a secured borrowing arrangement, and the implementation of derivative accounting, both resulting in higher interest expense. As our convertible notes became convertible, the Company added derivative liabilities to the balance sheet, and mark-to-market and discount amortization adjustments to the income statement. Those mark-to-market and amortization adjustments are included in other expense.

NET LOSS

The net loss for the nine months ended September 30, 2019 was $1,944,335, compared to the net loss of $1,263,586 for the nine months ended September 30, 2018.  The increase in net loss for the period was primarily due to decreases in related party revenue, partially offset by decreases in salaries and outside services.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($5,337,726) at September 30, 2019 compared to a net working capital deficit of ($4,146,991) at fiscal year ended December 31, 2018.

Cash flow used in operating activities was $845,906 for the nine months ended September 30, 2019, compared to cash flow used in operating activities of $650,849 for the nine months ended September 30, 2018. The increase in cash flow used in operating activities of $195,057 was primarily due to increases in accounts payable and deferred revenue, partially offset by an increase of accounts receivable.

Cash flow used in investing activities was $2,104 for the nine months ended September 30, 2019, compared to cash flow used in investing activities of $13,853 for the nine months ended September 30, 2018.  The decrease in cash flow used in investing activities of $11,749 was primarily due to a reduction in the purchase of computers, partially offset by the reduction of fixed asset disposals.

Cash flow provided by financing activities was $816,396 for the nine months ended September 30, 2019, compared to cash flow provided by financing activities of $718,560 for the nine months ended September 30, 2018.  The increase in cash flow provided by financing activities of $97,836 was due to additional borrowings, partially offset by debt repayments.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2019, the Company had short-term borrowing relationships with three lenders. Two lenders provide short-term funding for operations, through the use of convertible notes, disclosed in Note 8 to the financial statements included in this offering statement. One lender provides short-term financing under a secured borrowing arrangement, using our accounts receivable as collateral, disclosed in Note 7. The Company does not have any long-term sources of liquidity. As of September 30, 2019, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

The Company has negative monthly cash flows from operations of approximately $20,000. which does not include debt service of an additional $100,000 per month. The Company’s current cash is sufficient to sustain the Company’s operations for approximately 30 days without additional borrowings. To satisfy cash needs, the Company relies on various borrowing mechanisms to fund operations and service debt, as discussed above. We believe that, through our borrowing arrangements, we will have 12 months of cash available.

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

Accessing the credit markets remains difficult for smaller companies.

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

None

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company's principal executive and principal financial officers evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act of 1934, as amended), as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our management concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective due to the following material weaknesses:

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

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of September 30, 2019 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CLOUDCOMMERCE, INC.
(Registrant)

Dated: November 14, 2019	By:	/s/ Andrew Van Noy
Andrew Van Noy Chief Executive Officer and President (Principal Executive Officer)
/s/ Gregory Boden
Gregory Boden Chief Financial Officer (Principal Financial and Accounting Officer)

