Form 10-K
period 2019-12-31
CLOUDCOMMERCE, INC.
filed 2020-04-16
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

December 31, 2019

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,042,411 as of June 30, 2019, the last business day of the registrant’s most recently completed fourth fiscal quarter (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Pink).

There were 506,302,099 shares outstanding of the registrant’s Common Stock as of April 16, 2020.

PART I

ITEM 1. BUSINESS

General

CloudCommerce, Inc. (“CloudCommerce,” “we,” “us,” “our,” or the “Company”) is a leading provider of digital advertising solutions. Our flagship solution, SWARM, analyzes a robust mix of audience data to help businesses find who to talk to, what to say to them, and how to market to them. We do this by applying advanced data science, behavioral science, artificial intelligence, and market research techniques to discover, develop and create custom audiences for highly targeted digital marketing campaigns. CloudCommerce was Ranked Number 235th Fastest Growing Company in North America on Deloitte’s 2019 Technology Fast 500™.

SWARM- An Audience Intelligence Solution

SWARM is an end-to-end solution that helps businesses find who to talk to, what to say to them, and how to motivate them to take meaningful action. It does this by applying advanced data science, behavioral science, artificial intelligence, and market research techniques to discover, develop and create custom audiences for any business activity. With applications, such as marketing, brand perception, customer relationship management, human resources management and operational logistics, SWARM delivers powerful audience-driven business intelligence to convert opportunities into business success.

The Problem

Marketers have largely taken a blanket approach to communication. The same message is often sent across an entire customer audience with little regard for how different groups of people communicate, build communities, and develop their purchasing habits. When they do segment audiences, they tend to use very objective selection criteria, such as income, geography, education or purchase history to deduce attitudes or intentions.

However, research has shown that attitudes and intentions are weak predictors of behavior, which is ultimately what marketers want to influence and affect.  Instead, we believe motivations and feelings are much better at predicting behavior. But they are also can be the hardest to deduce from audience data.

The Solution – SWARM

SWARM is a behavioral science approach to audience creation and communication. It helps marketers probe deep consumer motivations and triggers, in order to effectively predict and influence their actions. We believe if marketers can influence action, they can get people to buy, change the opinion of, or support a particular brand, business, or person.

There are 4 major products in SWARM:

BUZZ - Behavior Based Market Research

We believe that market research is evolving and that the techniques being developed today are more sophisticated and backed by strong data science. Despite these changes, many traditional research firms have failed to innovate, including: small sample sizes, survey design bias, improper weighting, and gut intuition sampling are just some of the issues that plague the industry. BUZZ is designed with the ability to put a finger on the pulse of the marketplace in the moment. It does this by deducing attitudes, emotions, and opinions from various internal and external data sources such as customer data, social media activity, or micro and macro trends. We have automated the market research process that we believe provides a level of statistical depth beyond what traditional firms can offer.

THE SWARM – Intelligent Audience Building

The core of our solution, and what we believe separates us from other audience data companies, is our unique approach to audience building. The concept of ‘personas’ has been around for decades, but we aim take that general concept to the next level. THE SWARM was developed to solve not only who to talk to, but also what to say to them, and how to motivate them to take meaningful action. Using our proprietary clustering and behavioral analysis techniques, we believe we are able to create audiences that are more efficient, targeted, and focused than traditional methods. Our clustering is designed to not only finds the right people to talk to, but also the message that motivate them.

HIVE – Redefined Geographic Targeting

Our approach is that conventional geographic audience targeting is outdated. Arbitrary units of location like counties, cities, DMAs, and regions were created hundreds of years ago based on land rights ownership. We believe their use in understanding people’s behavior, purchase habits, and underlying values is minimal. We try to solve this by clustering people into granular geographic tribes, called “Hives.” We define Hives by attributes such as common language (e.g., colloquialisms), shared experience and narratives (e.g., climate, history), and concentrated demography and biology (e.g., ethnicity, age). Based on the needs of our clients, we can redraw the geographic lines based on various Hive selection criteria, which can make marketing more efficient, business decisions more intelligent, and growth more plausible.

HONEY – Advanced Reporting and Visualization

We believe advanced audience data analysis technologies are useless if it doesn’t produce simple, powerful and actionable business intelligence. HONEY comes with user-friendly reporting and visualization tools intended to organize and explain all of the advance data science into a simple to understand format for decision makers. HONEY is designed to combine the intelligence of client CRM data with third-party consumer data and targeted market research to create a powerful foundation for any audience intelligence solution.

Comprehensive Product Ecosystem

We are constantly striving to help our clients better understand both their current audience and the larger marketplace. Our team has developed a series of products intended to challenge the status quo of how intelligence is done within the marketing industry. Each of our products can stand alone, but grow more powerful as part of a larger ecosystem.

Core Services

Together with its wholly-owned subsidiaries, CloudCommerce can deliver end-to-end marketing solutions through a range of services and capabilities. SWARM implementations can include some or all of these capabilities.

Data Propria – Data Analytics

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

Parscale Digital – Digital Marketing

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

Giles Design Bureau – Branding and Creative Services

We approach branding from a “big picture” perspective, establishing a strong identity and then building on that to develop a comprehensive branding program that tells our customer’s story, articulates what sets our customer apart from their competitors and establishes our customer in their market.

WebTegrity – Development and Managed Infrastructure Support

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

Growth Strategy

Our goal is to become the leading provider of audience-driven business intelligence and marketing solutions. Our strategies to meet this goal include:

●	Automate our SWARM solution through the development of software that will allow our customers to self-serve on our platform.

●	Acquire or partner with companies that can speed up the automation and delivery of the SWARM platform.

●	Continue to hire top talent in the fields of data science, machine learning, artificial intelligence, and behavioral science.

●	Drive profitable business growth.

Revenue Model

We currently charge a fixed or variable implementation fees to design, build and execute on digital marketing campaigns, including SWARM solutions. These campaigns or custom SWARM solutions consist of professional services fees as well as mark up on media spend. Our professional services are billed at hourly or monthly rates, depending on the customer’s needs. We believe this flexibility allows us to attract customers while maximizing profits based on time and materials.

If and when SWARM is fully developed as a self-serviced SaaS platform, we intend to adopt a recurring subscription revenue model. We estimate that the SWARM platform may be operational during 2020.

There are two ways we invoice customers 1) payment in advance with a deposit/retainer or 2) payment in arrears after the work is completed. We do not track the amounts we are paid under each method, but estimate the majority of such amounts are paid in advance. There are also two ways we charge for services: 1) fixed fee arrangement, so the price remains constant regardless of the work effort, and 2) variable fee arrangements, in which we charge for time and materials.

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

Focus on Core Competency

By utilizing our services, businesses can focus on developing, marketing and selling their products rather than devoting time and resources to building and maintaining an internal infrastructure. Management can focus their time on their core business while ensuring they have access to the latest technologies, tools and expertise for running a successful digital operation.

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

Industry Overview

Market Research Future (MRFR), predicts that the global business intelligence (BI) market will grow from $16.3 billion in 2016 to $34.3 billion by 2022 at the compound annual growth rate of 11.03%.

Segmentation

According to MRFR, the global business intelligence market is segmented based on technology, service, component, deployment, organization, and industry. By technology, the market is segmented into mobile BI, cloud BI, social BI, and others. By service, the market is segmented into managed service, hosted service and others. By deployment, the market is segmented into on-cloud and on-premises. By organization, the market is segmented into telecom & information technology, education, manufacturing, retail, banking and others.

Regional Analysis

MRFR reports that North America leads the market for business intelligence. Presence of major industry players in the region, intense R&D activities in the field of technology, increasing competition, and evolving trend of data proliferation aids the growth of the market in North America. Asia-Pacific holds potential growth opportunities and is estimated to manifest high growth due to ongoing industrialization and advancements in the field of technology in the region.

Competition

Our current primary competitors generally fall into the following categories:

●	large technology companies, including suppliers of traditional business intelligence and data preparation products, and/or cloud-based offerings that provide one or more capabilities that are competitive with our products, such as Amazon.com, Inc., Google, IBM, Microsoft Corporation, Oracle Corporation, salesforce.com, inc. and SAP SE;

●	business analytics software companies, such as Tableau Software, Inc. and Domo, Qlik, and Looker; and

●	providers of SaaS-based or cloud-based analytics products.

In addition, we may compete with open source initiatives and custom development efforts. We operate in a rapidly growing and rapidly changing market. As a result, we expect competition to continue to increase as other established and emerging companies enter the business analytics market, as customer requirements evolve and as new products and technologies are introduced. We expect this to be particularly true with respect to our SaaS-based offering. This is a relatively new and evolving area of business analytics solutions, and we anticipate competition to increase based on customer demand for these types of products.

Many of our competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services or other resources and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, for example by offering a SaaS-based product that competes with our on-premises products or our SaaS product, SWARM, or devote greater resources to the development, promotion and sale of their products than us. Moreover, many of these competitors are bundling their analytics products into larger deals or maintenance renewals, often at significant discounts. Increased competition may lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition will be harmed if we fail to meet these competitive pressures.

Our ability to compete successfully in our market depends on a number of factors, both within and outside of our control. Some of these factors include ease and speed of product deployment and use, discovery and visualization capabilities, analytical and statistical capabilities, performance and scalability, the quality and reliability of our customer service and support, total cost of ownership, return on investment and brand recognition. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our products, as well as adversely affect our business, results of operations and financial condition.

Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of our customers or potential customers. In addition, our current or prospective indirect sales channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell or certify our products through specific distributors, technology providers, database companies and distribution channels and allow our competitors to rapidly gain significant market share. These developments could limit our ability to obtain revenues from existing and new customers and to maintain maintenance services revenues from our existing and new customers. If we are unable to compete successfully against current and future competitors, our business, results of operations and financial condition would be harmed.

Government Regulation

We are subject to various federal, state, and local laws affecting e-commerce and communication businesses. The Federal Trade Commission and equivalent state agencies regulate advertising and representations made by businesses in the sale of their products, which apply to us. We are also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general. Currently, when serving customers in the European Union, we must take precautions to maintain the General Data Protection Regulation requirements. As the United States continues to adopt similar regulations. Our software and services will comply with those requirements.

Employees

As of December 31, 2019, we had 49 full time employees, 6 of whom are employed in administrative positions, 1 in sales and marketing positions, and 42 in technical positions. Forty-three employees are in Texas, 3 in Utah, 1 in New Jersey, 1 in Washington, DC, and 1 in New York.

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

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

War, terrorism, other acts of violence or natural or manmade disasters such as a global pandemic may affect the markets in which the Company operates, the Company's customers, the Company's delivery of products and customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

The Company's business may be adversely affected by instability, disruption or destruction in the geographic regions in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, food, fire, earthquake, storm or pandemic events and spread of disease (including the recent outbreak of the coronavirus commonly referred to as "COVID- 19"). Such events may cause customers to suspend their decisions on using the Company's services and otherwise affect their ability to meet their obligations to us by making payments on our existing equipment leases, make it impossible to contact our customers and potential customers as well as potential sources of future financing, for our customers to visit our physical locations, and give rise to sudden significant changes in regional and global economic conditions and cycles that could interfere with our existing business as well as our planned expansion into the mobility business. These events also pose significant risks to the Company's personnel and to physical facilities and operations, which could materially adversely affect the Company's financial results.

The ongoing circumstances resulting from the COVID-19 virus outbreak magnify the challenges faced from our continuing efforts to introduce and sell our services in a challenging environment and could have an impact on our business and financial results.

We have a history of losses and can provide no assurance of our future operating results.

We have experienced net losses and negative cash flows from operating activities, and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2019, and 2018, we had working capital deficit of $5,935,500 and $4,146,991, respectively.   For the years ended December 31, 2019 and 2018, we incurred net losses of $10,123,380 and $2,870,013, respectively.   The opinion of our independent registered public accountants on our audited financial statements as of and for the years ended December 31, 2019 and 2018 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

We have a limited operating history, which may make it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a relatively short operating history and have been delivering SWARM solutions, our proprietary audience-driven business intelligence solution, since January 2018, and are now in the process of building SWARM into a SaaS (software-as-a-service) solution. As a result, it may be difficult to evaluate in an investment in our stock. Furthermore, we operate in an industry that is characterized by rapid technological innovation, intense competition, changing customer needs and frequent introduction of new products, technologies and services. We have encountered, and we will continue to encounter, risks and uncertainties frequently experienced by companies in evolving industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the market, or we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

Our future success will depend in large part on our ability to, among other things:

●	market acceptance of our current and future products and services;

●	improve the performance and capabilities of our products;

●	manage the full automation of our SWARM solution;

●	compete with other companies, custom development efforts and open source initiatives that are currently in, or may in the future enter, the market for our products;

●	technology and data center infrastructure, enhancements to cloud architecture, improved disaster recovery protection, increasing data security, compliance and operations expenses;

●	data center costs as customers increase the amount of data that is available to our platform and the number of users on our platform;

●	the amount and timing of operating expenses, particularly sales and marketing expenses, related to the maintenance and expansion of our business, operations and infrastructure;

●	write-downs, impairment charges or unforeseen liabilities in connection with intangible assets or acquisitions;

●	our ability to successfully manage any acquisitions; and

●	general economic and political conditions in our domestic and international markets

If we fail to address or manage these risks successfully, including those associated with the challenges listed above as well as those described elsewhere in this section, our business will be adversely affected and our results of operations will suffer.

Our success depends on increasing the number and value of enterprise sales transactions, which typically involve a longer sales cycle, greater deployment challenges and additional support and services than sales to individual purchasers of our products.

Growth in our revenues and profitability depends in part on our ability to complete more and larger enterprise sales transactions. These larger transactions may involve significant customer negotiation. Enterprise customers may undertake a significant evaluation process, which can last from several months to a year or longer. For example, in recent periods, excluding renewals, our transactions over $100,000 have generally taken over three months to close. Any individual transaction may take substantially longer than three months to close. If our sales cycle were to lengthen in this manner, events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and results of operations. We will spend substantial time, effort and money on enterprise sales efforts without any assurance that our efforts will produce any sales

The actual market for our products and services could be significantly smaller than our estimates of our total potential market opportunity, and if customer demand for our products and services does not meet expectations, our ability to generate revenue and meet our financial targets could be adversely affected.

While we expect strong growth in the markets for our products, it is possible that the growth in some or all of these markets may not meet our expectations, or materialize at all. The methodology on which our estimate of our total potential market opportunity is based includes several key assumptions based on our industry knowledge, market research, and customer experience. If any of these assumptions proves to be inaccurate, then the actual market for our products could be significantly smaller than our estimates of our total potential market opportunity. In addition, we have very limited experience with customer adoption of our products, having only provided SWARM solutions since January 2018. If the customer demand for our products or the adoption rate in our target markets does not meet our expectations, our ability to generate revenue from customers and meet our financial targets could be adversely affected.

If our new products and product enhancements do not achieve sufficient market acceptance, our results of operations and competitive position will suffer.

We spend substantial amounts of time and money to research and develop new software and enhanced versions of our existing software to incorporate additional features, improve functionality, function in concert with new technologies or changes to existing technologies and allow our customers to analyze a wide range of data sources. When we develop a new product or an enhanced version of an existing product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market.

Further, we may make changes to our software that our customers do not find useful. We may also discontinue certain features, begin to charge for certain features that are currently free or increase fees for any of our features or usage of our software. We may also face unexpected problems or challenges in connection with new product or feature introductions.

Our new products or product enhancements, such as SWARM, and changes to our existing software could fail to attain sufficient market acceptance for many reasons, including:

●	failure to predict market demand accurately in terms of software functionality and capability or to supply software that meets this demand in a timely fashion;

●	inability to operate effectively with the technologies, systems or applications of our existing or potential customers;

●	defects, errors or failures;

●	negative publicity about their performance or effectiveness;

●	delays in releasing our new software or enhancements to our existing software to the market;

●	the introduction or anticipated introduction of competing products by our competitors;

●	an ineffective sales force;

●	poor business conditions for our end-customers, causing them to delay purchases; and

●	the reluctance of customers to purchase software incorporating open source software.

In addition, because our products are designed to operate on and with a variety of systems, we will need to continuously modify and enhance our products to keep pace with changes in technology. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion.

If our new software or enhancements and changes do not achieve adequate acceptance in the market, our competitive position will be impaired, and our revenues could decline. The adverse effect on our results of operations may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred in connection with the new software or enhancements.

Real or perceived errors, failures or bugs in our software could adversely affect our results of operations and growth prospects.

Because our software is complex, undetected errors, failures or bugs may occur, especially when new versions or updates are released. Our software is often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into computing environments may expose undetected errors, compatibility issues, failures or bugs in our software. Despite testing by us, errors, failures or bugs may not be found in our software until it is released to our customers. Moreover, our customers could incorrectly implement or inadvertently misuse our software, which could result in customer dissatisfaction and adversely impact the perceived utility of our products as well as our brand. Any of these real or perceived errors, compatibility issues, failures or bugs in our software could result in negative publicity, reputational harm, loss of or delay in market acceptance of our software, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays or cessation of our licensing, which could cause us to lose existing or potential customers and could adversely affect our results of operations and growth prospects.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and results of operations.

We have in the past experienced, and may in the future experience, performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions or capacity constraints due to a number of potential causes including technical failures, cyber-attacks, security vulnerabilities, natural disasters or fraud. If our security is compromised, our website is unavailable or our users are unable to download our software within a reasonable amount of time or at all, our business could be negatively affected. Moreover, if our security measures, products or services are subject to cyber-attacks that degrade or deny the ability of users to access our website, products or services, our products or services may be perceived as unsecure and we may incur significant legal and financial exposure. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. These cloud-based products are hosted at third-party data centers that are not under our direct control. If these data centers were to be damaged or suffer disruption, our ability to provide these products to our customers could be impaired and our reputation could be harmed.

In addition, it may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our software becomes more complex and our user traffic increases. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in level of customer support and impaired quality of users’ experiences, and could result in customer dissatisfaction and the loss of existing customers. We expect to continue to make significant investments to maintain and improve website performance and security and to enable rapid and secure releases of new features and applications for our software. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and results of operations may be adversely affected.

Our products use third-party software and services that may be difficult to replace or cause errors or failures of our products that could lead to a loss of customers or harm to our reputation and our operating results.

We license third-party software and depend on services from various third parties for use in our products. In the future, this software or these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of the software or services could result in decreased functionality of our products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could harm our business.

In addition, any errors or defects in or failures of the third-party software or services could result in errors or defects in our products or cause our products to fail, which could harm our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our customers or third-party providers that could harm our reputation and increase our operating costs.

We will need to maintain our relationships with third-party software and service providers, and to obtain software and services from such providers that do not contain any errors or defects. Any failure to do so could adversely impact our ability to deliver effective products to our customers and could harm our operating results.

If customers demand products that provide business analytics via a SaaS business model, our business could be adversely affected.

In recent years, we believe that companies have begun to expect that key software be provided through a SaaS model, and customers may eventually require that we provide our product via a SaaS deployment. We have recently announced SWARM, our professional services solution that provide our core capabilities as a commercial service offering. We anticipate using our current cash or future cash flows to fund further development of a SaaS version of SWARM, and we may encounter difficulties that cause our costs to exceed our current expectations. Moreover, to commercially provide this product at scale, we will need to make additional investments in related infrastructure such as server farms, data centers, network bandwidth and technical operations personnel. All of these investments will negatively affect our operating results. Even if we make these investments, we may be unsuccessful in achieving significant market acceptance of this new product. Moreover, sales of a potential future SaaS offering by our competitors could adversely affect sales of all of our existing products. In addition, increasing sales of our SaaS offering could cannibalize our professional services offering to our existing and prospective customers, which could negatively impact our overall sales growth. The migration of our customers to a SaaS model would also change the manner in which we recognize revenue, which could adversely affect our operating results and business

Our use of open source software could negatively affect our ability to sell our software and subject us to possible litigation.

We use open source software in our software and expect to continue to use open source software in the future. We may face claims from others claiming ownership of, or seeking to enforce the license terms applicable to such open source software, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs. Finally, we cannot assure you that we have not incorporated open source software into our software in a manner that may subject our proprietary software to an open source license that requires disclosure, to customers or the public, of the source code to such proprietary software. Any such disclosure would have a negative effect on our business and the value of our software.

We may require additional capital to fund our business and support our growth, and our inability to generate and obtain such capital on acceptable terms, or at all, could harm our business, operating results, financial condition and prospects.

We intend to continue to make substantial investments to fund our business and support our growth. In addition, we may require additional funds to respond to business challenges, including the need to develop new features or enhance our software, improve our operating infrastructure or acquire or develop complementary businesses and technologies. As a result, we may need to engage in equity or debt financings to provide the funds required for these and other business endeavors. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain such additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected. In addition, our inability to generate or obtain the financial resources needed may require us to delay, scale back, or eliminate some or all of our operations, which may have a material adverse effect on our business, operating results, financial condition and prospects.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling $430,000 at December 31, 2019 resulting from the acquisition of WebTegrity. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

We operate with significant levels of debt and rely on funding to operate.

As of December 31, 2019, our total outstanding debts were approximately $2,500,000. In addition, a large portion of the outstanding debt is owed to an entity controlled by our Chief Financial Officer. Due to operational losses, we continue to require funding from our lenders to cover operational expenses. Although we are not required to make quarterly or annual payments on the outstanding balance of our debt, interest accrues on the principal amount of such debt and the balance is required to be repaid at some point in the future. There is no guarantee that we will have sufficient funds to pay our obligations, nor is there a guarantee that our lenders will re-finance the debts or extend the maturity dates.

There is no guarantee that our lenders will continue to support us.

We may require additional capital to fund operations, finance additional acquisitions, purchase computer equipment, expand into additional markets, initiate advertising campaigns, or hire key personnel. Although we have positive working relationships with our lenders, there is no guarantee that the lenders will continue to support us in all the ways we choose to spend our capital. If our lenders choose not to fund the Company, then our operations may be halted, our growth may decrease, or we may need to scale back on our expenditures.

We are operating at a loss and may incur additional losses in the future.

Our net loss for the year ended December 31, 2019 was $(10,123,380). To reach our business growth objectives, we currently expect to increase our operating, sales, and marketing expenses, as well as capital expenditures. To offset these expenses, we will need to generate additional profitable revenue. If our revenue declines or grows slower than either we anticipate or our clients’ projections indicate, or if our operating, sales and marketing expenses exceed our expectations or cannot be reduced to an appropriate level, we may not generate sufficient revenue to be profitable or be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

We need to continue to invest in enhancements to our cloud infrastructure and if our required investments are greater than anticipated or fail to yield anticipated cost savings and performance benefits, our financial results will be negatively impacted.

We have made and will continue to make substantial investments in new equipment to support growth at our data centers, provide enhanced levels of service to our customers and reduce future costs of subscription revenues. Ongoing improvements to our cloud infrastructure may be more expensive than we anticipate and may not yield the expected savings in operating costs or the expected performance benefits. In addition, we may be required to re-invest any cost savings achieved from prior cloud infrastructure improvements in future infrastructure projects to maintain the levels of service required by our customers. We may not be able to maintain or achieve cost savings from our investments, which could harm our financial results.

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

Goodwill and identifiable intangible assets represented approximately 24% of our total assets as of December 31, 2019.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We are required to test goodwill and intangible assets for impairment annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value below its book value. Such factors requiring an interim test for impairment include loss of key employees, pending bankruptcy, loss of a significant client, declining sales, significant cost increases, change in management or declining spend in the industry.  If it is determined that there has been an event that may reduce the fair value of our intangible assets, then we would be required to write off all, or a portion, of the balance recorded as intangible assets. Such a write off would reduce earnings during the period of the write off.

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

We face intense competition, and may not be able to compete effectively, which would reduce demand for our products and adversely affect our business, growth, revenues and market share.

The market for our products is intensely and increasingly competitive and subject to rapidly changing technology and evolving standards. In addition, many companies in our target market are offering, or may soon offer, products and services that may compete with our products.

Our current primary competitors generally fall into the following categories:

•	large software companies, including suppliers of traditional business intelligence products that provide one or more capabilities that are competitive with our products, such as Microsoft Corporation, Oracle Corporation, SAP AG and IBM;
•	business analytics software companies, such as Tableau Software, Inc., Qlik Technologies, Looker Data Services, Inc., Sisense, Inc., and Tibco Software, Inc.; and
•	SaaS-based products or cloud-based analytics providers such as salesforce.com, Inc. and Infor, Inc.

We expect competition to increase as other established and emerging companies enter the markets in which we compete, as customer requirements evolve and as new products and technologies are introduced

Many competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, research and development, marketing, distribution, professional services or other resources and greater name recognition than we do. In addition, many competitors have strong relationships with current and potential customers, channel partners and development partners and extensive knowledge of markets in which we compete. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, for example by devoting greater resources to the development, promotion and sale of their products than we do.

Moreover, many of these competitors may bundle their data management and analytics products into larger deals or maintenance renewals, often at significant discounts or at no charge. Increased competition may lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share. We may not be able to compete successfully against current and future competitors, and our business, operating results and financial condition will be harmed if we fail to meet these competitive pressures.

Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of customers. These relationships may limit our ability to sell or certify our products and services through specific distributors, technology providers, database companies and distribution channels and allow competitors to rapidly gain significant market share. These developments could limit our ability to obtain revenue from existing and new customers. If we are unable to compete successfully against competitors, our business, operating results and financial condition would be harmed.

We face intense competition in the business intelligence market which may lead to reduced revenue and loss of market share.

The markets for business intelligence (“BI”) software, analytical applications and information management are highly competitive and subject to rapidly changing technology and evolving standards. In addition, many companies in these markets are offering, or may soon offer, products and services that may compete with our software products.

We face competitors in several broad categories, including BI software, analytical processes, query, search and reporting tools. We compete with large technology corporations that provide one or more capabilities that are competitive with our software products, such as Amazon, IBM, Microsoft, Oracle and SAP AG, and with open source BI vendors, including Pentaho and JasperSoft. Open source software is software that is made widely available by its authors and is licensed “as is” for a nominal fee or, in some cases, at no charge. As the use of open source software becomes more widespread, certain open source technology could become competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products. We also compete, or may increasingly in the future compete, with various independent competitors that are primarily focused on BI products, such as Birst, MicroStrategy, the SAS Institute, Tableau and TIBCO. We expect additional competition as other established and emerging companies or open source vendors enter the BI software market and new products and technologies are introduced. We expect this to be particularly true with respect to our cloud-based initiatives as we and our competitors seek to provide business analytics products based on a software-as-a-service, or SaaS, platform. This is an evolving area of business analytics solutions, and we anticipate competition to increase based on customer demand for these types of products.

Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the BI industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than us. Increased competition may lead to price cuts, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share. We may not be able to compete successfully against current and future competitors, and our business, operating results and financial condition will be harmed if we fail to meet these competitive pressures.

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of our current or potential customers. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our software products through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to sustain maintenance revenues from our installed customer base. If we are unable to compete successfully against current and future competitors, our business, operating results and financial condition would be harmed.

We target a global marketplace and compete in a rapidly evolving and highly competitive industry which makes our future operating results difficult to predict. If we are unable to enhance products or acquire new products that respond to rapidly changing customer requirements, technological developments or evolving industry standards, our long-term revenue growth will be harmed.

We target the global business intelligence, or BI, marketplace, which is an industry characterized by rapid technological innovation, changing customer needs, substantial competition, evolving industry standards and frequent introductions of new products, enhancements and services. Any of these factors can render our existing software products and services obsolete or unmarketable. We believe that our future success will depend in large part on our ability to successfully:

●	support current and future releases of popular hardware, operating systems, computer programming languages, databases and software applications

●	develop new products and product enhancements that achieve market acceptance in a timely manner

●	maintain technological competiveness and meet an expanding range of customer requirements.

 As we encounter increasing competitive pressures, we will likely be required to modify, enhance, reposition or introduce new products and service offerings. We may not be successful in doing so in a timely, cost-effective and appropriately responsive manner, or at all, which may have an adverse effect on our business, quarterly operating results and financial condition. All of these factors make it difficult to predict our future operating results which may impair our ability to manage our business.

Our success is highly dependent on our ability to penetrate the existing market for business analytics software as well as the growth and expansion of that market.

Although the overall market for business analytics software is well-established, the market for business analytics software like ours is relatively new, rapidly evolving and unproven. Our future success will depend in large part on our ability to penetrate the existing market for business analytics software, as well as the continued growth and expansion of what we believe to be an emerging market for analytics solutions that are faster, easier to adopt, easier to use and more focused on self-service capabilities. It is difficult to predict customer adoption and renewal rates, customer demand for our products, the size, growth rate and expansion of these markets, the entry of competitive products or the success of existing competitive products. Our ability to penetrate the existing market and any expansion of the emerging market depends on a number of factors, including the cost, performance and perceived value associated with our products, as well as customers’ willingness to adopt a different approach to data analysis. Furthermore, many potential customers have made significant investments in legacy business analytics software systems and may be unwilling to invest in new software. If we are unable to penetrate the existing market for business analytics software, the emerging market for self-service analytics solutions fails to grow or expand, or either of these markets decreases in size, our business, results of operations and financial condition would be adversely affected.

Our financial results would suffer if the market for BI software does not continue to grow or if we are unable to further penetrate this market.

Resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and governmental restrictions on the collection and use of personal data may impair the further growth of this market, as may other developments. We cannot be sure that this market will continue to grow or, even if it does grow, that customers will purchase our software products or services. We have spent, and intend to keep spending, considerable resources to educate potential customers about BI software in general and our software products and services in particular. However, we cannot be sure that these expenditures will help our software products achieve any additional market acceptance or enable us to attract new customers or new users at existing customers. A reduction in the demand for our software products and services could be caused by, among other things, lack of customer acceptance, weakening economic conditions, competing technologies and services or decreases in software spending. If the market and our market share fail to grow or grow more slowly than we currently expect, our business, operating results and financial condition would be harmed.

A large portion of our revenue is concentrated with a small number of clients.

For the year ended December 31, 2019, three clients represented approximately 34% of our service fee revenue and we currently expect these clients will represent approximately 30% of our service fee revenue during the year ended December 31, 2020, as we add additional clients and acquire companies. Termination, reduction, or delay of our services under a contract could result from factors unrelated to our work product or the progress of the project such as factors related to business or financial conditions of the client, changes in client strategies or the domestic or global economy generally. Termination, reduction or substantial delay of services any significant client, or nonrenewal of any significant client contract, or the nonpayment of a material amount of our service fees by a significant client, could have a material adverse effect upon our business, results of operation and financial condition.

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

In addition, many competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to competitors’ research and development programs. If we fail to maintain adequate research and development resources or compete effectively with the research and development programs of competitors, our business could be harmed. Our ability to grow is also subject to the risk of future disruptive technologies. If new technologies emerge that are able to deliver business intelligence solutions at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.

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

Our independent public accounting firm in their report included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern. Any such adjustment, if necessary, would materially affect the value of our assets.

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

We are subject to governmental laws, regulation and other legal obligations, particularly those related to privacy, data protection and information security, and any actual or perceived failure to comply with such obligations could impair our efforts to maintain and expand our customer base, causing our growth to be limited and harming our business.

We receive, store and process personal information and other data from and about customers in addition to our employees and services providers. Also, in connection with future feature offerings, we may receive, store and process additional types of data, including personally identifiable information, related to end consumers. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission, or FTC, and various state, local and foreign agencies. Our data handling also is subject to contractual obligations and may be deemed to be subject to industry standards, including certain industry standards that we undertake to comply with.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

Any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy, data protection, information security, marketing or consumer communications may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, marketing, consumer communications and information security in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new features and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of data or additional requirements for express or implied consent of our customers, partners or end consumers for the use and disclosure of such information could require us to incur additional costs or modify our platform, possibly in a material manner, which we may be unable to achieve in a commercially reasonable manner or at all, and which could limit our ability to develop new features. If our policies, procedures, or measures relating to privacy, data protection, information security, marketing, or customer communications fail, or are perceived as failing, to comply with laws, regulations, policies, legal obligations or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties and negative publicity and could cause our application providers, customers and partners to lose trust in us, which could materially affect our business, operating results and financial condition.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTC exchange which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

If we fail to remain current in our reporting requirements, we could be removed from the OTC exchange. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC exchange which may have an adverse material effect on our Company.

There is substantial doubt about our ability to continue as a going concern.

Our independent public accounting firm in their report dated December 31, 2019 included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern. Any such adjustment, if necessary, would materially affect the value of our assets.

Because there is a limited market in our common stock, stockholders may have difficulty in selling our common stock and our common stock may be subject to significant price swings.

There is a very limited market for our common stock. Since trading commenced on the OTC exchange, there has been little activity in our common stock and on some days there is no trading in our common stock. Because of the limited market for our common stock, the purchase or sale of a relatively small number of shares may have an exaggerated effect on the market price for our common stock. We cannot assure stockholders that they will be able to sell common stock or, that if they are able to sell their shares, that they will be able to sell the shares in any significant quantity at the quoted price.

We have a substantial number of convertible securities outstanding. The exercise of our outstanding warrants/options and conversion of our outstanding convertible notes can have a dilutive effect on our common stock.

We have a substantial number of convertible securities outstanding. The exercise of our outstanding options and conversion of our outstanding convertible notes and convertible preferred stock can have a dilutive effect on our common stock. As of December 31, 2019, we had (i) outstanding options to purchase 150 million shares of our common stock at a weighted average exercise price of $0.017 per share, (ii) outstanding convertible notes that, upon conversion without regard to any beneficial ownership limitations, would provide note holders with an aggregate of 66 million shares of our common stock; and (iii) outstanding shares of our Series, A, B C, D and E Preferred Stock that, upon conversion without regard to any beneficial ownership limitations or advance conversion notice, would provide the holders with an aggregate of 940 million shares of our common stock. The issuance of shares of common stock upon exercise of outstanding options or conversion of outstanding convertible notes and preferred stock could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

ITEM 2. PROPERTIES

On August 1, 2017, the Company signed a lease for approximately 8,290 square feet at 321 Sixth Street, San Antonio, TX 78215, for $9,800 per month, expiring July 31, 2022. This office space is used by all employees in San Antonio, TX.

As a result of the Company’s acquisition of WebTegrity, we assumed a lease for office space used by the WebTegrity employees, at 14603 Huebner Road, Suite 3402, San Antonio, TX 78230. The lease was executed on March 20, 2017 for a period of 36 months, commencing March 20, 2017, at a rate of $2,750 per month. As of October 15, 2019 this office was vacated and the landlord released WebTegrity from the lease upon securing a new tenant. As of December, 31, 2019, WebTegrity had no liability from this property.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The Company’s common stock trades on the OTC Pink under the symbol “CLWD”. The range of high and low bid prices for each fiscal quarter within the last two fiscal years is set forth below. These high and low bid prices represent prices quoted by broker-dealers on the OTC exchange. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2019	High	Low
First Quarter ended March 31, 2019	$0.020	$0.010
Second Quarter ended June 30, 2019	$0.023	$0.010
Third Quarter ended September 30, 2019	$0.012	$0.003
Fourth Quarter ended December 31, 2019	$0.006	$0.001

Year Ended December 31, 2018	High	Low
First Quarter ended March 31, 2018	$0.040	$0.020
Second Quarter ended June 30, 2018	$0.034	$0.013
Third Quarter ended September 30, 2018	$0.028	$0.011
Fourth Quarter ended December 31, 2018	$0.020	$0.009

The Company is authorized to issue 2,000,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

As of December 31, 2019, there were approximately 2,000 holders of the Company’s common stock, not including shares held in “street name” in brokerage accounts, which are unknown. As of December 31, 2019, there were 419,638,507 shares of common stock outstanding.

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Warrants

During the fiscal year ended December 31, 2019 the Company issued warrants to purchase 10,000,000 shares of the Company’s capital stock. As of December 31, 2018, the Company has no issued or outstanding warrants.

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

On September 18, 2017, we granted non-qualified stock options to purchase up to 1,800,000 shares of our common stock to three key employees, at a price of $0.05 per share. The stock options vest equally over a period of 36 months and expire September 18, 2022. During the quarter ended September 30, 2019, two of the employees who held 1,200,000 options, collectively, left the company and the options were forfeited.

On January 3, 2018, we granted non-qualified stock options to purchase up to 20,000,000 shares of our common stock to a key employees, at a price of $0.04 per share. The stock options vest equally over a period of 36 months and expire January 3, 2023.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2019 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Current Overview

CloudCommerce, Inc. (“CloudCommerce,” “we,” “us,” “our,” or the “Company”) is a leading provider of digital advertising solutions. Our flagship solution, SWARM, analyzes a robust mix of audience data to help businesses find who to talk to, what to say to them, and how to market to them. We do this by applying advanced data science, behavioral science, artificial intelligence, and market research techniques to discover, develop and create custom audiences for highly targeted digital marketing campaigns. CloudCommerce was Ranked Number 235th Fastest Growing Company in North America on Deloitte’s 2019 Technology Fast 500™.

Core Services

Together with its wholly-owned subsidiaries, CloudCommerce can deliver end-to-end marketing solutions through a range of services and capabilities. SWARM implementations can include some or all of these capabilities.

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

Among the significant judgments made by management in the preparation of our financial statements are the following:

Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The adoption of ASC 606 did not have a material impact on the Company’s Consolidated Financial Statements. See footnote 3 for a disclosure of our use of estimates and judgement, as it relates to revenue recognition.

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

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balances of the allowance account at December 31, 2019 and December 31, 2018 were $118,589 and $45,613 respectively.

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement auto renewed for another twelve months. The proceeds from the facility are determined by the amounts we invoice our customers. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in CLWD Operations’ assets, and therefore, we will require such third-party lender’s written consent to obligate CLWD Operations’ further or pledge its assets against additional borrowing facilities. Because of this position, it may be difficult for CLWD Operations to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. As of December 31, 2019, the balance due from this arrangement was $5,228.

On October 19, 2017, Parscale Digital entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $500,000. The proceeds from the facility are determined by the amounts we invoice our customers. The Company evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in the Parscale Digital, and will, therefore, we will require such third-party lender’s written consent to obligate Parscale Digital further or pledge its assets against additional borrowing facilities. Because of this position, it may be difficult for the Company to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. On April 12, 2018, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $250,000, to a total of $750,000. As of December 31, 2019, the balance due from this arrangement was $258,646.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into 12-month agreements wherein amounts due from our customers were pledged to a third-party, in exchange for borrowing facilities in amounts up to a total of $150,000, $150,000 and $600,000, respectively. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of these facilities, the third-party lender has a first priority security interest in the respective entities, and will, therefore, we will require such third-party lender’s written consent to obligate the entities further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the entities to secure additional secured borrowing facilities. The cost of this secured borrowing facilities is 0.056%, 0.056% and 0.049%, respectively, of the daily balance. As of December 31, 2019, the combined balance due from these arrangements was $213,088

Impairment of Long-Lived Assets

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2019 and determined that the fair value of the intangible assets and goodwill of Parscale Creative and Parscale Media did exceed the respective carrying values. Therefore, an impairment of indefinite lived intangibles and goodwill was recognized.

The impairment test conducted by the Company includes an assessment of whether events occurred that may have resulted in impairment of goodwill and intangible assets. Because it was determined that events had occurred which effected the fair value of goodwill and intangible assets, the Company conducted the two-step approach to determine the fair value and required adjustment. The steps are as follows:

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

In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2019 and determined there was impairment of indefinite lived intangibles and goodwill from our Parscale Media and Parscale Creative acquisitions. Accordingly, all intangible assets and goodwill related to the Parscale Media and Parscale Creative acquisitions have been written off, amounting to $744,444 for Parscale Media and $6,016,323 for Parscale Creative. This amount reduced the consolidated balances of Parscale Digital, as outlined below. This amount is included in Operating Expenses on the Income Statement, for the year ended December 31, 2019. An impairment assessment was also conducted during the year ended December 31, 2019 related to the WebTegrity acquisition and determined that no impairment of intangible assets or goodwill was necessary.

Goodwill and Intangible assets are comprised of the following, presented as net of amortization:

	December 31, 2019
	Parscale Digital	WebTegrity	CloudCommerce	Total
Customer list	—	71,606	—	71,606
Non-compete agreement	—	—	—	—
Domain name and trademark	—	—	27,271	27,271
Brand name	—	130,000	—	130,000
Goodwill	—	430,000	—	430,000
Total	—	631,606	27,271	658,877

	December 31, 2018
	Parscale Digital [1]	WebTegrity	CloudCommerce	Total
Customer list	1,327,879	157,534	—	1,485,413
Non-compete agreement	147,778	—	—	147,778
Domain name and trademark	—	—	27,960	27,960
Brand name	2,030,000	130,000	—	2,160,000
Goodwill	4,145,000	430,000	—	4,575,000
Total	7,650,657	717,534	27,960	8,396,151

[1]	Includes the goodwill and intangible assets of Parscale Media.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2019, and 2018, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Off-Balance Sheet Arrangements

 Our significant off-balance sheet transactions include commitments associated with non-cancelable operating leases, which includes office leases for the Company in San Antonio, TX. See footnote 14 for disclosure of operating leases.

Recent Accounting Pronouncements

Management reviewed accounting pronouncements issued during the year ended December 31, 2019, and the following pronouncements were adopted during the period.

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

ASU 2014-09 supersedes existing guidance on revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires a number of disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The Company adopted the new standard effective January 1, 2018 using the modified retrospective method applied to those contracts that were not completed or substantially completed as of January 1, 2018. The timing and measurement of revenue recognition under the new standard is not materially different than under the old standard. The adoption of the new standard had an immaterial impact on the Company’s Consolidated Financial Statements.

Management is reviewing the following accounting pronouncements and evaluating the impact of the adoption.

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

Results of Operations for the Year Ended December 31, 2019, compared to the Year Ended December 31, 2018.

REVENUE

Total revenue for the year ended December 31, 2019 decreased by $2,510,365 to $9,246,463, compared to $11,756,828 for the year ended December 31, 2018.  The decrease was primarily due to a reduction in revenue from a related party, partially offset by revenue increases from third parties. The Company expects to continue to see a reduction in revenue from this related party.

The Company did not change pricing methodology or structure, so all decreases in revenue were due to decreases in volume.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the year ended December 31, 2019 decreased by $1,781,371 to $4,245,033, compared to $6,026,404 for the year ended December 31, 2018.  The decrease was primarily due to a reduction of salary and paid time off expenses. Beginning January 1, 2019, the Company established a new paid time off policy, by which the company eliminated all accrued paid time off, reducing prior year balances to zero.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

SG&A expenses for the year ended December 31, 2019 decreased by $962,557 to $6,274,096 compared to $7,236,653 for the year ended December 31, 2018. The decrease was primarily due to a decrease in operating expenses, travel, and payroll taxes.

LOSS ON IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

Loss on impairment of goodwill and intangible assets for the year ended December 31, 2019 increased by $6,760,767 to $6,760,767, compared to zero for the year ended December 31, 2018. The increase was due to the impairment and write off of the goodwill and intangible assets from the Parscale Creative and Parscale Media acquisitions.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the year ended December 31, 2019 increased by $2,210 to $1,019,472, compared to $1,017,262 for the year ended December 31, 2018. The increase was primarily due to the purchase of additional fixed assets.

OTHER INCOME AND EXPENSE

Total net other expense for the year ended December 31, 2019 increased by $723,954 to net other expense of $1,070,476 compared to net other expense of $346,522 for the year ended December 31, 2018. The increase in net other expense was primarily due to the utilization of a secured borrowing arrangement, and the implementation of derivative accounting, both resulting in higher interest expense. As our convertible notes became convertible, the Company added derivative liabilities to the balance sheet, and mark-to-market and discount amortization adjustments to the income statement. Those mark-to-market and amortization adjustments are included in other expense.

NET LOSS

The net loss for the year ended December 31, 2019 was $10,123,380, compared to the net loss of $2,870,013 for the year ended December 31, 2018.  The increase in net loss for the period was primarily due to decreases in related party revenue and increases in interest expense and impairment losses, partially offset by decreases in salaries and outside services.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($5,935,500) at December 31, 2019 compared to a net working capital deficit of ($4,146,991) at fiscal year ended December 31, 2018.

Cash flow provided by operating activities was $133,886 for the year ended December 31, 2019, compared to cash flow used in operating activities of $344,407 for the year ended December 31, 2018. The increase in cash flow provided by operating activities of $478,293 was primarily due to increases in deferred income, and non-cash adjustments such as impairment losses, depreciation and derivative liability.

Cash flow used in investing activities was $2,104 for the year ended December 31, 2019, compared to cash flow used in investing activities of $52,072 for the year ended December 31, 2018.  The decrease in cash flow used in investing activities of $49,968 was primarily due to a reduction in the purchase of computers, partially offset by the reduction of fixed asset disposals.

Cash flow provided by financing activities was $571,234 for the year ended December 31, 2019, compared to cash flow provided by financing activities of $240,470 for the year ended December 31, 2018.  The increase in cash flow provided by financing activities of $330,764 was due to additional borrowings, partially offset by payments on a term loan.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the years ended December 31, 2019 and 2018 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, additional cash infusion. Management believes the existing shareholders, the prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF CLOUDCOMMERCE, INC.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of CloudCommerce, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CloudCommerce, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, TX

April 16, 2020

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash	$819,328	$116,312
Accounts receivable, net	854,650	923,703
Accounts receivable, net - related party	2,876	78,753
Costs in excess of billings	21,606	99,017
Prepaid and other current Assets	26,849	74,284
TOTAL CURRENT ASSETS	1,725,309	1,292,069

PROPERTY & EQUIPMENT, net	91,422	138,739
RIGHT-OF-USE ASSETS	266,758	—

OTHER ASSETS
Lease deposit	9,800	13,800
Goodwill and other intangible assets, net	658,877	8,396,151
TOTAL OTHER ASSETS	668,677	8,409,951

TOTAL ASSETS	$2,752,166	$9,840,759

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,868,329	$1,619,115
Accounts payable, related party	41,738	—
Accrued expenses	569,168	766,160
Operating lease liability	266,758	—
Lines of credit	476,962	417,618
Deferred revenue and customer deposit	2,080,762	1,081,570
Convertible notes and interest payable, current, net	468,145	225,089
Derivative Liability	342,850	—
Finance lease obligation, current	20,654	34,038
Notes payable	506,919	375,000
Notes payable, related parties	1,018,524	920,470
TOTAL CURRENT LIABILITIES	7,660,809	5,439,060

LONG TERM LIABILITIES
Finance lease obligation, long term	—	20,654
Accrued expenses, long term	199,403	203,603
TOTAL LONG TERM LIABILITIES	199,403	224,257

TOTAL LIABILITIES	7,860,212	5,663,317
COMMITMENTS AND CONTINGENCIES (see Note 14)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value;
5,000,000 Authorized shares:
Series A Preferred stock; 10,000 authorized, 10,000 shares issued and
outstanding;	10	10
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and
outstanding;	18	18
Series C Preferred Stock; 25,000 authorized, 14,425 shares issued and
outstanding;	14	14
Series D Preferred Stock; 90,000 authorized, 90,000 shares issued and
outstanding;	90	90
Series E Preferred stock; 10,000 authorized, 10,000 shares issued and
outstanding;	10	10
Series F Preferred stock; 800,000 authorized, zero shares issued and
outstanding;	—	—
Common stock, $0.001 par value;
2,000,000,000 authorized shares; 419,638,507 and 137,512,588 shares
issued and outstanding, respectively	419,648	137,513
Additional paid in capital	30,088,492	29,532,735
Accumulated deficit	(35,616,328)	(25,492,948)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(5,108,046)	4,177,442

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,752,166	$9,840,759

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended
	December 31, 2019	December 31, 2018

REVENUE	$8,978,888	$9,551,405
REVENUE - related party	267,575	2,205,423
TOTAL REVENUE	9,246,463	11,756,828

OPERATING EXPENSES
Salaries and outside services	4,245,033	6,026,404
Selling, general and administrative expenses	6,274,096	7,236,653
Loss on impairment of Goodwill and Intangible Assets	6,760,767	—
Depreciation and amortization	1,019,472	1,017,262

TOTAL OPERATING EXPENSES	18,299,368	14,280,319

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(9,052,905)	(2,523,491)

OTHER INCOME (EXPENSE)
Other income/(expense)	—	330
Loss on sale of fixed assets	(6,452)	(24,442)
Gain (loss) on extinguishment of debt	6,076	—
Gain (loss) on changes in derivative liability	(56,923)
Interest expense	(1,013,176)	(322,410)

TOTAL OTHER INCOME (EXPENSE)	(1,070,475)	(346,522)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(10,123,380)	(2,870,013)

PROVISION (BENEFIT) FOR INCOME TAXES	—	—

NET LOSS	(10,123,380)	(2,870,013)

PREFERRED DIVIDENDS	163,000	257,440

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(10,286,380)	$(3,127,453)

NET LOSS PER SHARE
BASIC	$(0.06)	$(0.02)
DILUTED	$(0.06)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	166,055,556	134,823,940
DILUTED	166,055,556	134,823,940

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	142,450	$142	130,252,778	$130,252	$29,094,147	$(22,622,935)	$6,601,606

Conversion of convertible note	—	—	6,026,301	6,027	18,080	—	24,107

Dividend on Series A Preferred stock ($8.00 per share)	—	—	—	—	(80,000)	—	(80,000)

Dividend on Series D Preferred stock ($1.97 per share)	—	—	—	—	(177,440)	—	(177,440)

Stock based compensation	—	—	—	—	479,182	—	479,182

Stock option exercise	—	—	1,233,509	1,234	(1,234)	—	—

Beneficial conversion feature	—	—	—	—	200,000	—	200,000

Net loss	—	—	—	—	—	(2,870,013)	(2,870,013)

Balance, December 31, 2018	142,450	$142	137,512,588	$137,513	$29,532,735	$(25,492,948)	$4,177,442

Conversion of convertible note	—	—	282,134,319	282,135	39,130	—	321,265

Share Relinquishment	—	—	(8,400)		—	—	—

Series A preferred stock dividend declared ($8.00 per share)	—	—	—	—	(80,000)	—	(80,000)

Series D preferred stock dividend declared ($0.92 per share)	—	—	—	—	(83,000)	—	(83,000)

Stock based compensation	—	—	—	—	324,959	—	324,959

Warrant issuance	—	—	—	—	67,000	—	67,000

Discount on note	—	—	—	—	287,668	—	287,668

Net loss	—	—	—	—	—	(10,123,380)	(10,123,380)

Balance, December 31, 2019	142,450	$142	419,638,507	$419,648	$30,088,492	$(35,616,328)	$(5,108,046)

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,123,380)	$(2,870,013)
Adjustment to reconcile net loss to net cash
(used in) operating activities
Bad debt expense	114,748	262,571
Depreciation and amortization	1,019,472	1,017,262
Loss on sale of fixed assets	6,452	24,442
Loss on impairment of goodwill & intangibles	6,760,767	—
Non-cash compensation expense	391,959	479,182
Amortization of Beneficial Conversion Feature	60,274	139,726
(Gain)/loss on derivative liability valuation	56,923
Derivative expense	493,700	—
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	30,182	(651,581)
Prepaid expenses and other assets	47,435	(35,116)
Costs in excess of billings	77,411	(99,017)
Lease deposit	4,000	(500)
Accounts payable	290,952	614,912
Accrued expenses	(96,201)	308,460
Change in lease obligation	—	4,199
Customer Deposits	1,326,904	77,927
Deferred income	(327,712)	383,139
Deferred taxes	—	—

NET CASH PROVIDED BY / (USED) IN OPERATING ACTIVITIES	133,886	(344,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(2,104)	(54,650)
Proceeds from the sale of fixed assets	—	2,578

NET CASH (USED) IN INVESTING ACTIVITIES	(2,104)	(52,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligation	(34,038)	(36,582)
Payment of dividend	(24,142)	(109,478)
Conversion of Debt for Equity	—	—
Proceeds on line of credit, net	(97,005)	(57,850)
Proceeds from issuance of notes, related party	53,500	206,000
Proceeds from issuance of notes payable	541,000	950,000
Principal payments on term loan	(493,081)	(375,000)
Principal payments on debt, related party	—	(336,620)
Proceeds from issuance of term loan	625,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	571,234	240,470

NET INCREASE / (DECREASE) IN CASH	703,016	(156,009)

CASH, BEGINNING OF PERIOD	116,312	272,321

CASH, END OF PERIOD	$819,328	$116,312

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$123,223	$64,764
Taxes paid	$—	$17,545

Non-cash financing activities:
Conversion of notes payable to common stock	$321,265	$24,106
Change in deferred tax estimate	$—	$1,021,566
Beneficial conversion feature	$—	$200,000
Exchange of accounts receivable for notes payable	$—	$662,534
Cashless exercise of stock options	$—	$1,234
Acquisition of Parscale Media for notes payable	$—	$1,000,000
Derivative settlement	$287,668	$—
Right of use assets	$398,506	$—
Derivative discount	$467,019	$—

The accompanying notes are an integral part of these consolidated financial statements.

1.	ORGANIZATION AND LINE OF BUSINESS

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

Data Propria – Data Analytics

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

Parscale Digital – Digital Marketing

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

Giles Design Bureau – Branding and Creative Services

We approach branding from a “big picture” perspective, establishing a strong identity and then building on that to develop a comprehensive branding program that tells our customer’s story, articulates what sets our customer apart from their competitors and establishes our customer in their market.

WebTegrity – Development and Managed Infrastructure Support

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  As of December 31, 2019, the Company had negative working capital of $5,935,500 and has historically reported net losses, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its lenders and shareholders since its inception through December 31, 2019. It is management’s plan to generate additional working capital from increasing sales from the Company’s service offerings, in addition to acquiring profitable service providers.

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

The Consolidated Financial Statements include the Company and its wholly owned subsidiaries CLWD Operations, Inc (“CLWD Operations”), formerly Indaba Group, Inc, a Delaware corporation, Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), WebTegrity, Inc., a Texas corporation, Data Propria, Inc., a Nevada corporation, and Giles Design Bureau, Inc., a Nevada corporation. All significant inter-company transactions are eliminated in consolidation of the financial statements.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at December 31, 2019 and December 31, 2018 are $118,589 and $45,613, respectively. During the years ended December 31, 2019 and December 31, 2018, we included $114,748 and $262,571, respectively, in expense related to balances that were written off as bad debt.

On November 30, 2016, the Company entered into an agreement whereby accounts receivable amounts due from our customers to CLWD Operations were pledged to a third party. Under the terms of the agreement, the Company may receive advances in amounts up to $400,000, based on the amounts we invoice our customers, for a period of one year. Because the Company maintains the collectability risk of all outstanding balances, we record the customer balances at fair value in accounts receivable, including an allowance for any balances at risk of collectability, and the amount due to the third party as a liability. On March 23, 2017, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $100,000, to a total of $500,000. As of December 31, 2019, the balance due from this arrangement was $5,228.

On October 19, 2017, the Company entered into an agreement whereby accounts receivable amounts due from our customers to Parscale Digital were pledged to a third party. Under the terms of the agreement, the Company may receive advances in amounts up to $500,000, based on the amounts we invoice our customers, for a period of one year. Because the Company maintains the collectability risk of all outstanding balances, we record the customer balances at fair value in accounts receivable, including an allowance for any balances at risk of collectability, and the amount due to the third party as a liability. On April 12, 2018, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $250,000, to a total of $750,000. As of December 31, 2019, the balance due from this arrangement was $258,646.

On August 2, 2018, the Company entered into agreements whereby accounts receivable amounts due from our customers to Giles Design Bureau, WebTegrity and Data Propria were pledged to a third party. Under the terms of the agreements, the Company may receive advances in amounts up to $150,000, $150,000 and $600,000, respectively, based on the amounts we invoice our customers, for a period of one year. Because the Company maintains the collectability risk of all outstanding balances, we record the customer balances at fair value in accounts receivable, including an allowance for any balances at risk of collectability, and the amount due to the third party as a liability. As of December 31, 2019, the balance due from these arrangements was $213,088.

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

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of the income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations includes digital advertising revenue. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 606, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work in an asset in costs in excess of billings. The terms of services contracts generally are for periods of less than one year. The deferred revenue and customer deposits as of December 31, 2019 and 2018 was $2,080,762 and $1,081,570, respectively. The costs in excess of billings as of December 31, 2019 and 2018 was $21,606 and $99,017, respectively. See footnote 3 for a disclosure of our use of estimates and judgement, as it relates to revenue recognition.

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

Included in revenue are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, furniture, supplies, and the largest component, digital advertising. We have determined, based on our review, that the amounts classified as reimbursable costs should be recorded as gross, due to the following factors:

•	The Company is primarily in control of the inputs of the project and responsible for the completion of the client contract;
•	We have latitude in establishing price; and
•	We have discretion in supplier selection.

During the years ended December 31, 2019 and December 31, 2018, we included $3,344,978 and $3,870,291, respectively, in revenue, related to reimbursable costs.

The Company records revenue into the following five categories:

•	Data Sciences – Includes polling, research, modeling, data fees, consulting and reporting.
•	Design – Includes branding, photography, copyrighting, printing, signs and interior design.
•	Development – Includes website coding.
•	Digital Advertising – Includes ad spend, SEO management and digital ad support.
•	Other – Includes domain name management, account management, email marketing, web hosting, email hosting, client training, reimbursed expenses and partner commissions.
41

For the years ended December 31, 2019 and December 31, 2018, revenue was disaggregated into the five categories as follows:

	Year ended December 31, 2019			Year ended December 31, 2018
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Data Sciences	$1,150,706	$14,400	$1,165,106	$886,600	$51,100	$937,700
Design	2,031,974	624	2,032,598	1,840,975	393,962	2,234,937
Development	1,425,757	46,332	1,472,089	1,519,337	154,048	1,673,385
Digital Advertising	3,650,491	179,640	3,830,131	4,938,067	1,289,016	6,227,083
Other	719,960	26,579	746,539	366,426	317,297	683,723
Total	$8,978,888	$267,575	$9,246,463	$9,551,405	$2,205,423	$11,756,828

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were zero for the years ended December 31, 2019 and December 31, 2018.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $4,797 and $35,758, for the years ended December 31, 2019 and December 31, 2018, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2019 and December 31, 2018, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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
42

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2019 and 2018:

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

Liabilities
Derivative liability	$—	$—	$342,850	$342,850
Total liabilities measured at fair value	$—	$—	$342,850	$342,850

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

Liabilities
Derivative liability	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

		As of December 31,
	Years	2019	2018
Equipment	5-7	$163,750	$169,668
Office furniture	7	23,569	27,964
Leasehold improvements	Length of lease	—	—
Less accumulated depreciation and amortization		(95,897)	(58,893)
Net property and equipment		$91,422	$138,739

The following table discloses fixed asset transactions and recordings during the years ended December 31, 2019 and December 31, 2018:

	Year ended December 31, 2019	Year ended December 31, 2018
Depreciation expense	$42,968	$41,656
Gain/(loss) on disposals	(6,452)	(24,442)
Cash paid for fixed asset additions	$2,104	$54,650

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset would be written down to fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold, including quoted market prices, if available, or the present value of the estimated future cash flows based on reasonable and supportable assumptions. During the year ended December 31, 2019, management reviewed the intangible assets and goodwill of WebTegrity and Parscale Digital, and determined that there were indications of impairment of both WebTegrity and Parscale Digital.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2019 and determined the fair value of each intangible asset and goodwill did not exceed the respective carrying values. Therefore, an impairment of indefinite lived intangibles and goodwill was recognized.

The impairment test conducted by the Company includes an assessment of whether events occurred that may have resulted in impairment of goodwill and intangible assets. Because it was determined that events had occurred which effected the fair value of goodwill and intangible assets, the Company conducted the two-step approach to determine the fair value and required adjustment. The steps are as follows:

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

In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2019 and determined there was impairment of indefinite lived intangibles and goodwill from our Parscale Media and Parscale Creative acquisitions. Accordingly, all intangible assets and goodwill related to the Parscale Media and Parscale Creative acquisitions have been written off, amounting to $744,444 for Parscale Media and $6,016,323 for Parscale Creative. This amount reduced the consolidated balances of Parscale Digital, as outlined below. This amount is included in Operating Expenses on the Income Statement, for the year ended December 31, 2019. An impairment assessment was also conducted during the year ended December 31, 2019 related to the WebTegrity acquisition and determined that no impairment of intangible assets or goodwill was necessary.

Goodwill and Intangible assets are comprised of the following, presented as net of amortization:

	December 31, 2019
	Parscale Digital	WebTegrity	CloudCommerce	Total
Customer list	—	71,606	—	71,606
Non-compete agreement	—	—	—	—
Domain name and trademark	—	—	27,271	27,271
Brand name	—	130,000	—	130,000
Goodwill	—	430,000	—	430,000
Total	—	631,606	27,271	658,877

	December 31, 2018
	Parscale Digital [1]	WebTegrity	CloudCommerce	Total
Customer list	1,327,879	157,534	—	1,485,413
Non-compete agreement	147,778	—	—	147,778
Domain name and trademark	—	—	27,960	27,960
Brand name	2,030,000	130,000	—	2,160,000
Goodwill	4,145,000	430,000	—	4,575,000
Total	7,650,657	717,534	27,960	8,396,151

[1]	Includes the goodwill and intangible assets of Parscale Media.

Concentrations of Business and Credit Risk

The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk. The Company typically offers its customers credit terms. The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral. In the event of nonpayment, the Company has the ability to terminate services. As of December 31, 2019, the Company held cash and cash equivalents in the amount of $819,328, which was held in the operating bank accounts. Of this amount, $762,742 was held in one account, in amounts exceeding the FDIC insured limit of $250,000. For further discussion on concentrations see footnote 14.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the year ended December 31, 2019, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2019 based on the grant date fair value estimated. Stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2019 is based on awards ultimately expected to vest or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the year ended December 31, 2019 and 2018 were $391,959 and $479,182, respectively.

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

For the year ended December 31, 2019, the Company has excluded 150,275,799 shares of common stock underlying options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 90,000 Series D Preferred shares convertible into 225,000,000 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock and 66,144,941 shares of common stock underlying $543,464 in convertible notes, because their impact on the loss per share is anti-dilutive.

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

Accounting for Derivatives

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average series Binomial lattice formula pricing models to value the derivative instruments at inception and on subsequent valuation dates.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recently Adopted Accounting Pronouncements

Management reviewed accounting pronouncements issued during the year ended December 31, 2019, and the following pronouncements were adopted during the period.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees recognize a right-of-use asset and a lease liability for all of their leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases must be classified as either operating or finance. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will result in a front-loaded pattern, similar to current capital leases. We adopted Topic 842 effective January 1, 2019 and elected certain available transitional practical expedients. This adoption resulted in right-of-use assets, in the amount of $266,758 and operating lease liability, in the amount of $266,758, to be added to the December 31, 2019 balance sheet. These additions are the result of an office lease in San Antonio. In the prior year, the Company disclosed capital lease obligations, which has been changed to finance lease obligation in the current year, as a result of this adoption. The finance lease obligation totaled $20,654 as of December 31, 2019.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized. For the year ended December 31, 2019, we used the federal tax rate of 21% in our determination of the deferred tax assets and liabilities balances.

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

3.       REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The adoption of ASC 606 did not have a material impact on the Company’s Consolidated Financial Statements.

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

During the year ended December 31, 2019 and 2018, we included $3,344,978 and $5,385,924 respectively, in revenue, related to reimbursable costs. The deferred revenue and customer deposits as of December 31, 2019 and December 31, 2018 were $2,080,762 and $1,081,570, respectively

For the year ended December 31, 2019 and 2018, revenue was disaggregated into the five categories as follows:

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Data Sciences	$1,150,706	$14,400	$1,165,106	$886,600	$51,100	$937,700
Design	2,031,974	624	2,032,598	1,840,975	393,962	2,234,937
Development	1,425,757	46,332	1,472,089	1,519,337	154,048	1,673,385
Digital Advertising	3,650,491	179,640	3,830,131	4,938,067	1,289,016	6,227,083
Other	719,960	26,579	746,539	366,426	317,297	683,723
Total	$8,978,888	$267,575	$9,246,463	$9,551,405	$2,205,423	$11,756,828

4.    LIQUIDITY AND OPERATIONS

The Company had net loss of $10,123,380 for the year ended December 31, 2019, and $2,870,013 for the year ended December 31, 2018, and net cash provided by operating activities of $133,886 and used in operating activities of $344,407, in the same periods, respectively.

As of December 31, 2019, the Company had a short-term borrowing relationship with three lenders. The lenders provided short-term and long-term financing under a secured borrowing arrangement, using our accounts receivable as collateral, disclosed in footnote 7, as well as convertible notes disclosed in footnote 8. As of December 31, 2019, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

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

5. BUSINESS ACQUISITIONS

Parscale Creative, Inc.

On August 1, 2017, the Company completed the acquisition of Parscale Creative, Inc., a Nevada corporation (“Parscale Creative”). As of that date, the Company’s wholly owned operating subsidiary, Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), merged with Parscale Creative, and the name of the combined subsidiary was changed to Parscale Digital. The total purchase price of $7,945,000, was paid in the form of the issuance of ninety thousand (90,000) shares of the Company's Series D Convertible Preferred Stock, at a liquidation preference of one hundred dollars ($100) per share, plus dividend payments based on 5% of adjusted revenue of Parscale Digital. Adjusted revenue is defined as total revenue, minus digital marketing media buys. Based on the growth of the Parscale Digital, the actual amount of the dividend payments is estimated to be in the range of $850,000 and $1,300,000, over 36 months, if we achieve 0.5% to 3% monthly adjusted revenue growth. The dividend payments are recorded as a reduction to additional paid in capital. During the year ended December 31, 2019, we did not pay any dividend related to the Series D Convertible Preferred stock, and as of December 31, 2019, the accrued balance of the Series D Preferred dividend payable was $210,961. As of the date of closing, Brad Parscale, the 100% owner of Parscale Creative, was appointed to the Company’s Board of Directors. On December 10, 2019, Mr. Parscale resigned from the Company’s Board of Directors. The Company assumed net liabilities of $535,000, related to this acquisition.

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

During the year ended December 31, 2019, we determined that the goodwill and intangibles related to the Parscale Creative acquisition were impaired. Therefore, all remaining indefinite and finite-lived intangibles, and goodwill were written off. The amount of the write off, included in operating expenses was $6,016,323.

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

During the year ended December 31, 2019, we determined that the goodwill and intangibles related to the Parscale Media acquisition were impaired. Therefore, all remaining indefinite and finite-lived intangibles, and goodwill were written off. The amount of the write off, included in operating expenses was $744,444.

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

6.       INTANGIBLE ASSETS

The Company conducted an impairment analysis for the year ended December 31, 2019 and determined that based on qualitative factors that impairment was necessary for the intangible assets or goodwill of Parscale Media.

Domain Name

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202, which will be used as the main landing page for the Company. The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet. As of December 31, 2019, we have determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

Trademark

On September 22, 2015, the Company purchased the trademark rights to “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000. The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet. The trademark expires in 2020 and may be renewed for an additional

10 years. As of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense. For the year ended December 31, 2019 and 2018, the Company included $690 and $690, respectively, in depreciation and amortization expense related to this trademark. As of December 31, 2019, the balance on this intangible asset was $7,069.

Non-Compete Agreements

In connection with the Company’s August 1, 2017, acquisition of Parscale Creative Brad Parscale agreed to certain non-compete provisions, for a period of three years. The Company has placed a value on this non-compete agreement at $280,000, amortized over a period of 36 months. For the year ended December 31, 2019 and 2018 we have included $93,333 and $93,333 in amortization expense related to this non-compete agreement. During our annual impairment analysis, it was determined that the intangible assets of Parscale Creative were impaired. Therefore, as of December 31, 2019, the remaining balance of this intangible asset of $54,444 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of December 31, 2019, the balance on this intangible asset was zero.

Customer List

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the customer list acquired at $2,090,000, with a useful life of 3 years. For the year ended December 31, 2019 and 2018 we included $663,222 and $671,583 in depreciation and amortization expense related to the customer list. During our annual impairment analysis, it was determined that the intangible assets of Parscale Creative were impaired. Therefore, as of December 31, 2019, the remaining balance of this intangible asset of $386,879 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of December 31, 2019, the balance on this intangible asset was zero.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the customer list acquired at $280,000, with a useful life of 3 years. For the year ended December 31, 2019 and 2018, we included $85,927 and $87,779 in depreciation and amortization expense related to the customer list, and as of December 31, 2019, the remaining balance of this intangible asset was $71,606.

On February 1, 2018, the Company acquired Parscale Media, and have calculated the value of the customer list acquired at $400,000, with a useful life of 3 years. For the year ended December 31, 2019 and 2018, we included $133,333 and $122,222 in depreciation and amortization expense related to the customer list. During our annual impairment analysis, it was determined that the intangible assets of Parscale Media were impaired. Therefore, as of December 31, 2019, the remaining balance of this intangible asset of $144,445 was written off and included in loss on impairment of goodwill and intangible assets on the income statement.

Brand Name

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the brand name at $130,000, which is included in other assets on the balance sheet. As of December 31, 2019, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life. In evaluating whether this brand had an indefinite useful life, the Company considered the following criteria:

o	Expected use – We expected to retain the name and brand, leveraging the good reputation and client following. Within the WordPress industry, the WebTegrity name was well known, and the founder of the company has been asked to speak at various conferences.
o	Expected useful life of related group – The WebTegrity name does not relate to another intangible asset or group of intangible assets. Therefore, this criterion was not considered.
o	Limits to useful life – There was no legal, regulatory, or contractual limitation to this intangible asset’s life.
o	Historical experience – This asset does not require an extension or renewal, in order for it to remain on our balance sheet.
o	Effects of other factors – We did consider this criterion in determining useful life, especially since WebTegrity was in a highly competitive industry, mostly relying on the WordPress
54

platform. Was there a chance of obsolescence or decline due to competition. In addition, we concluded that there was not a chance of obsolescence or decline due to competition. Even though there is much competition, WebTegrity produced a quality product with a great team, resulting in long term clients.

o	Maintenance required – There is no maintenance expenditure to obtain future cash flows. Therefore, this criterion was not taken into consideration.

On August 1, 2017 and February 1, 2018, the Company acquired Parscale Creative and Parscale Media, respectively, and have calculated the value of the Parscale Creative brand name at $1,930,000 and the brand name of Parscale Media at $100,000, which is included in other assets on the balance sheet. During our annual impairment analysis it was determined that the intangible assets of Parscale Creative and Parscale Media were impaired. Therefore, as of December 31, 2019, the balance of these intangible asset of $1,930,000 and $100,000, respectively, were written off and included in loss on impairment of goodwill and intangible assets on the income statement.

Goodwill

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the goodwill at $3,645,000, which is included in other assets on the balance sheet. During our annual impairment analysis, it was determined that the intangible goodwill of Parscale Creative was impaired. Therefore, as of December 31, 2019, the balance of goodwill of $3,645,000 was written off and included in loss on impairment of goodwill and intangible assets on the income statement..

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the goodwill at $430,000, which is included in other assets on the balance sheet. The Company will assess this intangible asset for impairment, if an event occurs that may affect the fair value, or at least annually.

On February 1, 2018, the Company acquired Parscale Media, and have calculated the value of the goodwill at $500,000, which is included in other assets on the balance sheet. During our annual impairment analysis it was determined that the intangible goodwill of Parscale Media was impaired. Therefore, as of December 31, 2019, the balance of goodwill of $500,000 was written off and included in loss on impairment of goodwill and intangible assets on the income statement.

The Company’s intangible assets consist of the following:

	December 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	280,000	(208,394)	71,606	2,770,000	(1,284,587)	1,485,413
Non-compete agreement	—	—	—	280,000	(132,222)	147,778
Domain name and trademark	30,201	(2,930)	27,271	30,201	(2,241)	27,960
Brand name	130,000	—	130,000	2,160,000	—	2,160,000
Goodwill	430,000	—	430,000	4,575,000	—	4,575,000
Total	870,201	(211,324)	658,877	9,815,201	(1,419,050)	8,396,151

Total amortization expense charged to operations for the year ended December 31, 2019, and 2018 were $976,504 and $975,606, respectively. The following table of remaining amortization of finite life intangible assets, for the years ended December 31, includes the intangible assets acquired, in addition to the CloudCommerce trademark:

55

2020	$72,296
2021	690
2022	690
2023	690
Thereafter	4,310
Total	$78,676

7. CREDIT FACILITIES

Lines of Credit

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement auto renewed for another twelve months. The proceeds from the facility are determined by the amounts we invoice our customers. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in CLWD Operations, and therefore, we will require such third-party lender’s written consent to obligate CLWD Operations further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for CLWD Operations to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the year ended December 31, 2019 and 2018, the Company included $650 and $16,012 respectively, in interest expense, related to this secured borrowing facility, and as of December 31, 2019 and December 31, 2018, the outstanding balances were $5,228 and zero, respectively.

On October 19, 2017, Parscale Digital entered into a 12-month agreement with a third party to pledge the rights to amounts due from our customers, in exchange for a borrowing facility in amounts up to a total of $500,000. The agreement was amended on April 12, 2018, which increased the allowable borrowing amount by $250,000, to a maximum of $750,000. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in Parscale Digital, and will, therefore, we will require such third-party lender’s written consent to obligate it further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for Parscale Digital to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the year ended December 31, 2019 and 2018, the Company included $85,291 and $78,566, respectively, in interest expense, related to this secured borrowing facility, and as of December 31, 2019 and December 31, 2018, the outstanding balances were $258,646 and $96,512, respectively.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into 12-month agreements with a third party to pledge the rights to amounts due from our customers, in exchange for borrowing facilities in amounts up to a total of $150,000, $150,000 and $600,000, respectively. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of these facilities, the third-party lender has a first priority security interest in the respective entities, and will, therefore, we will require such third-party lender’s written consent to obligate the entities further or pledge their assets against additional borrowing facilities. Because of this position, it may be difficult for the entities to secure additional secured borrowing facilities. The cost of this secured borrowing facilities is 0.056%, 0.056% and 0.049%, respectively, of the daily balance. During the year ended December 31,

2019 and 2018, the Company included $119,809 and $21,276, respectively, in interest expense, related to these secured borrowing facilities, and as of December 31, 2019 and December 31, 2018, the combined outstanding balances were $213,088 and $321,106, respectively.

8.    CONVERTIBLE NOTES PAYABLE

During fiscal year 2019, the Company issued convertible promissory notes with variable conversion prices, as outlined below. The conversion prices for each of the notes is tied to the trading price of the Company’s common stock. Because of the fluctuation in stock price, the Company is required to report derivative gains and losses each quarter, which was included in earnings, and an overall derivative liability balance on the balance sheet, beginning during the quarter ended September 30, 2019. The Company also records a discount related to the convertible notes, which reduces the outstanding balance of the total amount due and presented as a net outstanding balance on the balance sheet. As of December 31, 2019, the balance of the discount was $75,319. The discount is amortized throughout the term of the notes and included in interest expense. For the year ended December 31, 2019, the amount of amortization related to the discount, included in interest expense was $387,124.

On March 25, 2013, the Company issued a convertible promissory note (the “March 2013 Note”) in the amount of up to $100,000, at which time an initial advance of $50,000 was received to cover operational expenses. The lender, a related party, advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004 per share. The March 2013 Note bears interest at a rate of 10% per year and matured on March 25, 2018. The Company is working with the lender to extend the maturity date, and remove the March 2013 Note from default status. On May 23, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. On April 17, 2018, the lender converted $16,000 of the outstanding balance and accrued interest of $8,106 into 6,026,301 shares of common stock. The balance of the March 2013 Note, as of December 31, 2019 was $83,377, which includes $33,377 of accrued interest.

On April 20, 2018, the Company issued a convertible promissory note (the “April 2018 Note”) in the amount of up to $200,000, at which time an initial advance of $200,000 was received to cover operational expenses. The terms of the April 2018 Note, as amended, allow the lender, a related party, to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.01 per share. The April 2018 Note bears interest at a rate of 5% per year and matures on April 20, 2021. During the year ended December 31, 2018, it was determined that the April 2018 Note offered a conversion price which was lower than the market price, and therefore included a beneficial conversion feature. The Company included the amortization of this beneficial conversion feature in interest expense in the amount of $139,726 during the year ended December 31, 2018, and $60,274 during the year ended December 31, 2019. During the year ended December 31, 2019, it was determined that the conversion feature of the April 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the April 2018 Note. The fair value of the April 2018 Notes has been determined by using the Binomial lattice formula from the effective date of the note. During the period ended December 31, 2019, there were no conversions from the April 2018 Note. The balance of the April 2018 Note, as of December 31, 2019, was $216,986, which includes $16,986 of accrued interest.

On January 16, 2019 the Company issued a promissory note (the “January 16, 2019 Note”) in the amount of $103,000 at which time the Company received $100,000, the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The January 16, 2019 Note bears interest at a rate of 10% per year, is payable on January 16, 2020, and is convertible into common stock 180 days after issuance. The conversion price is calculated as a 39% discount off of the average of the two lowest trading prices during the 20 trading days prior to conversion. During the year ended December 31, 2019, the lender converted the entire balance of $103,000, plus $5,150 interest into 44,780,900 shares. Because the Company records the value of convertible notes at fair value, no gain or loss is recorded upon conversion. As of December 31, 2019, the balance of the January 16, 2019 Note was zero.

On January 31, 2019 the Company issued a promissory note (the “January 31, 2019 Note”) in the amount of $53,500 at which time the Company received $50,000, the remaining $3,500 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The January 31, 2019 Note bears interest at a rate of 10% per year, is payable on January 31, 2020, and is convertible into common stock 180 days after issuance. The conversion price is calculated as a 39% discount to the lowest trading prices during the 15 trading days prior to conversion. During the year ended December 31, 2019, the lender converted the entire balance of $53,500, plus $3,165 interest and fee into 56,483,670 shares. Because the Company records the value of convertible notes at fair value, no gain or loss is recorded upon conversion. As of December 31, 2019, the balance of the January 31, 2019 Note was zero.

On February 21, 2019 the Company issued a promissory note (the “February 21, 2019 Note”) in the amount of $53,000 at which time the company received of $50,000, the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The February 21, 2019 Note bears interest at a rate of 10% per year, is payable on February 21, 2020, and is convertible into common stock 180 days after issuance. The conversion price is calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. During the year ended December 31, 2019, the lender converted the entire balance of $53,000, plus $2,650 interest into 62,281,512 shares. Because the Company records the value of convertible notes at fair value, no gain or loss is recorded upon conversion. As of December 31, 2019, the balance of the February 21, 2019 Note was zero.

On April 24, 2019 the Company issued a promissory note (the “April 24, 2019 Note”) in the amount of $43,000 at which time the company received of $43,000, the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The April 24, 2019 Note bears interest at a rate of 10% per year, is payable on April 24, 2020, and is convertible into common stock 180 days after issuance. The conversion price is calculated as a 39% discount off of the average of the two lowest trading prices during the 20 trading days prior to conversion. During the year ended December 31, 2019, the lender converted the entire balance of $43,000, plus $2,150 interest into 53,117,648 shares. Because the Company records the value of convertible notes at fair value, no gain or loss is recorded upon conversion. As of December 31, 2019, the balance of the April 24, 2019 Note was zero.

On May 02, 2019 the Company issued a convertible promissory note (the “May 02, 2019 Note”) in the amount of $48,500 at which time the Company received $45,000, the remaining $3,500 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The May 02, 2019 Note bears interest at a rate of 10% per year, is payable on May 02, 2020, and is convertible into common stock 180 days after issuance. The conversion price is calculated as a 39% discount to the lowest trading price during the 15 trading days prior to conversion. The conversion feature of the May 02, 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the May 02, 2019 Note. The fair value of the May 02, 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the note. During the period ended December 31, 2019, there were no conversions from the May 02, 2019 Note.  The balance of the May 02, 2019 Note, as of December 31, 2019 was $51,729, which includes $3,229 of accrued interest.

On June 10, 2019 the Company issued a promissory note (the “June 10, 2019 Note”) in the amount of $53,000 at which time the company received of $50,000, the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The June 10, 2019 Note bears interest at a rate of 10% per year, is payable on June 10, 2020, and is convertible into common stock 180 days after issuance. The conversion price is calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. During the year ended December 31, 2019, the lender converted the entire balance of $53,000, plus $2,650 interest into 65,470,589 shares. As of December 31, 2019, the balance of the June 10, 2019 Note was zero.

On July 16, 2019 the Company issued a convertible promissory note (the “July 16, 2019 Note”) in the amount of $43,000 at which time the company received of $40,000 the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The July 16, 2019 Note bears interest at a rate of 10% per year, is payable on July 10, 2020, and is convertible into common stock 180 days after issuance. The conversion price is calculated as a 39% discount to the lowest trading price during the 15 trading days prior to conversion. Because the conversion feature of the July 16, 2019 Note was not available to the lender, as of December 31, 2019, the July 16, 2019 Note was not considered a derivative. The Company will include the July 16, 2019 Note in the valuation and accounting for derivatives once the 180 days conversion restriction period expires. During the period ended December 31, 2019, there were no conversions from the July

16, 2019 Note. The balance of the July 16, 2019 Note, as of December 31, 2019 is $44,979 which includes $1,979 of accrued interest.

On September 4, 2019 the Company issued a convertible promissory note (the “September 4, 2019 Note”) in the amount of $53,000 at which time the Company received of $50,000, the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The September 4, 2019 Note bears interest at a rate of 10% per year, is payable on September 4, 2020, and is convertible into common stock 180 days after issuance. The conversion price is calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. Because the conversion feature of the September 4, 2019 Note was not available to the lender, as of December 31, 2019, the September 4, 2019 Note was not considered a derivative. The Company will include the September 4, 2019 Note in the valuation and accounting for derivatives once the 180 days conversion restriction period expires. During the period ended December 31, 2019, there were no conversions from the September 4, 2019 Note. The balance of the September 4, 2019 Note, as of December 31, 2019 is $54,713, which includes $1,713 of accrued interest.

On December 2, 2019 the Company issued a convertible promissory note (the “December 2, 2019 Note”) in the amount of $38,000 at which time the Company received of $35,000, the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The December 2, 2019 Note bears interest at a rate of 10% per year, is payable on December 2, 2020, and is convertible into common stock 180 days after issuance. The conversion price is calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. Because the conversion feature of the December 2, 2019 Note was not available to the lender, as of December 31, 2019, the December 2, 2019 Note was not considered a derivative. The Company will include the December 2, 2019 Note in the valuation and accounting for derivatives once the 180 days conversion restriction period expires. During the period ended December 31, 2019, there were no conversions from the December 2, 2019 Note. The balance of the December 2, 2019 Note, as of December 31, 2019 is $38,302, which includes $302 of accrued interest.

On December 5, 2019 the Company issued a convertible promissory note (the “December 5, 2019 Note”) in the amount of $53,000 at which time the Company received of $50,000, the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The December 5, 2019 Note bears interest at a rate of 10% per year, is payable on December 5, 2020, and is convertible into common stock 180 days after issuance. The conversion price is calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. Because the conversion feature of the December 5, 2019 Note was not available to the lender, as of December 31, 2019, the December 5, 2019 Note was not considered a derivative. The Company will include the December 5, 2019 Note in the valuation and accounting for derivatives once the 180 days conversion restriction period expires. During the period ended December 31, 2019, there were no conversions from the December 5, 2019 Note. The balance of the December 5, 2019 Note, as of December 31, 2019 is $53,378, which includes $378 of accrued interest.

9.    NOTES PAYABLE

Related Party Notes Payable

On August 3, 2017, the Company issued a promissory note (the “August 3, 2017 Note”) in the amount of $25,000, at which time the entire balance of $25,000 was received to cover operational expenses. The August 3, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 3, 2017 Note, as of December 31, 2019 is $28,212, which includes 3,212 of accrued interest.

On August 15, 2017, the Company issued a promissory note (the “August 15, 2017 Note”) in the amount of $34,000, at which time the entire balance of $34,000 was received to cover operational expenses. The August 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 15, 2017 Note, as of December 31, 2019 is $38,252 which includes $4,252 of accrued interest.

On August 28, 2017, the Company issued a promissory note (the “August 28, 2017 Note”) in the amount of $92,000, at which time the entire balance of $92,000 was received to cover operational expenses. The August 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 28, 2017 Note, as of December 31, 2019 is $103,191 which includes $11,191 of accrued interest.

On September 28, 2017, the Company issued a promissory note (the “September 28, 2017 Note”) in the amount of $63,600, at which time the entire balance of $63,600 was received to cover operational expenses. The September 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the September 28, 2017 Note, as of December 31, 2019 is $70,796, which includes $7,196 of accrued interest.

On October 11, 2017, the Company issued a promissory note (the “October 11, 2017 Note”) in the amount of $103,500, at which time the entire balance of $103,500 was received to cover operational expenses. The October 11, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 11, 2017 Note, as of December 31, 2019 is $114,998, which includes $11,498 of accrued interest.

On October 27, 2017, the Company issued a promissory note (the “October 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The October 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 27, 2017 Note, as of December 31, 2019 is $117,544, which includes $11,544 of accrued interest.

On November 15, 2017, the Company issued a promissory note (the “November 15, 2017 Note”) in the amount of $62,000, at which time the entire balance of $62,000 was received to cover operational expenses. The November 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 15, 2017 Note, as of December 31, 2019 is $68,591, which includes $6,591 of accrued interest.

On November 27, 2017, the Company issued a promissory note (the “November 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The November 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 27, 2017 Note, as of December 31, 2019 is $117,094, which includes $11,094 of accrued interest.

On November 30, 2017, the Company issued a promissory note (the “November 30, 2017 Note”) in the amount of $30,000, at which time the entire balance of $30,000 was received to cover operational expenses. The November 30, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 30, 2017 Note, as of December 31, 2019 is $33,127, which includes $3,127 of accrued interest.

On December 15, 2017, the Company issued a promissory note (the “December 15, 2017 Note”) in the amount of $42,000, at which time the entire balance of $42,000 was received to cover operational expenses. The December 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the December 15, 2017 Note, as of December 31, 2019 is $46,269, which includes $4,269 of accrued interest.

On January 3, 2018, the Company issued a promissory note (the “January 3, 2018 Note”) in the amount of $49,000, at which time the entire balance of $49,000 was received to cover operational expenses. The January 3, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 3, 2018 Note, as of December 31, 2019 is $53,880, which includes $4,880 of accrued interest.

On January 30, 2018, the Company issued a promissory note (the “January 30, 2018 Note”) in the amount of $72,000, at which time the entire balance of $72,000 was received to cover operational expenses. The January 30, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 30, 2018 Note, as of December 31, 2019 is $78,904, which includes $6,904 of accrued interest.

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

On February 2, 2018, the Company issued a promissory note (the “February 2, 2018 Note”) in the amount of $85,000, at which time the entire balance of $85,000 was received to cover operational expenses. The February 2, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the February 2, 2018 Note, as of December 31, 2019 is $93,116, which includes $8,116 of accrued interest.

On July 23, 2019, the Company issued a promissory note (the “July 23, 2019 Note”) in the amount of $25,000, at which time the entire balance of $25,000 was received to cover operational expenses. The July 23, 2019 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the July 23, 2019 Note, as of December 31, 2019 is $25,551, which includes $551 of accrued interest.

On August 19, 2019, the Company issued a promissory note (the “August 19, 2019 Note”) in the amount of $10,000, at which time the entire balance of $10,000 was received to cover operational expenses. The August 19, 2019 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 19, 2019 Note, as of December 31, 2019 is $10,182, which includes $182 of accrued interest.

On August 27, 2019, the Company issued a promissory note (the “August 27, 2019 Note”) in the amount of $18,500, at which time the entire balance of $18,500 was received to cover operational expenses. The August 27, 2019 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 27, 2019 Note, as of December 31, 2019 is $18,817, which includes $317 of accrued interest.

As of December 31, 2019, and December 31, 2018, the notes payable due to related parties totaled $1,018,524 and $920,470, respectively.

Third Party Notes Payable

On June 29, 2018, the Company issued a promissory note (the “June 2018 Note”), in the amount of $750,000, at which time the Company received $735,000. The remaining $15,000 was retained by the lender as an origination fee. On February 28, 2019 the promissory note was refinanced, and the balance increased to $1,000,000 (the “February 28, 2019 Note”). As of the date of closing the lender withheld $25,443 from the $375,000 balance increase as an origination fee, netting $349,557 to the Company, and on April 3, 2019 the Company received the remaining $250,000. The February 28, 2019 Note bears interest at a rate of 18% per year and is amortized over 12 months. During the year ended December 31, 2019, the Company made payments totaling $617,987, and included $124,906 in interest expense related to this note. As of December 31, 2019, the outstanding balance on the February 28, 2019 Note was $506,919. The company is not in default on this note.

10.  DERIVATIVE LIABILITIES

The Company determined that the convertible notes outstanding as of December 31, 2019 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model. The balance of the fair value of the derivative liability as of December 31, 2019 and December 31, 2018 is as follows:

Balance at December 31, 2018	$—
Additions	573,595
Conversions	(287,668)
Fair value gain	56,923
Balance at December 31, 2019	$342,850

The Company recorded derivative expense as follows:

Amortization of debt discount	$387,124
Excess derivative	106,576
Total	$493,700

11.       CAPITAL STOCK

At December 31, 2019 and December 31, 2018, the Company’s authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders. As of the date of this report, the Board has designated Series A, Series B, Series C, Series D, Series E, Series F and Series G Preferred Stock.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock shall be entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefor, at the rate of $8 per share per annum, payable in preference and priority to any payment of any dividend on the common stock. As of December 31, 2018, the Company has 10,000 shares of Series A Preferred Stock outstanding. During the year ended December 31, 2019 and 2018, we paid dividends of $20,000 and $60,000, respectively, to the holders of Series A Preferred stock. As of December 31, 2019, the balance owed on the Series A Preferred stock dividend was $80,000.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock shall have a stated value of $100. The Series B Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.004 per share. Series B Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of December 31, 2019, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock shall have a stated value of $100. The Series C Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.01 per share. Series C Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of December 31, 2019, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock shall have a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue shall mean the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. Series D Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of December 31, 2019, the Company has 90,000 shares of Series D Preferred Stock outstanding. During the year ended December 31, 2019, and 2018, we paid dividends of zero, and $49,478 respectively, to the holders of Series D Preferred stock. As of December 31, 2019, the balance owed on the Series D Preferred stock dividend was $210,961, $82,999 of which relates to the year ended December 31, 2019.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock shall have a stated value of $100. The Series E Preferred Stock is convertible into shares of fully paid and non-assessable shares of the Company's common stock by dividing the stated value by a conversion price of $0.05 per share. Series E Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of December 31, 2019, the Company had 10,000 shares of Series E Preferred Stock outstanding.

Series F Preferred

The Company has designated 800,000 shares of its preferred stock as Series F Preferred Stock. Each share of Series F Preferred Stock has a stated value of $25. The Series F Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series F Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the Company’s common stock. The Series F Preferred Stock does have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation. To the extent it may lawfully do so, the Company may, in its sole discretion, after the first anniversary of the original issuance date of the Series F Preferred Stock, redeem any or all of the then outstanding shares of Series F Preferred Stock at a redemption price of $25 per share plus any accrued but unpaid dividends. The Series F Preferred Stock is being offered in connection with the Company’s Reg A+ offering, which was qualified by the Securities and Exchange Commission as of December 27, 2019. As of December 31, 2019, the Company had 800,000 shares of Series F Preferred Stock available and zero shares outstanding.

Series G Preferred

On February 6, 2020, the Company designated 2,600 shares of its preferred stock as Series G Preferred Stock. Each share of Series G Preferred Stock shall have a stated value of $100. The Series G Preferred Stock is convertible into shares of the Company's common stock by dividing the stated value by a conversion price of $0.0019 per share. Series G Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of December 31, 2019, the Company had zero shares of Series G Preferred Stock outstanding.

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

On September 18, 2017, we granted non-qualified stock options to purchase up to 1,800,000 shares of our common stock to three key employees, at a price of $0.05 per share. The stock options vest equally over a period of 36 months and expire September 18, 2022. These options allow the optionee to exercise on a cashless basis, resulting in no cash payment to the company upon exercise. During the quarter ended September 30, 2019, two of the employees who held 1,200,000 options, collectively, left the company and the options were forfeited. As of December 31, 2019, 600,000 of these options are still active.

On January 3, 2018, we granted non-qualified stock options to purchase up to 20,000,000 shares of our common stock to a key employee, at a price of $0.04 per share. The stock options vest equally over a period of 36 months and expire January 3, 2023. These options allow the optionee to exercise on a cashless basis, resulting in no cash payment to the company upon exercise.

The Company used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock. The fair value of options granted during the year ended December 31, 2019 and 2018, were determined using the Black Scholes method with the following assumptions:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Risk free interest rate	—	2.57%
Stock volatility factor	—	250
Weighted average expected option life	—	3.5 years
Expected dividend yield	—	none

A summary of the Company’s stock option activity and related information follows:

	Year Ended December 31, 2019		Year Ended December 31, 2018
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding - beginning of year	151,475,799	$0.017	134,800,000	$0.013
Granted	—	$—	20,000,000	$0.040
Exercised	—	$—	(3,324,201)	$0.010
Forfeited	(1,200,000)	$0.050	—	$—
Outstanding - end of year	150,275,799	$0.016	151,475,799	$0.017
Exercisable at the end of year	141,466,119	$0.015	131,780,091	$0.014
Weighted average fair value of
options granted during the year		$—		$800,000

As of December 31, 2019, and December 31, 2018, the intrinsic value of the stock options was approximately zero and $212,950, respectively. Stock option expense for the year ended December 31, 2019, and 2018 were $324,959 and $479,182, respectively.

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

The weighted average remaining contractual life of options outstanding, as of December 31, 2019 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.0500	600,000	2.72
$0.0400	20,000,000	3.01
$0.0150	35,000,000	2.65
$0.0131	60,000,000	2.10
$0.0130	15,000,000	2.22
$0.0100	6,675,799	2.59
$0.0053	12,500,000	2.62
$0.0040	500,000	1.78
	150,275,799

Warrants

During the fiscal year ended December 31, 2019 the Company entered into a consulting agreement related to our Reg A+ offering. The Company agreed to pay a consultant a monthly fee, plus a variable unguaranteed warrant of $25 per investor acquired, plus a guaranteed warrant to purchase 10,000,000 shares of the Company’s capital stock on a cashless basis. Both of the warrants were issued at a price of $0.0067 per share. As of December 31, 2019 and December 31, 2018, there were 10,000,000 and zero warrants outstanding, respectively.

The fair value of warrants granted during the year ended December 31, 2019 and 2018, were determined using the Black Scholes method with the following assumptions:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Risk free interest rate	1.86%	—
Stock volatility factor	272%	—
Weighted average expected warrant life	10 years	—
Expected dividend yield	0%	—

A summary of the Company’s warrant activity and related information follows:

	Year Ended December 31, 2019		Year Ended December 31, 2018
		Weighted		Weighted
		average		average
		exercise		exercise
	Warrants	price	Warrants	price
Outstanding - beginning of year	—	$—	—	$—
Issued	10,000,000	$0.0067	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding - end of year	10,000,000	$0.0067	—	$—
Exercisable at the end of year	10,000,000	$0.0067	—	$—
Weighted average fair value of
warrants granted during the year		$67,000		$—

Warrant expense for the year ended December 31, 2019, and 2018 were $67,000 and zero, respectively.

The weighted average remaining contractual life of warrants outstanding, as of December 31, 2019 was as follows:

Weighted
Average
	Number of	remaining
Exercise	warrants	contractual
prices	outstanding	life (years)
$0.0067	10,000,000	9.63
10,000,000

13. RELATED PARTIES

Bountiful Capital, LLC, loaned the Company $100,000 on January 12, 2016, $500,000 through multiple fundings on the April 2016 Note, $500,000 through multiple fundings on the October 2016 Note, $38,000 on May 16, 2017, $46,000 on May 30, 2017, $26,000 on June 14, 2017, $23,500 on June 29, 2017, $105,000 on July 10, 2017, $50,500 on July 14, 2017, $53,500 on July 30, 2017, $25,000 on August 3, 2017, $34,000 on August 16, 2017, $92,000 on August 28, 2017, $63,600 on September 28, 2017, $103,500 on October 11, 2017, $106,000 on October 27, 2017, $62,000 on November 15, 2017, $106,000 on November 27, 2017, $30,000 on November 30, 2017, $42,000 on December 19, 2017, $49,000 on January 3, 2018, $72,000 on January 30, 2018, $85,000 on February 2, 2018, $25,000 on July 23, 2019, $10,000 on August 20, 2019 and $18,500 on August 28, 2019, as unsecured promissory notes (the “Bountiful Notes”). The terms of the Bountiful Notes include interest of 5% and are due and payable upon demand, but in no case later than 36 months after the effective date. On July 31, 2017, notes payable amounting to $1,442,500 and accrued interest of $43,414 were converted into 14,425 shares of Series C preferred stock. At December 31, 2019 and December 31, 2018, principal on the Bountiful Notes and accrued interest totaled $1,018,524 and $920,470. The Company’s chief financial officer, Greg Boden, also serves as the president of Bountiful Capital, LLC.

Brad Parscale served on the board of directors of the Company since the acquisition of Parscale Creative on August 1, 2017, until his resignation on December 10, 2019. Mr. Parscale is also the owner of Parscale Strategy, LLC (“Parscale Strategy”), a customer of the Company. During the year ended December 31, 2019 and 2018, the Company earned $194,492 and $2,562,290, respectively, in revenue from providing services to Parscale Strategy, and as of December 31, 2019 and December 31, 2018, Parscale Strategy had outstanding accounts receivable balances of $2,737 and $78,753, and accounts payable of $30,000 and $6,000, respectively. As of

December 31, 2019, Mr. Parscale was not a director, officer, employee or contractor of the company.

On August 1, 2017, Parscale Digital signed a lease with Bureau, Inc., a related party, to provide a workplace for the employees of Parscale Digital. Bureau, Inc., is wholly owned by Jill Giles, an employee of the Company. Details on this lease are included in Note 15. In addition, as of December 31, 2019 and December 31, 2018, the Company had outstanding accounts payable balances to Jill Giles of $11,738 and zero, respectively.

On August 1, 2017, Parscale Digital signed a lease with Parscale Strategy for computer equipment and office furniture. Parscale Strategy is wholly owned by Brad Parscale, who served on the CloudCommerce board of directors from August 1, 2017 until his resignation on December 10, 2019. Details of this lease are included in Note 15.

As of December 31, 2019, we had convertible notes in the amount of $300,363 with a relative of a shareholder that owns in excess of 5%. We believe that the terms of those convertible notes are consistent with arm’s length transactions.

14.       CONCENTRATIONS

For the year ended December 31, 2019 and 2018, the Company had one and five major customers who represented approximately 22% and 38% of total revenue, respectively. At December 31, 2019 and December 31, 2018, accounts receivable from two and two customers, represented approximately 35% and 41% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company has elected the practical expedient to combine lease and non-lease components as a single component. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of December 31, 2019, the company recognized ROU assets of $266,758 and lease liabilities of $266,758.

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

Operating Leases

As a result of the WebTegrity acquisition, we assumed a lease for office space used by the WebTegrity employees, at 14603 Huebner Road, Suite 3402, San Antonio, TX 78230. The lease was executed on March 20, 2017 for a period of 36 months, commencing March 20, 2017, at a rate of $2,750 per month from April 1, 2017 through March 31, 2018, $2,950 per month from April 1, 2018 through March 31, 2019, and $3,150 per month from April 1, 2019 through March 31, 2020. As of December 31, 2019, it has been determined that the Company will not attempt to extend this lease past the March 31, 2020 expiration date. This lease does not include a residual value guarantee, nor do we expect any material exit costs. As of January 1, 2019, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. As of October 15, 2019, the Company vacated this office space and moved to the 321 Sixth Street, San Antonio, TX location. The landlord relieved the Company of any further liability by leasing the space to another party. As of December 31, 2019, the ROU asset and liability balances of this lease were zero and zero, respectively.

On August 1, 2017, Parscale Digital signed a lease agreement with Bureau, Inc., a related party, which commenced on August 1, 2017, for approximately 8,290 square feet, at 321 Sixth Street, San Antonio, TX 78215, for $9,800 per month, plus a pro rata share of the common building expenses. The lease expires on July 31, 2022. As of December 31, 2019, it is unclear whether we will attempt to extend this lease beyond the July 31, 2022 expiration date. However, because the lease expiration is greater than twelve months, the lease liability is included on the Balance Sheet as Right-of-use lease. This lease does not include a residual value guarantee, nor do we expect any material exit costs. As of January 1, 2019, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. As of December 31, 2019, the ROU asset and liability balances of this lease were $266,758 and $266,758, respectively.

On October 24, 2017, we executed a lease agreement for office space located at 1933 Cliff Drive, Santa Barbara, CA, commencing March 1, 2018 for a period of 36 months, at a rate of $2,795 per month, plus a pro rata share of the common area maintenance. As of September 31, 2018, the Company vacated this office space and the landlord relieved the Company of any further liability by leasing the space to another party. As of December 31, 2018, the Company moved its headquarters to 321 Sixth Street in San Antonio, Texas.

On February 12, 2018, we executed a lease agreement for office space at 1415 Park Avenue West, Denver, CO 80205, expiring August 14, 2018, at a cost of $800 per month. This lease was cancelled on December 31, 2018, at no cost to the Company.

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

Total operating lease expense for the year ended December 31, 2019 and 2018 was $190,860 and $214,021, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location at 6500 Hollister Ave., Goleta, CA, to make monthly payments on past due rent totaling $227,052. Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250. Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802. As of December 31, 2019, the Company recorded the outstanding balance under this settlement agreement as a long-term accrued expense, with the current portion of the debt recorded in accrued expenses. As of December 31, 2019, and December 31, 2018, the Company owed $16,800 and $21,000 on the outstanding reduced payment terms, respectively.

The Company is required to pay its pro rata share of taxes, building maintenance costs, and insurance in accordance with the operating lease agreements of Parscale Digital.

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

The following is a schedule of the net book value of the finance lease.

Assets	December 31, 2019	December 31, 2018
Leased equipment under finance lease,	$100,097	$100,097
less accumulated amortization	(60,007)	(35,176)
Net	$40,090	$64,921

Liabilities	December 31, 2019	December 31, 2018
Obligations under finance lease (current)	$20,654	$34,039
Obligations under finance lease (noncurrent)	—	20,654
Total	$20,654	$54,693

Below is a reconciliation of leases to the financial statements.

	ROU Operating Leases	Finance Leases
Leased asset balance	$266,758	$40,090
Liability balance	266,758	20,654
Cash flow (operating)	—	—
Cash flow (financing)	—	34,038
Interest expense	$34,244	$1,961

The following is a schedule, by years, of future minimum lease payments required under the operating and finance leases.

Years Ending December 31,	ROU Operating Leases	Finance Leases
2020	$117,600	$21,000
2021	117,600	—
2022	68,600	—
2023	—	—
Thereafter	—	—
Total	$303,800	$21,000
Less imputed interest	(37,042)	(346)
Total liability	$266,758	$20,654

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Operating Leases	2.7 years	10%
Finance Leases	0.7 years	10%

(1) This discount rate is consistent with our borrowing rates from various lenders.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

16. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the year ended December 31, 2019, there were the following non-cash activities.

-	Lenders converted debt into common stock, within the terms of the agreements. The Company recording no losses on the following conversions:
Conversion Date	Note Date	Principal	Interest/Fees	Shares
July 17, 2019	January 16, 2019	$12,000	$—	1,967,213
August 5, 2019	January 31, 2019	7,838	250	2,550,000
August 27, 2019	January 16, 2019	12,000	—	3,870,968
September 4, 2019	January 16, 2019	15,000	—	5,172,414
September 4, 2019	January 31, 2019	7,777	250	2,800,000
September 5, 2019	January 16, 2019	15,000	—	5,172,414
September 13, 2019	January 16, 2019	16,000	—	6,956,522
September 25, 2019	January 16, 2019	14,800	—	7,047,619
October 28, 2019	January 16, 2019	11,300	—	7,062,500
November 4, 2019	January 16, 2019	6,900	5,150	7,531,250
November 20, 2019	February 21, 2019	6,900	—	4,928,571
November 26, 2019	February 21, 2019	7,900	—	9,294,118
November 27, 2019	February 21, 2019	7,900	—	9,294,118
December 2, 2019	February 21, 2019	8,900	—	10,470,588
December 4, 2019	February 21, 2019	8,900	—	10,470,588
December 4, 2019	February 21, 2019	8,900	—	10,470,588
December 4, 2019	January 31, 2019	6,359	250	8,333,670
December 5, 2019	February 21, 2019	3,600	2,650	7,352,941
December 5, 2019	January 31, 2019	9,663	250	12,500,000
December 6, 2019	April 24, 2019	9,800	—	11,529,412
December 6, 2019	April 24, 2019	9,800	—	11,529,412
December 6, 2019	January 31, 2019	10,456	250	13,500,000
December 9, 2019	April 24, 2019	13,000	—	15,294,118
December 9, 2019	April 24, 2019	10,400	2,150	14,764,706
December 11, 2019	January 31, 2019	11,407	1,915	16,800,000
December 16, 2019	June 10, 2019	15,000	—	17,647,059
December 16, 2019	June 10, 2019	15,000	—	17,647,059
December 17, 2019	June 10, 2019	15,000	—	17,647,059
December 17, 2019	June 10, 2019	8,000	2,650	12,529,412
		305,500	15,765	282,123,319

-	Recorded the initial values of ROU operating leases, which increased ROU assets by $398,506 and operating lease liability by $398,506, netting to zero on the statement of cash flows. As of December 31, 2019, the ROU asset and liability balances were $266,758 and $266,758, respectively.
-	For the year ended December 31, 2019, the Company recorded a discount on the convertible notes and derivative liability in the amount of $467,019, which declined by $287,668 during the year due to conversions (derivative settlements).
70

During the year ended December 31, 2018, there were the following non-cash financing activities:

-	On February 1, 2018, the Company acquired Parscale Media for $1,000,000 payable by a note over twelve months.

-          On April 17, 2018, a lender converted a portion of the March 2013 Note into common stock. The conversion included $16,000 of principal, plus $8,106 of interest, which was converted into 6,026,301 common shares.

-          On September 30, 2018, an employee exercised, on a cashless basis, 3,324,201 options, resulting in 1,233,509 shares of common stock.

17.       INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2019 and 2018 were as follows, assuming a 21% and 21% effective tax rate, respectively:

	For the years ended December 31,
	2019	2018
Deferred tax provision:
Federal
Deferred tax asset	$3,263,237	$2,781,142
Valuation allowance	(3,263,237)	(2,781,142)
Total deferred tax provision	$—	$—

As of December 31, 2019, the Company had approximately $15,539,225 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2039. The deferred tax liability balances as of December 31, 2019 and 2018 were zero and zero, respectively. During the year ended December 31, 2018, it was determined that, due to the Company never having paid federal income taxes and having a large net operating loss (NOL), it is unlikely we will pay federal income taxes in the foreseeable future.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from June 30, 2011 to December 31, 2019 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

18. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined that the following subsequent events are reportable.

-	Lenders converted debt into common stock as follows:
Conversion Date	Note Date	Principal	Interest/Fees	Shares
January 21, 2020	January 31, 2019	$—	$3,935	4,300,327
January 29, 2020	May 2, 2019	9,815	250	11,000,000
February 6, 2020	May 2, 2019	10,291	250	10,800,000
February 11, 2020	May 2, 2019	19,917	250	17,400,000
March 6, 2020	September 4, 2019	15,000	—	10,000,000
March 9, 2020	September 4, 2019	18,000	—	12,857,143
March 11, 2020	September 4, 2019	15,000	—	12,500,000
April 6, 2020	September 4, 2019	5,000	2,650	7,806,122

-	On January 17, 2020, the Company entered into an exchange agreement with Bountiful Capital, to exchange debt in the amount of $259,698 (principal and accrued interest) for 2,597 shares of the Company’s Series G Preferred Stock, $0.001 par value per share. The exchange agreement closed on February 6, 2020.
71

-	On January 17, 2020, the Board of Directors of the Company approved the issuance of an aggregate of 300,000,000 options to purchase the Company’s common stock to key employees. The Options vest equally over a period of thirty-six months, have an exercise price of $0.0019 per share, and expire five years from the effective date. The vested Options are exercisable any time after January 17, 2021.
-	On February 6, 2020, the Company filed a Certificate of Designation of Series G Preferred Stock with the Secretary of State of Nevada. The Certificate of Designation designates 2,600 shares of the Company’s authorized preferred stock as Series G Preferred Stock. Each share of Series G Preferred Stock has a stated value of $100. The Series G Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $0.0019 per share, subject to adjustment.

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

Based on that evaluation, our management concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management did not identify any control deficiencies or material weaknesses in the course of performing this internal controls assessment. Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2019 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter of fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists the executive officers and directors of the Company:

Name	Age	Position
Andrew Van Noy	37	Chief Executive Officer, President and Chairman
Gregory Boden	49	Chief Financial Officer, Corporate Secretary, and Director
Kevin Myers	57	Director

Andrew Van Noy, age 37, has been a director of the Company since November 2012. Mr. Van Noy has been the President of the Company since April 2012 and the Chief Executive Officer of the Company since August 2012. He was Executive Vice President of the Company from November 2011 to April 2012 and Vice President of Sales and Marketing of the Company from May 2011 to November 2011. From January 2009 to April 2011, Mr. Van Noy

served as the Vice President of Sales and Marketing for PageTransformer, a company which provided web and software development for iPad, iPhone, and Android devices. Mr. Van Noy came to the Company with experience in digital marketing, private equity and investment banking. During his years at the Company, Mr. Van Noy led the efforts to rebrand and restructure the business and presided over the acquisition of a number of companies. Mr. Van Noy graduated from BYU with a Bachelor of Science degree.

The Board of Directors believes that Mr. Noy is qualified to serve as a director because of his experience in executive roles and his experience with re-branding and re-structuring of the Company, including the launch of our Magento platform.

Gregory Boden, age 49, has been a director of the Company since November 2011 and the Corporate Secretary of the Company since February 2013. On April 24, 2012 Mr. Boden was appointed Chief Financial Officer of the Company. From June 2011 to March 2012, Mr. Boden served as an independent contractor assisting the Company in accounting and financial reporting matters. In addition to his position as Chief Financial Officer, Mr. Boden has served since January 2011 as the President of Bountiful Capital, LLC, a Santa Barbara based private equity company. Prior to joining the Company, from September 2006 to October 2009, Mr. Boden worked in public accounting in the audit practice of KPMG, LLP, after which, from October 2009 to December 2010, he managed the franchise accounting and cash application departments of Select Staffing, a nationwide staffing company. Mr. Boden received his Master of Accountancy degree from the University of Denver.

The Board of Directors believes that Mr. Boden is qualified to serve as a director because of his management and industry experience, in addition to his understanding of accounting and financial reporting.

Kevin Myers, age 57, has been an independent director of the Company since December 2019. Mr. Myers served as the chief marketing and information officer of Donatos Pizza, from February 2018 until March 2020. Prior to Donatos Pizza, Mr. Myers served as the General Manager of the brand division of Majority Strategies, a full-service data, digital and print agency, from November 2015 until February 2018. In this role, Mr. Myers was responsible for revenue growth and product development in the company’s corporate advertising division. Prior to Majority Strategies, Mr. Myers held various marketing and advertising roles for over 12 years. He holds a bachelor’s degrees from the Ohio State University in industrial and computer science engineering.

The Board of Directors believes that Mr. Myers is qualified to serve as a director because of his industry experience and his understanding of industry trends.

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
74

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

The Elements of CloudCommerce’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The Board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2019, all executive officer base salary decisions were approved by the Board of Directors.

Our Board of Directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, or during the year if needed, and the Board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions.

Incentive Compensation Awards

During the fiscal years ended December 31, 2019 and 2018, the Company did not have an incentive compensation plan.

Equity Incentive Awards

Our 2003 Stock Option Plan for directors, officers, employees and key consultants (the “2003 Plan”) which authorized the issuance of up to 5,000,000 shares of our common stock pursuant to the 2003 Plan terminated upon the expiration of the remaining options granted under the 2003 Plan on May 24, 2014. In the future, we plan to establish a new management stock option plan pursuant to which stock options may be authorized and granted to our executive officers, directors, employees and key consultants. We expect to authorize up to 10% of our issued and outstanding common stock for future issuance under such plan. We believe that stock option awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The Board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options, if any, currently held by the officer and their vesting schedule. Our policy prohibits backdating options or granting them retroactively. As of June 30, 2014, no stock options granted under the 2003 Plan remain outstanding and the 2003 Plan has been terminated. As of December 31, 2019, 150,275,799 stock options granted outside of the 2003 Plan are outstanding.

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

Executive Officer Compensation

The following summary compensation table sets forth certain information concerning compensation paid to the Company’s Chief Executive Officer and its most highly paid executive officers whose total annual salary and bonus for services rendered in all capacities for the fiscal year ended December 31, 2019 was $100,000 or more.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Option Awards	All Other Compensation	Total

Andrew Van Noy	2019	$195,000	-0-	-0-	$195,000
Chief Executive Officer, President, and Director	2018	$195,000	-0-	-0-	$195,000

Gregory Boden	2019	$120,000	-0-	-0-	$120,000
Chief Financial Officer, Corporate Secretary, and Director	2018	$120,000	-0-	-0-	$120,000

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by the Company’s executive officers at December 31, 2019.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Gregory Boden (1)	500,000	-0-	$0.0040	October 12, 2021
Chief Financial	2,500,000	-0-	$0.0053	August 13, 2022
Officer and	10,000,000	-0-	$0.0131	February 3, 2022
Corporate Secretary	5,000,000	-0-	$0.0150	August 25, 2022

Andrew Van Noy (2)	5,000,000	-0-	$0.0053	August 13, 2022
Chief Executive	30,000,000	-0-	$0.0131	February 3, 2022
Officer and	15,000,000	-0-	$0.0130	March 20, 2022
President	20,000,000	-0-	$0.0150	August 25, 2022

(1)	On October 12, 2011, Mr. Boden received stock options to purchase 500,000 shares of common stock, at an exercise price of $0.004 per share exercisable for a period of ten years from the date of grant. These stock options vest at a rate of 1/48 per month commencing on the date of grant until all of the options are vested. On August 13, 2012, Mr. Boden received stock options to purchase 2,500,000 shares of common stock, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On February 3, 2015, Mr. Boden received stock options to purchase 10,000,000 shares of common stock, at an exercise price of $0.0131 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On August 25, 2015, Mr. Boden received stock options to purchase 5,000,000 shares of common stock, at an exercise price of $0.015 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.
(2)	On August 13, 2012, Mr. Van Noy received stock options to purchase 5,000,000 shares of common stock, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On February 3, 2015, Mr. Van Noy received stock options to purchase 30,000,000 shares of common stock, at an exercise price of $0.0131 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On March 20, 2015, Mr. Van Noy received stock options to purchase 15,000,000 shares of common stock, at an exercise price of $0.013 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On August 25, 2015, Mr. Van Noy received stock options to purchase 20,000,000 shares of common stock, at an exercise price of $0.015 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

Option Exercises and Stock Vested

None of the Company’s executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2019.

Director Compensation

The Company’s directors did not receive any compensation for their services rendered to the Company as directors during the fiscal years ended December 31, 2019 and 2018.

Employment Agreements

The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with its executive officers in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of CloudCommerce at December 31, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of December 31, 2019 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 419,638,507 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o CloudCommerce, Inc., 321 Sixth Street, San Antonio, TX 78215. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership
Gregory Boden Director, Chief Financial Officer, and Corporate Secretary (2)	18,052,082	4.1%
Andrew VanNoy Chairman, Chief Executive Officer, and President (3)	78,604,651	15.8%
All current Executive Officers as a Group (2 persons)	96,656,733	19.9%

Zachary Bartlett Vice President of Communications (4)	67,533,303	13.9%
Bradley Parscale (5)	225,000,000	34.9%
Ryan Shields (6)	44,000,000	9.5%
Blake Gindi (7)	40,000,000	8.7%

(1)	Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.
(2)	Includes 18,000,000 shares which may be purchased by Mr. Boden pursuant to stock options that are exercisable within 60 days of December 31, 2019. Does not include shares of common stock issuable upon conversion of outstanding convertible promissory notes and Series C Preferred stock held Bountiful Capital LLC, of which Mr. Boden serves as President. Such securities subject to a 4.99% ownership blockers.
(3)	Includes 70,000,000 shares which may be purchased by Mr. Van Noy pursuant to stock options that are exercisable within 60 days of December 31, 2019.
(4)	Includes 35,000,000 shares which may be purchased by Mr. Bartlett pursuant to stock options that are exercisable within 60 days of December 31, 2019.
(5)	Includes shares underlying 90,000 shares of Series D Preferred Stock. Each share of Series D Preferred Stock may be converted at any time upon ninety (90) days’ written notice, into 2,500 shares of the Company’s common stock.

(6) Represents shares underlying 4,400 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock.

(7) Represents shares underlying 4,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Chief Financial Officer of the Company, Gregory Boden, is also the President of Bountiful Capital, LLC (“Bountiful Capital”). Bountiful Capital issued promissory notes to the Company on January 12, 2016, April 18, 2016, October 3, 2016, May 16, 2017, May 30, 2017, June 14, 2017 and June 29, 2017, July 10, 2017, July 14, 2017, and July 30, 2017, which have been exchanged for Series C Preferred Stock, as of July 31, 2017. Bountiful Capital issued promissory notes to the Company on August 3, 2017, August 15, 2017, August 28, 2017, September 28, 2017,

October 11, 2017, October 27, 2017, November 15, 2017, November 27, 2017, November 30, 2017, December 19, 2017, January 3, 2018, January 30, 2018, February 2, 2018, July 23, 2019, August 20, 2019, and August 28, 2019. As of December 31, 2019, the total balance on these notes was $1,018,524, which includes $94,924 of accrued interest.

On August 1, 2017, Bradley Parscale, a then-director of the Company, entered into a consulting agreement with Parscale Digital, our wholly owned subsidiary, pursuant to which Parscale Digital has agreed to engage Mr. Parscale, and Mr. Parscale agreed, to (i) provide specialized consulting services to Parscale Digital’s clients and (ii) undertake speaking engagements and trade conference and seminar appearances, for a period of two (2) years. In consideration of such services to be rendered under the consulting agreement, Parscale Digital shall pay Mr. Parscale a consultancy fee equal to ninety-five (95%) percent of all fees collected directly by Parscale Digital for Mr. Parscale’s performance of such services. This agreement expired August 1, 2019 and was not extended.

Director Independence

Kevin Myers, who was added as a director of the Company on December 10, 2019, is the only independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Liggett and Webb, PA (“Liggett”) served as the Company’s independent registered accountants from December 2015 until August 30, 2018, when the Company appointed M&K CPAs, PLLC (“M&K”), who currently serves as our independent auditors. M&K also is a provider of tax services to the Company.

Audit Fees

An aggregate of $64,519 was billed by our auditors for the following professional services, audit of the annual financial statement of the Company for the fiscal year ended December 31, 2019, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2019, June 30, 2019, and March 31, 2019.

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

Audit Related Fees

None.

Tax Fees

Our auditors billed the Company $1,500 for tax preparation services during the fiscal year ended December 31, 2019.

Our auditors billed the Company $1,500 for tax preparation services during the fiscal year ended December 31, 2018.

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

2.6	Agreement and Plan of Merger, dated as of August 1, 2017, by and among CloudCommerce, Inc., Parscale Creative, Inc., Bradley Parscale and Parscale Digital, Inc. (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
2.7	Purchase Agreement, dated August 1, 2017, by and among CloudCommerce, Inc., Parscale Media, LLC, and Bradley Parscale (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
3.1	Articles of Incorporation (incorporated by reference from the exhibits included with the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission, dated April 10, 2002).
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated September 30, 2015).
3.3	Bylaws (incorporated by reference from the exhibits included with the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission, dated April 10, 2002).

3.4	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).
3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated December 18, 2015).
3.6	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated June 28, 2016).
3.7	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
3.8	Certificate of Designation of Series D Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
4.1	Stock Option Plan (Incorporated by reference from the exhibits included in the Company's Information Statement filed with the Securities and Exchange Commission, dated August 1, 2003).
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 **
10.1	Form of Convertible Note, dated January 5, 2015 (Incorporated by reference to exhibits filed with the Company's Current Report on Form 10-Q/A filed with the Securities and Exchange Commission, dated February 17, 2015).
10.2	Form of Stock Option Agreement (Incorporated by reference to exhibits filed with the Company's Current Report on Form 10-Q/A filed with the Securities and Exchange Commission, dated February 17, 2015).
10.3	Agreement and Plan of Merger by and among Indaba Group, LLC, a Colorado limited liability company, Ryan Shields, Blake Gindi, and Jack Gindi, Warp 9, Inc., a Nevada corporation, and Warp 9, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 30, 2015).
10.4	Employment Agreement between Indaba Group, Inc., a Delaware corporation, and Ryan Shields (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).
10.5	Employment Agreement between Indaba Group, Inc., a Delaware corporation, and Blake Gindi (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).

10.6	Convertible Promissory Note (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 9, 2015).
10.7	Form of Promissory Note (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated April 21, 2016).
10.8	Form of Exchange Agreement (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated June 28, 2016).
10.9	Form of Promissory Note (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 7, 2016).
10.10	Exchange Agreement, dated July 31, 2017, by and between CloudCommerce, Inc., and Bountiful Capital, LLC (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
10.11	Management Services Agreement, dated August 1, 2017, by and between CloudCommerce, Inc., and Parscale Creative, Inc. (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
10.12	Management Services Agreement, dated August 1, 2017, by and between CloudCommerce, Inc., and Parscale Media, LLC (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
10.13	Advisory Agreement, dated August 1, 2017, with Jill Giles (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
10.14	Secured Promissory Note, dated June 29, 2018, issued by Parscale Digital Inc. to P2Binvestor, Incorporated (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2018).
10.15	Security Agreement dated June 29, 2018, between Parscale Digital Inc. and P2Binvestor, Incorporated (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2018).
10.16	Agreement, dated November 20, 2018, by and between CloudCommerce, Inc. and Bradley Parscale (incorporated by reference to the Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2018).
21.1*	List of Subsidiaries

31.1**	Section 302 Certification of Principal Executive Officer
31.2**	Section 302 Certification of Principal Financial/Accounting Officer
32.1**	Section 906 Certification of Principal Executive Officer
32.2**	Section 906 Certification of Principal Financial/Accounting Officer
EX-101.INS***	XBRL INSTANCE DOCUMENT
EX-101.SCH***	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL***	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF***	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB***	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE***	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Previously filed

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2020	CLOUDCOMMERCE, INC.

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

By: /s/ Andrew Van Noy	Dated: April 16, 2020

--------------------------------------

Andrew Van Noy,

Chief Executive Officer, President and Chairman

(Principal Executive Officer)

By: /s/ Gregory Boden	Dated: April 16, 2020

--------------------------------------

Gregory Boden, Chief Financial Officer and Director

(Principal Financial/Accounting Officer)

By: /s/ Kevin Myers	Dated: April 16, 2020

--------------------------------------

Kevin Myers, Director

