Form 10-K/A
period 2019-12-31
CLOUDCOMMERCE, INC.
filed 2020-05-22
CIK 743758

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of CloudCommerice, Inc. (the “Company”) for the year ended December 31, 2019 (the “Original Form 10-K”) is to add the “Note Regarding Reliance on SEC Order” below. In connection with the filing of this Amendment, the Company is also including with this Amendment certain currently dated certifications. Except as otherwise set forth in this Explanatory Note, no other information included in the Original Form 10-K is amended or changed by this Amendment.

Note Regarding Reliance on SEC Order

As result of the global outbreak of the COVID-19 virus, on March 28, 2020 the Company evaluated its ongoing effort to prepare and file its annual report on Form 10-K for the fiscal year ended December 31, 2019. Certain Company officers and management as well as professional staff and consultants were unable to conduct work required to prepare our financial report for the year ended December 31, 2019.

As a result, the Company was unable to compile and review certain information required in order to permit the Company to file a timely and accurate annual report on Form 10-K for its year ended December 31, 2019 by the prescribed date without unreasonable effort or expense due to circumstances related to COVID-19.

On March 25, 2020 the Securities and Exchange Commission (the “SEC”) issued an Order under Section 36 (Release No. 34-88465) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (as modified by Order issued by the SEC on March 25, 2020 (Release No. 34-88465, the “Order”). The Order provides that a registrant (as defined in Exchange Act Rule 12b-2) subject to the reporting requirements of Exchange Act Section 13(a) or 15(d), and any person required to make any filings with respect to such a registrant, is exempt from any requirement to file or furnish materials with the Commission under Exchange Act Sections 13(a), 13(f), 13(g), 14(a), 14(c), 14(f), 15(d) and Regulations 13A, Regulation 13D-G (except for those provisions mandating the filing of Schedule 13D or amendments to Schedule 13D), 14A, 14C and 15D, and Exchange Act Rules 13f-1, and 14f-1, as applicable, where certain conditions are satisfied.

The Company relied on this Order for filing of its annual report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

2.6	Agreement and Plan of Merger, dated as of August 1, 2017, by and among CloudCommerce, Inc., Parscale Creative, Inc., Bradley Parscale and Parscale Digital, Inc. (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
2.7	Purchase Agreement, dated August 1, 2017, by and among CloudCommerce, Inc., Parscale Media, LLC, and Bradley Parscale (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
3.1	Articles of Incorporation (incorporated by reference from the exhibits included with the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission, dated April 10, 2002).
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated September 30, 2015).
3.3	Bylaws (incorporated by reference from the exhibits included with the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission, dated April 10, 2002).

3.4	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).
3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated December 18, 2015).
3.6	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated June 28, 2016).
3.7	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
3.8	Certificate of Designation of Series D Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
4.1	Stock Option Plan (Incorporated by reference from the exhibits included in the Company's Information Statement filed with the Securities and Exchange Commission, dated August 1, 2003).
4.2 *	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Form of Convertible Note, dated January 5, 2015 (Incorporated by reference to exhibits filed with the Company's Current Report on Form 10-Q/A filed with the Securities and Exchange Commission, dated February 17, 2015).
10.2	Form of Stock Option Agreement (Incorporated by reference to exhibits filed with the Company's Current Report on Form 10-Q/A filed with the Securities and Exchange Commission, dated February 17, 2015).
10.3	Agreement and Plan of Merger by and among Indaba Group, LLC, a Colorado limited liability company, Ryan Shields, Blake Gindi, and Jack Gindi, Warp 9, Inc., a Nevada corporation, and Warp 9, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 30, 2015).
10.4	Employment Agreement between Indaba Group, Inc., a Delaware corporation, and Ryan Shields (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).
10.5	Employment Agreement between Indaba Group, Inc., a Delaware corporation, and Blake Gindi (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).

10.6	Convertible Promissory Note (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 9, 2015).

10.7	Form of Promissory Note (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated April 21, 2016).
10.8	Form of Exchange Agreement (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated June 28, 2016).
10.9	Form of Promissory Note (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 7, 2016).
10.10	Exchange Agreement, dated July 31, 2017, by and between CloudCommerce, Inc., and Bountiful Capital, LLC (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
10.11	Management Services Agreement, dated August 1, 2017, by and between CloudCommerce, Inc., and Parscale Creative, Inc. (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
10.12	Management Services Agreement, dated August 1, 2017, by and between CloudCommerce, Inc., and Parscale Media, LLC (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
10.13	Advisory Agreement, dated August 1, 2017, with Jill Giles (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
10.14	Secured Promissory Note, dated June 29, 2018, issued by Parscale Digital Inc. to P2Binvestor, Incorporated (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2018).
10.15	Security Agreement dated June 29, 2018, between Parscale Digital Inc. and P2Binvestor, Incorporated (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2018).
10.16	Agreement, dated November 20, 2018, by and between CloudCommerce, Inc. and Bradley Parscale (incorporated by reference to the Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2018).
21.1*	List of Subsidiaries
31.1**	Section 302 Certification of Principal Executive Officer
31.2**	Section 302 Certification of Principal Financial/Accounting Officer
32.1***	Section 906 Certification of Principal Executive Officer
32.2***	Section 906 Certification of Principal Financial/Accounting Officer
EX-101.INS*	XBRL INSTANCE DOCUMENT
EX-101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB*	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Previously filed

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2020	CLOUDCOMMERCE, INC.

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

By: /s/ Andrew Van Noy	Dated: May 22, 2020

--------------------------------------

Andrew Van Noy,

Chief Executive Officer, President and Chairman

(Principal Executive Officer)

By: /s/ Gregory Boden	Dated: May 22, 2020

--------------------------------------

Gregory Boden, Chief Financial Officer and Director

(Principal Financial/Accounting Officer)

By: /s/ Kevin Myers	Dated: May 22, 2020

--------------------------------------

Kevin Myers, Director

