Form 10-Q
period 2020-06-30
CLOUDCOMMERCE, INC.
filed 2020-08-14
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2020.

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

As of August 14, 2020, the number of shares outstanding of the registrant’s class of common stock was 645,938,541.

2

PART I. - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$184,493	$819,328
Accounts receivable, net	1,255,844	854,650
Accounts receivable, net - related party	5,417	2,876
Costs in excess of billings	102,559	21,606
Prepaid and other current Assets	33,134	26,849
TOTAL CURRENT ASSETS	1,581,447	1,725,309

PROPERTY & EQUIPMENT, net	71,072	91,422
RIGHT-OF-USE ASSETS	220,338	266,758

OTHER ASSETS
Lease deposit	9,800	9,800
Goodwill and other intangible assets, net	615,568	658,877
TOTAL OTHER ASSETS	625,368	668,677

TOTAL ASSETS	$2,498,225	$2,752,166

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,685,220	$1,868,329
Accounts payable, related party	48,000	41,738
Accrued expenses	525,887	569,168
Operating lease liability	220,338	266,758
Lines of credit	396,687	476,962
Deferred revenue and customer deposit	1,746,406	2,080,762
Convertible notes and interest payable, current, net	178,842	468,145
Derivative Liability	—	342,850
Finance lease obligation, current	2,988	20,654
Notes payable	1,273,682	506,919
Notes payable, related parties	775,859	1,018,524
TOTAL CURRENT LIABILITIES	6,853,909	7,660,809

LONG TERM LIABILITIES
Finance lease obligation, long term	—	—
Accrued expenses, long term	197,303	199,403
TOTAL LONG TERM LIABILITIES	197,303	199,403

TOTAL LIABILITIES	7,051,212	7,860,212
COMMITMENTS AND CONTINGENCIES (see Note 14)

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value;
5,000,000 Authorized shares:
Series A Preferred stock; 10,000 authorized, 10,000 shaes issued and
outstanding;	10	10
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and
outstanding;	18	18
Series C Preferred Stock; 25,000 authorized, 14,425 shares issued and
outstanding;	14	14
Series D Preferred Stock; 90,000 authorized, 90,000 shares issued and
outstanding;	90	90
Series E Preferred stock; 10,000 authorized, 10,000 shares issued and
outstanding;	10	10
Series F Preferred stock; 800,000 authorized, 1,631 shares issued and
outstanding;	2	—
Series G Preferred stock; 2,600 authorized, 2,597 shares issued and
outstanding;	3	—
Common stock, $0.001 par value;
2,000,000,000 authorized shares; 645,938,541 and 419,638,507 shares
issued and outstanding, respectively	645,947	419,648
Additional paid in capital	30,968,452	30,088,492
Accumulated deficit	(36,167,533)	(35,616,328)
TOTAL SHAREHOLDERS' EQUITY	(4,552,987)	(5,108,046)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,498,225	$2,752,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

REVENUE	$2,412,221	$2,083,160	$5,612,988	$4,608,003
REVENUE - related party	—	71,401	$3,640	199,565
TOTAL REVENUE	2,412,221	2,154,561	5,616,628	4,807,568

OPERATING EXPENSES
Salaries and outside services	749,078	932,173	1,596,865	2,084,053
Selling, general and administrative expenses	1,697,357	1,567,193	4,250,294	2,990,749
Depreciation and amortization	31,829	254,910	63,658	509,841

TOTAL OPERATING EXPENSES	2,478,264	2,754,276	5,910,817	5,584,643

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(66,043)	(599,715)	(294,189)	(777,075)

OTHER INCOME (EXPENSE)
Other income/(expense)	2	—	3	—
Loss on sale of fixed assets	—	—	—	—
Gain on extinguishment of debt	28,411	—	28,971	—
Gain (Loss) on changes in derivative liability	(156,610)	—	130,961	—
Interest expense	(228,145)	(125,999)	(416,951)	(292,558)

TOTAL OTHER INCOME (EXPENSE)	(356,342)	(125,999)	(257,016)	(292,558)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(422,385)	(725,714)	(551,205)	(1,069,633)

PROVISION (BENEFIT) FOR INCOME TAXES	—	—	—	—

NET LOSS	(422,385)	(725,714)	(551,205)	(1,069,633)

PREFERRED DIVIDENDS	26,632	33,784	56,130	95,474

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(449,017)	$(759,498)	$(607,335)	$(1,165,107)

NET LOSS PER SHARE
BASIC	$(0.00)	$(0.01)	$(0.00)	$(0.01)
DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	544,794,900	137,512,588	499,808,352	137,512,588
DILUTED	544,794,900	137,512,588	499,808,352	137,512,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Six Months Ended June 30, 2019
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	142,450	$142	137,512,588	$137,513	$29,532,735	$(25,492,948)	$4,177,442
Series A preferred stock dividend declared ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)
Series D preferred stock dividend declared ($0.46 per share)	—	—	—	—	(41,690)	—	(41,690)
Stock based compensation	—	—	—	—	81,370	—	81,370
Net loss	—	—	—	—	—	(343,919)	(343,919)
Balance, March 31, 2019 (unaudited)	142,450	$142	137,512,588	$137,513	$29,552,415	$(25,836,867)	$3,853,203

Series A preferred stock dividend declared ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)
Series D preferred stock dividend declared ($0.15 per share)	—	—	—	—	(13,784)	—	(13,784)
Stock based compensation	—	—	—	—	82,274	—	82,274
Net loss	—	—	—	—	—	(725,714)	(725,714)
Balance, June 30, 2019 (unaudited)	142,450	$142	137,512,588	$137,513	$29,600,905	$(26,562,581)	$3,175,979

	Six Months Ended June 30, 2020
Balance, December 31, 2019	142,450	$142	419,638,507	$419,648	$30,088,492	$(35,616,328)	$(5,108,046)
Conversion of convertible note	—	—	78,857,470	78,857	10,165	—	89,022
Exchange debt-for-equity	2,597	3	—	—	259,695	—	259,698
Series A preferred stock dividend declared ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)
Series D preferred stock dividend declared ($0.10 per share)	—	—	—	—	(9,025)	—	(9,025)
Series F preferred stock dividend declared ($0.28 per share)	—	—	—	—	(473)	—	(473)
Stock based compensation	—	—	—	—	111,248	—	111,248
Derivative settlement	—	—	—	—	80,357	—	80,357
Other - RegA Investor Funds	1,391	1	—	—	34,774	—	34,775
Net loss	—	—	—	—	—	(128,820)	(128,820)
Balance, March 31, 2020 (unaudited)	146,438	$146	498,495,977	$498,505	$30,555,233	$(35,745,148)	$(4,691,264)

Conversion of convertible note	—	—	147,442,564	147,442	55,476	—	202,918
Series A preferred stock dividend declared ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)
Series D preferred stock dividend declared ($0.06 per share)	—	—	—	—	(5,562)	—	(5,562)
Series F preferred stock dividend declared ($0.66 per share)	—	—	—	—	(1,070)	—	(1,070)
Stock based compensation	—	—	—	—	117,128	—	117,128
Derivative settlement	—	—	—	—	258,748	—	258,748
Other - RegA Investor Funds	240	1	—	—	8,499	—	8,500
Net loss	—	—	—	—	—	(422,385)	(422,385)
Balance, June 30, 2020 (unaudited)	146,678	$147	645,938,541	$645,947	$30,968,452	$(36,167,533)	$(4,552,987)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(551,205)	$(1,069,633)
Adjustment to reconcile net loss to net cash
(used in) operating activities
Bad debt expense	39,161	5,784
Depreciation and amortization	63,659	509,842
Non-cash compensation expense	228,376	163,644
Amortization of Beneficial Conversion Feature	—	67,712
Gain on derivative liability valuation	(131,018)
Derivative expense	260,140	—
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(442,896)	(185,638)
Prepaid expenses and other assets	(6,285)	8,890
Costs in excess of billings	(80,953)	43,525
Lease deposit	—	4,000
Accounts payable	(176,847)	(295,020)
Accrued expenses	(14,575)	(225,931)
Change in lease obligation	—	(10,806)
Customer Deposits	(334,356)	198,071
Deferred income	—	(35,168)

NET CASH USED IN OPERATING ACTIVITIES	(1,146,799)	(820,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	—	(2,104)

NET CASH USED IN INVESTING ACTIVITIES	—	(2,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligation	(17,666)	(6,000)
Payment of dividend	(21,152)	(20,000)
Proceeds from issuance of preferred stock	43,275
Proceeds on line of credit, net	(168,256)	174,467
Principal payments on debt, third party	(91,000)	—
Proceeds from issuance of notes payable	—	354,000
Principal payments on term loan	(13,917)	(333,333)
Proceeds from issuance of term loan	780,680	625,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	511,964	794,134

NET INCREASE / (DECREASE) IN CASH	(634,835)	(28,698)

CASH, BEGINNING OF PERIOD	819,328	116,312

CASH, END OF PERIOD	$184,493	$87,614

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$75,367	$123,223
Taxes paid	$—	$—

Non-cash financing activities:
Conversion of notes payable to common stock	$291,940	$—
Derivative settlement	$339,105	$—
Right of use assets	$46,420	$—
Derivative discount	$127,273	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2020

1.  BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of CloudCommerce, Inc. (“CloudCommerce,” “we,” “us,” “our,” or the “Company”) and its wholly-owned subsidiaries, have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”).  The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by generally accepted accounting principles (“GAAP”) and should be read in conjunction with our consolidated financial statements and footnotes in the Company's annual report on Form 10-K filed with the SEC on April 16, 2020. In the opinion of management, the unaudited Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Going Concern

The accompanying Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying Consolidated Financial Statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raise additional capital. Historically, the Company has obtained funds from investors since its inception through sales of our securities. The Company also plans to generate additional working capital from increasing sales from its data sciences, creative, website development and digital advertising service offerings, and continue to pursue its business plan and purposes.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of CloudCommerce is presented to assist in understanding the Company’s Consolidated Financial Statements. The Consolidated Financial Statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the Consolidated Financial Statements.

The Consolidated Financial Statements include the Company and its wholly owned subsidiaries, CLWD Operations, Inc., a Delaware corporation (“CLWD Operations”, formerly Indaba Group, Inc.), Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), WebTegrity, Inc., a Nevada corporation (“WebTegrity”), Data Propria, Inc., a Nevada corporation (“Data Propria”), Parscale Media, LLC, a Texas limited liability company (“Parscale Media”), and Giles Design Bureau, Inc., a Nevada corporation (“Giles Design Bureau”). All significant inter-company transactions are eliminated in consolidation.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contractual terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at June 30, 2020 and December 31, 2019 are $77,428 and $118,589 respectively.

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement renewed automatically for another twelve months. The proceeds from the facility are determined by the amounts we invoice our customers. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in CLWD Operations’ assets, and therefore, we will require such third-party lender’s written consent to obligate CLWD Operations’ further or pledge its assets against additional borrowing facilities. Because of this position, it may be difficult for CLWD Operations to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. As of June 30, 2020, the balance due from this arrangement was $248,097.

On October 19, 2017, Parscale Digital entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $500,000. The proceeds from the facility are determined by the amounts we invoice our customers. The Company evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in the Parscale Digital, and will, therefore, we will require such third-party lender’s written consent to obligate Parscale Digital further or pledge its assets against additional borrowing facilities. Because of this position, it may be difficult for the Company to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. On April 12, 2018, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $250,000, to a total of $750,000. As of June 30, 2020, the balance due from this arrangement was zero.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into 12-month agreements wherein amounts due from our customers were pledged to a third-party, in exchange for borrowing facilities in amounts up to a total of $150,000, $150,000 and $600,000, respectively. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of these facilities, the third-party lender has a first priority security interest in the respective entities, and will, therefore, we will require such third-party lender’s written consent to obligate the entities further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the entities to secure additional secured borrowing facilities. The cost of this secured borrowing facilities is 0.056%, 0.056% and 0.049%, respectively, of the daily balance. As of June 30, 2020, the combined balance due from these arrangement was $148,590

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less to be cash equivalents. As of June 30, 2020, the Company held cash and cash equivalents in the amount of $184,493, which was held in the Company’s operating bank accounts. Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $20,350 and $21,590 for the six months ended June 30, 2020 and 2019, respectively.

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of our income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations includes digital advertising revenue. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 606, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work on the balance sheet as costs in excess of billings. The terms of services contracts generally are for periods of less than one year. The deferred revenue and customer deposits as of June 30, 2020, and December 31, 2019 were $1,746,406 and $2,080,762, respectively. The costs in excess of billings as of June 30, 2020 and December 31, 2019 was $102,559 and $21,606, respectively.

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were zero for the six months ended June 30, 2020 and 2019.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $90,357 and $4,797 for the six months ended June 30, 2020 and 2019, respectively.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2020 and December 31, 2019, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

ASC Topic 820 established a six-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2020 and December 31, 2019:

June 30, 2020	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

Liabilities
Derivative liability	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

Liabilities
Derivative liability	$—	$—	$342,850	$342,850
Total liabilities measured at fair value	$—	$—	$342,850	$342,850

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

The impairment test conducted by the Company includes a six-step approach to determine whether it is more likely than not that impairment exists. If it is determined, after step one, that it is not more likely than not, that impairment exists, then no further analysis is conducted. The six steps are as follows:

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

Goodwill and Intangible assets are comprised of the following, presented as net of amortization:

	June 30, 2020
	Parscale Digital	WebTegrity	CloudCommerce	Total
Customer list	$—	$28,642	$—	$28,642
Non-compete agreement	—	—	—	—
Domain name and trademark	—	—	26,926	26,926
Brand name	—	130,000	—	130,000
Goodwill	—	430,000	—	430,000
Total	$—	$588,642	$26,926	$615,568

	December 31, 2019
	Parscale Digital	WebTegrity	CloudCommerce	Total
Customer list	$—	$71,606	$—	$71,606
Non-compete agreement	—	—	—	—
Domain name and trademark	—	—	27,271	27,271
Brand name	—	130,000	—	130,000
Goodwill	—	430,000	—	430,000
Total	$—	$631,606	$27,271	$658,877

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

Concentrations of Business and Credit Risk

The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk. The Company typically offers its customers credit terms. The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral. In the event of nonpayment, the Company has the ability to terminate services. As of June 30, 2020, the Company held cash and cash equivalents in the amount of $184,493, which was held in the operating bank accounts. Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000. For further discussion on concentrations see footnote 14.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the six months ended June 30, 2020, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2020 based on the grant date fair value estimated. Stock-

based compensation expense recognized in the consolidated statement of operations for the six months ended June 30, 2020 is based on awards ultimately expected to vest or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the six months ended June 30, 2020 and 2019 were $228,376 and $163,644, respectively.

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

For the six months ended June 30, 2020, the Company has excluded 36,563,715 shares of common stock underlying options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 90,000 Series D Preferred shares convertible into 225,000,000 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock and 17,884,300 shares of common stock underlying $178,843 in convertible notes, because their impact on the loss per share is anti-dilutive.

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

Management reviewed accounting pronouncements issued during the quarter ended June 30, 2020, and no pronouncements were adopted during the period.

Management reviewed accounting pronouncements issued during the year ended December 31, 2019, and the following pronouncements were adopted during the period.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees recognize a right-of-use asset and a lease liability for all of their leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases must be classified as either operating or finance. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will result in a front-loaded pattern, similar to current capital leases. We adopted Topic 842 effective January 1, 2019 and elected certain available transitional practical expedients. This adoption resulted in right-of-use assets, in the amount of $266,758 and operating lease liability, in the amount of $266,758, to be added to the December 31, 2019 balance sheet. These additions are the result of an office lease in San Antonio. In the prior year, the Company disclosed capital lease obligations, which has been changed to finance lease obligation in the current year, as a result of this adoption. As of June 30, 2020 and December 31, 2019, the finance lease obligation totaled $2,988 and $20,654, respectively.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized. The six months ended June 30, 2020, we used the federal tax rate of 21% in our determination of the deferred tax assets and liabilities balances.

For the six months ended
June 30, 2020
Current tax provision:
Federal
Taxable income	$—
Total current tax provision	$—

Deferred tax provision:
Federal
Loss carryforwards	$3,294,552
Change in valuation allowance	(3,294,552)
Total deferred tax provision	$—

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

Included in creative design and digital marketing revenues are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, furniture, supplies, and the largest component, digital advertising. We have determined, based on our review, that the amounts classified as reimbursable costs should be recorded as gross (principal), due to the following factors:

-	The Company is the primary obligor in the arrangement;
-	We have latitude in establishing price;
-	We have discretion in supplier selection; and
-	The Company has credit risk

During the six months ended June 30, 2020 and 2019, we included $2,866,920 and $1,721,404 respectively, in revenue, related to reimbursable costs.

The deferred revenue and customer deposits as of June 30, 2020 and December 31, 2019 were $1,746,406 and $2,080,762, respectively.

For the six months ended June 30, 2020 and 2019 (unaudited), revenue was disaggregated into the five categories as follows:

	Six months ended June 30, 2020 (unaudited)			Six months ended June 30, 2019 (unaudited)
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Data Sciences	$420,000	$—	$420,000	$451,052	$10,800	$461,852
Design	1,405,232	—	1,405,232	1,018,894	594	1,019,488
Development	226,279	—	226,279	1,177,342	21,518	1,198,860
Digital Advertising	3,297,425	3,640	3,301,065	1,433,751	140,074	1,573,825
Other	264,052	—	264,052	526,964	26,579	553,543
Total	$5,612,988	$3,640	$5,616,628	$4,608,033	$199,565	$4,807,568

4.    LIQUIDITY AND OPERATIONS

The Company had net loss of $551,205 for the six months ended June 30, 2020, and $1,069,633 for the six months ended June 30, 2019, and net cash used in operating activities of $1,146,799 and $820,728, in the same periods, respectively.

As of June 30, 2020, the Company had a short-term borrowing relationship with six lenders. The lenders provided short-term and long-term financing under a secured borrowing arrangement, using our accounts receivable as collateral, disclosed in footnote 7, as well as convertible notes disclosed in footnote 8. As of June 30, 2020, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

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

5. BUSINESS ACQUISITIONS

Parscale Creative, Inc.

On August 1, 2017, the Company completed the acquisition of Parscale Creative, Inc., a Nevada corporation (“Parscale Creative”) through a merger agreement with the surviving entity the Company’s wholly owned subsidiary, Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), surviving the merger. The total purchase price of $7,945,000, was paid in the form of the issuance of ninety thousand (90,000) shares of the Company's Series D Convertible Preferred Stock, at a liquidation preference of one hundred dollars ($100) per share, plus dividend payments based on 5% of adjusted revenue of Parscale Digital. Adjusted revenue is defined as total revenue, minus digital marketing media buys. Based on the growth of Parscale Digital, the actual amount of the dividend payments is estimated to be in the range of $850,000 and $1,300,000, over 36 months, if we achieve 0.5% to 3% monthly adjusted revenue growth. The dividend payments are recorded as a reduction to additional paid in capital. During the six months ended June 30, 2020, we did not pay any dividend related to the Series D Convertible Preferred stock, and as of June 30, 2020, the accrued balance of the Series D Preferred dividend payable was $225,548. At the closing of the acquisition, Brad Parscale, the 100% owner of Parscale Creative, was appointed to the Company’s Board of Directors. The Company assumed net liabilities of $535,000, related to this acquisition.

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

Domain Name

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202. We use the domain as the main landing page for the Company. The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet. As of June 30, 2020, we determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

Trademark

On September 22, 2015, the Company purchased the trademark rights to “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000. The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet. The trademark expires in 2020 and may be renewed for an additional 10 years. As of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense. For the six months ended June 30, 2020 and 2019, the Company included $345 and $345, respectively, in depreciation and amortization expense related to this trademark. As of June 30, 2020, the balance on this intangible asset was $6,724.

Non-Compete Agreements

In connection with the Company’s August 1, 2017, acquisition of Parscale Creative, Brad Parscale agreed to certain non-compete provisions, for a period of six years. The Company has placed a value on this non-compete agreement at $280,000, amortized over a period of 36 months. For the years ended December 31, 2019 and 2018 we have included $93,333 and $93,333 in amortization expense related to this non-compete agreement. During our annual impairment analysis, we determined that the intangible assets of Parscale Creative were impaired. Therefore, as of December 31, 2019, the remaining balance of this intangible asset of $54,444 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of June 30, 2020, the balance on this intangible asset was zero.

Customer List

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the customer list acquired at $2,090,000, with a useful life of 3 years. During the year ended December 31, 2019, the Company performed our annual impairment analysis and we determined that the intangible assets of Parscale Creative were impaired. Therefore, as of December 31, 2019, the remaining balance of this intangible asset of $386,879 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of December 31, 2019, the balance on this intangible asset was zero.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the customer list acquired at $280,000, with a useful life of 3 years. For the years ended June 30, 2020 and 2019, we included $42,964 and $42,964 in depreciation and amortization expense related to the customer list, and as of June 30, 2020, the remaining balance of this intangible asset was $28,642.

On February 1, 2018, the Company acquired Parscale Media, and have calculated the value of the customer list acquired at $400,000, with a useful life of 3 years. During the year ended December 31, 2019, the Company performed our annual impairment analysis and we determined that the intangible assets of Parscale Media were impaired. Therefore, as of December 31, 2019, the remaining balance of this intangible asset of $144,445 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of December 31, 2019, the balance of this intangible asset was zero.

Brand Name

On August 1, 2017, the Company acquired Parscale Creative, and have calculated the value of the brand name at $1,930,000, which is included in other assets on the balance sheet. As of June 30, 2020, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life. In evaluating whether this brand had an indefinite useful life, the Company considered the following criteria:

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

During the year ended December 31, 2019, the Company performed our annual impairment analysis and we determined that the intangible assets of Parscale Creative were impaired. Therefore, as of December 31, 2019, the remaining balance of this intangible asset of $1,930,000 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of December 31, 2019, the balance on this intangible asset was zero.

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the brand name at $130,000, which is included in other assets on the balance sheet. As of June 30, 2020, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life. In evaluating whether this brand had an indefinite useful life, the Company considered the following criteria:

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

On February 1, 2018, the Company acquired Parscale Media, and have calculated the value of the brand name at $100,000, which is included in other assets on the balance sheet. As of June 30, 2020, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life. In evaluating whether this brand had an indefinite useful life, the Company considered the following criteria:

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

The Company’s intangible assets consist of the following:

	June 30, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	$280,000	$(251,358)	$28,642	$280,000	$(208,394)	$71,606
Non-compete agreement	—	—	—	—	—	—
Domain name and trademark	30,201	(3,275)	26,926	30,201	(2,930)	27,271
Brand name	130,000	—	130,000	130,000	—	130,000
Goodwill	430,000	—	430,000	430,000	—	430,000
Total	$870,201	$(254,633)	$615,568	$870,201	$(211,324)	$658,877

Total amortization expense charged to operations for the six months ended June 30, 2020, and 2019 were $43,309 and $488,252, respectively. The following table of remaining amortization of finite life intangible assets, for the years ended December 31, includes the intangible assets acquired, in addition to the CloudCommerce trademark:

2020	$28,987
2021	690
2022	690
2023	690
Thereafter	4,310
Total	$35,367

7. CREDIT FACILITIES

Lines of Credit

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement renewed automatically for another twelve months. The proceeds from the facility are determined by the amounts we invoice our customers. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in CLWD Operations, and therefore, we will require such third-party lender’s written consent to obligate CLWD Operations further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for CLWD Operations to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the six months ended June 30, 2020 and 2019, the Company included $4,266 and $1,406, respectively, in interest expense, related to this secured borrowing facility, and as of June 30, 2020 and December 31, 2019, the outstanding balances were $248,097 and $5,228, respectively.

On October 19, 2017, Parscale Digital entered into a 12 month agreement with a third party to sell the rights to amounts due from our customers, in exchange for a borrowing facility in amounts up to a total of $500,000. The agreement was amended on April 12, 2018, which increased the allowable borrowing amount by $250,000, to a maximum of $750,000. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of this facility, the third party lender has a first priority security interest in Parscale Digital, and will, therefore, we will require such third party lender’s written consent to obligate it further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for Parscale Digital to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the six months ended June 30, 2020 and 2019, the Company included $31,828 and $30,823, respectively, in interest expense, related to this secured borrowing facility, and as of June 30, 2020 and December 31, 2019, the outstanding balances were zero and $258,646, respectively.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into a 12 month agreements with a third party to sell the rights to amounts due from our customers, in exchange for borrowing facilities in amounts up to a total of $150,000, $150,000 and $600,000, respectively. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of these facilities, the third party lender has a first priority security interest in the respective entities, and will, therefore, we will require such third party lender’s written consent to obligate the entities further or pledge their assets against additional borrowing facilities. Because of this position, it may be difficult for the entities to secure additional secured borrowing facilities. The cost of these secured borrowing facilities are 0.056%, 0.056% and 0.049%, respectively, of the daily balance. During the six months ended June 30, 2020 and 2019, the Company included $52,158 and $73,023, respectively, in interest expense, related to these secured borrowing facilities, and as of June 30, 2020 and December 31, 2019, the combined outstanding balances were $148,590 and $213,088, respectively.

8.    CONVERTIBLE NOTES PAYABLE

During fiscal year 2019, the Company issued convertible promissory notes with variable conversion prices, as outlined below. The conversion prices for each of the notes is tied to the trading price of the Company’s common stock. Because of the fluctuation in stock price, the Company is required to report derivative gains and losses each quarter, which was included in earnings, and an overall derivative liability balance on the balance sheet, beginning during the quarter ended September 30, 2019. The Company also records a discount related to the convertible notes, which reduces the outstanding balance of the total amount due and presented as a net outstanding balance on the balance sheet. As of June 30, 2020, the balance of the discount was zero. The discount is amortized throughout the term of the notes and included in interest expense. For the quarter ended June 30, 2020, the amount of amortization related to the discount, included in interest expense was $211,222.

On March 25, 2013, the Company issued a convertible promissory note (the “March 2013 Note”) in the amount of up to $100,000, at which time we received an initial advance of $50,000 to cover operational expenses. The lender, a related party, advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004 per share. The March 2013 Note bears interest at a rate of 10% per year and matured on March 25, 2018. On May 23, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. On April 17, 2018, the lender converted $16,000 of the outstanding balance and accrued interest of $8,106 into 6,026,301 shares of common stock. On June 23, 2020, the lender converted $50,000 of the outstanding balance and accrued interest of $36,260 into 21,565,068 shares of common stock. The balance of the March 2013 Note, as of June 30, 2020 was zero.

On April 20, 2018, the Company issued a convertible promissory note (the “April 2018 Note”) in the amount of up to $200,000, at which time we received an initial advance of $200,000 to cover operational expenses. The terms of the April 2018 Note, as amended, allow the lender, a related party, to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.01 per share. The April 2018 Note bears interest at a rate of 5% per year and matures on April 20, 2021. During the year ended December 31, 2018, it was determined that the April 2018 Note offered a conversion price which was lower than the market price, and therefore included a beneficial conversion feature. The Company included the amortization of this beneficial conversion feature in interest expense in the amount of $139,726 during the year ended December 31, 2018, and $60,274 during the year ended December 31, 2019. During the year ended December 31, 2019, it was determined that the conversion feature of the April 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the April 2018 Note. The fair value of the April 2018 Notes has been determined by using the Binomial lattice formula from the effective date of the note. On June 23, 2020, the lender converted $38,894 of the outstanding balance and accrued interest of $4,236 into 4,313,014 shares of common stock. The balance of the April 2018 Note, as of June 30, 2020, was $178,842, which includes $17,737 of accrued interest.

On January 16, 2019 the Company issued a promissory note (the “January 16, 2019 Note”) in the amount of $103,000 at which time the Company received $100,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The January 16, 2019 Note bore interest at a rate of 10% per year, had a maturity date of January 16, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount off of the average of the two lowest trading prices during the 20 trading days prior to conversion. During the year ended December 31, 2019, the lender converted the entire balance of $103,000, plus $5,150 interest into 44,780,900 shares, leaving a balance of zero. Because the Company records the value of convertible notes at fair value, no gain or loss is recorded upon conversion.

On January 31, 2019 the Company issued a promissory note (the “January 31, 2019 Note”) in the amount of $53,500 at which time the Company received $50,000, and the remaining $3,500 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The January 31, 2019 Note bore interest at a rate of 10% per year, had a maturity date of January 31, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the lowest trading prices during the 15 trading days prior to conversion. During the year ended December 31, 2019, the lender converted the entire balance of $53,500, plus $3,165 interest and fee into 56,483,670 shares. During the quarter ended March 31, 2020, the lender converted $3,935 accrued interest and fees into 4,300,327 shares, leaving a balance of zero. Because the Company records the value of convertible notes at fair value, no gain or loss is recorded upon conversion.

On February 21, 2019 the Company issued a promissory note (the “February 21, 2019 Note”) in the amount of $53,000 at which time the Company received $50,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The February 21, 2019 Note bore interest at a rate of 10% per year, had a maturity date of February 21, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. During the year ended December 31, 2019, the lender converted the entire balance of $53,000, plus $2,650 interest into 62,281,512 shares, leaving a balance of zero. Because the Company records the value of convertible notes at fair value, no gain or loss is recorded upon conversion.

On April 24, 2019 the Company issued a promissory note (the “April 24, 2019 Note”) in the amount of $43,000 at which time the Company received $43,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The April 24, 2019 Note bore interest at a rate of 10% per year, had a maturity date of April 24, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount off of the average of the two lowest trading prices during the 20 trading days prior to conversion. During the year ended December 31, 2019, the lender converted the entire balance of $43,000, plus $2,150 interest into 53,117,648 shares, leaving a balance of zero. Because the Company records the value of convertible notes at fair value, no gain or loss is recorded upon conversion.

On May 2, 2019 the Company issued a convertible promissory note (the “May 2, 2019 Note”) in the amount of $48,500 at which time the Company received $45,000, and the remaining $3,500 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The May 2, 2019 Note bore interest at a rate of 10% per year, had a maturity date of May 2, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the lowest trading price during the 15 trading days prior to conversion. The conversion feature of the May 2, 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the May 2, 2019 Note. The fair value of the May 02, 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the note. During the quarter ended March 31, 2020, the lender converted $40,772 principal and fees into 39,200,000 shares. During the quarter ended June 30, 2020, the lender converted $13,578 principal, interest and fees into 22,258,360 shares, leaving a balance of zero.

On June 10, 2019 the Company issued a promissory note (the “June 10, 2019 Note”) in the amount of $53,000 at which time the Company received $50,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The June 10, 2019 Note bore interest at a rate of 10% per year, had a maturity date of June 10, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. During the year ended December 31, 2019, the lender converted the entire balance of $53,000, plus $2,650 interest into 65,470,589 shares, leaving the balance of zero.

On July 16, 2019 the Company issued a convertible promissory note (the “July 16, 2019 Note”) in the amount of $43,000 at which time the Company received $40,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The July 16, 2019 Note bore interest at a rate of 10% per year, had a maturity date of July 10, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the lowest trading price during the 15 trading days prior to conversion. Because the conversion feature of the July 16, 2019 Note was not available to the lender, as of June 30, 2020, the July 16, 2019 Note was not considered a derivative. The Company will include the July 16, 2019 Note in the valuation and accounting for derivatives once the 180 days conversion restriction period expires. During the quarter ended June 30, 2020, the lender converted $52,300 principal, interest and fees into 91,500,000 shares, leaving a balance of zero.

On September 4, 2019 the Company issued a convertible promissory note (the “September 4, 2019 Note”) in the amount of $53,000 at which time the Company received of $50,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The September 4, 2019 Note bore interest at a rate of 10% per year, had a maturity date of September 4, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. Because the conversion feature of the September 4, 2019 Note was not available to the lender, as of December 31, 2019, the September 4, 2019 Note was not considered a derivative. The Company will include the September 4, 2019 Note in the valuation and accounting for derivatives once the 180 days conversion restriction period expires. During the quarter ended March 31, 2020, the lender converted $48,000 principal into 35,357,143 shares. During the quarter ended June 30, 2020, the lender converted $7,650 principal and interest into 7,806,122 shares, leaving a balance of zero.

On December 2, 2019 the Company issued a convertible promissory note (the “December 2, 2019 Note”) in the amount of $38,000 at which time the Company received of $35,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The December 2, 2019 Note bore interest at a rate of 10% per year, had a maturity date of December 2, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. Because the conversion feature of the December 2, 2019 Note was not available to the lender, as of December 31, 2019, the December 2, 2019 Note was not considered a derivative. On June 1, 2020, the Company paid off the December 2, 2019 note, totaling $55,824, which includes principal, interest and prepayment penalty, leaving a balance of zero. The prepayment penalty of $16,528 was included in interest expense.

On December 5, 2019 the Company issued a convertible promissory note (the “December 5, 2019 Note”) in the amount of $53,000 at which time the Company received of $50,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The December 5, 2019 Note bore interest at a rate of 10% per year, had a maturity date of December 5, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. Because the conversion feature of the December 5, 2019 Note was not available to the lender, as of December 31, 2019, the December 5, 2019 Note was not considered a derivative. On June 3, 2020, the Company paid off the December 2, 2019 note, totaling $77,859, which includes principal, interest and prepayment penalty, leaving a balance of zero. The prepayment penalty of $22,988 was included in interest expense.

9.    NOTES PAYABLE

Related Party Notes Payable

On August 3, 2017, the Company issued a promissory note (the “August 3, 2017 Note”) in the amount of $25,000, at which time the entire balance of $25,000 was received to cover operational expenses. The August 3, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 3, 2017 Note, as of June 30, 2020 is $28,835, which includes $3,835 of accrued interest.

On August 15, 2017, the Company issued a promissory note (the “August 15, 2017 Note”) in the amount of $34,000, at which time the entire balance of $34,000 was received to cover operational expenses. The August 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 15, 2017 Note, as of June 30, 2020 is $39,104, which includes $5,104 of accrued interest.

On August 28, 2017, the Company issued a promissory note (the “August 28, 2017 Note”) in the amount of $92,000, at which time the entire balance of $92,000 was received to cover operational expenses. The August 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 28, 2017 Note, as of June 30, 2020 is $105,484 which includes $13,484 of accrued interest.

On September 28, 2017, the Company issued a promissory note (the “September 28, 2017 Note”) in the amount of $63,600, at which time the entire balance of $63,600 was received to cover operational expenses. The September 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the September 28, 2017 Note, as of June 30, 2020 is $72,382, which includes $8,782 of accrued interest.

On October 11, 2017, the Company issued a promissory note (the “October 11, 2017 Note”) in the amount of $103,500, at which time the entire balance of $103,500 was received to cover operational expenses. The October 11, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 11, 2017 Note, as of June 30, 2020 is $117,578, which includes $14,078 of accrued interest.

On October 27, 2017, the Company issued a promissory note (the “October 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The October 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 27, 2017 Note, as of June 30, 2020 is $120,187, which includes $14,187 of accrued interest.

On November 15, 2017, the Company issued a promissory note (the “November 15, 2017 Note”) in the amount of $62,000, at which time the entire balance of $62,000 was received to cover operational expenses. The November 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 15, 2017 Note, as of June 30, 2020 is $70,136, which includes $8,136 of accrued interest.

On November 27, 2017, the Company issued a promissory note (the “November 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The November 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 27, 2017 Note, as of June 30, 2020 is $119,737, which includes $13,737 of accrued interest.

On December 19, 2017, the Company issued a promissory note (the “December 19, 2017 Note”) in the amount of $42,000, at which time the entire balance of $42,000 was received to cover operational expenses. The December 19, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the December 19, 2017 Note, as of June 30, 2020 is $47,316, which includes $5,316 of accrued interest.

On January 3, 2018, the Company issued a promissory note (the “January 3, 2018 Note”) in the amount of $49,000, at which time the entire balance of $49,000 was received to cover operational expenses. The January 3, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 3, 2018 Note, as of June 30, 2020 is $55,102, which includes $6,102 of accrued interest.

As of June 30, 2020, and December 31, 2019, the notes payable due to related parties totaled $775,859 and $1,018,524, respectively.

On January 17, 2020, the Company exchanged the below related party notes payable for 2,597 shares of Series G preferred stock. The table includes the balances of each note, on the date of the exchange. During the quarter ended June 30, 2020, the Company included $560 in interest expense, related to the exchanged notes. As of June 30, 2020, the balances of the exchanged notes were zero.

Note Date	Principal	Accrued Interest	Total Due	Gain on Exchange	Series G Preferred Shares
November 30, 2017	$30,000	$3,197	$33,197	$70	$331
January 30, 2018	72,000	7,072	79,072	168	789
February 1, 2018	85,000	8,314	93,314	198	931
July 23, 2019	25,000	610	25,610	58	256
August 20, 2019	10,000	205	10,205	23	102
August 28, 2019	18,500	360	18,860	43	188
Total	$240,500	$19,758	$260,258	$560	$2,597

Third Party Notes Payable

On June 29, 2018, the Company issued a promissory note (the “June 2018 Note”), in the amount of $750,000, at which time the Company received $735,000. The remaining $15,000 was retained by the lender as an origination fee. On February 28, 2019 the promissory note was refinanced, and the balance increased to $1,000,000 (the “February 28, 2019 Note”). As of the date of closing the lender withheld $25,443 from the $375,000 balance increase as an origination fee, netting $349,557 to the Company, and on April 3, 2019 the Company received the remaining $250,000. The February 28, 2019 Note bears interest at a rate of 18% per year and is amortized over 12 months. During the six months ended June 30, 2020, the Company made payments totaling $40,000, and included 42,018 in interest expense related to this note. As of June 30, 2020, the outstanding balance on the February 28, 2019 Note was $493,002. The company is not in default on this note.

On May 5, 2020, the Company issued a promissory note (the “May 2020 Note”) in the amount of $780,680, at which time the entire balance of $780,680 was received to cover payroll and other operating expenses. This May 2020 Note was issued through the Small Business Administration Paycheck Protection Program (the “PPP Program”), and bears interest at a rate of 1% per year. The PPP Program loans allow a deferment period of 6 months, which would require payments to be made starting November 5, 2020. Although we anticipate that this loan will be forgiven, based on the terms of the PPP Program, we have included the balance on the Balance Sheet as Notes Payable. As of June 30, 2020, the balance on the May 2020 Note was $781,878, which includes $1,198 of accrued interest.

10.  DERIVATIVE LIABILITIES

The Company determined that the convertible notes outstanding as of June 30, 2020 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model. The balance of the fair value of the derivative liability as of June 30, 2020 and December 31, 2019 is as follows:

Balance at December 31, 2019	$342,850
Additions due to new convertible notes	127,273
Reduction due to conversions and adjustments	(339,105)
Mark-to-market adjustment	(131,018)
Balance at June 30, 2020	$—

During the six months ended June 30, 2020 and 2019, the Company incurred losses of $0 and $0, respectively, on the conversion of convertible notes. In connection with the convertible notes, for the six months ended June 30, 2020 and 2019, the Company recorded $9,295 and $7,203, respectively, of interest expense and $260,140 and $60,274, respectively, of debt discount amortization expense. As of June 30, 2020 and December 31, 2019, the Company had approximately $66,261 and $57,964, respectively, of accrued interest related to the convertible notes.

11.  CAPITAL STOCK

At June 30, 2020 and December 31, 2019, the Company’s authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders. As of the date of this report, the Board has designated Series A, Series B, Series C, Series D, Series E, Series F, and Series G Preferred Stock.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefor, at the rate of $8 per share annually, payable in preference and priority to any payment of any dividend on the common stock. As of June 30, 2020, the Company has 10,000 shares of Series A Preferred Stock outstanding. During the six months ended June 30, 2020 and 2019, we paid dividends of $20,000 and $20,000, respectively, to the holders of Series A Preferred stock. As of June 30, 2020, the balance owed on the Series A Preferred stock dividend was $100,000.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock has a stated value of $100. The Series B Preferred Stock is convertible into shares of the Company's common stock in amount determined by dividing the stated value by a conversion price of $0.004 per share. The Series B Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series B Preferred Stock. As of June 30, 2020, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $100. The Series C Preferred Stock is convertible into shares of the Company's common stock by dividing the stated value by a conversion price of $0.01 per share. The Series C Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series C Preferred Stock. As of June 30, 2020, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock has a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue shall mean the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. The Series D Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series D Preferred Stock. As of June 30, 2020, the Company had 90,000 shares of Series D Preferred Stock outstanding. During the six months ended June 30, 2020, and 2019, we paid dividends of zero, and zero respectively, to the holders of Series D Preferred stock. As of June 30, 2020, the balance owed on the Series D Preferred stock dividend was $225,548, $5,562 of which relates to the quarter ended June 30, 2020.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock has a stated value of $100. The Series E Preferred Stock is convertible into shares of the Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.05 per share. The Series E Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series E Preferred Stock. As of June 30, 2020, the Company has 10,000 shares of Series E Preferred Stock outstanding.

Series F Preferred

The Company has designated 800,000 shares of its preferred stock as Series F Preferred Stock. Each share of Series F Preferred Stock has a stated value of $25. The Series F Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series F Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the Company’s common stock. The Series F Preferred Stock does have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation. To the extent it may lawfully do so, the Company may, in its sole discretion, after the first anniversary of the original issuance date of the Series F Preferred Stock, redeem any or all of the then outstanding shares of Series F Preferred Stock at a redemption price of $25 per share plus any accrued but unpaid dividends. The Series F Preferred Stock is being offered in connection with the Company’s offering under Regulation A under the Securities Act of 1933, as amended. As of June 30, 2020, the Company had 1,631 shares of Series F Preferred Stock outstanding.

Series G Preferred

On February 6, 2020, the Company designated 2,600 shares of its preferred stock as Series G Preferred Stock. Each share of Series G Preferred Stock has a stated value of $100. The Series G Preferred Stock is convertible into shares of the Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.0019 per share. The Series G Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series G Preferred Stock. As of June 30, 2020, the Company had 2,597 shares of Series G Preferred Stock outstanding.

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

On September 18, 2017, we granted non-qualified stock options to purchase up to 1,800,000 shares of our common stock to three key employees, at a price of $0.05 per share. The stock options vest equally over a period of 36 months and expire September 18, 2022. These options allow the optionee to exercise on a cashless basis, resulting in no cash payment to the company upon exercise. During the year ended December 31, 2019, two of the employees who held 1,200,000 options, collectively, left the company and the options were forfeited. During the period ended June 30, 2020, a key employee who held 600,000 options left the Company and the options were forfeited.

On January 3, 2018, we granted non-qualified stock options to purchase up to 20,000,000 shares of our common stock to six key employees, at a price of $0.04 per share. The stock options vest equally over a period of 36 months and expire January 3, 2023. These options allow the optionee to exercise on a cashless basis, resulting in no cash payment to the Company upon exercise.

On January 17, 2020, we granted non-qualified stock options to purchase up to 283,000,000 shares of our common stock to ten key employees and six directors, at a price of $0.0019 per share. The stock options vest equally over a period of 36 months and expire January 17, 2025. These options allow the optionee to exercise on a cashless basis, resulting in no cash payment to the Company upon exercise, anytime after January 17, 2021.

The Company used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock. The fair value of options granted during the six months ending June 30, 2020 and 2019, were determined using the Black Scholes method with the following assumptions:

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Risk free interest rate	1.86%	—
Stock volatility factor	272%	—
Weighted average expected option life	5 years	—
Expected dividend yield	0%	—

A summary of the Company’s stock option activity and related information follows:

	Six months ended June 30, 2020		Six months ended June 30, 2019
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding - beginning of period	433,275,799	$0.016	151,475,799	$0.017
Granted		$0.002	—	$—
Exercised	—	$—	—	$—
Forfeited	(600,000)	$—	—	$—
Outstanding - end of period	432,675,799	$0.007	151,475,799	$0.017
Exercisable at the end of period	189,195,982	$0.013	137,036,530	$0.015
Weighted average fair value of
options granted during the period		$509,400		$—

As of June 30, 2020, and December 31, 2019, the intrinsic value of the stock options was approximately $1,671,950 and zero, respectively. Stock option expense for the six months ended June 30, 2020, and 2019 were $228,376 and $163,644, respectively.

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

The weighted average remaining contractual life of options outstanding, as of June 30, 2020 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.040	20,000,000	2.51
$0.015	35,000,000	2.15
$0.013	60,000,000	1.60
$0.013	15,000,000	1.72
$0.010	6,675,799	2.09
$0.005	12,500,000	2.12
$0.004	500,000	1.28
$0.002	283,000,000	4.55
	432,675,799

Warrants

During the fiscal year ended December 31, 2019 the Company entered into a consulting agreement related to our offering under Regulation A. The Company agreed to pay a consultant a monthly fee, plus a warrant to purchase 10,000,000 shares of the Company’s capital stock on a cashless basis. The warrant was issued at a price of $0.0067 per share. As of June 30, 2020 and December 31, 2019, there were 10,000,000 and 10,000,000 warrants outstanding, respectively.

The fair value of warrants granted during the year ended December 31, 2019 and 2018, were determined using the Black Scholes method with the following assumptions:

	Six months ended	Year Ended
	June 30, 2020	December 31, 2019
Risk free interest rate	—	1.86%
Stock volatility factor	—	272%
Weighted average expected warrant life	—	10 years
Expected dividend yield	—	0%

A summary of the Company’s warrant activity and related information follows:

	Six months ended June 30, 2020		Year Ended December 31, 2019
		Weighted		Weighted
		average		average
		exercise		exercise
	Warrants	price	Warrants	price
Outstanding - beginning of period	10,000,000	$0.0067	—	$—
Issued	—	$—	10,000,000	$0.0067
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding - end of period	10,000,000	$0.0067	10,000,000	$0.0067
Exercisable at the end of period	10,000,000	$0.0067	10,000,000	$0.0067
Weighted average fair value of
warrants granted during the period		$—		$67,000

Warrant expense for the six months ended June 30, 2020, and 2019 were both zero.

13.  RELATED PARTIES

Bountiful Capital, LLC, loaned the Company $100,000 on January 12, 2016, $500,000 through multiple fundings on the April 2016 Note, $500,000 through multiple fundings on the October 2016 Note, $38,000 on May 16, 2017, $46,000 on May 30, 2017, $26,000 on June 14, 2017, $23,500 on June 29, 2017, $105,000 on July 10, 2017, $50,500 on July 14, 2017, $53,500 on July 30, 2017, $25,000 on August 3, 2017, $34,000 on August 16, 2017, $92,000 on August 28, 2017, $63,600 on September 28, 2017, $103,500 on October 11, 2017, $106,000 on October 27, 2017, $62,000 on November 15, 2017, $106,000 on November 27, 2017, $30,000 on November 30, 2017, $42,000 on December 19, 2017, $49,000 on January 3, 2018, $72,000 on January 30, 2018, $85,000 on February 2, 2018, $25,000 on July 23, 2019, $10,000 on August 20, 2019 and $18,500 on August 28, 2019, as unsecured promissory notes (the “Bountiful Notes”). The terms of the Bountiful Notes include interest of 5% and are due and payable upon demand, but in no case later than 36 months after the effective date. On July 31, 2017, notes payable amounting to $1,442,500 and accrued interest of $43,414 were converted into 14,425 shares of Series C preferred stock. On January 17, 2020, notes payable amounting to $240,500 and accrued interest of $19,758 were converted into 2,597 shares of Series G preferred stock. At June 30, 2020 and December 31, 2019, principal on the Bountiful Notes and accrued interest totaled $775,862 and $1,018,524. The Company’s chief financial officer, Greg Boden, also serves as the president of Bountiful Capital, LLC.

Brad Parscale served on the board of directors of the Company from the acquisition of Parscale Creative on August 1, 2017 until his resignation on December 10, 2019. Mr. Parscale is also the owner of Parscale Strategy, LLC. During the six months ended June 30, 2020 and 2019, the Company earned $3,640 and $128,164, respectively, in revenue from providing services to Parscale Strategy, and as of June 30, 2020 and December 31, 2019, Parscale Strategy had an outstanding accounts receivable of $5,417 and $5,417, respectively.

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

As of June 30, 2020, we had convertible notes in the amount of $178,842 with a relative of a shareholder that owns in excess of 5%. We believe that the terms of those convertible notes are consistent with arm’s length transactions.

14. CONCENTRATIONS

For the six months ended June 30, 2020 and 2019, the Company had three and one major customers who represented approximately 42% and 12% of total revenue, respectively. At June 30, 2020 and December 31, 2019, accounts receivable from three and two customers, represented approximately 53% and 35% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company has elected the practical expedient to combine lease and non-lease components as a single component. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of June 30, 2020, the company recognized ROU assets of $220,338 and lease liabilities of $220,338.

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

Operating Leases

As a result of the WebTegrity acquisition, we assumed a lease for office space used by the WebTegrity employees, at 14603 Huebner Road, Suite 3402, San Antonio, TX 78230. The lease was executed on March 20, 2017 for a period of 36 months, commencing March 20, 2017, at a rate of $2,750 per month from April 1, 2017 through March 31, 2018, $2,950 per month from April 1, 2018 through March 31, 2020, and $3,150 per month from April 1, 2019 through March 31, 2020. As of December 31, 2019, the Company will not attempt to extend this lease past the March 31, 2020 expiration date. This lease does not include a residual value guarantee, nor do we expect any material exit costs. As of January 1, 2019, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. As of October 15, 2019, the Company vacated this office space and moved to the 321 Sixth Street, San Antonio, TX location. The landlord relieved the Company of any further liability by leasing the space to another party. As of March 30, 2020, the ROU asset and liability balances of this lease were zero and zero, respectively.

On August 1, 2017, Parscale Digital signed a lease agreement with Giles-Parscale, Inc., a related party, which commenced on August 1, 2017, for approximately 8,290 square feet, at 321 Sixth Street, San Antonio, TX 78215, for $9,800 per month, plus a pro rata share of the common building expenses. The lease expires on July 31, 2022. As of June 30, 2020, it is unclear whether we will attempt to extend this lease beyond the July 31, 2022 expiration date. However, because the lease expiration is greater than twelve months, the lease liability is included on the Balance Sheet as Right-of-use lease. This lease does not include a residual value guarantee, nor do we expect any material exit costs. As of January 1, 2019, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. As of June 30, 2020, the ROU asset and liability balances of this lease were $220,338 and $220,338, respectively.

Total operating lease expense for the six months ended June 30, 2020 and 2019 was $46,420 and $87,433, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location at 6500 Hollister Ave., Goleta, CA, to make monthly payments on past due rent totaling $227,052. Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250. Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802. As of June 30, 2020, the Company recorded the outstanding balance under this settlement agreement as a long-term accrued expense, with the current portion of the debt recorded in accrued expenses. As of June 30, 2020, and December 31, 2019, the Company owed $14,350 and $16,450 on the outstanding reduced payment terms, respectively.

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

The following is a schedule of the net book value of the finance lease.

Assets	June 30, 2020	December 31, 2019
Leased equipment under finance lease,	$100,097	$100,097
less accumulated amortization	(72,422)	(60,007)
Net	$27,675	$40,090

Liabilities	June 30, 2020	December 31, 2019
Obligations under finance lease (current)	$2,988	$20,654
Obligations under finance lease (noncurrent)	—	—
Total	$2,988	$20,654

Below is a reconciliation of leases to the financial statements.

	ROU Operating Leases	Finance Leases
Leased asset balance	$220,338	$27,675
Liability balance	220,338	2,988
Cash flow (non-cash)	46,420	—
Interest expense	$5,901	$112

The following is a schedule, by years, of future minimum lease payments required under the operating and finance leases.

Years Ending December 31,	ROU Operating Leases	Finance Leases
2020	$58,800	$3,000
2021	117,600	—
2022	68,600	—
2023	—	—
Thereafter	—	—
Total	$245,000	$3,000
Less imputed interest	(24,662)	(12)
Total liability	$220,338	$2,988

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Operating Leases	2.0 years	10%
Finance Leases	0.1 years	10%

(1) This discount rate is consistent with our borrowing rates from various lenders.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time the Company considers to be material to the Company’s business or financial condition.

16. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2020, there were the following non-cash activities.

-	Certain lenders converted a total of $291,940 of principal, interest and fees, which was converted into 226,300,034 common shares. As a result of these conversions, we recorded a reduction to the derivative liability of $339,105.
-	The values of the ROU operating leases assets and liabilities each declined $46,420, netting to zero on the statement of cash flows.
-	Recorded an initial derivative discount for notes that became convertible during the period, in the amount of $127,273.
-	Related party debt and interest in the amount of $259,698 was exchanged for 2,597 shares of series G preferred stock. See footnote 9 for the details of this exchange.

During the six months ended June 30, 2019, there were the following non-cash activities.

-	Recorded the initial values of ROU operating leases, which increased ROU assets by $365,460 and operating lease liability by $365,460, netting to zero on the statement of cash flows.

17.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined that no subsequent event is reportable.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

The following Management’s Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and the related notes thereto as set forth in our Form 10-K for the year ended December 31,2019, and the Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report on form 10-Q. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, herein, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under the “Risk Factors” section of the reports we file with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report, except as may by required under applicable law.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the estimated recoverable amounts of trade accounts receivable, impairment of long-lived assets, revenue recognition, and deferred tax assets. We believe the following critical accounting policies require more significant judgment and estimates used in the preparation of the Consolidated Financial Statements.

Among the significant judgments made by management in the preparation of our Consolidated Financial Statements are the following:

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

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2020 and December 31, 2019, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Management reviewed accounting pronouncements issued during the quarter ended June 30, 2020, and no pronouncements were adopted during the period.

Management reviewed accounting pronouncements issued during the year ended December 31, 2019, and the following pronouncements were adopted during the period.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees recognize a right-of-use asset and a lease liability for all of their leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases must be classified as either operating or finance. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will result in a front-loaded pattern, similar to current capital leases. We adopted Topic 842 effective January 1, 2019 and elected certain available transitional practical expedients. This adoption resulted in right-of-use assets, in the amount of $266,758 and operating lease liability, in the amount of $266,758, to be added to the December 31, 2019 balance sheet. These additions are the result of an office lease in San Antonio. In the prior year, the Company disclosed capital lease obligations, which has been changed to finance lease obligation in the current year, as a result of this adoption. As of June 30, 2020 and December 31, 2019, the finance lease obligation totaled $2,988 and $20,654, respectively.

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

Results of Operations for the Three Months Ended June 30, 2020, compared to the Three Months Ended June 30, 2019.

REVENUE

Total revenue for the three months ended June 30, 2020 increased by $257,660 to $2,412,221, compared to $2,154,561 for the three months ended June 30, 2019.  The increase was primarily due to demand for our digital marketing services.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the three months ended June 30, 2020 decreased by $183,095 to $749,078, compared to $932,173 for the three months ended June 30, 2019.  The decrease was primarily due to a reduction of salary expense.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the three months ended June 30, 2020 increased by $130,164 to $1,697,357 compared to $1,567,193 for the three months ended June 30, 2019.  The increase was primarily due to an increase in digital marketing operating expenses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended June 30, 2020 decreased by $223,081 to $31,829 compared to $254,910 for the three months ended June 30, 2019. The decrease was primarily due to the impairment of goodwill and intangible assets, as of December 31, 2019, which eliminated additional amortization of intangible assets in the current period.

OTHER INCOME AND EXPENSE

Total other income and expense for the three months ended June 30, 2020 increased by $230,343 to net other expense of $356,342 compared to net other expense of $125,999 for the three months ended June 30, 2019. The increase in net other income and expense was primarily due to the mark-to-market adjustment loss to derivatives.

NET LOSS

The net loss for the three months ended June 30, 2020 was $422,385, compared to the net loss of $725,714 for the three months ended June 30, 2019.  The decrease in net loss for the period was primarily due to an increase in third party revenue, partially offset by increases in SG&A expenses.

Results of Operations for the Six Months Ended June 30, 2020, compared to the Six Months Ended June 30, 2019.

REVENUE

Total revenue for the six months ended June 30, 2020 increased by $809,060 to $5,616,628, compared to $4,807,568 for the six months ended June 30, 2019.  The increase was primarily due to demand for our digital marketing services.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the six months ended June 30, 2020 decreased by $487,188 to $1,596,865, compared to $2,084,053 for the six months ended June 30, 2019.  The decrease was primarily due to a reduction of salary expense.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the six months ended June 30, 2020 increased by $1,259,545 to $4,250,294 compared to $2,990,749 for the six months ended June 30, 2019.  The increase was primarily due to an increase in digital marketing operating expenses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the six months ended June 30, 2020 decreased by $446,183 to $63,658 compared to $509,841 for the six months ended June 30, 2019. The decrease was primarily due to the impairment of goodwill and intangible assets, as of December 31, 2019, which eliminated additional amortization of intangible assets in the current period.

OTHER INCOME AND EXPENSE

Total other income and expense for the six months ended June 30, 2020 decreased by $35,542 to net other expense of $257,016 compared to net other expense of $292,558 for the six months ended June 30, 2019. The decrease in net other income and expense was primarily due to the mark-to-market adjustment to derivatives.

NET LOSS

The net loss for the six months ended June 30, 2020 was $551,205, compared to the net loss of $1,069,633 for the six months ended June 30, 2019.  The decrease in net loss for the period was primarily due to an increase in third party revenue, partially offset by increases in SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($5,272,462) at June 30, 2020 compared to a net working capital deficit of ($5,935,500) at fiscal year ended December 31, 2019.

Cash flow used in operating activities was $1,146,799 for the six months ended June 30, 2020, compared to cash flow used in operating activities of $820,728 for the six months ended June 30, 2019. The increase in cash flow used in operating activities of $326,071 was primarily due to reductions in customer deposits and accounts receivable.

Cash flow used in investing activities was zero for the six months ended June 30, 2020, compared to cash flow used in investing activities of $2,104 for the six months ended June 30, 2019.  The decrease in cash flow used in investing activities of $2,104 was primarily due to a reduction in the purchase of computers.

Cash flow provided by financing activities was $511,964 for the six months ended June 30, 2020, compared to cash flow provided by financing activities of $794,134 for the six months ended June 30, 2019.  The decrease in cash flow provided by financing activities of $282,170 was due to reduction of borrowings, partially offset by debt repayments.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2020, the Company had short-term borrowing relationships with six lenders. Two lenders provide short-term funding for operations, through the use of convertible notes, disclosed in Note 8 to the financial statements included in this report. One lender provides short-term financing under a secured borrowing arrangement, using our accounts receivable as collateral, disclosed in Note 7. The Company does not have any long-term sources of liquidity. As of June 30, 2020, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

The Company has negative monthly cash flows from operations of approximately $200,000, which does not include debt service of an additional $100,000 per month. The Company’s current cash is sufficient to sustain the Company’s operations for approximately 30 days without additional borrowings. To satisfy cash needs, the Company relies on various borrowing mechanisms to fund operations and service debt, as discussed above. We believe that, through our borrowing arrangements, we will have 12 months of cash available.

The Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying Consolidated Financial Statements do not reflect any adjustments that might result if we are unable to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2019 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, raising additional capital. Management believes that the additional cash needed to meet our obligations as they become due, and which will allow the development of our core business operations, will be received through investments in the Company made by our existing shareholders, prospective new investors and future revenue generated by our operations.

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

Not required for small reporting companies.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2020, the Company issued 240 shares of Series F Preferred Stock at a purchase price of $25.00 per share. The Company relied upon the exemption from registration provided by Regulation A under the Securities Act of 1933, as amended.

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

CLOUDCOMMERCE, INC.
(Registrant)

Dated: August 14, 2020	By:	/s/ Andrew Van Noy
Andrew Van Noy Chief Executive Officer and President (Principal Executive Officer)
/s/ Gregory Boden
Gregory Boden Chief Financial Officer (Principal Financial and Accounting Officer)

