Form 10-Q
period 2020-09-30
CLOUDCOMMERCE, INC.
filed 2020-11-13
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2020.

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

As of November 13, 2020, the number of shares outstanding of the registrant’s class of common stock was 645,938,541.

2

PART I. - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$77,364	$819,328
Accounts receivable, net	528,849	854,650
Accounts receivable, net - related party	—	2,876
Costs in excess of billings	17,119	21,606
Prepaid and other current Assets	31,714	26,849
TOTAL CURRENT ASSETS	655,046	1,725,309

PROPERTY & EQUIPMENT, net	66,076	91,422
RIGHT-OF-USE ASSETS	196,247	266,758

OTHER ASSETS
Lease deposit	9,800	9,800
Goodwill and other intangible assets, net	593,915	658,877
TOTAL OTHER ASSETS	603,715	668,677

TOTAL ASSETS	$1,521,084	$2,752,166

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,528,629	$1,868,329
Accounts payable, related party	10,517	41,738
Accrued expenses	584,386	569,168
Operating lease liability	196,247	266,758
Lines of credit	297,294	476,962
Deferred revenue and customer deposit	1,360,649	2,080,762
Convertible notes and interest payable, current, net	181,363	468,145
Derivative Liability	—	342,850
Finance lease obligation, current	—	20,654
Notes payable	1,208,682	506,919
Notes payable, related parties	783,624	1,018,524
TOTAL CURRENT LIABILITIES	6,151,391	7,660,809

LONG TERM LIABILITIES
Finance lease obligation, long term	—	—
Accrued expenses, long term	196,603	199,403
TOTAL LONG TERM LIABILITIES	196,603	199,403

TOTAL LIABILITIES	6,347,994	7,860,212
COMMITMENTS AND CONTINGENCIES (see Note 14)

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value;
5,000,000 Authorized shares:
Series A Preferred stock; 10,000 authorized, 10,000 shaes issued and
outstanding;	10	10
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and
outstanding;	18	18
Series C Preferred Stock; 25,000 authorized, 14,425 shares issued and
outstanding;	14	14
Series D Preferred Stock; 90,000 authorized, 90,000 shares issued and
outstanding;	90	90
Series E Preferred stock; 10,000 authorized, 10,000 shares issued and
outstanding;	10	10
Series F Preferred stock; 800,000 authorized, 2,413 shares issued and
outstanding;	2	—
Series G Preferred stock; 2,600 authorized, 2,597 shares issued and
outstanding;	3	—
Common stock, $0.001 par value;
2,000,000,000 authorized shares; 645,938,541 and 419,638,507 shares
issued and outstanding, respectively	645,947	419,648
Additional paid in capital	31,068,371	30,088,492
Accumulated deficit	(36,541,375)	(35,616,328)
TOTAL SHAREHOLDERS' EQUITY	(4,826,910)	(5,108,046)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,521,084	$2,752,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

REVENUE	$2,403,176	$2,041,977	$8,016,164	$6,649,901
REVENUE - related party	—	26,463	$3,640	226,028
TOTAL REVENUE	2,403,176	2,068,440	8,019,804	6,875,929

COST OF REVENUE	1,689,259	1,630,059	5,771,834	5,178,479
Gross Profit	713,917	438,381	2,247,970	1,697,450

OPERATING EXPENSES
Salaries and outside services	601,784	420,629	1,466,368	1,041,940
Selling, general and administrative expenses	379,245	355,864	1,279,248	1,260,851
Depreciation and amortization	31,902	254,840	95,560	764,684

TOTAL OPERATING EXPENSES	1,012,931	1,031,333	2,841,176	3,067,475

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(299,014)	(592,952)	(593,206)	(1,370,025)

OTHER INCOME (EXPENSE)
Other income	—	—	6	—
Gain on sale of fixed assets	300	—	300	—
Gain on extinguishment of debt	—	—	28,971	—
Gain on changes in derivative liability	57	121,390	131,018	121,390
Interest expense	(75,185)	(403,140)	(492,136)	(695,700)

TOTAL OTHER INCOME (EXPENSE)	(74,828)	(281,750)	(331,841)	(574,310)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(373,842)	(874,702)	(925,047)	(1,944,335)

PROVISION (BENEFIT) FOR INCOME TAXES	—	—	—	—

NET LOSS	(373,842)	(874,702)	(925,047)	(1,944,335)

PREFERRED DIVIDENDS	33,420	37,437	89,550	132,911

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(407,262)	$(912,139)	$(1,014,597)	$(2,077,246)

NET LOSS PER SHARE
BASIC	$(0.00)	$(0.01)	$(0.00)	$(0.01)
DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	645,938,541	147,419,740	548,873,963	140,851,262
DILUTED	645,938,541	147,419,740	548,873,963	140,851,262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Nine Months Ended September 30, 2019
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	142,450	$142	137,512,588	$137,513	$29,532,735	$(25,492,948)	$4,177,442

Series A preferred stock dividend declared ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)

Series D preferred stock dividend declared ($0.46 per share)	—	—	—	—	(41,690)	—	(41,690)

Stock based compensation	—	—	—	—	81,370	—	81,370

Net loss	—	—	—	—	—	(343,919)	(343,919)

Balance, March 31, 2019 (unaudited)	142,450	$142	137,512,588	$137,513	$29,552,415	$(25,836,867)	$3,853,203

Series A preferred stock dividend declared ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)

Series D preferred stock dividend declared ($0.15 per share)	—	—	—	—	(13,784)	—	(13,784)

Stock based compensation	—	—	—	—	82,274	—	82,274

Net loss	—	—	—	—	—	(725,714)	(725,714)

Balance, June 30, 2019 (unaudited)	142,450	$142	137,512,588	$137,513	$29,600,905	$(26,562,581)	$3,175,979

Conversion of convertible note	—	—	35,537,150	35,537	65,379	—	100,916

Series A preferred stock dividend declared ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)

Series D preferred stock dividend declared ($0.19 per share)	—	—	—	—	(17,437)	—	(17,437)

Stock based compensation	—	—	—	—	83,178	—	83,178

Discount on note	—	—	—	—	102,293	—	102,293

Net loss	—	—	—	—	—	(874,702)	(874,702)

Balance, September 30, 2019 (unaudited)	142,450	$142	173,049,738	$173,050	$29,814,318	$(27,437,283)	$2,550,227

	Nine Months Ended September 30, 2020

Balance, December 31, 2019	142,450	$142	419,638,507	$419,648	$30,088,492	$(35,616,328)	$(5,108,046)

Conversion of convertible note	—	—	78,857,470	78,857	10,165	—	89,022

Exchange debt-for-equity	2,597	3	—	—	259,695	—	259,698

Series A preferred stock dividend declared ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)

Series D preferred stock dividend declared ($0.10 per share)	—	—	—	—	(9,025)	—	(9,025)

Series F preferred stock dividend declared ($0.28 per share)	—	—	—	—	(473)	—	(473)

Stock based compensation	—	—	—	—	111,248	—	111,248

Derivative settlement	—	—	—	—	80,357	—	80,357

Other - RegA Investor Funds	1,391	1	—	—	34,774	—	34,775

Net loss	—	—	—	—	—	(128,820)	(128,820)

Balance, March 31, 2020 (unaudited)	146,438	$146	498,495,977	$498,505	$30,555,233	$(35,745,148)	$(4,691,264)

Conversion of convertible note	—	—	147,442,564	147,442	55,476	—	202,918

Series A preferred stock dividend declared ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)

Series D preferred stock dividend declared ($0.06 per share)	—	—	—	—	(5,562)	—	(5,562)

Series F preferred stock dividend declared ($0.66 per share)	—	—	—	—	(1,070)	—	(1,070)

Stock based compensation	—	—	—	—	117,128	—	117,128

Derivative settlement	—	—	—	—	258,748	—	258,748

Other - RegA Investor Funds	240	1	—	—	8,499	—	8,500

Net loss	—	—	—	—	—	(422,385)	(422,385)

Balance, June 30, 2020 (unaudited)	146,678	147	645,938,541	645,947	30,968,452	(36,167,533)	(4,552,987)

Series A preferred stock dividend declared ($2.00 per share)	—	—			(20,000)	—	(20,000)

Series D preferred stock dividend declared ($0.13 per share)	—	—			(12,116)	—	(12,116)

Series F preferred stock dividend declared ($0.54 per share)	—	—			(1,304)	—	(1,304)

Stock based compensation	—	—			116,289	—	116,289

Other - RegA Investor Funds	782	—			17,050	—	17,050

Net loss	—	—	—	—	—	(373,842)	(373,842)

Balance, September 30, 2020 (unaudited)	147,460	$147	645,938,541	$645,947	$31,068,371	$(36,541,375)	$(4,826,910)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(925,047)	$(1,944,335)
Adjustment to reconcile net loss to net cash
(used in) operating activities
Bad debt expense	41,073	4,668
Depreciation and amortization	95,560	764,684
Non-cash compensation expense	344,665	246,822
Amortization of Beneficial Conversion Feature	—	79,366
Gain on derivative liability valuation	(131,018)	(121,390)
Derivative expense	260,140	265,404
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	287,604	(245,508)
Prepaid expenses and other assets	(4,865)	21,747
Costs in excess of billings	4,487	72,518
Lease deposit	—	4,000
Accounts payable	(370,921)	(83,345)
Accrued expenses	(183,850)	(129,996)
Change in lease obligation	—	(19,368)
Customer Deposits	(720,113)	566,539
Deferred income	—	(327,712)

NET CASH USED IN OPERATING ACTIVITIES	(1,302,285)	(845,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(5,252)	(2,104)

NET CASH USED IN INVESTING ACTIVITIES	(5,252)	(2,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligation	(20,654)	(6,000)
Payment of dividend	(21,152)	(24,142)
Conversion of Debt for Equity	—	—
Proceeds from issuance of preferred stock	60,325
Proceeds on line of credit, net	(63,709)	211,119
Principal payments on debt, third party	(91,000)	53,500
Proceeds from issuance of notes payable	—	450,000
Principal payments on term loan	(78,917)	(493,081)
Proceeds from issuance of term loan	780,680	625,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	565,573	816,396

NET INCREASE / (DECREASE) IN CASH	(741,964)	(31,614)

CASH, BEGINNING OF PERIOD	819,328	116,312

CASH, END OF PERIOD	$77,364	$84,698

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$193,864	$123,223
Taxes paid	$—	$—

Non-cash financing activities:
Conversion of notes payable to common stock	$291,940	$105,059
Exchange of Debt-to-Equity (Preferred)	$259,698	$—
Derivative settlement	$339,105	$—
Right of use assets	$70,511	$306,210
Derivative discount	$127,273	$371,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2020

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

Going Concern

The accompanying Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying Consolidated Financial Statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raise additional capital. Historically, the Company has obtained funds from investors since its inception through sales of our securities. The Company will also seek to generate additional working capital from increasing sales from its data sciences, creative, website development and digital advertising service offerings, and continue to pursue its business plan and purposes.

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

The Consolidated Financial Statements include the Company and its wholly owned subsidiaries, CLWD Operations, Inc., a Delaware corporation (“CLWD Operations”), Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), WebTegrity, Inc., a Nevada corporation (“WebTegrity”), Data Propria, Inc., a Nevada corporation (“Data Propria”), Parscale Media, LLC, a Texas limited liability company (“Parscale Media”), and Giles Design Bureau, Inc., a Nevada corporation (“Giles Design Bureau”). All significant inter-company transactions are eliminated in consolidation.

Reclassifications

Certain prior periods have been recast to reflect current period presentation. During the quarter ended September 30, 2020 we began to recognize cost of revenue in the statement of operation. All prior periods have been recast to reflect this change.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contractual terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at September 30, 2020 and December 31, 2019 are $75,516 and $118,589 respectively.

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement renewed automatically for another twelve months. The proceeds from the facility are determined by the amounts we invoice our customers. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in CLWD Operations’ assets, and therefore, we will need to obtain such third-party lender’s written consent to obligate CLWD Operations’ further or pledge its assets against additional borrowing facilities. Because of this position, it may be difficult for CLWD Operations to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. As of September 30, 2020, the balance due from this arrangement was $242,082.

On October 19, 2017, Parscale Digital entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $500,000. The proceeds from the facility are determined by the amounts we invoice our customers. The Company evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in Parscale Digital, and therefore, we will need to obtain such third-party lender’s written consent to obligate Parscale Digital further or pledge its assets against additional borrowing facilities. Because of this position, it may be difficult for the Company to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. On April 12, 2018, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $250,000, to a total of $750,000. As of September 30, 2020, the balance due from this arrangement was $55,212.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into 12-month agreements wherein amounts due from our customers were pledged to a third-party, in exchange for borrowing facilities in amounts up to a total of $150,000, $150,000 and $600,000, respectively. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of these facilities, the third-party lender had a first priority security interest in the respective entities, and, therefore, we would need to obtain such third-party lender’s written consent to obligate the entities further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the entities to secure additional secured borrowing facilities. The cost of this secured borrowing facilities is 0.056%, 0.056% and 0.049%, respectively, of the daily balance. These three borrowing facilities had an expiration date of August 22, 2020 and were not renewed. As of September 30, 2020, the combined balance due from these arrangement was zero.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of nine months or less to be cash equivalents. As of September 30, 2020, the Company held cash and cash equivalents in the amount of $77,364, which was held in the Company’s operating bank accounts. Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $30,598 and $32,305 for the nine months ended September 30, 2020 and 2019, respectively.

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of our income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations includes digital advertising revenue. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 606, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work on the balance sheet as costs in excess of billings. The terms of services contracts generally are for periods of less than one year. The deferred revenue and customer deposits as of September 30, 2020, and December 31, 2019 were $1,360,649 and $2,080,762, respectively. The costs in excess of billings as of September 30, 2020 and December 31, 2019 was $17,119 and $21,606, respectively.

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were zero for the nine months ended September 30, 2020 and 2019.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $117,691 and $4,797 for the nine months ended September 30, 2020 and 2019, respectively.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2020 and December 31, 2019, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

ASC Topic 820 established a nine-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2020 and December 31, 2019:

September 30, 2020	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

Liabilities
Derivative liability	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

Liabilities
Derivative liability	$—	$—	$342,850	$342,850
Total liabilities measured at fair value	$—	$—	$342,850	$342,850

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

The impairment test conducted by the Company includes a nine-step approach to determine whether it is more likely than not that impairment exists. If it is determined, after step one, that it is not more likely than not, that impairment exists, then no further analysis is conducted. The nine steps are as follows:

1.	Based on the totality of qualitative factors, determine whether the carrying amount of the intangible asset may not be recoverable. Qualitative factors and key assumptions reviewed include the following:

●	Increases in costs, such as labor, materials or other costs that could negatively affect future cash flows. The Company assumed that costs associated with labor, materials, and other costs should be consistent with fair market levels. If the costs were materially higher than fair market levels, then such costs may adversely affect the future cash flows of the Company or reporting units.

●	Financial performance, such as negative or declining cash flows, or reductions in revenue may adversely affect recoverability of the recorded value of the intangible assets. During our analysis, the Company assumes that revenues should remain relatively consistent or show gradual growth month-to-month and quarter-to-quarter. If we report revenue declines, instead of increases or flat levels, then such condition may adversely affect the future cash flows of the Company or reporting units.

●	Legal, regulatory, contractual, political, business or other factors that could affect future cash flows. During our analysis, the Company assumes that the legal, regulatory, political or business conditions should remain consistent, without placing material pressure on the Company or any of its reporting units. If such conditions were to become materially different than what has been experienced historically, then such conditions may adversely affect the future cash flows of the Company or reporting units.

●	Entity-specific events such as losses of management, key personnel, or customers, may adversely affect future cash flows. During our analysis, the Company assumes that members of management, key personnel, and customers will remain consistent period-over-period. If not effectively replaced, the loss of members of management and key employees could adversely affect operations, culture, morale and overall success of the company. In addition, if material revenue from key customers is lost and not replaced, then future cash flows will be adversely affected.

●	Industry or market considerations, such as competition, changes in the market, changes in customer dependence on our service offerings, or obsolescence could adversely affect the Company or its reporting units. We understand that the markets we serve are constantly changing, requiring us to change with them. During our analysis, we assume that we will address new opportunities in service offering and industries served. If we do not make such changes, then we may experience declines in revenue and cash flow, making it difficult to re-capture market share.

●	Macroeconomic conditions such as deterioration in general economic conditions or limitations on accessing capital could adversely affect the Company. During our analysis, we acknowledge that macroeconomic factors, such as the economy, may affect our business plan because our customers may reduce budgets for our services. If there are material declines in the economy, which lead to reductions in revenue then such conditions may adversely affect the Company.

2.	Compare the carrying amount of the intangible asset to the fair value.

3.	If the carrying amount is greater than the fair value, then the carrying amount is reduced to reflect fair value.

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

Goodwill and Intangible assets are comprised of the following, presented as net of amortization:

	September 30, 2020
	Parscale Digital	WebTegrity	CloudCommerce	Total
Customer list	$—	$7,161	$—	$7,161
Non-compete agreement	—	—	—	—
Domain name and trademark	—	—	26,754	26,754
Brand name	—	130,000	—	130,000
Goodwill	—	430,000	—	430,000
Total	$—	$567,161	$26,754	$593,915

	December 31, 2019
	Parscale Digital	WebTegrity	CloudCommerce	Total
Customer list	$—	$71,606	$—	$71,606
Non-compete agreement	—	—	—	—
Domain name and trademark	—	—	27,271	27,271
Brand name	—	130,000	—	130,000
Goodwill	—	430,000	—	430,000
Total	$—	$631,606	$27,271	$658,877

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

Concentrations of Business and Credit Risk

The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk. The Company typically offers its customers credit terms. The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral. In the event of nonpayment, the Company has the ability to terminate services. As of September 30, 2020, the Company held cash and cash equivalents in the amount of $77,364, which was held in the operating bank accounts. Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000. For further discussion on concentrations see footnote 14.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the nine months ended September 30, 2020, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2020 based on the grant date fair value estimated. Stock-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2020 is based on awards ultimately expected to vest or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the nine months ended September 30, 2020 and 2019 were $344,665 and $246,822, respectively.

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

For the nine months ended September 30, 2020, the Company has excluded 216,242,922 shares of common stock underlying options, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 90,000 Series D Preferred shares convertible into 225,000,000 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock and 18,136,300 shares of common stock underlying $181,363 in convertible notes, because their impact on the loss per share is anti-dilutive.

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

Management reviewed accounting pronouncements issued during the quarter ended September 30, 2020, and no pronouncements were adopted during the period.

Management reviewed accounting pronouncements issued during the year ended December 31, 2019, and the following pronouncements were adopted during the period.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees recognize a right-of-use asset and a lease liability for all of their leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases must be classified as either operating or finance. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will result in a front-loaded pattern, similar to current capital leases. We adopted Topic 842 effective January 1, 2019 and elected certain available transitional practical expedients. This adoption resulted in right-of-use assets, in the amount of $352,943 and operating lease liability, in the amount of $352,943, to be added to the December 31, 2019 balance sheet. These additions are the result of an office lease in San Antonio. In the prior year, the Company disclosed capital lease obligations, which has been changed to finance lease obligation in the current year, as a result of this adoption. As of September 30, 2020, and December 31, 2019, the finance lease obligation totaled zero and $20,654, respectively.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized. For the nine months ended September 30, 2020, we used the federal tax rate of 21% in our determination of the deferred tax assets and liabilities balances.

For the nine months ended
September 30, 2020
Current tax provision:
Federal
Taxable income	$—
Total current tax provision	$—

Deferred tax provision:
Federal
Loss carryforwards	$3,339,113
Change in valuation allowance	(3,339,113)
Total deferred tax provision	$—

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
17

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

Creative Design – Giles Design Bureau

We provide branding and creative design services, which we believe, set apart our clients from their competitors and establish them in their specific markets. We believe in showcasing our clients’ brands uniquely and creatively to infuse the public with curiosity to learn more. We classify revenue as creative design that includes branding, photography, copyrighting, printing, signs and interior design. Contracts are generated to assure both the company and the client are committed to partnership and both agree to the defined terms and conditions and are typically less than one year. The Company recognizes revenue when performance obligations are met, usually when creative design services obligations are complete, when the hours are recorded, designs are presented, website themes are complete, or any other criteria as mutually agreed.

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

During the nine months ended September 30, 2020 and 2019, we included $4,518,054 and $5,385,924 respectively, in revenue, related to reimbursable costs.

The deferred revenue and customer deposits as of September 30, 2020 and December 31, 2019 were $1,360,649 and $2,080,762, respectively.

For the nine months ended September 30, 2020 and 2019 (unaudited), revenue was disaggregated into the five categories as follows:

	Nine months ended September 30, 2020 (unaudited)			Nine months ended September 30, 2019 (unaudited)
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Data Sciences	$490,195	$—	$490,195	$844,052	$14,400	$858,452
Design	1,891,221	—	1,891,221	1,503,778	624	1,504,402
Development	284,613	—	284,613	1,326,802	29,620	1,356,422
Digital Advertising	5,093,191	3,640	5,096,831	2,082,378	152,860	2,235,238
Other	256,944	—	256,944	892,891	28,524	921,415
Total	$8,016,163	$3,640	$8,019,804	$6,649,901	$226,028	$6,875,929

4.    LIQUIDITY AND OPERATIONS

The Company had a net loss of $925,047 for the nine months ended September 30, 2020, and $1,944,335 for the nine months ended September 30, 2019, and net cash used in operating activities of $1,302,285 and $845,906, in the same periods, respectively.

As of September 30, 2020, the Company had a short-term borrowing relationship with nine lenders. The lenders provided short-term and long-term financing under a secured borrowing arrangement, using our accounts receivable as collateral, disclosed in footnote 7, as well as convertible notes disclosed in footnote 8. As of September 30, 2020, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

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

5. BUSINESS ACQUISITIONS

Parscale Creative, Inc.

On August 1, 2017, the Company completed the acquisition of Parscale Creative, Inc., (“Parscale Creative”) through a merger agreement with the surviving entity, the Company’s wholly owned subsidiary, Parscale Digital, Inc., (“Parscale Digital”), surviving the merger. The total purchase price of $7,945,000, was paid in the form of the issuance of ninety thousand (90,000) shares of the Company's Series D Convertible Preferred Stock, at a liquidation preference of one hundred dollars ($100) per share, plus dividend payments based on 5% of adjusted revenue of Parscale Digital. Adjusted revenue is defined as total revenue, minus digital marketing media buys. Based on the growth of Parscale Digital, the actual amount of the dividend payments is estimated to be in the range of $850,000 and $1,300,000, over 36 months, if we achieve 0.5% to 3% monthly adjusted revenue growth. The dividend payments are recorded as a reduction to additional paid in capital. During the nine months ended September 30, 2020, we did not pay any dividend related to the Series D Convertible Preferred stock, and as of September 30, 2020, the accrued balance of the Series D Preferred dividend payable was $237,664. At the closing of the acquisition, Brad Parscale, the 100% owner of Parscale Creative, was appointed to the Company’s Board of Directors. The Company assumed net liabilities of $535,000, related to this acquisition.

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

WebTegrity, LLC

On November 15, 2017, the Company completed the acquisition of WebTegrity. As of that date, the Company’s operating subsidiary, Parscale Digital, Inc., merged with WebTegrity and the name of the combined subsidiary remained unchanged as Parscale Digital. The total purchase price of $900,000, was paid in the form of the issuance of ten thousand (10,000) shares of the Company's Series E Convertible Preferred Stock, at a liquidation preference of one hundred dollars ($100) per share. On April 16, 2018, we organized WebTegrity as a Nevada corporation, and split WebTegrity from Parscale Digital.

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

Parscale Media, LLC

On August 1, 2017, the Company entered into a purchase agreement with Brad Parscale, to purchase Parscale Media, LLC, a website hosting business. Under the terms of the agreement, the Company agreed to pay Mr. Parscale $1,000,000 in cash, upon closing the transaction, but in no event later than January 1, 2018.

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

Domain Name

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202. We use the domain as the main landing page for the Company. The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet. As of September 30, 2020, we determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

Trademark

On September 22, 2015, the Company purchased the trademark rights to “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000. The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet. The trademark expires in 2020 and may be renewed for an additional 10 years. As of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense. For the nine months ended September 30, 2020 and 2019, the Company included $517 and $517, respectively, in depreciation and amortization expense related to this trademark. As of September 30, 2020, the balance on this intangible asset was $6,552.

Non-Compete Agreements

In connection with the Company’s August 1, 2017, acquisition of Parscale Creative, Brad Parscale agreed to certain non-compete provisions, for a period of nine years. The Company has placed a value on this non-compete agreement at $280,000, amortized over a period of 36 months. For the years ended December 31, 2019 and 2018 we have included $93,333 and $93,333 in amortization expense related to this non-compete agreement. During our annual impairment analysis, we determined that the intangible assets of Parscale Creative were impaired. Therefore, as of December 31, 2019, the remaining balance of this intangible asset of $54,444 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of September 30, 2020, the balance on this intangible asset was zero.

Customer List

On August 1, 2017, the Company acquired Parscale Creative, and has calculated the value of the customer list acquired at $2,090,000, with a useful life of 3 years. During the year ended December 31, 2019, the Company performed our annual impairment analysis and we determined that the intangible assets of Parscale Creative were impaired. Therefore, as of December 31, 2019, the remaining balance of this intangible asset of $386,879 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of December 31, 2019, the balance on this intangible asset was zero.

On November 15, 2017, the Company acquired WebTegrity, and has calculated the value of the customer list acquired at $280,000, with a useful life of 3 years. For the years ended September 30, 2020 and 2019, we included $64,445 and $64,446 in depreciation and amortization expense related to the customer list, and as of September 30, 2020, the remaining balance of this intangible asset was $7,161.

On February 1, 2018, the Company acquired Parscale Media, and has calculated the value of the customer list acquired at $400,000, with a useful life of 3 years. During the year ended December 31, 2019, the Company performed our annual impairment analysis and we determined that the intangible assets of Parscale Media were impaired. Therefore, as of December 31, 2019, the remaining balance of this intangible asset of $144,445 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of December 31, 2019, the balance of this intangible asset was zero.

Brand Name

On August 1, 2017, the Company acquired Parscale Creative, and has calculated the value of the brand name at $1,930,000, which is included in other assets on the balance sheet. As of September 30, 2020, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life. In evaluating whether this brand had an indefinite useful life, the Company considered the following criteria:

o	Expected use – We expected to retain the name and brand, leveraging the good reputation and client following. The name Parscale was revered in the digital advertising space.
o	Expected useful life of related group – The Parscale name does not relate to another intangible asset or
22

group of intangible assets. Therefore, this criterion was not considered.

o	Limits to useful life – There was no legal, regulatory, or contractual limitation to this intangible asset’s life.
o	Historical experience – The Company has experience with intangible assets, both definite and indefinite lived, in extending the life of the asset. However, this asset does not require an extension or renewal, in order for it to remain on our balance sheet.
o	Effects of other factors – The Company did consider this in evaluating the useful life. Given the political and media climate in the country, there is a chance that the Parscale name could be harmed. The factor that we evaluated was whether that harm could affect the reputation and quality clients came to rely upon. We came to the conclusion that even if the political or media climate diminished the Parscale name, our client base is dedicated to the name, and not swayed by politics or media coverage. In addition, there is a large group of clients who find more appeal to the Parscale name, because of political or media pressure.
o	Maintenance required – There is no maintenance expenditure to obtain future cash flows. Therefore, this criterion was not taken into consideration.

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

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the brand name at $130,000, which is included in other assets on the balance sheet. As of September 30, 2020, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life. In evaluating whether this brand had an indefinite useful life, the Company considered the following criteria:

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

On February 1, 2018, the Company acquired Parscale Media, and have calculated the value of the brand name at $100,000, which is included in other assets on the balance sheet. As of September 30, 2020, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life. In evaluating whether this brand had an indefinite useful life, the Company considered the following criteria:

o	Expected use – We expected to retain the name and brand, leveraging the good reputation and client following. Many of the digital advertising clients also relied upon Parscale Media to provide hosting services, so the Parscale name was very synonymous with dependability and quality.
23

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

The Company’s intangible assets consist of the following:

	September 30, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	$280,000	$(272,839)	$7,161	$280,000	$(208,394)	$71,606
Non-compete agreement	—	—	—	—	—	—
Domain name and trademark	30,201	(3,447)	26,754	30,201	(2,930)	27,271
Brand name	130,000	—	130,000	130,000	—	130,000
Goodwill	430,000	—	430,000	430,000	—	430,000
Total	$870,201	$(276,286)	$593,915	$870,201	$(211,324)	$658,877

Total amortization expense charged to operations for the nine months ended September 30, 2020, and 2019 were $64,962 and $732,379, respectively. The following table of remaining amortization of finite life intangible assets, for the years ended December 31, includes the intangible assets acquired, in addition to the CloudCommerce trademark:

24

2020	$7,333
2021	690
2022	690
2023	690
Thereafter	4,310
Total	$13,713

7. CREDIT FACILITIES

Lines of Credit

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement renewed automatically for another twelve months. The proceeds from the facility are determined by the amounts we invoice our customers. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in CLWD Operations, and therefore, we will need to obtain such third-party lender’s written consent to obligate CLWD Operations further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for CLWD Operations to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the nine months ended September 30, 2020 and 2019, the Company included $16,310 and $1,745, respectively, in interest expense, related to this secured borrowing facility, and as of September 30, 2020 and December 31, 2019, the outstanding balances were $242,082 and $5,228, respectively.

On October 19, 2017, Parscale Digital entered into a 12 month agreement with a third party to sell the rights to amounts due from our customers, in exchange for a borrowing facility in amounts up to a total of $500,000. The agreement was amended on April 12, 2018, which increased the allowable borrowing amount by $250,000, to a maximum of $750,000. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of this facility, the third party lender has a first priority security interest in Parscale Digital, and therefore, we will need to obtain such third party lender’s written consent to obligate it further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for Parscale Digital to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the nine months ended September 30, 2020 and 2019, the Company included $39,883 and $59,557, respectively, in interest expense, related to this secured borrowing facility, and as of September 30, 2020 and December 31, 2019, the outstanding balances were $55,212 and $258,646, respectively. This borrowing facility expired on October 19, 2020 and was not renewed.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into a 12 month agreements with a third party to sell the rights to amounts due from our customers, in exchange for borrowing facilities in amounts up to a total of $150,000, $150,000 and $600,000, respectively. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of these facilities, the third party lender has a first priority security interest in the respective entities, and therefore, we would be required to obtain such third party lender’s written consent to obligate the entities further or pledge their assets against additional borrowing facilities The cost of these secured borrowing facilities are 0.056%, 0.056% and 0.049%, respectively, of the daily balance. During the nine months ended September 30, 2020 and 2019, the Company included $65,752 and $87,661, respectively, in interest expense, related to these secured borrowing facilities, and as of September 30, 2020 and December 31, 2019, the combined outstanding balances were zero and $213,088, respectively. These three borrowing facilities had an expiration date of August 22, 2020 and were not renewed.

8.    CONVERTIBLE NOTES PAYABLE

During fiscal year 2019, the Company issued convertible promissory notes with variable conversion prices, as outlined below. The conversion prices for each of the notes is tied to the trading price of the Company’s common stock. Because of the fluctuation in stock price, the Company is required to report derivative gains and losses each quarter, which was included in earnings, and an overall derivative liability balance on the balance sheet, beginning during the quarter ended September 30, 2019. The Company also records a discount related to the convertible notes, which reduces the outstanding balance of the total amount due and presented as a net outstanding balance on the balance sheet. As of September 30, 2020, the balance of the discount was zero. The discount is amortized throughout the term of the notes and included in interest expense. For the quarter ended September 30, 2020, the amount of amortization related to the discount, included in interest expense was zero.

On March 25, 2013, the Company issued a convertible promissory note (the “March 2013 Note”) in the amount of up to $100,000, at which time we received an initial advance of $50,000 to cover operational expenses. The lender, a related party, advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004 per share. The March 2013 Note bore interest at a rate of 10% per year and matured on March 25, 2018. On May 23, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. On April 17, 2018, the lender converted $16,000 of the outstanding balance and accrued interest of $8,106 into 6,026,301 shares of common stock. On June 23, 2020, the lender converted $50,000 of the outstanding balance and accrued interest of $36,260 into 21,565,068 shares of common stock. The balance of the March 2013 Note, as of September 30, 2020 was zero.

On April 20, 2018, the Company issued a convertible promissory note (the “April 2018 Note”) in the amount of up to $200,000, at which time we received an initial advance of $200,000 to cover operational expenses. The terms of the April 2018 Note, as amended, allow the lender, a related party, to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.01 per share. The April 2018 Note bears interest at a rate of 5% per year and matures on April 20, 2021. During the year ended December 31, 2018, it was determined that the April 2018 Note offered a conversion price which was lower than the market price, and therefore included a beneficial conversion feature. The Company included the amortization of this beneficial conversion feature in interest expense in the amount of $139,726 during the year ended December 31, 2018, and $60,274 during the year ended December 31, 2019. During the year ended December 31, 2019, it was determined that the conversion feature of the April 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the April 2018 Note. The fair value of the April 2018 Notes has been determined by using the Binomial lattice formula from the effective date of the note. On June 23, 2020, the lender converted $38,894 of the outstanding balance and accrued interest of $4,236 into 4,313,014 shares of common stock. The balance of the April 2018 Note, as of September 30, 2020, was $181,363, which includes $20,257 of accrued interest.

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

On May 2, 2019 the Company issued a convertible promissory note (the “May 2, 2019 Note”) in the amount of $48,500 at which time the Company received $45,000, and the remaining $3,500 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The May 2, 2019 Note bore interest at a rate of 10% per year, had a maturity date of May 2, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the lowest trading price during the 15 trading days prior to conversion. The conversion feature of the May 2, 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the May 2, 2019 Note. The fair value of the May 2, 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the note. During the quarter ended March 31, 2020, the lender converted $40,772 principal and fees into 39,200,000 shares. During the quarter ended June 30, 2020, the lender converted $13,578 principal, interest and fees into 22,258,360 shares, leaving a balance of zero.

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

On July 16, 2019 the Company issued a convertible promissory note (the “July 16, 2019 Note”) in the amount of $43,000 at which time the Company received $40,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The July 16, 2019 Note bore interest at a rate of 10% per year, had a maturity date of July 10, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the lowest trading price during the 15 trading days prior to conversion. Because the conversion feature of the July 16, 2019 Note was not available to the lender, as of September 30, 2020, the July 16, 2019 Note was not considered a derivative. The Company will include the July 16, 2019 Note in the valuation and accounting for derivatives once the 180 days conversion restriction period expires. During the quarter ended June 30, 2020, the lender converted $52,300 principal, interest and fees into 91,500,000 shares, leaving a balance of zero.

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

On December 2, 2019 the Company issued a convertible promissory note (the “December 2, 2019 Note”) in the amount of $38,000 at which time the Company received of $35,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The December 2, 2019 Note bore interest at a rate of 10% per year, had a maturity date of December 2, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. Because the conversion feature of the December 2, 2019 Note was not available to the lender, as of December 31, 2019, the December 2, 2019 Note was not considered a derivative. On June 1, 2020, the Company repaid the remaining balance of the December 2, 2019 note, of $55,824, which includes principal, interest and prepayment penalty, leaving a balance of zero. The prepayment penalty of $16,528 was included in interest expense for the quarter ended June 30, 2020.

On December 5, 2019 the Company issued a convertible promissory note (the “December 5, 2019 Note”) in the amount of $53,000 at which time the Company received of $50,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The December 5, 2019 Note bore interest at a rate of 10% per year, had a maturity date of December 5, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. Because the conversion feature of the December 5, 2019 Note was not available to the lender, as of December 31, 2019, the December 5, 2019 Note was not considered a derivative. On June 3, 2020, the Company repaid the remaining balance of the December 2, 2019 note, of $77,859, which includes principal, interest and prepayment penalty, leaving a balance of zero. The prepayment penalty of $22,988 was included in interest expense for the quarter ended June 30, 2020.

9.    NOTES PAYABLE

Related Party Notes Payable

On August 3, 2017, the Company issued a promissory note (the “August 3, 2017 Note”) in the amount of $25,000, at which time the entire balance of $25,000 was received to cover operational expenses. The August 3, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 3, 2017 Note, as of September 30, 2020 is $28,952, which includes $3,952 of accrued interest.

On August 15, 2017, the Company issued a promissory note (the “August 15, 2017 Note”) in the amount of $34,000, at which time the entire balance of $34,000 was received to cover operational expenses. The August 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 15, 2017 Note, as of September 30, 2020 is $39,319 which includes $5,319 of accrued interest.

On August 28, 2017, the Company issued a promissory note (the “August 28, 2017 Note”) in the amount of $92,000, at which time the entire balance of $92,000 was received to cover operational expenses. The August 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 28, 2017 Note, as of September 30, 2020 is $106,228 which includes $14,228 of accrued interest.

On September 28, 2017, the Company issued a promissory note (the “September 28, 2017 Note”) in the amount of $63,600, at which time the entire balance of $63,600 was received to cover operational expenses. The September 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the September 28, 2017 Note, as of September 30, 2020 is $73,166, which includes $9,566 of accrued interest.

On October 11, 2017, the Company issued a promissory note (the “October 11, 2017 Note”) in the amount of $103,500, at which time the entire balance of $103,500 was received to cover operational expenses. The October 11, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 11, 2017 Note, as of September 30, 2020 is $118,883, which includes $15,383 of accrued interest.

On October 27, 2017, the Company issued a promissory note (the “October 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The October 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 27, 2017 Note, as of September 30, 2020 is $121,522, which includes $15,522 of accrued interest.

On November 15, 2017, the Company issued a promissory note (the “November 15, 2017 Note”) in the amount of $62,000, at which time the entire balance of $62,000 was received to cover operational expenses. The November 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 15, 2017 Note, as of September 30, 2020 is $70,918, which includes $8,918 of accrued interest.

On November 27, 2017, the Company issued a promissory note (the “November 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The November 27, 2017

Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 27, 2017 Note, as of September 30, 2020 is $121,072, which includes $15,072 of accrued interest.

On December 19, 2017, the Company issued a promissory note (the “December 19, 2017 Note”) in the amount of $42,000, at which time the entire balance of $42,000 was received to cover operational expenses. The December 19, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the December 19, 2017 Note, as of September 30, 2020 is $47,845, which includes $5,845 of accrued interest.

On January 3, 2018, the Company issued a promissory note (the “January 3, 2018 Note”) in the amount of $49,000, at which time the entire balance of $49,000 was received to cover operational expenses. The January 3, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 3, 2018 Note, as of September 30, 2020 is $55,719, which includes $6,719 of accrued interest.

As of September 30, 2020, and December 31, 2019, the notes payable due to related parties totaled $783,626 and $1,018,524, respectively.

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

Third Party Notes Payable

On June 29, 2018, the Company issued a promissory note (the “June 2018 Note”), in the amount of $750,000, at which time the Company received $735,000. The remaining $15,000 was retained by the lender as an origination fee. On February 28, 2019 the promissory note was refinanced, and the balance increased to $1,000,000 (the “February 28, 2019 Note”). As of the date of closing the lender withheld $25,443 from the $375,000 balance increase as an origination fee, netting $349,557 to the Company, and on April 3, 2019 the Company received the remaining $250,000. The February 28, 2019 Note bears interest at a rate of 18% per year and is amortized over 12 months. During the nine months ended September 30, 2020, the Company made payments totaling $142,735, and included $63,818 in interest expense related to this note. As of September 30, 2020, the outstanding balance on the February 28, 2019 Note was $428,002. The company is not in default on this note.

On May 5, 2020, the Company issued a promissory note (the “May 2020 Note”) in the amount of $780,680, at which time the entire balance of $780,680 was received to cover payroll and other operating expenses. This May 2020 Note was issued through the Small Business Administration Paycheck Protection Program (the “PPP Program”), and bears interest at a rate of 1% per year. The PPP Program loans allow a deferment period of 6 months, which would require payments to be made starting November 5, 2020. Although we anticipate that this loan will be forgiven, based on the terms of the PPP Program, we have included the balance on the Balance Sheet as Notes Payable. As of September 30, 2020, the balance on the May 2020 Note was $783,846, which includes $3,166 of accrued interest.

10.  DERIVATIVE LIABILITIES

During the prior year, the Company determined that the convertible notes outstanding as of December 31, 2019 contained embedded derivative instruments as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40. During the quarter ended June 30,

2020, all convertible notes that contained embedded derivative instruments were converted, leaving a derivative liability balance of zero. As of September 30, 2020, the Company had a single convertible note (see footnote 8), which is convertible at a fixed price and therefore does not contain an embedded derivative.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model. The balance of the fair value of the derivative liability as of June 30, 2020 and December 31, 2019 is as follows:

Balance at December 31, 2019	$342,850
Additions due to new convertible notes	127,273
Reduction due to conversions and adjustments	(339,105)
Mark-to-market adjustment	(131,018)
Balance at September 30, 2020	$—

During the nine months ended September 30, 2020 and 2019, the Company incurred losses of $0 and $0, respectively, on the conversion of convertible notes. In connection with the convertible notes, for the nine months ended September 30, 2020 and 2019, the Company recorded $9,295 and $31,168, respectively, of interest expense and $260,140 and $113,970, respectively, of debt discount amortization expense. As of September 30, 2020, and December 31, 2019, the Company had approximately zero and $57,964, respectively, of accrued interest related to the convertible notes that contained embedded derivative.

11.  CAPITAL STOCK

At September 30, 2020 and December 31, 2019, the Company’s authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders. As of the date of this report, the Board has designated Series A, Series B, Series C, Series D, Series E, Series F, and Series G Preferred Stock.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefor, at the rate of $8 per share annually, payable in preference and priority to any payment of any dividend on the common stock. As of September 30, 2020, the Company has 10,000 shares of Series A Preferred Stock outstanding. During the nine months ended September 30, 2020 and 2019, we paid dividends of $20,000 and $20,000, respectively, to the holders of Series A Preferred stock. As of September 30, 2020, the balance owed on the Series A Preferred stock dividend was $120,000.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock has a stated value of $100. The Series B Preferred Stock is convertible into shares of the Company's common stock in amount determined by dividing the stated value by a conversion price of $0.004 per share. The Series B Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series B Preferred Stock. As of September 30, 2020, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $100. The Series C Preferred Stock is convertible into shares of the Company's common stock by dividing the stated value by a conversion price of $0.01 per share. The Series C Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series C Preferred Stock. As of September 30, 2020, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock has a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue shall mean the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. The Series D Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series D Preferred Stock. As of September 30, 2020, the Company had 90,000 shares of Series D Preferred Stock outstanding. During the nine months ended September 30, 2020, and 2019, we paid dividends of zero, and zero respectively, to the holders of Series D Preferred stock. As of September 30, 2020, the balance owed on the Series D Preferred stock dividend was $237,664, $12,116 of which relates to the quarter ended September 30, 2020.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock has a stated value of $100. The Series E Preferred Stock is convertible into shares of the Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.05 per share. The Series E Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series E Preferred Stock. As of September 30, 2020, the Company has 10,000 shares of Series E Preferred Stock outstanding.

Series F Preferred

The Company has designated 800,000 shares of its preferred stock as Series F Preferred Stock. Each share of Series F Preferred Stock has a stated value of $25. The Series F Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series F Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the Company’s common stock. The Series F Preferred Stock does have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation. To the extent it may lawfully do so, the Company may, in its sole discretion, after the first anniversary of the original issuance date of the Series F Preferred Stock, redeem any or all of the then outstanding shares of Series F Preferred Stock at a redemption price of $25 per share plus any accrued but unpaid dividends. The Series F Preferred Stock is being offered in connection with the Company’s offering under Regulation A under the Securities Act of 1933, as amended. As of September 30, 2020, the Company had 2,413 shares of Series F Preferred Stock outstanding.

Series G Preferred

On February 6, 2020, the Company designated 2,600 shares of its preferred stock as Series G Preferred Stock. Each share of Series G Preferred Stock has a stated value of $100. The Series G Preferred Stock is convertible into shares of the Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.0019 per share. The Series G Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series G Preferred Stock. As of September 30, 2020, the Company had 2,597 shares of Series G Preferred Stock outstanding.

12.  STOCK OPTIONS AND WARRANTS

Stock Options

On August 1, 2017, we granted non-qualified stock options to purchase up to 10,000,000 shares of our common stock to a key employee, at an exercise price of $0.01 per share. The stock options vest equally over a period of 36 months and expire August 1, 2022. These options allow the optionee to exercise on a cashless basis, resulting in no cash payment to the company upon exercise. If the optionee exercises on a cashless basis, then the above water value (difference between the option price and the fair market price at the time of exercise) is used to purchase shares of common stock. Under this method, the number of shares of common stock issued will be less than the number of options used to obtain those shares of common stock. During the quarter ended September 30, 2018, the employee exercised, on a cashless basis, 3,324,201 options, resulting in the issuance of 1,233,509 shares of common stock.

On September 18, 2017, we granted non-qualified stock options to purchase up to 1,800,000 shares of our common stock to three key employees, at an exercise price of $0.05 per share. The stock options vest equally over a period of 36 months and expire September 18, 2022. These options allow the optionee to exercise on a cashless basis, resulting in no cash payment to the company upon exercise. During the year ended December 31, 2019, two of the employees who held

1,200,000 options, collectively, left the company and the options were forfeited, and during the period ended June 30, 2020, a key employee who held 600,000 options left the Company and the options were forfeited.

On January 3, 2018, we granted non-qualified stock options to purchase up to 20,000,000 shares of our common stock to nine key employees, at an exercise price of $0.04 per share. The stock options vest equally over a period of 36 months and expire January 3, 2023. These options allow the optionee to exercise on a cashless basis, resulting in no cash payment to the Company upon exercise.

On January 17, 2020, we granted non-qualified stock options to purchase up to 283,000,000 shares of our common stock to ten key employees and nine directors, at an exercise price of $0.0019 per share. The stock options vest equally over a period of 36 months and expire January 17, 2025. These options allow the optionee to exercise on a cashless basis, resulting in no cash payment to the Company upon exercise, anytime after January 17, 2021.

On June 2, 2020, we granted non-qualified stock options to purchase up to 17,000,000 shares of our common stock to a director, at an exercise price of $0.0018 per share. The stock options vest equally over a period of 36 months and expire June 2, 2025. These options allow the optionee to exercise on a cashless basis, resulting in no cash payment to the Company upon exercise, anytime after June 2, 2021.

The Company used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock. The fair value of options granted during the nine months ending September 30, 2020 and 2019, were determined using the Black Scholes method with the following assumptions:

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Risk free interest rate	1.86%	—
Stock volatility factor	272%	—
Weighted average expected option life	5 years	—
Expected dividend yield	0%	—

A summary of the Company’s stock option activity and related information follows:

	Nine months ended September 30, 2020		Nine months ended September 30, 2019
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding - beginning of period	150,275,799	$0.0160	154,800,000	$0.017
Granted	300,000,000	$0.0018	—	—
Exercised	—	—	(3,324,201)	$0.010
Forfeited	(600,000)	—	—	—
Outstanding - end of period	449,675,799	$0.0067	151,475,799	$0.017
Exercisable at the end of period	216,242,922	$0.0116	129,108,310	$0.014
Weighted average fair value of
options granted during the period		$568,300		$800,000

As of September 30, 2020, and December 31, 2019, the intrinsic value of the stock options was approximately $1,397,950 and zero, respectively. Stock option expense for the nine months ended September 30, 2020, and 2019 were $344,665 and $246,822, respectively.

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

The weighted average remaining contractual life of options outstanding, as of September 30, 2020 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.0400	20,000,000	2.26
$0.0150	35,000,000	1.90
$0.0131	60,000,000	1.35
$0.0130	15,000,000	1.47
$0.0100	6,675,799	1.84
$0.0053	12,500,000	1.87
$0.0040	500,000	1.03
$0.0019	283,000,000	4.30
$0.0018	17,000,000	4.67
	449,675,799

Warrants

During the fiscal year ended December 31, 2019 the Company entered into a consulting agreement related to our offering under Regulation A. The Company agreed to pay a consultant a monthly fee, plus a warrant to purchase 10,000,000 shares of the Company’s capital stock on a cashless basis. The warrant was issued at a price of $0.0067 per share. As of September 30, 2020, and December 31, 2019, there were 10,000,000 and 10,000,000 warrants outstanding, respectively.

The fair value of warrants granted during the year ended December 31, 2019 and 2018, were determined using the Black Scholes method with the following assumptions:

	Nine months ended	Year Ended
	September 30, 2020	December 31, 2019
Risk free interest rate	—	1.86%
Stock volatility factor	—	272%
Weighted average expected warrant life	—	10 years
Expected dividend yield	—	0%

A summary of the Company’s warrant activity and related information follows:

	Nine months ended September 30, 2020		Year Ended December 31, 2019
		Weighted average		Weighted average
	Warrants	exercise price	Warrants	exercise price
Outstanding - beginning of period	10,000,000	$0.0067	—	$—
Issued	—	$—	10,000,000	$0.0067
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding - end of period	10,000,000	$0.0067	10,000,000	$0.0067
Exercisable at the end of period	10,000,000	$0.0067	10,000,000	$0.0067
Weighted average fair value of
warrants granted during the period		$—		$67,000

Warrant expense for the nine months ended September 30, 2020, and 2019 were both zero.

13.  RELATED PARTIES

Bountiful Capital, LLC, loaned the Company $100,000 on January 12, 2016, $500,000 through multiple fundings on the April 2016 Note, $500,000 through multiple fundings on the October 2016 Note, $38,000 on May 16, 2017, $46,000 on May 30, 2017, $26,000 on June 14, 2017, $23,500 on June 29, 2017, $105,000 on July 10, 2017, $50,500 on July 14, 2017, $53,500 on July 30, 2017, $25,000 on August 3, 2017, $34,000 on August 16, 2017, $92,000 on August 28, 2017, $63,600 on September 28, 2017, $103,500 on October 11, 2017, $106,000 on October 27, 2017, $62,000 on November 15, 2017, $106,000 on November 27, 2017, $30,000 on November 30, 2017, $42,000 on December 19, 2017, $49,000 on January 3, 2018, $72,000 on January 30, 2018, $85,000 on February 2, 2018, $25,000 on July 23, 2019, $10,000 on August 20, 2019 and $18,500 on August 28, 2019, as unsecured promissory notes (the “Bountiful Notes”). The terms of the Bountiful Notes include interest of 5% and are due and payable upon demand, but in no case later than 36 months after the effective date. On July 31, 2017, notes payable amounting to $1,442,500 and accrued interest of $43,414 were converted into 14,425 shares of Series C preferred stock. On January 17, 2020, notes payable amounting to $240,500 and accrued interest of $19,758 were converted into 2,597 shares of Series G preferred stock. At September 30, 2020 and December 31, 2019, principal on the Bountiful Notes and accrued interest totaled $783,626 and $1,018,524. The Company’s chief financial officer, Greg Boden, also serves as the president of Bountiful Capital, LLC.

Brad Parscale served on the board of directors of the Company from the acquisition of Parscale Creative on August 1, 2017 until his resignation on December 10, 2019. Mr. Parscale is also the owner of Parscale Strategy, LLC. During the nine months ended September 30, 2020 and 2019, the Company earned $3,640 and $194,492, respectively, in revenue from providing services to Parscale Strategy, and as of September 30, 2020 and December 31, 2019, Parscale Strategy had an outstanding accounts receivable of zero and $5,417, respectively.

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

As of September 30, 2020, we had convertible notes in the amount of $181,363 with a relative of a shareholder that owns in excess of 5% of our common stock. We believe that the terms of those convertible notes are consistent with arm’s length transactions.

14. CONCENTRATIONS

For the nine months ended September 30, 2020 and 2019, the Company had three and one major customers who represented approximately 52% and 13% of total revenue, respectively. At September 30, 2020 and December 31, 2019, accounts receivable from three and two customers, represented approximately 34% and 46% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company has elected the practical expedient to combine lease and non-lease components as a single component. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of September 30, 2020, the company recognized ROU assets of $196,247 and lease liabilities of $196,247.

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

On August 1, 2017, Parscale Digital signed a lease agreement with Giles-Parscale, Inc., a related party, which commenced on August 1, 2017, for approximately 8,290 square feet, at 321 Sixth Street, San Antonio, TX 78215, for $9,800 per month, plus a pro rata share of the common building expenses. The lease expires on July 31, 2022. As of September 30, 2020, it is unclear whether we will attempt to extend this lease beyond the July 31, 2022 expiration date. However, because the lease expiration is greater than twelve months, the lease liability is included on the Balance Sheet as Right-of-use lease. This lease does not include a residual value guarantee, nor do we expect any material exit costs. As of January 1, 2019, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. As of September 30, 2020, the ROU asset and liability balances of this lease were $196,247 and $196,247, respectively.

Total operating lease expense for the nine months ended September 30, 2020 and 2019 was $70,511 and $134,093, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location at 6500 Hollister Ave., Goleta, CA, to make monthly payments on past due rent totaling $227,052. Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250. Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802. As of September 30, 2020, the Company recorded the outstanding balance under this settlement agreement as a long-term accrued expense, with the current portion of the debt recorded in accrued expenses. As of September 30, 2020, and December 31, 2019, the Company owed $14,000 and $16,450 on the outstanding reduced payment terms, respectively.

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

The following is a schedule of the net book value of the finance lease.

Assets	September 30, 2020	December 31, 2019
Leased equipment under finance lease,	$100,097	$100,097
less accumulated amortization	(78,630)	(60,007)
Net	$21,467	$40,090

Liabilities	September 30, 2020	December 31, 2019
Obligations under finance lease (current)	$—	$20,654
Obligations under finance lease (noncurrent)	—	—
Total	$—	$20,654

Below is a reconciliation of leases to the financial statements.

	ROU Operating Leases	Finance Leases
Leased asset balance	$196,247	$21,467
Liability balance	196,247	—
Cash flow (non-cash)	70,511	—
Interest expense	$17,689	$21,467

The following is a schedule, by years, of future minimum lease payments required under the operating and finance leases.

Years Ending December 31,	ROU Operating Leases	Finance Leases
2020	$29,400	$—
2021	117,600	—
2022	68,600	—
2023	—	—
Thereafter	—	—
Total	$215,600	$—
Less imputed interest	(19,353)	—
Total liability	$196,247	$—

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Operating Leases	22 months	10%
Finance Leases	0 months	10%

 _____________

(1) This discount rate is consistent with our borrowing rates from various lenders.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time the Company considers to be material to the Company’s business or financial condition.

16. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2020, there were the following non-cash activities.

-	Certain lenders converted a total of $291,940 of principal, interest and fees, into 226,300,034 common shares. As a result of these conversions, we recorded a reduction to the derivative liability of $339,105.
-	The values of the ROU operating leases assets and liabilities each declined $70,511, netting to zero on the statement of cash flows.
-	Recorded an initial derivative discount for notes that became convertible during the period, in the amount of $127,273, which was converted and eliminated.
-	Related party debt and interest in the amount of $259,698 was exchanged for 2,597 shares of series G preferred stock. See footnote 9 for the details of this exchange.

During the nine months ended September 30, 2019, there were the following non-cash activities.

-	On August 5, 2019, a lender converted a portion of the January 31, 2019 Note into common stock. The conversion included $8,089 of principal, plus $250 of interest, which was converted into 2,550,000 common shares.
-	On September 4, 2019, a lender converted a portion of the January 31, 2019 Note into common stock. The conversion included $8,028 of principal, plus $250 of interest, which was converted into 2,800,000 common shares.
-	On July 17, 2019, a lender converted a portion of the January 16, 2019 Note into common stock. The conversion included $12,000 of principal, plus zero of interest, which was converted into 1,967,213 common shares.
-	On August 27, 2019, a lender converted a portion of the January 16, 2019 Note into common stock. The conversion included $12,000 of principal, plus zero of interest, which was converted into 3,870,968 common shares.
-	On September 4, 2019, a lender converted a portion of the January 16, 2019 Note into common stock. The conversion included $15,000 of principal, plus zero of interest, which was converted into 5,172,414 common stock.
-	On September 5, 2019, a lender converted a portion of the January 16, 2019 Note into common stock. The conversion included $15,000 of principal, plus zero of interest, which was converted into 5,172,414 common shares.
-	On September 13, 2019, a lender converted a portion of the January 16, 2019 Note into common stock. The conversion included $16,000 of principal, plus zero of interest, which was converted into 6,956,522 common shares.
-	On September 25, 2019, a lender converted a portion of the January 16, 2019 Note into common stock. The conversion included $14,800 of principal, plus zero of interest, which was converted into 7,047,619 common shares.
-	Recorded the initial values of ROU operating leases, which increased ROU assets by $365,460 and operating lease liability by $365,460, netting to zero on the statement of cash flows.

17.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined that the following subsequent events are reportable.

-	On October 21, 2020, the Company issued a self-amortizing promissory note (the “October 2020 Note”) in the amount of $600,000 at which time the Company received $570,000 and the remaining $30,000 was retained by the lender as an original issue discount. The proceeds were used to pay off the June 2018 Note (see footnote 9), as well as to cover operating expenses. The October 2020 Note bears interest at a rate of 12% per year, and has a maturity date of October 21, 2021, with monthly principal and interest payments commencing approximately 90 days after issuance of the note. The first payment of $61,889 is due January 19, 2021. The October 2020 Note is convertible into common stock only upon a default, such as missing a payment when due. The conversion price is equal to the closing bid price on the day prior to conversion, with no discount off the prior day price. It has not been determined whether the conversion feature of the October 2020 Note qualifies as a derivative instrument, but such analysis will be conducted during the fourth quarter of 2020.
-	On October 30, 2020, the Company repaid the remaining balance of the June 2018 Note (see footnote 9), with the proceeds of the October 2020 Note. At the time of the payoff, the principal balance of the June 2018 Note was approximately $428,000.
37

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

The impairment test conducted by the Company includes an assessment of whether events occurred that may have resulted in impairment of goodwill and intangible assets. Because it was determined that events had occurred which effected the fair value of goodwill and intangible assets, the Company conducted the two-step approach to determine the fair value and required adjustment. The steps are as follows:

1.	Based on the totality of qualitative factors, determine whether the carrying amount of the intangible asset may not be recoverable. Qualitative factors and key assumptions reviewed include the following:

●	Increases in costs, such as labor, materials or other costs that could negatively affect future cash flows. The Company assumed that costs associated with labor, materials, and other costs should be consistent with fair market levels. If the costs were materially higher than fair market levels, then such costs may adversely affect the future cash flows of the Company or reporting units.

●	Financial performance, such as negative or declining cash flows, or reductions in revenue may adversely affect recoverability of the recorded value of the intangible assets. During our analysis, the Company assumes that revenues should remain relatively consistent or show gradual growth month-to-month and quarter-to-quarter. If we report revenue declines, instead of increases or flat levels, then such condition may adversely affect the future cash flows of the Company or reporting units.

●	Legal, regulatory, contractual, political, business or other factors that could affect future cash flows. During our analysis, the Company assumes that the legal, regulatory, political or business conditions should remain consistent, without placing material pressure on the Company or any of its reporting units. If such conditions were to become materially different than what has been experienced historically, then such conditions may adversely affect the future cash flows of the Company or reporting units.

●	Entity-specific events such as losses of management, key personnel, or customers, may adversely affect future cash flows. During our analysis, the Company assumes that members of management, key personnel, and customers will remain consistent period-over-period. If not effectively replaced, the loss of members of management and key employees could adversely affect operations, culture, morale and overall success of the Company. In addition, if material revenue from key customers is lost and not replaced, then future cash flows will be adversely affected.

●	Industry or market considerations, such as competition, changes in the market, changes in customer dependence on our service offering, or obsolescence could adversely affect the Company or its reporting units. We understand that the markets we serve are constantly changing, requiring us to change with them. During our analysis, we assume that we will address new opportunities in service offerings and industries served. If we do not make such changes, then we may experience declines in revenue and cash flow, making it difficult to re-capture market share.

●	Macroeconomic conditions such as deterioration in general economic conditions or limitations on accessing capital could adversely affect the Company. During our analysis, we acknowledge that macroeconomic factors, such as the economy, may affect our business plan because our customers may reduce budgets for our services. If there are material declines in the economy, which lead to reductions in revenue then such conditions may adversely affect the Company.

2.	Compare the carrying amount of the intangible asset to the fair value.

3.	If the carrying amount is greater than the fair value, then the carrying amount is reduced to reflect fair value.

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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2020 and December 31, 2019, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Management reviewed accounting pronouncements issued during the quarter ended September 30, 2020, and no pronouncements were adopted during the period.

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

For income statement purposes, leases must be classified as either operating or finance. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will result in a front-loaded pattern, similar to current capital leases. We adopted Topic 842 effective January 1, 2019 and elected certain available transitional practical expedients. This adoption resulted in right-of-use assets, in the amount of $266,758 and operating lease liability, in the amount of $266,758, to be added to the December 31, 2019 balance sheet. These additions are the result of an office lease in San Antonio. In the prior year, the Company disclosed capital lease obligations, which has been changed to finance lease obligation in the current year, as a result of this adoption. As of September 30, 2020, and December 31, 2019, the finance lease obligation totaled zero and $20,654, respectively.

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

Results of Operations for the Three Months Ended September 30, 2020, compared to the Three Months Ended September 30, 2019.

REVENUE

Total revenue for the three months ended September 30, 2020 increased by $334,736 to $2,403,176, compared to $2,068,440 for the three months ended September 30, 2019.  The increase was primarily due to demand for our digital marketing services.

COST OF REVENUE

Cost of revenue for the three months ended September 30, 2020 increased by $59,200 to $1,689,259, compared to $1,630,059 for the three months ended September 30, 2019. The increase was primarily due to the increase in digital marketing ad costs.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the three months ended September 30, 2020 increased by $181,155 to $601,784, compared to $420,629 for the three months ended September 30, 2019.  The increase was primarily due to increases in salary expense and payments to contractors.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the three months ended September 30, 2020 increased by $23,381 to $379,245 compared to $355,864 for the three months ended September 30, 2019.  The increase was primarily due to an increase in advertising and insurance expenses, partially offset by reductions in travel expenses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended September 30, 2020 decreased by $222,938 to $31,902 compared to $254,840 for the three months ended September 30, 2019. The decrease was primarily due to the impairment of goodwill and intangible assets, as of December 31, 2019, which eliminated additional amortization of intangible assets in the current period.

OTHER INCOME AND EXPENSE

Total other income and expense for the three months ended September 30, 2020 increased by $206,865 to net other expense of $74,885 compared to net other expense of $281,750 for the three months ended September 30, 2019. The increase in net other income and expense was primarily due to the mark-to-market adjustments to derivatives.

NET LOSS

The net loss for the three months ended September 30, 2020 was $373,842, compared to the net loss of $874,702 for the three months ended September 30, 2019.  The decrease in net loss for the period was primarily due to an increase in third party revenue and decreases in amortization, partially offset by increases in salaries and SG&A expenses.

Results of Operations for the Nine Months Ended September 30, 2020, compared to the Nine Months Ended September 30, 2019.

REVENUE

Total revenue for the nine months ended September 30, 2020 increased by $1,143,875 to $8,019,804, compared to $6,875,929 for the nine months ended September 30, 2019.  The increase was primarily due to demand for our digital marketing services.

COST OF REVENUE

Cost of revenue for the nine months ended September 30, 2020 increased by $593,355 to $5,771,834, compared to $5,178,479 for the nine months ended September 30, 2019. The increase was primarily due to the increase in digital marketing ad costs.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the nine months ended September 30, 2020 increased by $424,428 to $1,466,638, compared to $1,041,940 for the nine months ended September 30, 2019.  The increase was primarily due to increases of salary expense and payments to contractors.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the nine months ended September 30, 2020 increased by $18,397 to $1,279,248 compared to $1,260,851 for the nine months ended September 30, 2019.  The increase was primarily due to an increase in advertising and insurance expenses, partially offset by reductions in travel expenses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the nine months ended September 30, 2020 decreased by $669,124 to $95,560 compared to $764,684 for the nine months ended September 30, 2019. The decrease was primarily due to the impairment of goodwill and intangible assets, as of December 31, 2019, which eliminated additional amortization of intangible assets in the current period.

OTHER INCOME AND EXPENSE

Total other income and expense for the nine months ended September 30, 2020 increased by $242,412 to net other expense of $331,898 compared to net other expense of $574,310 for the nine months ended September 30, 2019. The increase in net other income and expense was primarily due to the mark-to-market adjustments to derivatives.

NET LOSS

The net loss for the nine months ended September 30, 2020 was $925,047, compared to the net loss of $1,944,335 for the nine months ended September 30, 2019.  The decrease in net loss for the period was primarily due to an increase in third party revenue and decreases in amortization, partially offset by increases in salaries and SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($5,496,345) at September 30, 2020 compared to a net working capital deficit of ($5,935,500) at fiscal year ended December 31, 2019.

Cash flow used in operating activities was $1,302,285 for the nine months ended September 30, 2020, compared to cash flow used in operating activities of $845,906 for the nine months ended September 30, 2019. The increase in cash flow used in operating activities of $456,379 was primarily due to reductions in customer deposits and accounts payable, partially offset by a reduction in net loss and increase in accounts receivable.

Cash flow used in investing activities was $5,252 for the nine months ended September 30, 2020, compared to cash flow used in investing activities of $2,104 for the nine months ended September 30, 2019.  The increase in cash flow used in investing activities of $3,148 was primarily due to the purchase of computers.

Cash flow provided by financing activities was $565,573 for the nine months ended September 30, 2020, compared to cash flow provided by financing activities of $816,396 for the nine months ended September 30, 2019.  The decrease in cash flow provided by financing activities of $250,823 was due to reduction of borrowings, partially offset by debt repayments.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2020, the Company had short-term borrowing relationships with six lenders. Two lenders provide short-term funding for operations, through the use of convertible notes in 2019, disclosed in Note 8 to the financial statements included in this report. During the current period, one lender provides short-term financing under a secured borrowing arrangement, using our accounts receivable as collateral, disclosed in Note 7. The Company does not have any long-term sources of liquidity. As of September 30, 2020, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

The Company has negative monthly cash flows from operations of approximately $100,000, which does not include debt service of an additional $100,000 per month. The Company’s current cash is sufficient to sustain the Company’s operations for approximately 30 days without additional borrowings. To satisfy cash needs, the Company relies on various borrowing mechanisms to fund operations and service debt, as discussed above. We believe that, through our borrowing arrangements, we will have 12 months of cash available.

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

Based on that evaluation, our management concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2020, the Company issued 782 shares of Series F Preferred Stock at a purchase price of $25.00 per share. The Company relied upon the exemption from registration provided by Regulation A under the Securities Act of 1933, as amended.

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

CLOUDCOMMERCE, INC.
(Registrant)

Dated: November 13, 2020	By:	/s/ Andrew Van Noy
Andrew Van Noy Chief Executive Officer and President (Principal Executive Officer)
/s/ Gregory Boden
Gregory Boden Chief Financial Officer (Principal Financial and Accounting Officer)

