Form 10-K
period 2020-12-31
CLOUDCOMMERCE, INC.
filed 2021-03-15
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $4,596,158 as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by OTC Pink).

There were 915,782,133 shares outstanding of the registrant’s common stock as of March 15, 2021.

PART I

ITEM 1. BUSINESS

General

CloudCommerce, Inc. (“CloudCommerce,” “we,” “us,” “our,” or the “Company”) is a leading provider of digital advertising solutions. Our flagship solution, SWARM, analyzes a robust mix of audience data to help businesses find who to talk to, what to say to them, and how to market to them. We do this by applying advanced data science, behavioral science, artificial intelligence, and market research techniques to discover, develop and create custom audiences for highly targeted digital marketing campaigns. CloudCommerce was Ranked Number 300th Fastest Growing Company in North America on Deloitte’s 2020 Technology Fast 500™.

SWARM- An Audience Intelligence Solution

SWARM is an end-to-end solution that helps businesses find who to talk to, what to say to them, and how to motivate them to take meaningful action. It does this by applying advanced data science, behavioral science, artificial intelligence, and market research techniques to discover, develop and create custom audiences for any business activity. With applications such as marketing, brand perception, customer relationship management, human resources management and operational logistics, SWARM delivers powerful audience-driven business intelligence to convert opportunities into business success.

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

There are 4 major products in SWARM:

BUZZ - Behavior Based Market Research

We believe that market research is evolving and that the techniques being developed today are more sophisticated and backed by strong data science. Despite these changes, many traditional research firms have failed to innovate, Small sample sizes, survey design bias, improper weighting, and gut intuition sampling are just some of the issues that plague the industry. BUZZ is designed with the ability to put a finger on the pulse of the marketplace in the moment. It does this by deducing attitudes, emotions, and opinions from various internal and external data sources such as customer data, social media activity, or micro and macro trends. We have automated the market research process that we believe provides a level of statistical depth beyond what traditional firms can offer.

THE SWARM – Intelligent Audience Building

The core of our solution, and what we believe separates us from other audience data companies, is our unique approach to audience building. The concept of ‘personas’ has been around for decades, but we aim take that general concept to the next level. THE SWARM was developed to solve not only who to talk to, but also what to say to them, and how to motivate them to take meaningful action. Using our proprietary clustering and behavioral analysis techniques, we believe we are able to create audiences that are more efficient, targeted, and focused than traditional methods. Our clustering is designed to not only find the right people to talk to, but also the message that motivate them.

HIVE – Redefined Geographic Targeting

Our approach is based on our belief that conventional geographic audience targeting is outdated. Arbitrary units of location like counties, cities, designated market areas, and regions were created hundreds of years ago based on land rights ownership. We believe their use in understanding people’s behavior, purchase habits, and underlying values is minimal. We try to solve this by clustering people into granular geographic tribes, called “Hives.” We define Hives by attributes such as common language (e.g., colloquialisms), shared experience and narratives (e.g., climate, history), and concentrated demography and biology (e.g., ethnicity, age). Based on the needs of our clients, we can redraw the geographic lines based on various Hive selection criteria, which can make marketing more efficient, business decisions more intelligent, and growth more plausible.

HONEY – Advanced Reporting and Visualization

We believe advanced audience data analysis technologies are useless if they do not produce simple, powerful and actionable business intelligence. HONEY comes with user-friendly reporting and visualization tools intended to organize and explain all of the advance data science into a simple to understand format for decision makers. HONEY is designed to combine the intelligence of client CRM data with third-party consumer data and targeted market research to create a powerful foundation for any audience intelligence solution.

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

Employees

As of December 31, 2020, we had 31 full time employees, 6 of whom are employed in administrative positions, 1 in sales and marketing positions, and 24 in technical positions. Twenty-five employees were in Texas, 3 in Utah, 1 in New Jersey, 1 in Washington, DC, and 1 in New York.

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

Company History

The Company was incorporated in Nevada on January 22, 2002 and was formerly known as Warp 9, Inc., Roaming Messenger, Inc., and Latinocare Management Corporation (“LMC”). On July 9, 2015, we changed the name of the Company from Warp 9, Inc. to CloudCommerce, Inc. to reflect a new plan of strategically acquiring profitable data driven marketing solutions providers with strong management teams. The Company, based in San Antonio, Texas, began operations on October 1, 1999. The Company has six subsidiaries, CLWD Operations, Inc. (formerly Indaba Group, Inc.), Parscale Digital, Inc., which merged with Parscale Creative, Inc., as a result of an acquisition dated August 1, 2017, WebTegrity, LLC (“WebTegrity”), which was acquired November 15, 2017, Data Propria, Inc., which the Company launched February 1, 2018, Giles Design Bureau, Inc., which spun out from Parscale Digital in May, 2018, and aiAdvertising, Inc., which was formed January 14, 2021. References in this report to the “Company,” “CloudCommerce,” “we,” “us”, or “our” include CloudCommerce, Inc. and its subsidiaries, unless otherwise indicated.

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

We have experienced net losses and negative cash flows from operating activities, and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2020, and 2019, we had working capital deficit of $4,784,105 and $5,935,500, respectively.   For the years ended December 31, 2020 and 2019, we incurred net losses of $1,270,650 and $10,123,380, respectively.   The opinion of our independent registered public accountants on our audited financial statements as of and for the years ended December 31, 2020 and 2019 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

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

While we expect strong growth in the markets for our products, it is possible that the growth in some or all of these markets may not meet our expectations, or materialize at all. The methodology on which our estimate of our total potential market opportunity includes several key assumptions based on our industry knowledge, market research, and customer experience. If any of these assumptions proves to be inaccurate, then the actual market for our products could be significantly smaller than our estimates of our total potential market opportunity. In addition, we have very limited experience with customer adoption of our products, having only provided SWARM solutions since January 2018. If the customer demand for our products or the adoption rate in our target markets does not meet our expectations, our ability to generate revenue from customers and meet our financial targets could be adversely affected.

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

In recent years, we believe that companies have begun to expect that key software be provided through a SaaS model, and customers may eventually require that we provide our product via a SaaS deployment. SWARM is our professional services solution that provide our core capabilities as a commercial service offering. We anticipate using our current cash or future cash flows to fund further development of a SaaS version of SWARM, and we may encounter difficulties that cause our costs to exceed our current expectations. Moreover, to commercially provide this product at scale, we will need to make additional investments in related infrastructure such as server farms, data centers, network bandwidth and technical operations personnel. All of these investments will negatively affect our operating results. Even if we make these investments, we may be unsuccessful in achieving significant market acceptance of this new product. Moreover, sales of a potential future SaaS offering by our competitors could adversely affect sales of all of our existing products. In addition, increasing sales of our SaaS offering could cannibalize our professional services offering to our existing and prospective customers, which could negatively impact our overall sales growth. The migration of our customers to a SaaS model would also change the manner in which we recognize revenue, which could adversely affect our operating results and business

Our use of open source software could negatively affect our ability to sell our software and subject us to possible litigation.

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

We have significant levels of debt and rely on funding to operate.

As of December 31, 2020, our total outstanding debts were approximately $2,120,000. In addition, a large portion of the outstanding debt is owed to an entity controlled by our Chief Financial Officer. Due to operational losses, we continue to require funding from our lenders to cover operational expenses. Although we are not required to make quarterly or annual payments on the outstanding balance of our debt, interest accrues on the principal amount of such debt and the balance is required to be repaid at some point in the future. There is no guarantee that we will have sufficient funds to pay our obligations, nor is there a guarantee that our lenders will re-finance the debts or extend the maturity dates.

There is no guarantee that our lenders will continue to provide funding to us.

We may require additional capital to fund operations, finance additional acquisitions, purchase computer equipment, expand into additional markets, initiate advertising campaigns, or hire key personnel. Although we have positive working relationships with our lenders, there is no guarantee that the lenders will continue to provide funding to us. If our lenders choose not to fund the Company, then our operations may be halted, our growth may decrease, or we may need to scale back on our expenditures.

We are operating at a loss and may incur additional losses in the future.

Our net loss for the year ended December 31, 2020 was $(1,270,650). To reach our business growth objectives, we currently expect to increase our operating, sales, and marketing expenses, as well as capital expenditures. To offset these expenses, we will need to generate additional revenue. We may not generate sufficient revenue to be profitable or be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

If labor costs for key personnel increase, the increase may strain cash flows further.

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

Though the Company incurs significant costs while attempting to acquire other businesses, there is no guarantee that such transactions will be consummated

The Company incurs significant costs associated with both searching for companies to acquire and in closing a transaction. These costs include, but are not limited to, airfare, legal, audit and consulting fees. Because the merger/acquisition is not only dependent on both parties being dedicated to the completion of the transaction, but also the operational fit must be right, we may not close on all transactions we pursue. Incomplete transactions may result in significant capital out flows with no benefit to the Company.

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

We expect competition to increase as additional established and emerging companies enter the markets in which we compete, as customer requirements evolve and as new products and technologies are introduced

Many competitors, particularly large software companies, have longer operating histories, significantly greater financial, technical, research and development, marketing, distribution, professional services or other resources and greater name recognition than we do. In addition, many competitors have strong relationships with current and potential customers, channel partners and development partners and extensive knowledge of markets in which we compete. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, for example by devoting greater resources to the development, promotion and sale of their products than we do.

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

For the year ended December 31, 2020, three clients represented approximately 44% of our service fee revenue. Termination, reduction, or delay of our services under a contract could result from factors unrelated to our work product or the progress of the project such as factors related to business or financial conditions of the client, changes in client strategies or the domestic or global economy generally. Termination, reduction or substantial delay of services any significant client, or nonrenewal of any significant client contract, or the nonpayment of a material amount of our service fees by a significant client, could have a material adverse effect upon our business, results of operation and financial condition.

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

Our growth strategy is dependent on the success of our completed acquisitions and in the future we may acquire additional companies, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of these acquisitions or any other future acquisition, and any acquisition has numerous risks. These risks include the following:

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

We have traditionally used our equity to finance our acquisitions. As we search for additional companies to acquire, the components of the purchase price may include a combination of cash, debt and equity. The issuance of a substantial amount of equity may have a dilutive effect on our current shareholders upon such equity being deemed free-trading. This dilution may result in lower market prices, which may limit an investor’s ability to obtain a return on their investment.

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

Our principal stockholders, shareholders of our convertible preferred stock, officers and directors, in the aggregate, beneficially own approximately 60% of our outstanding common stock. As a result, these stockholders acting together, have the ability to control substantially all matters submitted to the Company's stockholders for approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our principal stockholders, directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

There is a limited trading market for our common stock, and investors may find it difficult to buy and sell our shares.

Our common stock is not listed on any national securities exchange. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange. Although our common stock is quoted on the OTC Pink, it is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the Nasdaq Capital Market or other national securities exchange. Further, there is limited trading volume in our common stock, and any significant trading volume in our common stock may not be sustained. These factors may have an adverse impact on the trading and price of our common stock.

We have a substantial number of convertible securities outstanding. The exercise of our outstanding warrants/options and conversion of our outstanding convertible notes can have a dilutive effect on our common stock.

We have a substantial number of convertible securities outstanding. The exercise of our outstanding options and conversion of our outstanding convertible notes and convertible preferred stock can have a dilutive effect on our common stock. As of December 31, 2020, we had (i) outstanding options to purchase approximately 430 million shares of our common stock at a weighted average exercise price of $0.008 per share, (ii) outstanding convertible notes that, upon conversion without regard to any beneficial ownership limitations, would provide note holders with an aggregate of 18 million shares of our common stock; and (iii) outstanding shares of our Series, A, B C, D, E, and G Preferred Stock that, upon conversion without regard to any beneficial ownership limitations or advance conversion notice, would provide the holders with an aggregate of 1.077 billion shares of our common stock. The issuance of shares of common stock upon exercise of outstanding options or conversion of outstanding convertible notes and preferred stock could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

ITEM 2. PROPERTIES

On August 1, 2017, the Company signed a lease for approximately 8,290 square feet at 321 Sixth Street, San Antonio, TX 78215, for $9,800 per month, expiring July 31, 2022. This office space is used by all employees in San Antonio, TX.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time in the future. However, at this time there are no current legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject that is material.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The Company’s common stock trades on the OTC Pink under the symbol “CLWD”.

As of December 31, 2020, there were approximately 2,000 holders of the Company’s common stock, not including shares held in “street name” in brokerage accounts, which are unknown.

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Equity Compensation Plan Information

On December 4, 2020, the Company adopted the CloudCommerce, Inc. 2020 Equity Incentive Plan (the “Stock Plan”). The Stock Plan will be used as incentive for directors, executive officers, and employees of and key consultants to the Company. Pursuant to the Stock Plan, the Company may issue 200,000,000 shares of common stock. The plan is administered by the Company’s Board of Directors. The Company has from time to time issued non-qualified stock options to its officers and directors as set forth below.

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

On January 3, 2018, we granted non-qualified stock options to purchase up to 20,000,000 shares of our common stock to a key employee, at a price of $0.04 per share. During the year ended December 31, 2020, the key employee left the Company and the options were forfeited.

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

The following table provides equity compensation plan information as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)		Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan’s approved by security holders	—		$—	—
Equity compensation plans not approved by security holders	—		—	200,000,000
Total	—	$		200,000,000

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2020 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

ITEM 6. RESERVED.

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

Overview

CloudCommerce, Inc. (“CloudCommerce,” “we,” “us,” “our,” or the “Company”) is a leading provider of digital advertising solutions. Our flagship solution, SWARM, analyzes a robust mix of audience data to help businesses find who to talk to, what to say to them, and how to market to them. We do this by applying advanced data science, behavioral science, artificial intelligence, and market research techniques to discover, develop and create custom audiences for highly targeted digital marketing campaigns. CloudCommerce was Ranked Number 300th Fastest Growing Company in North America on Deloitte’s 2020 Technology Fast 500™.

Core Services

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

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balances of the allowance account at December 31, 2020 and December 31, 2019 were $742 and $118,589 respectively.

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement auto renewed for another twelve months. The proceeds from the facility are determined by the amounts we invoice our customers. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in CLWD Operations’ assets, and therefore, we will require such third-party lender’s written consent to obligate CLWD Operations’ further or pledge its assets against additional borrowing facilities. Because of this position, it may be difficult for CLWD Operations to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. As of December 31, 2020, the balance due from this arrangement was $379,797.

On October 19, 2017, Parscale Digital entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $500,000. The proceeds from the facility are determined by the amounts we invoice our customers. The Company evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in the Parscale Digital, and will, therefore, we will require such third-party lender’s written consent to obligate Parscale Digital further or pledge its assets against additional borrowing facilities. Because of this position, it may be difficult for the Company to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. On April 12, 2018, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $250,000, to a total of $750,000. This borrowing facility had an expiration date of November 11, 2020 and was not renewed. As of December 31, 2020, the balance due from this arrangement was zero.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into 12-month agreements wherein amounts due from our customers were pledged to a third-party, in exchange for borrowing facilities in amounts up to a total of $150,000, $150,000 and $600,000, respectively. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of these facilities, the third-party lender has a first priority security interest in the respective entities, and will, therefore, we will require such third-party lender’s written consent to obligate the entities further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for the entities to secure additional secured borrowing facilities. The cost of this secured borrowing facilities is 0.056%, 0.056% and 0.049%, respectively, of the daily balance. As of August 22, 2020, these three borrowing facilities had expired and were not renewed. As of December 31, 2020, the combined balance due from these arrangements was zero.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2020 and determined that the fair value of the intangible assets and goodwill of WebTegrity did exceed the respective carrying values.

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

In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2019 and determined there was impairment of indefinite lived intangibles and goodwill from our Parscale Media and Parscale Creative acquisitions, but not WebTegrity. Accordingly, all intangible assets and goodwill related to the Parscale Media and Parscale Creative acquisitions have been written off, amounting to $744,444 for Parscale Media and $6,016,323 for Parscale Creative. This amount reduced the consolidated balances of Parscale Digital, as outlined below. This amount is included in Operating Expenses on the Income Statement, for the year ended December 31, 2019. An impairment assessment was also conducted during the year ended December 31, 2020 related to the WebTegrity acquisition and determined that impairment of indefinite lived intangibles and goodwill was necessary. Accordingly, all intangible assets and goodwill related to the WebTegrity acquisition have been written off, amounting to $560,000. This amount reduced the consolidated balances of WebTegrity, as outlined below. This amount is included in Operating Expenses on the Income Statement, for the year ended December 31, 2020. At the time of the impairment analysis, the remaining prior year balance of the Customer List ($71,606) had already been expensed throughout the year ended December 31, 2020.

Goodwill and Intangible assets are comprised of the following, presented as net of amortization:

December 31, 2020
	Parscale Digital	WebTegrity	CloudCommerce	Total
Customer list	$—	$—	$—	$—
Non-compete agreement	—	—	—	—
Domain name and trademark	—	—	26,582	26,582
Brand name	—	—	—	—
Goodwill	—	—	—	—
Total	$—	$—	$26,582	$26,582

	December 31, 2019
	Parscale Digital	WebTegrity	CloudCommerce	Total
Customer list	$—	$71,606	$—	$71,606
Non-compete agreement	—	—	—	—
Domain name and trademark	—	—	27,271	27,271
Brand name	—	130,000	—	130,000
Goodwill	—	430,000	—	430,000
Total	$—	$631,606	$27,271	$658,877

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2020, and 2019, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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
27

Off-Balance Sheet Arrangements

 Our significant off-balance sheet transactions include commitments associated with non-cancelable operating leases, which includes office leases for the Company in San Antonio, TX. See footnote 14 for disclosure of operating leases.

Recent Accounting Pronouncements

Management reviewed accounting pronouncements issued during the year ended December 31, 2020, and the following pronouncement was adopted during the period.

In January 2017, the FASB issued 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Due to the limited amount of goodwill and intangible assets recorded at December 31, 2020, the impact of this ASU on its consolidated financial statements and related disclosures was immaterial.

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

Results of Operations for the Year Ended December 31, 2020, compared to the Year Ended December 31, 2019.

REVENUE

Total revenue for the year ended December 31, 2020 increased by $495,815 to $9,742,278, compared to $9,246,463 for the year ended December 31, 2019.  The increase was primarily due to demand for our digital marketing services.

COST OF REVENUE

Cost of revenue for the year ended December 31, 2020 decreased by $1,448,724 to $6,382,601, compared to $7,831,325 for the year ended December 31, 2019. The decrease was primarily due to the reduction of headcount from 49 in the prior year to 31 in the current year and the corresponding reduction of salary expense.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the year ended December 31, 2020 increased by $1,214,520 to $2,473,716, compared to $1,259,196 for the year ended December 31, 2019.  The increase was primarily due to increases of salary expense of non-cost of revenue employees and payments to contractors.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

SG&A expenses for the year ended December 31, 2020 increase by $220,817 to $1,649,425 compared to $1,428,608 for the year ended December 31, 2019. The increase was primarily due to an increase in advertising and insurance expenses.

LOSS ON IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

Loss on impairment of goodwill and intangible assets for the year ended December 31, 2020 decreased by $6,200,767 to $560,000, compared to $6,760,767 for the year ended December 31, 2019. The decrease was due to the impairment and write off of the goodwill and intangible assets from the Parscale Creative and Parscale Media acquisitions in the prior year being larger than the write-off of the WebTegrity acquisition during the current year.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the year ended December 31, 2020 decreased by $906,185 to $113,287, compared to $1,019,472 for the year ended December 31, 2019. The decrease was primarily due to the reduction of intangible assets to be amortized in the current year, as a result of a prior year impairment of those intangible assets.

OTHER INCOME AND EXPENSE

Total net other income/expense for the year ended December 31, 2020 increased by $1,236,576 to net other income of $166,101 compared to net other expense of $1,070,475 for the year ended December 31, 2019. The increase in net other income was primarily due to the gain recorded for the forgiveness of the Small Business Administration Paycheck Protection Program (the “PPP Program”) loan, derivative gains and a reduction of interest.

NET LOSS

The net loss for the year ended December 31, 2020 was $1,270,650, compared to the net loss of $10,123,380 for the year ended December 31, 2019.  The decrease in net loss for the period was primarily due to increases in third party revenue and decreases in cost of revenue, impairment loss, amortization and interest, partially offset by increases in salaries and SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($4,784,105) at December 31, 2020 compared to a net working capital deficit of ($5,935,500) at fiscal year ended December 31, 2019.

Cash flow used in operating activities was $1,812,623 for the year ended December 31, 2020, compared to cash flow provided by operating activities of $133,886 for the year ended December 31, 2019. The increase in cash flow used in operating activities of $1,946,509 was primarily due to reductions in customer deposits, accounts payable and loss on impairment of goodwill and intangible assets, partially offset by a reduction in net loss and increase in accounts receivable.

Cash flow used in investing activities was $5,253 for the year ended December 31, 2020, compared to cash flow used in investing activities of $2,104 for the year ended December 31, 2019.  The increase in cash flow used in investing activities of $3,149 was primarily due to the purchase of computers.

Cash flow provided by financing activities was $1,009,086 for the year ended December 31, 2020, compared to cash flow provided by financing activities of $571,234 for the year ended December 31, 2019.   The increase in cash flow provided by financing activities of $437,852 was due to increase of borrowings, partially offset by debt repayments.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the years ended December 31, 2020 and 2019 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, additional cash infusion. Management believes the existing shareholders, the prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF CLOUDCOMMERCE, INC.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of CloudCommerce, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CloudCommerce, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As discussed in Note 2, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers customers the ability to acquire multiple services. Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements. Given these factors and due to the volume of transactions, the related audit effort in evaluating management's judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

We tested the Company’s calculation of purchase price allocation and other variables that impact revenue recognition.

Convertible Notes Payable and Derivative Liabilities

As discussed in Note 10, the Company borrows funds through the use of convertible notes payable that contain a conversion price that may be fixed or fluctuates with the stock price. Due to the fluctuation of the conversion price, the embedded conversion feature requires bifurcation from the host contract and is recorded as a liability subject to market adjustments as of each reporting period. Significant judgment is exercised by the Company in determining derivative liability values for these convertible note agreements, including the use of a specialist engaged by management.

We evaluated management’s conclusions regarding their derivative liability and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness.

Going Concern

As discussed in Note 1, the Company had a going concern due to a working capital deficiency and stockholders’ deficiency. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate.

We evaluated the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, Texas

March 15, 2021

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash	$10,538	$819,328
Accounts receivable, net	343,359	854,650
Accounts receivable, net - related party	—	2,876
Costs in excess of billings	—	21,606
Prepaid and other current Assets	30,430	26,849
TOTAL CURRENT ASSETS	384,327	1,725,309

PROPERTY & EQUIPMENT, net	55,682	91,422
RIGHT-OF-USE ASSETS	171,549	266,758

OTHER ASSETS
Lease deposit	9,800	9,800
Goodwill and other intangible assets, net	26,582	658,877
TOTAL OTHER ASSETS	36,382	668,677

TOTAL ASSETS	$647,940	$2,752,166

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,575,880	$1,868,329
Accounts payable, related party	10,517	41,738
Accrued expenses	648,273	569,168
Operating lease liability	171,548	266,758
Lines of credit	379,797	476,962
Deferred revenue and customer deposit	841,290	2,080,762
Convertible notes and interest payable, current, net	183,884	468,145
Derivative Liability	—	342,850
Finance lease obligation, current	—	20,654
Notes payable	565,008	506,919
Notes payable, related parties	792,235	1,018,524
TOTAL CURRENT LIABILITIES	5,168,432	7,660,809

LONG TERM LIABILITIES
Accrued expenses, long term	195,553	199,403
TOTAL LONG TERM LIABILITIES	195,553	199,403

TOTAL LIABILITIES	5,363,985	7,860,212
COMMITMENTS AND CONTINGENCIES (see Note 14)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value;
5,000,000 Authorized shares:
Series A Preferred stock; 10,000 authorized, 10,000 shaes issued and outstanding;	10	10
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and outstanding;	18	18
Series C Preferred Stock; 25,000 authorized, 14,425 shares issued and outstanding;	14	14
Series D Preferred Stock; 90,000 authorized, 90,000 shares issued and outstanding;	90	90
Series E Preferred stock; 10,000 authorized, 10,000 shares issued and outstanding;	10	10
Series F Preferred stock; 800,000 authorized, 2,413 shares issued and outstanding;	2	—
Series G Preferred stock; 2,600 authorized, 2,597 shares issued and outstanding;	3	—
Common stock, $0.001 par value;
2,000,000,000 authorized shares; 683,940,104 and 419,638,507 shares
issued and outstanding, respectively	683,949	419,648
Additional paid in capital	31,486,837	30,088,492
Accumulated deficit	(36,886,978)	(35,616,328)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(4,716,045)	(5,108,046)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$647,940	$2,752,166

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	December 31, 2020	December 31, 2019

REVENUE	$9,738,638	$8,978,888
REVENUE - related party	$3,640	267,575
TOTAL REVENUE	9,742,278	9,246,463

COST OF REVENUE	6,382,601	7,831,325
Gross Profit	3,359,677	1,415,138

OPERATING EXPENSES
Salaries and outside services	2,473,716	1,259,196
Selling, general and administrative expenses	1,649,425	1,428,608
Loss on impairment of Goodwill and Intangible Assets	560,000	6,760,767
Depreciation and amortization	113,287	1,019,472

TOTAL OPERATING EXPENSES	4,796,428	10,468,043

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(1,436,751)	(9,052,905)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed assets	—	(6,452)
Gain (loss) on extinguishment of debt	28,971	6,076
Gain (loss) forgiveness of PPP Loan	780,680	—
Gain (loss) on changes in derivative liability	131,018	(56,923)
Interest expense	(774,568)	(1,013,176)

TOTAL OTHER INCOME (EXPENSE)	166,101	(1,070,475)

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(1,270,650)	(10,123,380)

PROVISION (BENEFIT) FOR INCOME TAXES	—	—

NET LOSS	(1,270,650)	(10,123,380)

PREFERRED DIVIDENDS	111,172	163,000

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,381,822)	$(10,286,380)

NET LOSS PER SHARE
BASIC	$(0.00)	$(0.06)
DILUTED	$(0.00)	$(0.06)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	579,856,451	166,055,556
DILUTED	579,856,451	166,055,556

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	142,450	$142	137,512,588	$137,513	$29,532,735	$(25,492,948)	$4,177,442

Conversion of convertible note	—	—	282,134,319	282,135	39,129	—	321,264

Share Relinquishment	—	—	(8,400)		—	—	—

Series A preferred stock dividend declared ($8.00 per share)	—	—	—	—	(80,000)	—	(80,000)

Series D preferred stock dividend declared ($0.92 per share)	—	—	—	—	(83,000)	—	(83,000)

Stock based compensation	—	—	—	—	324,959	—	324,959

Warrant issuance	—	—	—	—	67,000	—	67,000

Discount on note	—	—	—	—	287,669	—	287,669

Net loss	—	—	—	—	—	(10,123,380)	(10,123,380)

Balance, December 31, 2019	142,450	$142	419,638,507	$419,648	$30,088,492	$(35,616,328)	$(5,108,046)

Conversion of convertible note	—	—	226,300,034	226,299	65,641	—	291,940

Stock issuances to lenders	—	—	38,001,563	38,002	296,375	—	334,377

Exchange debt-for-equity	2,597	3	—	—	259,695	—	259,698

Series A preferred stock dividend declared ($8.00 per share)	—	—	—	—	(80,000)	—	(80,000)

Series D preferred stock dividend declared ($0.30 per share)	—	—	—	—	(26,792)	—	(26,792)

Series F preferred stock dividend declared ($1.82 per share)	—	—	—	—	(4,380)	—	(4,380)

Stock based compensation	—	—	—	—	390,035	—	390,035

Derivative settlement	—	—	—	—	339,105	—	339,105

Warrant Issuance	—	—	—	—	98,343		98,343

Other - RegA Investor Funds	2,413	2	—	—	60,323	—	60,325

Net loss	—	—	—	—	—	(1,270,650)	(1,270,650)

Balance, December 31, 2020	147,460	$147	683,940,104	$683,949	$31,486,837	$(36,886,978)	$(4,716,045)

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,270,650)	$(10,123,380)
Adjustment to reconcile net loss to net cash
(used in) operating activities
Bad debt expense	16,868	114,748
Depreciation and amortization	113,287	1,019,472
Loss on sale of fixed assets	—	6,452
Loss on impairment of goodwill & intangibles	560,000	6,760,767
Gain on forgiveness of PPP loan	(780,680)	—
Non-cash compensation expense	390,035	391,959
Non-cash service expense	98,343	—
Amortization of Debt Discount	270,607	60,274
(Gain)/loss on derivative liability valuation	(131,018)	56,923
Derivative expense	—	493,700
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	497,299	30,182
Prepaid expenses and other assets	(3,581)	47,435
Costs in excess of billings	21,606	77,411
Lease deposit	—	4,000
Accounts payable	(323,670)	290,952
Accrued expenses	(31,597)	(96,201)
Customer Deposits	(1,239,472)	1,326,904
Deferred income	—	(327,712)

NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(1,812,623)	133,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(5,253)	(2,104)

NET CASH USED IN INVESTING ACTIVITIES	(5,253)	(2,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligation	(20,654)	(34,038)
Payment of dividend	(23,452)	(24,142)
Proceeds on line of credit, net	60,106	(97,005)
Proceeds from issuance of notes, related party		53,500
Proceeds from issuance of preferred stock	60,325
Principal payments on debt, third party	(91,000)	—
Proceeds from issuance of notes payable	1,530,680	541,000
Principal payments on term loan	(506,919)	(493,081)
Proceeds from issuance of term loan	—	625,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,009,086	571,234

NET INCREASE / (DECREASE) IN CASH	(808,790)	703,016

CASH, BEGINNING OF PERIOD	819,328	116,312

CASH, END OF PERIOD	$10,538	$819,328

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$285,293	$123,223
Taxes paid	$—	$—

Non-cash financing activities:
Conversion of notes payable to common stock	$291,940	$321,265
Exchange of Debt-to-Equity (Preferred)	$259,698	$—
Derivative settlement	$339,105	$287,668
Shares issued to lenders	$334,377	$—
Right of use assets	$95,209	$398,506
Derivative discount	$127,273	$467,019

The accompanying notes are an integral part of these consolidated financial statements.

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

CloudCommerce, Inc. (“we”, “us”, “our” or the “Company”) is a Nevada corporation formerly known as Warp 9, Inc., Roaming Messenger, Inc., and Latinocare Management Corporation (“LMC”). On July 9, 2015, we changed the name of the Company from Warp 9, Inc. to CloudCommerce, Inc. to reflect a new plan of strategically acquiring profitable data driven marketing solutions providers with strong management teams. The Company, based in San Antonio, Texas, began operations on October 1, 1999. We develop solutions that help our clients acquire, engage, and retain their customers by leveraging cutting edge digital strategies and technologies. We focus intently on using data analytics to drive the creation of great user experiences and effective digital marketing campaigns. Whether it is creating omni-channel experiences, engaging a specific audience, or energizing voters in political campaigns, we believe data is the key to digital success. Our goal is to become the industry leader by always applying a “data first” strategy and acquiring other companies that can help us achieve this vision.  The Company has six subsidiaries, CLWD Operations, Inc. (formerly Indaba Group, Inc.), Parscale Digital, Inc., which merged with Parscale Creative, Inc., as a result of an acquisition dated August 1, 2017, WebTegrity, LLC (“WebTegrity”), which was acquired November 15, 2017, Data Propria, Inc., which the Company launched February 1, 2018, Giles Design Bureau, Inc., which spun out from Parscale Digital in May, 2018, and aiAdvertising, Inc., which was formed January 14, 2021. The Company focuses on four main areas, data analytics, digital marketing, branding and creative services, and web development.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  As of December 31, 2020, the Company had negative working capital of $4,784,105 and has historically reported net losses, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its lenders and investors since its inception through December 31, 2020. It is management’s plan to generate additional working capital from increasing sales from the Company’s service offerings, in addition to acquiring profitable service providers.

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

The Consolidated Financial Statements include the Company and its wholly owned subsidiaries CLWD Operations, Inc (“CLWD Operations”), formerly Indaba Group, Inc, a Delaware corporation, Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), WebTegrity, Inc., a Nevada corporation, Data Propria, Inc., a Nevada corporation, and Giles Design Bureau, Inc., a Nevada corporation. All significant inter-company transactions are eliminated in consolidation of the financial statements.

Reclassifications

Certain prior periods have been recast to reflect current period presentation. During the year ended December 31, 2020 we began to recognize cost of revenue in the statement of operation. All prior periods have been recast to reflect this change.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at December 31, 2020 and December 31, 2019 are $742 and $118,589, respectively. During the years ended December 31, 2020 and December 31, 2019, we included $16,868 and $114,748, respectively, in expense related to balances that were written off as bad debt.

On November 30, 2016, the Company entered into an agreement whereby accounts receivable amounts due from our customers to CLWD Operations were pledged to a third party. Under the terms of the agreement, the Company may receive advances in amounts up to $400,000, based on the amounts we invoice our customers, for a period of one year. Because the Company maintains the collectability risk of all outstanding balances, we record the customer balances at fair value in accounts receivable, including an allowance for any balances at risk of collectability, and the amount due to the third party as a liability. On March 23, 2017, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $100,000, to a total of $500,000. As of December 31, 2020, the balance due from this arrangement was $379,797.

On October 19, 2017, the Company entered into an agreement whereby accounts receivable amounts due from our customers to Parscale Digital were pledged to a third party. Under the terms of the agreement, the Company may receive advances in amounts up to $500,000, based on the amounts we invoice our customers, for a period of one year. Because the Company maintains the collectability risk of all outstanding balances, we record the customer balances at fair value in accounts receivable, including an allowance for any balances at risk of collectability, and the amount due to the third party as a liability. On April 12, 2018, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $250,000, to a total of $750,000. This borrowing facility had an expiration date of November 11, 2020 and was not renewed. As of December 31, 2020, the balance due from this arrangement was zero.

On August 2, 2018, the Company entered into agreements whereby accounts receivable amounts due from our customers to Giles Design Bureau, WebTegrity and Data Propria were pledged to a third party. Under the terms of the agreements, the Company may receive advances in amounts up to $150,000, $150,000 and $600,000, respectively, based on the amounts we invoice our customers, for a period of one year. Because the Company maintains the collectability risk of all outstanding balances, we record the customer balances at fair value in accounts receivable, including an allowance for any balances at risk of collectability, and the amount due to the third party as a liability. As of August 22, 2020, these three borrowing facilities have expired and were not renewed. As of December 31, 2020, the combined balance due from these arrangements was zero.

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

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of the income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations includes digital advertising revenue. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 606, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work in an asset in costs in excess of billings. The terms of services contracts generally are for periods of less than one year. The deferred revenue and customer deposits as of December 31, 2020 and 2019 was $841,290 and $2,080,762, respectively. The costs in excess of billings as of December 31, 2020 and 2019 was zero and $21,606, respectively. See footnote 3 for a disclosure of our use of estimates and judgement, as it relates to revenue recognition.

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

During the years ended December 31, 2020 and December 31, 2019, we included $5,155,079 and $3,344,978, respectively, in revenue, related to reimbursable costs.

The Company records revenue into the following five categories:

•	Data Sciences – Includes polling, research, modeling, data fees, consulting and reporting.
•	Design – Includes branding, photography, copyrighting, printing, signs and interior design.
•	Development – Includes website coding.
•	Digital Advertising – Includes ad spend, SEO management and digital ad support.
40

•	Other – Includes domain name management, account management, email marketing, web hosting, email hosting, client training, reimbursed expenses and partner commissions.

For the years ended December 31, 2020 and December 31, 2019, revenue was disaggregated into the five categories as follows:

	Year ended December 31, 2020			Year ended December 31, 2019
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Data Sciences	$596,446	$—	$596,446	$1,150,706	$14,400	$1,165,106
Design	2,390,676	—	2,390,676	2,031,974	624	2,032,598
Development	330,404	—	330,404	1,425,757	46,332	1,472,089
Digital Advertising	6,085,038	3,640	6,088,678	3,650,491	179,640	3,830,131
Other	336,074	—	336,074	719,960	26,579	746,539
Total	$9,738,638	$3,640	$9,742,278	$8,978,888	$267,575	$9,246,463

 Research and Development

Research and development costs are expensed as incurred. Total research and development costs were zero for the years ended December 31, 2020 and December 31, 2019.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $119,332 and $4,797, for the years ended December 31, 2020 and December 31, 2019, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2020 and December 31, 2019, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2020 and 2019:

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

Liabilities
Derivative liability	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

Liabilities
Derivative liability	$—	$—	$342,850	$342,850
Total liabilities measured at fair value	$—	$—	$342,850	$342,850

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

		As of December 31,
	Years	2020	2019
Equipment	5-7	$169,003	$163,750
Office furniture	7	23,569	23,569
Leasehold improvements	Length of lease	—	—
Less accumulated depreciation		(136,890)	(95,897)
Net property and equipment		$55,682	$91,422

The following table discloses fixed asset transactions and recordings during the years ended December 31, 2020 and December 31, 2019:

	Year ended December 31, 2020	Year ended December 31, 2019
Depreciation expense	$40,993	$42,968
Gain/(loss) on disposals	—	(6,452)
Cash paid for fixed asset additions	5,253	2,104

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset would be written down to fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold, including quoted market prices, if available, or the present value of the estimated future cash flows based on reasonable and supportable assumptions. During the year ended December 31, 2020, management reviewed the intangible assets and goodwill of WebTegrity, and determined that there were indications of impairment.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, at December 31, 2020 the Company performed a qualitative assessment of indefinite lived intangibles and goodwill related to WebTegrity and determined there was impairment of indefinite lived intangibles and goodwill. Therefore, an impairment of indefinite lived intangibles and goodwill was recognized.

The impairment test conducted by the Company includes an assessment of whether events occurred that may have resulted in impairment of goodwill and intangible assets. Because it was determined that events had occurred which effected the fair value of goodwill and intangible assets, the Company conducted the two-step approach to determine the fair value and required adjustment. The steps are as follows:

1.	Based on the totality of qualitative factors, determine whether the carrying amount of the intangible asset may not be recoverable. Qualitative factors and key assumptions reviewed include the following:

●	Increases in costs, such as labor, materials or other costs that could negatively affect future cash flows. The Company assumed that costs associated with labor, materials, and other costs should be consistent with fair market levels. If the costs were materially higher than fair market levels, then such costs may adversely affect the future cash flows of the Company or reporting units.

●	Financial performance, such as negative or declining cash flows, or reductions in revenue may adversely affect recoverability of the recorded value of the intangible assets. During our analysis, the Company assumes that revenues should remain relatively consistent or show gradual growth month-to-month and quarter-to-quarter. If we report revenue declines, instead of increases or flat levels, then such condition may adversely affect the future cash flows of the Company or reporting units.

●	Legal, regulatory, contractual, political, business or other factors that could affect future cash flows. During our analysis, the Company assumes that the legal, regulatory, political or business conditions should remain consistent, without placing material pressure on the Company or any of its reporting units. If such conditions were to become materially different than what has been experienced historically, then such conditions may adversely affect the future cash flows of the Company or reporting units.

●	Entity-specific events such as losses of management, key personnel, or customers, may adversely affect future cash flows. During our analysis, the Company assumes that members of management, key personnel, and customers will remain consistent period-over-period. If not effectively replaced, the loss of members of management and key employees could adversely affect operations, culture, morale and overall success of the company. In addition, if material revenue from key customers is lost and not replaced, then future cash flows will be adversely affected.

●	Industry or market considerations, such as competition, changes in the market, changes in customer dependence on our service offering, or obsolescence could adversely affect the Company or its reporting units. We understand that the markets we serve are constantly changing, requiring us to change with it. During our analysis, we assume that we will address new opportunities in service offering and industries served. If we do not make such changes, then we may experience declines in revenue and cash flow, making it difficult to re-capture market share.

●	Macroeconomic conditions such as deterioration in general economic conditions or limitations on accessing capital could adversely affect the Company. During our analysis, we acknowledge that macroeconomic factors, such as the economy, may affect our business plan because our customers may reduce budgets for our services. If there are material declines in the economy, which lead to reductions in revenue then such conditions may adversely affect the Company.

2.	Compare the carrying amount of the intangible asset to the fair value.

3.	If the carrying amount is greater than the fair value, then the carrying amount is reduced to reflect fair value.

In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2019 and determined there was impairment of indefinite lived intangibles and goodwill from our Parscale Media and Parscale Creative acquisitions. Accordingly, all intangible assets and goodwill related to the Parscale Media and Parscale Creative acquisitions have been written off, amounting to $744,444 for Parscale Media and $6,016,323 for Parscale Creative. This amount reduced the consolidated balances of Parscale Digital, as outlined below. This amount is included in Operating Expenses on the Income Statement, for the year ended December 31, 2019. An impairment assessment was also conducted during the year ended December 31, 2020 related to the WebTegrity acquisition and determined that impairment of indefinite lived intangibles and goodwill was necessary. Accordingly, all intangible assets and goodwill related to the WebTegrity acquisition have been written off, amounting to $560,000. This amount reduced the consolidated balances of WebTegrity, as outlined below. This amount is included in Operating Expenses on the Income Statement, for the year ended December 31, 2020. At the time of the impairment analysis, the remaining prior year balance of the Customer List ($71,606) had already been expensed throughout the year ended December 31, 2020.

Goodwill and Intangible assets are comprised of the following, presented as net of amortization:

December 31, 2020
	Parscale Digital	WebTegrity	CloudCommerce	Total
Customer list	—	—	—	—
Non-compete agreement	—	—	—	—
Domain name and trademark	—	—	26,582	26,582
Brand name	—	—	—	—
Goodwill	—	—	—	—
Total	—	—	26,582	26,582

	December 31, 2019
	Parscale Digital	WebTegrity	CloudCommerce	Total
Customer list	—	71,606	—	71,606
Non-compete agreement	—	—	—	—
Domain name and trademark	—	—	27,271	27,271
Brand name	—	130,000	—	130,000
Goodwill	—	430,000	—	430,000
Total	—	631,606	27,271	658,877

Concentrations of Business and Credit Risk

The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk. The Company typically offers its customers credit terms. The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral. In the event of nonpayment, the Company has the ability to terminate services. As of December 31, 2020, the Company held cash and cash equivalents in the amount of $10,538, which was held in the operating bank accounts. Of this amount, $10,538 was held in multiple accounts, in amounts that did not exceeding the FDIC insured limit of $250,000. For further discussion on concentrations see footnote 14.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the year ended December 31, 2020, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2020 based on the grant date fair value estimated. Stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2020 is based on awards ultimately expected to vest or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the year ended December 31, 2020 and 2019 were $390,035 and $391,959, respectively.

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

For the year ended December 31, 2020, the Company has excluded 106,489,498 shares of common stock underlying options, 20,912,852 shares of common stock underlying warrants, 10,000 Series A Preferred shares convertible into 100,000,000 shares of common stock, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 90,000 Series D Preferred shares convertible into 225,000,000 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock and 18,388,400 shares of common stock underlying $183,884 in convertible notes, because their impact on the loss per share is anti-dilutive.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. During the year ended December 31, 2020, all convertible notes that contained embedded derivative instruments were converted, leaving a derivative liability balance of zero. As of December 31, 2020, the Company had a single convertible note (see footnote 8), which is convertible at a fixed price and therefore does not contain an embedded derivative. Therefore, as of December 31, 2020, the Company had no derivative liability.

Recently Adopted Accounting Pronouncements

Management reviewed accounting pronouncements issued during the year ended December 31, 2020, and the following pronouncement was adopted during the period.

In January 2017, the FASB issued 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Due to the limited amount of goodwill and intangible assets recorded at December 31, 2020, the impact of this ASU on its consolidated financial statements and related disclosures was immaterial.

Management reviewed accounting pronouncements issued during the year ended December 31, 2019, and the following pronouncements were adopted during the period.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees recognize a right-of-use asset and a lease liability for all of their leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases must be classified as either operating or finance. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will result in a front-loaded pattern, similar to current capital leases. We adopted Topic 842 effective January 1, 2019 and elected certain available transitional practical expedients. This adoption resulted in right-of-use assets, in the amount of $266,758 and operating lease liability, in the amount of $266,758, to be added to the December 31, 2019 balance sheet. These additions are the result of an office lease in San Antonio. In the prior year, the Company disclosed capital lease obligations, which has been changed to finance lease obligation in the current year, as a result of this adoption. As of December 31, 2020, and 2019, the finance lease obligation totaled zero and $20,654, respectively.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2022. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

In January 2017, the FASB issued 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized. For the year ended December 31, 2020, we used the federal tax rate of 21% in our determination of the deferred tax assets and liabilities balances.

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
48

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

Creative Design – Giles Design Bureau

We provide branding and creative design services which set apart our clients from their competitors and establish themselves in their specific market. We believe in showcasing our client’s brand uniquely and creatively to make the public with curious to learn more. We classify revenue as creative design that includes branding, photography, copyrighting, printing, signs and interior design. Contracts are generated to assure both the company and the client are committed to partnership and both agree to the defined terms and conditions and are typically less than one year. The Company recognizes revenue when performance obligations are met, usually when creative design services obligations are complete, when the hours are recorded, designs are presented, website themes are complete, or any other criteria as mutually agreed.

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

During the year ended December 31, 2020 and 2019, we included $5,155,079 and $3,344,978 respectively, in revenue, related to reimbursable costs. The deferred revenue and customer deposits as of December 31, 2020 and December 31, 2019 were $841,290 and $2,080,762, respectively.

For the year ended December 31, 2020 and 2019, revenue was disaggregated into the five categories as follows:

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Data Sciences	$596,446	$—	$596,446	$1,150,706	$14,400	$1,165,106
Design	2,390,676	—	2,390,676	2,031,974	624	2,032,598
Development	330,404	—	330,404	1,425,757	46,332	1,472,089
Digital Advertising	6,085,038	3,640	6,088,678	3,650,491	179,640	3,830,131
Other	336,074	—	336,074	719,960	26,579	746,539
Total	$9,738,638	$3,640	$9,742,278	$8,978,888	$267,575	$9,246,463

4.    LIQUIDITY AND OPERATIONS

The Company had s net loss of $1,210,650 for the year ended December 31, 2020, and $10,123,380 for the year ended December 31, 2019, and net cash used in operating activities of $(1,812,623) and provided by operating activities of $133,886, in the same periods, respectively.

As of December 31, 2020, the Company had a short-term borrowing relationship with five lenders. The lenders provided short-term and long-term financing under a secured borrowing arrangement, using our accounts receivable as collateral or uncollateralized term loans, disclosed in footnote 7, as well as convertible notes disclosed in footnote 8. As of December 31, 2020, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

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

5. BUSINESS ACQUISITIONS

Parscale Creative, Inc.

On August 1, 2017, the Company completed the acquisition of Parscale Creative, Inc., a Nevada corporation (“Parscale Creative”). As of that date, the Company’s wholly owned operating subsidiary, Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), merged with Parscale Creative, and the name of the combined subsidiary was changed to Parscale Digital. The total purchase price of $7,945,000, was paid in the form of the issuance of ninety thousand (90,000) shares of the Company's Series D Convertible Preferred Stock, at a

liquidation preference of one hundred dollars ($100) per share, plus dividend payments based on 5% of adjusted revenue of Parscale Digital. Adjusted revenue is defined as total revenue, minus digital marketing media buys. Based on the growth of the Parscale Digital, the actual amount of the dividend payments is estimated to be in the range of $850,000 and $1,300,000, over 36 months, if we achieve 0.5% to 3% monthly adjusted revenue growth. The dividend payments are recorded as a reduction to additional paid in capital. During the year ended December 31, 2020, we did not pay any dividend related to the Series D Convertible Preferred stock, and as of December 31, 2020, the accrued balance of the Series D Preferred dividend payable was $237,753. As of the date of closing, Brad Parscale, the 100% owner of Parscale Creative, was appointed to the Company’s Board of Directors. On December 10, 2019, Mr. Parscale resigned from the Company’s Board of Directors. The Company assumed net liabilities of $535,000, related to this acquisition.

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

During the year ended December 31, 2019, we determined that the goodwill and intangibles related to the Parscale Creative acquisition were impaired. Therefore, all remaining indefinite and finite-lived intangibles, and goodwill were written off at that time. The amount of the write off, included in operating expenses was $6,016,323, for the year ended December 31, 2019.

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

During the year ended December 31, 2020, the Company performed an impairment analysis of the goodwill and intangible assets and found that the fair value of those assets were less than the respective carrying values. Therefore, the Company recorded an impairment loss of $560,000 from the brand name and goodwill. All customer list intangible assets were fully amortized before the impairment analysis was conducted and are therefore included in amortization expense on the statement of cash flows and the income statement.

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

6.       INTANGIBLE ASSETS

The Company conducted an impairment analysis for the year ended December 31, 2020 and determined that based on qualitative factors that impairment was necessary for the intangible assets or goodwill of WebTegrity.

Domain Name

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202, which will be used as the main landing page for the Company. The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet. As of December 31, 2020, we have determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

Trademark

On September 22, 2015, the Company purchased the trademark rights to “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000. The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet. The trademark expires in 2020 and may be renewed for an additional 10 years. As of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense. For the year ended December 31, 2020 and 2019, the Company included $689 and $690, respectively, in depreciation and amortization expense related to this trademark. As of December 31, 2020, the balance on this intangible asset was $6,381.

Non-Compete Agreements

In connection with the Company’s August 1, 2017, acquisition of Parscale Creative Brad Parscale agreed to certain non-compete provisions, for a period of three years. The Company has placed a value on this non-compete agreement at $280,000, amortized over a period of 36 months. For the year ended December 31, 2020 and 2018 we have included $93,333 and $93,333 in amortization expense related to this non-compete agreement. During our annual impairment analysis in the 2019 fiscal year, it was determined that the intangible assets of Parscale Creative were impaired. Therefore, as of December 31, 2019, the remaining balance of this intangible asset of $54,444 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of December 31, 2020, the balance on this intangible asset was zero.

Customer List

On August 1, 2017, the Company acquired Parscale Creative, and we have calculated the value of the customer list acquired at $2,090,000, with a useful life of 3 years. During the year ended December 31, 2019, the Company performed our annual impairment analysis and we determined that the intangible assets of Parscale Creative were impaired. Therefore, as of December 31, 2019, the remaining balance of this intangible asset of $386,879 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of December 31, 2019, the balance on this intangible asset was zero.

On November 15, 2017, the Company acquired WebTegrity, and we have calculated the value of the customer list acquired at $280,000, with a useful life of 3 years. During the year ended December 31, 2020, the Company performed our annual impairment analysis and we determined that the intangible assets of WebTegrity were impaired. Therefore, as of December 31, 2020, the remaining balance of this intangible asset of $7,161 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of December 31, 2020, the balance on this intangible asset was zero.

On February 1, 2018, the Company acquired Parscale Media, and we have calculated the value of the customer list acquired at $400,000, with a useful life of 3 years. During the year ended December 31, 2019, the Company performed our annual impairment analysis and we determined that the intangible assets of Parscale Media were impaired. Therefore, as of December 31, 2019, the remaining balance of this intangible asset of $144,445 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of December 31, 2019, the balance of this intangible asset was zero.

Brand Name

On November 15, 2017, the Company acquired WebTegrity, and we have calculated the value of the brand name at $130,000, which is included in other assets on the balance sheet. As of September 30, 2018, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life. In evaluating whether this brand had an indefinite useful life, the Company considered the following criteria:

o	Expected use – We expected to retain the name and brand, leveraging the good reputation and client following. Within the WordPress industry, the WebTegrity name was well known, and the founder of the company has been asked to speak at various conferences.
o	Expected useful life of related group – The WebTegrity name does not relate to another intangible asset or group of intangible assets. Therefore, this criterion was not considered.
o	Limits to useful life – There was no legal, regulatory, or contractual limitation to this intangible asset’s life.
o	Historical experience – This asset does not require an extension or renewal, in order for it to remain on our balance sheet.
o	Effects of other factors – We did consider this criterion in determining useful life, especially since WebTegrity was in a highly competitive industry, mostly relying on the WordPress platform. We considered whether there was a chance of obsolescence or decline due to competition. We concluded that there was not a chance of obsolescence or decline due to competition. Even though there is much competition, WebTegrity produced a quality product with a great team, resulting in long term clients.
o	Maintenance required – There is no maintenance expenditure to obtain future cash flows. Therefore, this criterion was not taken into consideration.

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

On November 15, 2017, the Company acquired WebTegrity, and we have calculated the value of the brand name at $130,000, which is included in other assets on the balance sheet. During our annual impairment analysis we determined that the intangible assets of WebTegrity was impaired. Therefore, as of December 31, 2020, the balance of these intangible asset of $130,000 was written off and included in loss on impairment of goodwill and intangible assets on the income statement.

Goodwill

On August 1, 2017, the Company acquired Parscale Creative, and we have calculated the value of the goodwill at $3,645,000, which was included in other assets on the balance sheet. During the year ended December

31, 2019, the Company performed our annual impairment analysis and we determined that the goodwill and intangible assets of Parscale Creative were impaired. Therefore, as of December 31, 2019, the balance of this goodwill of $3,645,000 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of December 31, 2019, the balance of this goodwill was zero.

On November 15, 2017, the Company acquired WebTegrity, and we have calculated the value of the goodwill at $430,000, which is included in other assets on the balance sheet. During the year ended December 31, 2020, the Company performed our annual impairment analysis and we determined that the goodwill and intangible assets of WebTegrity were impaired. Therefore, as of December 31, 2020, the balance of this goodwill of $430,000 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of December 31, 2020, the balance of this goodwill was zero.

On February 1, 2018, the Company acquired Parscale Media, and we have calculated the value of the goodwill at $500,000, which is included in other assets on the balance sheet. During the year ended December 31, 2019, the Company performed our annual impairment analysis and we determined that the goodwill and intangible assets of Parscale Media were impaired. Therefore, as of December 31, 2019, the balance of this goodwill of $500,000 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of December 31, 2019, the balance of this goodwill was zero.

The Company’s intangible assets consist of the following:

	December 31, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	$—	$—	$—	$280,000	$(208,394)	$71,606
Non-compete agreement	—	—	—	—	—	—
Domain name and trademark	30,201	(3,619)	26,582	30,201	(2,930)	27,271
Brand name	—	—	—	130,000	—	130,000
Goodwill	—	—	—	430,000	—	430,000
Total	$30,201	$(3,619)	$26,582	$870,201	$(211,324)	$658,877

Total amortization expense charged to operations for the year ended December 31, 2020, and 2019 were $72,294 and $976,504, respectively. The following table of remaining amortization of finite life intangible assets, for the years ended December 31, includes the intangible assets acquired, in addition to the CloudCommerce trademark:

2021	690
2022	690
2023	690
Thereafter	4,311
Total	$6,381

7. CREDIT FACILITIES

Lines of Credit

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement auto renewed for another twelve months. The proceeds from the facility are determined by the amounts we invoice our customers. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in CLWD Operations, and therefore, we will require such third-party lender’s written consent to obligate CLWD Operations further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for CLWD Operations to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the year ended December 31, 2020 and 2019, the Company included $34,921 and $650 respectively, in interest expense, related to this secured borrowing facility, and as of December 31, 2020 and December 31, 2019, the outstanding balances were $379,797 and $5,228, respectively.

On October 19, 2017, Parscale Digital entered into a 12-month agreement with a third party to pledge the rights to amounts due from our customers, in exchange for a borrowing facility in amounts up to a total of $500,000. The agreement was amended on April 12, 2018, which increased the allowable borrowing amount by $250,000, to a maximum of $750,000. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender has a first priority security interest in Parscale Digital, and will, therefore, we will require such third-party lender’s written consent to obligate it further or pledge our assets against additional borrowing facilities. Because of this position, it may be difficult for Parscale Digital to secure additional secured borrowing facilities. The cost of this secured borrowing facility is 0.05% of the daily balance. During the year ended December 31, 2020 and 2019, the Company included $45,605 and $85,291, respectively, in interest expense, related to this secured borrowing facility, and as of year ended December 31, 2020 and 2019, the combined outstanding balances were zero and $258,646, respectively. This borrowing facility had an expiration date of November 11, 2019 and were not renewed.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into 12-month agreements with a third party to pledge the rights to amounts due from our customers, in exchange for borrowing facilities in amounts up to a total of $150,000, $150,000 and $600,000, respectively. The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of these facilities, the third-party lender has a first priority security interest in the respective entities, and therefore, we will require such third-party lender’s written consent to obligate the entities further or pledge their assets against additional borrowing facilities. Because of this position, it may be difficult for the entities to secure additional secured borrowing facilities. The cost of these secured borrowing facilities are 0.056%, 0.056% and 0.049%, respectively, of the daily balance. During the year ended December 31, 2020 and 2019, the Company included $73,054 and $119,809, respectively, in interest expense, related to these secured borrowing facilities, and as of year ended December 31, 2020 and December 31, 2019, the combined outstanding balances were zero and $213,088, respectively. These three borrowing facilities had an expiration date of August 22, 2020 and were not renewed.

8.    CONVERTIBLE NOTES PAYABLE

The conversion prices for each of the convertible notes is tied to the trading price of the Company’s common stock. Because of the fluctuation in stock price, the Company is required to report derivative gains and losses each quarter, which was included in earnings, and an overall derivative liability balance on the balance sheet. The Company also records a discount related to the convertible notes, which reduces the outstanding balance of the total amount due and presented as a net outstanding balance on the balance sheet. During the quarter ended June 30, 2020, all convertible notes that contained embedded derivative instruments were converted, leaving a derivative liability balance of zero. As of December 31, 2020, the Company had a single convertible note, which is convertible at a fixed price and therefore does not contain an embedded derivative. Therefore, as of December 31, 2020, the Company had no derivative liability. As of December 31, 2020, the balance of the discount was also zero. The discount is amortized throughout the term of the notes and included in interest expense. For the year ended December 31, 2020, the amount of amortization related to the discount, included in interest expense was $211,222.

On March 25, 2013, the Company issued a convertible promissory note (the “March 2013 Note”) in the amount of up to $100,000, at which time we received an initial advance of $50,000 to cover operational expenses. The lender, a related party, advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note, as amended, allowed the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004 per share. The March 2013 Note bore interest at a rate of 10% per year and matured on March 25, 2018. On May 23, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. On April 17, 2018, the lender converted $16,000 of the outstanding balance and accrued interest of $8,106 into 6,026,301 shares of common stock. On June 23, 2020, the lender converted $50,000 of the outstanding balance and accrued interest of $36,260 into 21,565,068 shares of common stock. The balance of the March 2013 Note, as of December 31, 2020 was zero. This note was converted within the terms of the agreement.

On April 20, 2018, the Company issued a convertible promissory note (the “April 2018 Note”) in the amount of up to $200,000, at which time we received an initial advance of $200,000 to cover operational expenses. The terms of the April 2018 Note, as amended, allow the lender, a related party, to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.01 per share. The April 2018 Note bears interest at a rate of 5% per year and matures on April 20, 2021. During the year ended December 31, 2018, it was determined that the April 2018 Note offered a conversion price which was lower than the market price, and therefore included a beneficial conversion feature. The Company included the amortization of this beneficial conversion feature in interest expense in the amount of $139,726 during the year ended December 31, 2018, and $60,274 during the year ended December 31, 2019. During the year ended December 31, 2019, it was determined that the conversion feature of the April 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the April 2018 Note. The fair value of the April 2018 Notes has been determined by using the Binomial lattice formula from the effective date of the note. On June 23, 2020, the lender converted $38,894 of the outstanding balance and accrued interest of $4,236 into 4,313,014 shares of common stock. The balance of the April 2018 Note, as of December 31, 2020, was $183,884, which includes $22,778 of accrued interest. This note was converted within the terms of the agreement.

On January 16, 2019 the Company issued a promissory note (the “January 16, 2019 Note”) in the amount of $103,000 at which time the Company received $100,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The January 16, 2019 Note bore interest at a rate of 10% per year, had a maturity date of January 16, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount off of the average of the two lowest trading prices during the 20 trading days prior to conversion. During the year ended December 31, 2019, the lender converted the entire balance of $103,000, plus $5,150 interest into 44,780,900 shares, leaving a balance of zero. Because the Company records the value of convertible notes at fair value, no gain or loss is recorded upon conversion. This note was converted within the terms of the agreement.

On January 31, 2019 the Company issued a promissory note (the “January 31, 2019 Note”) in the amount of $53,500 at which time the Company received $50,000, and the remaining $3,500 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The January 31, 2019 Note bore interest at a rate of 10% per year, had a maturity date of January 31, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the lowest trading prices during the 15 trading days prior to conversion. During the year ended December 31, 2019, the lender converted the entire balance of $53,500, plus $3,165 interest and fee into 56,483,670 shares. During the year ended December 31, 2020, the lender converted $3,935 accrued interest and fees into 4,300,327 shares, leaving a balance of zero. Because the Company records the value of convertible notes at fair value, no gain or loss is recorded upon conversion. This note was converted within the terms of the agreement. As of December 31, 2020, the balance of the January 31, 2019 Note was zero.

On February 21, 2019 the Company issued a promissory note (the “February 21, 2019 Note”) in the amount of $53,000 at which time the Company received $50,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The February 21, 2019 Note bore interest at a rate of 10% per year, had a maturity date of February 21, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. During the year ended December 31, 2019, the lender converted the entire balance of $53,000, plus $2,650 interest into 62,281,512 shares, leaving a balance of zero. Because the Company records the value of convertible notes at fair value, no gain or loss is recorded upon conversion. This note was converted within the terms of the agreement. As of December 31, 2020, the balance of the February 21, 2019 Note was zero.

On April 24, 2019 the Company issued a promissory note (the “April 24, 2019 Note”) in the amount of $43,000 at which time the Company received $43,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The April 24, 2019 Note bore interest at a rate of 10% per year, had a maturity date of April 24, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount off of the average of the two lowest trading prices during the 20 trading days prior to conversion. During the year ended December 31, 2019, the lender converted the entire balance of $43,000, plus $2,150 interest into 53,117,648 shares, leaving a balance of zero. Because the Company records the value of convertible notes at fair value, no gain or loss is recorded upon conversion. This note was converted within the terms of the agreement. As of December 31, 2020, the balance of the April 24, 2019 Note was zero.

On May 2, 2019 the Company issued a convertible promissory note (the “May 2, 2019 Note”) in the amount of $48,500 at which time the Company received $45,000, and the remaining $3,500 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The May 2, 2019 Note bore interest at a rate of 10% per year, had a maturity date of May 2, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the lowest trading price during the 15 trading days prior to conversion. The conversion feature of the May 2, 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the May 2, 2019 Note. The fair value of the May 2, 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the note. During the year ended December 31, 2020, the lender converted $40,772 principal and fees into 39,200,000 shares, and $13,578 principal, interest and fees into 22,258,360 shares, leaving a balance of zero. This note was converted within the terms of the agreement.

On June 10, 2019 the Company issued a promissory note (the “June 10, 2019 Note”) in the amount of $53,000 at which time the Company received $50,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The June 10, 2019 Note bore interest at a rate of 10% per year, had a maturity date of June 10, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. During the year ended December 31, 2019, the lender converted the entire balance of $53,000, plus $2,650 interest into 65,470,589 shares, leaving the balance of zero. This note was converted within the terms of the agreement.

On July 16, 2019 the Company issued a convertible promissory note (the “July 16, 2019 Note”) in the amount of $43,000 at which time the Company received $40,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The July 16, 2019 Note bore interest at a rate of 10% per year, had a maturity date of July 10, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the lowest trading price during the 15 trading days prior to conversion. Because the conversion feature of the July 16, 2019 Note was not available to the lender, as of September 30, 2020, the July 16, 2019 Note was not considered a derivative. The Company included the July 16, 2019 Note in the valuation and accounting for derivatives once the 180 days conversion restriction period expired. During the year ended December 31, 2020, the lender converted $52,300 principal, interest and fees into 91,500,000 shares, leaving a balance of zero. This note was converted within the terms of the agreement.

On September 4, 2019 the Company issued a convertible promissory note (the “September 4, 2019 Note”) in the amount of $53,000 at which time the Company received of $50,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The September 4, 2019 Note bore interest at a rate of 10% per year, had a maturity date of September 4, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. Because the conversion feature of the September 4, 2019 Note was not available to the lender, as of December 31, 2019, the September 4, 2019 Note was not considered a derivative. The Company included the September 4, 2019 Note in the valuation and accounting for derivatives once the 180 days conversion restriction period expired. During the year ended December 31, 2020, the lender converted $48,000 principal into 35,357,143 shares, and $7,650 principal and interest into 7,806,122 shares, leaving a balance of zero. This note was converted within the terms of the agreement.

On December 2, 2019 the Company issued a convertible promissory note (the “December 2, 2019 Note”) in the amount of $38,000 at which time the Company received of $35,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The December 2, 2019 Note bore interest at a rate of 10% per year, had a maturity date of December 2, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. Because the conversion feature of the December 2, 2019 Note was not available to the lender, as of December 31, 2019, the December 2, 2019 Note was not considered a derivative. On June 1, 2020, the Company repaid the remaining balance of the December 2, 2019 note, of $55,824, which includes principal, interest and prepayment penalty, leaving a balance of zero. The prepayment penalty of $16,528 was included in interest expense for the year ended December 31, 2020.

On December 5, 2019 the Company issued a convertible promissory note (the “December 5, 2019 Note”) in the amount of $53,000 at which time the Company received of $50,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The December 5, 2019 Note bore interest at a rate of 10% per year, had a maturity date of December 5, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. Because the conversion feature of the December 5, 2019 Note was not available to the lender, as of December 31, 2019, the December 5, 2019 Note was not considered a derivative. On June 3, 2020, the Company repaid the remaining balance of the December 2, 2019 note, of $77,859, which includes principal, interest and prepayment penalty, leaving a balance of zero. The prepayment penalty of $22,988 was included in interest expense for the year ended December 31, 2020.

9.    NOTES PAYABLE

Related Party Notes Payable

On August 3, 2017, the Company issued a promissory note (the “August 3, 2017 Note”) in the amount of $25,000, at which time the entire balance of $25,000 was received to cover operational expenses. The August 3, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The maturity date of the August 3, 2017 Note was extended to August 31, 2021. The balance of the August 3, 2017 Note, as of December 31, 2020 is $29,267, which includes $4,267 of accrued interest.

On August 15, 2017, the Company issued a promissory note (the “August 15, 2017 Note”) in the amount of $34,000, at which time the entire balance of $34,000 was received to cover operational expenses. The August 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The maturity date of the August 15, 2017 Note was extended to August 31, 2021. The balance of the August 15, 2017 Note, as of December 31, 2020 is $39,747 which includes $5,747 of accrued interest.

On August 28, 2017, the Company issued a promissory note (the “August 28, 2017 Note”) in the amount of $92,000, at which time the entire balance of $92,000 was received to cover operational expenses. The August 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The maturity date of the August 28, 2017 Note was extended to August 31, 2021. The balance of the August 28, 2017 Note, as of December 31, 2020 is $107,388 which includes $15,388 of accrued interest.

On September 28, 2017, the Company issued a promissory note (the “September 28, 2017 Note”) in the amount of $63,600, at which time the entire balance of $63,600 was received to cover operational expenses. The September 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The maturity date of the September 28, 2017 Note was extended to August 31, 2021. The balance of the September 28, 2017 Note, as of December 31, 2020 is $73,968, which includes $10,368 of accrued interest.

On October 11, 2017, the Company issued a promissory note (the “October 11, 2017 Note”) in the amount of $103,500, at which time the entire balance of $103,500 was received to cover operational expenses. The October 11, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The maturity date of the October 11, 2017 Note was extended to August 31, 2021. The balance of the October 11, 2017 Note, as of December 31, 2020 is $120,188, which includes $16,688 of accrued interest.

On October 27, 2017, the Company issued a promissory note (the “October 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The October 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The maturity date of the October 27, 2017 Note was extended to August 31, 2021. The balance of the October 27, 2017 Note, as of December 31, 2020 is $122,858, which includes $16,858 of accrued interest.

On November 15, 2017, the Company issued a promissory note (the “November 15, 2017 Note”) in the amount of $62,000, at which time the entire balance of $62,000 was received to cover operational expenses. The November 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The maturity date of the November 15, 2017 Note was extended to August 31, 2021. The balance of the November 15, 2017 Note, as of December 31, 2020 is $71,699, which includes $9,699 of accrued interest.

On November 27, 2017, the Company issued a promissory note (the “November 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The November 27, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The maturity date of the November 27, 2017 Note was extended to August 31, 2021. The balance of the November 27, 2017 Note, as of December 31, 2020 is $122,408, which includes $16,408 of accrued interest.

On December 19, 2017, the Company issued a promissory note (the “December 19, 2017 Note”) in the amount of $42,000, at which time the entire balance of $42,000 was received to cover operational expenses. The December 15, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The maturity date of the December 19, 2017 Note was extended to August 31, 2021. The balance of the December 15, 2017 Note, as of December 31, 2020 is $48,375, which includes $6,375 of accrued interest.

On January 3, 2018, the Company issued a promissory note (the “January 3, 2018 Note”) in the amount of $49,000, at which time the entire balance of $49,000 was received to cover operational expenses. The January 3, 2018 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The maturity date of the January 3, 2018 Note was extended to August 31, 2021. The balance of the January 3, 2018 Note, as of December 31, 2020 is $56,337, which includes $7,337 of accrued interest.

As of December 31, 2020, and December 31, 2019, the notes payable due to related parties totaled $792,235 and $1,018,524, respectively.

On January 17, 2020, the Company exchanged the below related party notes payable for 2,597 shares of Series G preferred stock. The table includes the balances of each note, on the date of the exchange. During the quarter ended June 30, 2020, the Company included $560 in interest expense, related to the exchanged notes. As of December 31, 2020, the balances of the exchanged notes were zero.

Note Date	Principal	Accrued Interest	Total Due	Gain on Exchange	Series G Preferred Shares
November 30, 2017	$30,000	$3,197	$33,197	$70	$331
January 30, 2018	72,000	7,072	79,072	168	789
February 1, 2018	85,000	8,314	93,314	198	931
July 23, 2019	25,000	610	25,610	58	256
August 20, 2019	10,000	205	10,205	23	102
August 28, 2019	18,500	360	18,860	43	188
Total	$240,500	$19,758	$260,258	$560	$2,597

Third Party Notes Payable

On June 29, 2018, the Company issued a promissory note (the “June 2018 Note”), in the amount of $750,000, at which time the Company received $735,000. The remaining $15,000 was retained by the lender as an origination fee. On February 28, 2019 the promissory note was refinanced, and the balance increased to $1,000,000 (the “February 28, 2019 Note”). As of the date of closing the lender withheld $25,443 from the $375,000 balance increase as an origination fee, netting $349,557 to the Company, and on April 3, 2019 the Company received the remaining $250,000. The February 28, 2019 Note bore interest at a rate of 18% per year and is amortized over 12 months. During the year ended December 31, 2020, the Company made payments totaling $506,919 and included $64,326 in interest expense related to this note. As of December 31, 2020, the outstanding balance on the “February 28, 2019 Note” was zero.

On May 5, 2020, the Company issued a promissory note (the “May 2020 Note”) in the amount of $780,680, at which time the entire balance of $780,680 was received to cover payroll and other operating expenses. This May 2020 Note was issued through the Small Business Administration Paycheck Protection Program (the “PPP Program”), and bears interest at a rate of 1% per year. The PPP Program loans allow a deferment period of 6 months, which would require payments to be made starting November 5, 2020. On November 13, 2020, the May 2020 Note was forgiven in full. As of December 31, 2020, the balance on the May 2020 Note was zero, and the Company recorded a gain in the amount of $780,680.

On October 21, 2020, the Company issued a promissory note (the “October 2020 Note”) in the amount of $600,000, at which time a balance of $548,250 was received after subtracting lender costs. The October 2020 Note bears interest at a rate of 12% per year, with 12 months of interest guaranteed. The Company issued 32,232,333 shares of our common stock in connection with this borrowing, which required the recording of a discount in the amount of $299,761 against the balance, amortized over the term of the note. As of December 31, 2020, the balance owed on the December 2020 Note was $672,000 and includes $72,000 of interest, and when the discount of $242,273 is subtracted, the net balance on the balance sheet is $429,727. The Company included a total of $57,488 of amortization expense in depreciation and amortization on the statement of cash flows and the income statement. Since the entire interest amount is guaranteed, the Company recorded $72,000 in interest expense related to this note.

On December 10, 2020, the Company issued a promissory note (the “December 2020 Note”) in the amount of $150,000, at which time a balance of $130,875 was received after subtracting lender costs. The December 2020 Note bears interest at a rate of 12% per year, with 12 months of interest guaranteed. The Company issued 5,769,230 shares of our common stock in connection with this borrowing, which required the recording of a discount in the amount of $34,615 against the balance, amortized over the term of the note. As of December 31, 2020, the balance owed on the December 2020 Note was $168,000 and includes $18,000 of interest, and when the discount of $32,718 is subtracted, the net balance on the balance sheet is $135,282. The Company included a total of $1,897 of amortization expense in depreciation and amortization on the statement of cash flows and the income statement. Since the entire interest amount is guaranteed, the Company recorded $18,000 in interest expense related to this note.

10.  DERIVATIVE LIABILITIES

During the prior year, the Company determined that the convertible notes outstanding as of December 31, 2019 contained embedded derivative instruments as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40. During the quarter ended June 30, 2020, all convertible notes that contained embedded derivative instruments were converted, leaving a derivative liability balance of zero. As of December 31, 2020, the Company had a single convertible note (see footnote 8), which is convertible at a fixed price and therefore does not contain an embedded derivative.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model. The balance of the fair value of the re as of December 31, 2020 and December 31, 2019 is as follows:

Balance at December 31, 2019	$342,850
Additions due to new convertible notes	127,273
Reduction due to conversions and adjustments	(339,105)
Mark-to-market adjustment	(131,018)
Balance at December 31, 2020	$—

During the year ended December 31, 2020 and 2019, the Company incurred losses of $0 and $0, respectively, on the conversion of convertible notes. In connection with the convertible notes, for the year ended December 31, 2020 and 2019, the Company recorded $37,787 and $31,168, respectively, of interest expense and $270,607 and $387,124 respectively, of debt discount amortization expense. As of December 31, 2020, and 2019, the Company had approximately zero and $57,964, respectively, of accrued interest related to the convertible notes that contained embedded derivative.

11.       CAPITAL STOCK

At December 31, 2020 and 2019, the Company’s authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders. As of the date of this report, the Board has designated Series A, Series B, Series C, Series D, Series E, Series F and Series G Preferred Stock.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefor, at the rate of $8 per share annually, payable in preference and priority to any payment of any dividend on the common stock. As of December 31, 2020, the Company has 10,000 shares of Series A Preferred Stock outstanding. During the year ended December 31, 2020 and 2019, we paid dividends of $20,000 and $20,000, respectively, to the holders of Series A Preferred stock. As of December 31, 2020, the balance owed on the Series A Preferred stock dividend was $140,000.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock shall have a stated value of $100. The Series B Preferred Stock is convertible into shares of the Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.004 per share. The Series B Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series B Preferred Stock.. As of December 31, 2020, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $100. The Series C Preferred Stock is convertible into shares of the Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.01 per share. The Series C Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series C Preferred Stock. As of December 31, 2020, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock has a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue means the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. The Series D Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series D Preferred Stock. As of December 31, 2020, the Company has 90,000 shares of Series D Preferred Stock outstanding. During the year ended December 31, 2020, and 2019, we paid dividends of zero, and zero respectively, to the holders of Series D Preferred stock. As of December 31, 2020, the balance owed on the Series D Preferred stock dividend was $237,753, $26,792 of which relates to the year ended December 31, 2020.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock has a stated value of $100. The Series E Preferred Stock is convertible into shares of the Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.05 per share. Series E Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of December 31, 2020, the Company had 10,000 shares of Series E Preferred Stock outstanding.

Series F Preferred

The Company has designated 800,000 shares of its preferred stock as Series F Preferred Stock. Each share of Series F Preferred Stock has a stated value of $25. The Series F Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series F Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the Company’s common stock. The Series F Preferred Stock does have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation. To the extent it may lawfully do so, the Company may, in its sole discretion, after the first anniversary of the original issuance date of the Series F Preferred Stock, redeem any or all of the then outstanding shares of Series F Preferred Stock at a redemption price of $25 per share plus any accrued but unpaid dividends. The Series F Preferred Stock was offered in connection with the Company’s offering under Regulation A under the Securities Act of 1933, as amended. As of December 31, 2020, the Company had 2,413 shares of Series F Preferred Stock outstanding, and an accrued dividend balance of $615.

Series G Preferred

The Company designated 2,600 shares of its preferred stock as Series G Preferred Stock. Each share of Series G Preferred Stock has a stated value of $100. The Series G Preferred Stock is convertible into shares of the Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.0019 per share. The Series G Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series G Preferred Stock. As of December 31, 2020, the Company had 2,597 shares of Series G Preferred Stock outstanding.

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

On January 3, 2018, we granted non-qualified stock options to purchase up to 20,000,000 shares of our common stock to a key employee, at a price of $0.04 per share. During the year ended December 31, 2020, the key employee left the Company and the options were forfeited.

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

The Company used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock. The fair value of options granted during the year ended December 31, 2020 and 2019, were determined using the Black Scholes method with the following assumptions:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Risk free interest rate	1.86%	—
Stock volatility factor	272%	—
Weighted average expected option life	5 years	—
Expected dividend yield	0%	—

A summary of the Company’s stock option activity and related information follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding - beginning of year	150,275,799	$0.0160	151,475,799	$0.017
Granted	300,000,000	$0.0018	—	$—
Exercised	—	$—	—	$—
Forfeited	(20,600,000)	$0.04	(1,200,000)	$0.050
Outstanding - end of year	429,675,799	$0.0051	150,275,799	$0.016
Exercisable at the end of year	223,165,297	$0.0081	141,466,119	$0.015
Weighted average fair value of
options granted during the year		$568,300		$—

As of December 31, 2020, and December 31, 2019, the intrinsic value of the stock options was approximately $1,366,650 and zero, respectively. Stock option expense for the year ended December 31, 2020, and 2019 were $390,035 and $324,959, respectively.

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

The weighted average remaining contractual life of options outstanding, as of December 31, 2020 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)
$0.0150	35,000,000	1.65
$0.0131	60,000,000	1.09
$0.0130	15,000,000	1.22
$0.0100	6,675,799	1.58
$0.0053	12,500,000	1.62
$0.0040	500,000	0.78
$0.0019	283,000,000	4.05
$0.0018	17,000,000	4.42
	429,675,799

Warrants

During the fiscal year ended December 31, 2020 the Company issued 10,912,852 warrants through four agreements, related to borrowings, which are exercisable immediately on a cashless basis at prices ranging from $0.005 to $0.0118 per share. As of December 31,2020, and 2019, there were 20,912,852 and 10,000,000 warrants outstanding, respectively.

The fair value of warrants granted during the year ended December 31, 2020 and 2019, were determined using the Black Scholes method with the following assumptions:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Risk free interest rate	0.40 – 0.42%	1.86%
Stock volatility factor	335.7 - 337.1%	272%
Weighted average expected warrant life	5 years	10 years
Expected dividend yield	0%	0%

A summary of the Company’s warrant activity and related information follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019
		Weighted		Weighted
		average		average
		exercise		exercise
	Warrants	price	Warrants	price
Outstanding - beginning of period	10,000,000	$0.007	—	$—
Issued	10,912,852	$0.007	10,000,000	$0.007
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding - end of period	20,912,852	$0.007	10,000,000	$0.007
Exercisable at the end of period	20,912,852	$0.007	10,000,000	$0.007
Weighted average fair value of
warrants granted during the period		$98,343		$67,000

Warrant expense for the year ended December 31, 2020, and 2019 were $98,343 and $67,000, respectively.

The weighted average remaining contractual life of warrants outstanding, as of December 31, 2020 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	warrants	contractual
prices	outstanding	life (years)
$0.0118	2,423,269	4.81
$0.0072	989,583	4.95
$0.0067	10,000,000	8.62
$0.0050	6,000,000	4.81
$0.0050	1,500,000	4.95
	20,912,852

13. RELATED PARTIES

Bountiful Capital, LLC, loaned the Company $100,000 on January 12, 2016, $500,000 through multiple fundings on the April 2016 Note, $500,000 through multiple fundings on the October 2016 Note, $38,000 on May 16, 2017, $46,000 on May 30, 2017, $26,000 on June 14, 2017, $23,500 on June 29, 2017, $105,000 on July 10, 2017, $50,500 on July 14, 2017, $53,500 on July 30, 2017, $25,000 on August 3, 2017, $34,000 on August 16, 2017, $92,000 on August 28, 2017, $63,600 on September 28, 2017, $103,500 on October 11, 2017, $106,000 on October 27, 2017, $62,000 on November 15, 2017, $106,000 on November 27, 2017, $30,000 on November 30, 2017, $42,000 on December 19, 2017, $49,000 on January 3, 2018, $72,000 on January 30, 2018, $85,000 on February 2, 2018, $25,000 on July 23, 2019, $10,000 on August 20, 2019 and $18,500 on August 28, 2019, as unsecured promissory notes (the “Bountiful Notes”). The terms of the Bountiful Notes include interest of 5% and are due and payable upon demand, but in no case later than 36 months after the effective date. On July 31, 2017, notes payable amounting to $1,442,500 and accrued interest of $43,414 were converted into 14,425 shares of Series C preferred stock. On January 17, 2020, notes payable amounting to $240,500 and accrued interest of $19,758 were converted into 2,597 shares of Series G preferred stock. At December 31, 2020 and December 31, 2019, principal on the Bountiful Notes and accrued interest totaled $792,235 and $1,018,524. The Company’s chief financial officer, Greg Boden, also serves as the president of Bountiful Capital, LLC.

Brad Parscale served on the board of directors of the Company from the acquisition of Parscale Creative on August 1, 2017 until his resignation on December 10, 2019. Mr. Parscale is also the owner of Parscale Strategy, LLC. During the year ended December 31, 2020 and 2019, the Company earned $3,640 and $194,492, respectively, in revenue from providing services to Parscale Strategy, and as of December 31,2020 and 2019, Parscale Strategy had an outstanding accounts receivable of zero and $5,417, respectively.

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

As of December 31, 2020, we had convertible notes in the amount of $183,884 with a relative of a shareholder that owns in excess of 5% of our outstanding common stock. We believe that the terms of those convertible notes are consistent with arm’s length transactions.

14.       CONCENTRATIONS

For the year ended December 31, 2020 and 2019, the Company had two and one major customers that represented approximately 34% and 22% of total revenue, respectively. At December 31, 2020 and December 31, 2019, accounts receivable from two and two customers, represented approximately 32% and 35% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company has elected the practical expedient to combine lease and non-lease components as a single component. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of December 31, 2020, the company recognized ROU assets of $171,549 and operating lease liabilities of $171,549.

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

Operating Leases

On August 1, 2017, Parscale Digital signed a lease agreement with Bureau, Inc., a related party, which commenced on August 1, 2017, for approximately 8,290 square feet, at 321 Sixth Street, San Antonio, TX 78215, for $9,800 per month, plus a pro rata share of the common building expenses. The lease expires on July 31, 2022. As of December 31, 2020, it is unclear whether we will attempt to extend this lease beyond the July 31, 2022 expiration date. However, because the lease expiration is greater than twelve months, the lease liability is included on the Balance Sheet as Right-of-use lease. This lease does not include a residual value guarantee, nor do we expect any material exit costs. As of January 1, 2019, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. As of December 31, 2020, the ROU asset and liability balances of this lease were $171,549 and $171,549, respectively.

Total operating lease expense for the year ended December 31, 2020 and 2019 was $155,119 and $190,860, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location at 6500 Hollister Ave., Goleta, CA, to make monthly payments on past due rent totaling $227,052. Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250. Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802. As of December 31, 2020, the Company recorded the outstanding balance under this settlement agreement as a long-term accrued expense, with the current portion of the debt recorded in accrued expenses. As of December 31, 2020, and December 31, 2019, the Company owed $12,600 and $16,800 on the outstanding reduced payment terms, respectively.

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

The following is a schedule of the net book value of the finance lease.

Assets	December 31, 2020	December 31, 2019
Leased equipment under finance lease,	$100,097	$100,097
less accumulated amortization	(84,837)	(60,007)
Net	$15,260	$40,090

Liabilities	December 31, 2020	December 31, 2019
Obligations under finance lease (current)	$—	$20,654
Obligations under finance lease (noncurrent)	—	—
Total	$—	$20,654

Below is a reconciliation of leases to the financial statements.

	ROU Operating Leases	Finance Leases
Leased asset balance	$171,549	$15,260
Liability balance	171,549	—
Cash flow (operating)	—	—
Cash flow (financing)	—	—
Interest expense	$22,390	$—

The following is a schedule, by years, of future minimum lease payments required under the operating and finance leases.

Years Ending December 31,	ROU Operating Leases	Finance Leases
2021	$117,600	$15,260
2022	68,600	—
2023	—	—
Thereafter	—	—
Total	186,200	15,260
Less imputed interest	(14,651)	—
Total liability	$171,549	$15,260

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Operating Leases	19 months	10%
Finance Leases	0 months	10%

(1) This discount rate is consistent with our borrowing rates from various lenders.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

16. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the year ended December 31, 2020, there were the following non-cash activities.

-	Certain lenders converted a total of $291,940 of principal, interest and fees, into 226,300,034 common shares. The Company recorded no losses on these conversions. As a result of these conversions, we recorded a reduction to the derivative liability of $339,105. Detail of the conversions is below.
Conversion Date	Note Date	Principal	Interest/Fees	Shares
January 21, 2020	January 31, 2019	$—	$249	4,300,327
January 29, 2020	May 2, 2019	9,815	250	11,000,000
February 6, 2020	May 2, 2019	10,291	250	10,800,000
February 11, 2020	May 2, 2019	19,917	250	17,400,000
March 6, 2020	September 4, 2019	15,000	—	10,000,000
March 9, 2020	September 4, 2019	18,000	—	12,857,143
March 11, 2020	September 4, 2019	15,000	—	12,500,000
April 6, 2020	September 4, 2019	5,000	2,650	7,806,122
April 27, 2020	May 2, 2019	8,478	5,100	22,258,360
May 14, 2020	July 16, 2019	12,000	1,000	26,000,000
June 16, 2020	July 16, 2019	14,900	1,000	26,500,000
June 18, 2020	July 16, 2019	9,800	1,000	18,000,000
June 22, 2020	July 16, 2019	5,000	1,000	10,000,000
June 23, 2020	March 25, 2013	50,000	36,260	21,565,068
June 23, 2020	April 20, 2018	38,894	4,236	4,313,014
June 25, 2020	July 16, 2019	1,300	5,300	11,000,000
		$233,395	$58,545	226,300,034

-	The values of the ROU operating leases assets and liabilities each declined $95,209, netting to zero on the statement of cash flows.
-	Recorded an initial derivative discount for notes that became convertible during the period, in the amount of $127,273, which was converted and eliminated.
-	Related party debt and interest in the amount of $259,698 was exchanged for 2,597 shares of series G preferred stock. See footnote 9 for the details of this exchange.
-	Recorded the value of shares issued to lenders in the amount of $334,377.

During the year ended December 31, 2019, there were the following non-cash activities.

-	Lenders converted debt into common stock, within the terms of the agreements. The Company recording no losses on the following conversions:
Conversion Date	Note Date	Principal	Interest/Fees	Shares
July 17, 2019	January 16, 2019	$12,000	$—	1,967,213
August 5, 2019	January 31, 2019	7,838	250	2,550,000
August 27, 2019	January 16, 2019	12,000	—	3,870,968
September 4, 2019	January 16, 2019	15,000	—	5,172,414
September 4, 2019	January 31, 2019	7,777	250	2,800,000
September 5, 2019	January 16, 2019	15,000	—	5,172,414
September 13, 2019	January 16, 2019	16,000	—	6,956,522
September 25, 2019	January 16, 2019	14,800	—	7,047,619
October 28, 2019	January 16, 2019	11,300	—	7,062,500
November 4, 2019	January 16, 2019	6,900	5,150	7,531,250
November 20, 2019	February 21, 2019	6,900	—	4,928,571
November 26, 2019	February 21, 2019	7,900	—	9,294,118
November 27, 2019	February 21, 2019	7,900	—	9,294,118
December 2, 2019	February 21, 2019	8,900	—	10,470,588
December 4, 2019	February 21, 2019	8,900	—	10,470,588
December 4, 2019	February 21, 2019	8,900	—	10,470,588
December 4, 2019	January 31, 2019	6,359	250	8,333,670
December 5, 2019	February 21, 2019	3,600	2,650	7,352,941
December 5, 2019	January 31, 2019	9,663	250	12,500,000
December 6, 2019	April 24, 2019	9,800	—	11,529,412
December 6, 2019	April 24, 2019	9,800	—	11,529,412
December 6, 2019	January 31, 2019	10,456	250	13,500,000
December 9, 2019	April 24, 2019	13,000	—	15,294,118
December 9, 2019	April 24, 2019	10,400	2,150	14,764,706
December 11, 2019	January 31, 2019	11,407	1,915	16,800,000
December 16, 2019	June 10, 2019	15,000	—	17,647,059
December 16, 2019	June 10, 2019	15,000	—	17,647,059
December 17, 2019	June 10, 2019	15,000	—	17,647,059
December 17, 2019	June 10, 2019	8,000	2,650	12,529,412
		305,500	15,765	282,123,319

-	Recorded the initial values of ROU operating leases, which increased ROU assets by $398,506 and operating lease liability by $398,506, netting to zero on the statement of cash flows. As of December 31, 2019, the ROU asset and liability balances were $266,758 and $266,758, respectively.
-	For the year ended December 31, 2019, the Company recorded a discount on the convertible notes and derivative liability in the amount of $467,019, which declined by $287,668 during the year due to conversions (derivative settlements).

17.       INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2020 and 2019 were as follows, assuming a 21% and 21% effective tax rate, respectively:

	For the years ended December 31,
	2020	2019
Deferred tax provision:
Federal
Deferred tax asset	$3,427,761	$3,263,237
Valuation allowance	(3,427,761)	(3,263,237)
Total deferred tax provision	$—	$—

As of December 31, 2020, the Company had approximately $16,322,673 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2040. The deferred tax liability balances as of December 31, 2020 and 2019 were zero and zero, respectively. During the year ended December 31, 2018, it was determined that, due to the Company never having paid federal income taxes and having a large net operating loss (NOL), it is unlikely we will pay federal income taxes in the foreseeable future.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from June 30, 2011 to December 31, 2020 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

18. SUBSEQUENT EVENTS.

On January 5, 2021, we granted non-qualified stock options to purchase up to 368,000,000 shares of our common stock to six key employees and three directors, at an exercise price of $0.0068 per share. The stock options vest equally over a period of 36 months and expire January 5, 2026. These options allow the optionee to exercise on a cashless basis, resulting in no cash payment to the Company upon exercise, anytime after January 5, 2022.

On January 14, 2021, the Company formed a new entity aiAdvertising, Inc., as a Nevada corporation, in order to grow our artificial intelligence-enabled advertising platform SWARM.

On January 15, 2021, an accredited investor converted $183,130.74 in principal, interest and fees resulting in the issuance of 18,313,074 shares of common stock. This note was converted within the terms of the agreement and did not result in a gain of loss.

On January 22, 2021, the Company filed form S-3 to offer up to $100,000,000 worth of our stock to accredited investors. The offering became effective on February 16, 2021.

On January 28, 2021, the Company entered into an Unsecured Promissory Note ( in the aggregate principal amount of $840,000, with Bountiful Capital, LLC for gross proceeds of $840,000. The Promissory Note was funded on January 28, 2021. The investor is a related party. The chief financial officer of the Company, Greg Boden, is also the president of Bountiful Capital, LLC. The note bears interest at a rate of 5% per year and is not convertible into shares of common stock of the Company. Principal and interest under the note are due and payable upon maturity on January 28, 2022, and a prepayment of the note is permitted. On March 4, 2021, the Company paid off the note in full in the amount of $840,000.

On February 4, 2021, the Company received loan proceeds of $780,680 under the Second Draw of the Paycheck Protection Program (“PPP2”). The PPP2 is evidenced by a promissory note (, between the Company and the Cache Valley Bank. The note has a five-year term, bears interest at the rate of 1.00% per year, and may be prepaid at any time without payment of any premium.  No payments of principal or interest are due during the six-month period beginning on the date of the Note (the “Deferral Period”).  The principal and accrued interest under the note is forgivable after eight weeks if the Company uses the PPP2 Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP2 requirements. In order to obtain forgiveness of the PPP2 Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements.  The Company must repay any unforgiven principal amount of the note, with interest, on a monthly basis following the Deferral Period.  The Company intends to use the proceeds of the PPP2 Loan for eligible purposes and to pursue forgiveness, although the Company may take action that could cause some or all of the PPP Loan to become ineligible for forgiveness. No assurance is provided that forgiveness for all or any portion of the PPP2 Loan will be obtained. The note contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or covenants.  The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company.

On February 17, 2021, the Company entered into an agreement with a related party lender (Bountiful Capital, LLC) to refinance the demand notes disclosed in footnote 9 (“Refinance Note”). Under the terms of the agreement, the Company exchanged 10 demand notes dated between August 2017 and January 2018 for a new consolidated note payable with an expiration date of August 31, 2021. The new Refinance Note accrues interest at a rate of 5% per year. At the time of the execution of the Refinance Note, the Company issued 25,000,000 restricted shares of its common stock to the lender.

On February 19, 2021, the Company entered into a securities purchase agreement with an accredited investor for the purchase and sale of an aggregate of 85,000,000 shares of common stock (the “Shares”), (ii) pre-funded warrants to purchase up to 57,857,143 shares of common stock (the “Pre-funded Warrants), and (iii) warrants to purchase up to 142,857,143 shares of common stock (the “Common Warrants,” and together with the Pre-Funded Warrants, the “Warrants”), in a registered direct offering at a purchase price of $0.07 per Share and Common Warrant, or $0.069 per Pre-Funded Warrant and Common Warrant. The Common Warrants are exercisable for a period of five years commencing upon issuance, at an exercise price of $0.07 per share, subject to certain adjustments set forth therein. The Pre-funded Warrants are exercisable commencing upon issuance and expiring upon the exercise of the Pre-funded Warrants in full, at an exercise price of $0.001 per share, subject to certain adjustments set forth therein. The Company received gross proceeds of $10,000,000 from this accredited investor. On March 5, 2021, we and the purchaser entered into an amendment agreement to the Purchase Agreement (the “Amendment Agreement”) to reduce the exercise price of the Common Warrants from $0.07 to $0.0454 per share of common stock. We also agreed to issue an additional 28,571,421 Common Warrants to the purchaser. No other changes to the Common Warrants or other terms of the Purchase Agreement were made.

Following is the detail of the shares of common stock issued after December 31, 2020:

Date of Issuance	Type		Shares
January 15, 2021	Debt Conversion	(1)	18,313,074
February 3, 2021	Preferred A Conv	(2)	40,000,000
February 3, 2021	Preferred A Conv	(2)	16,000,000
February 16, 2021	Preferred A Conv	(2)	44,000,000
February 17, 2021	Debt Refinance	(3)	25,000,000
February 18, 2021	Stock Option Exercise	(5)	2,160,294
February 22, 2021	Stock Sale	(4)	85,000,000
February 22, 2021	Stock Option Exercise	(5)	660,192
March 4, 2021	Stock Option Exercise	(5)	708,469
			231,842,029

__________________________________________

(1)	See subsequent even dated January 15, 2021.
(2)	Holders of our series A preferred stock converted all 10,000 shares of series A preferred stock into an aggregate 100,000,000 shares of our common stock. The holders of these shares are deemed affiliates and are restricted in the number of shares that may be sold.
(3)	See subsequent event dated February 17, 2021.
(4)	See subsequent event dated February 19, 2021.
(5)	Stock options were exercised, and shares of common stock were issued in accordance with the respective stock option agreements. No officer, director or affiliate were the recipients of the shares issued.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Based on that evaluation, our management concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management did not identify any control deficiencies or material weaknesses in the course of performing this internal controls assessment. Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2020, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2020 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter of fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists the executive officers and directors of the Company:

Name	Age	Position
Andrew Van Noy	38	Chief Executive Officer, President and Chairman
Gregory Boden	50	Chief Financial Officer, Corporate Secretary, and Director
Kevin Myers	58	Director

Andrew Van Noy, age 38, has been a director of the Company since November 2012. Mr. Van Noy has been the President of the Company since April 2012 and the Chief Executive Officer of the Company since August 2012. He was Executive Vice President of the Company from November 2011 to April 2012 and Vice President of Sales and Marketing of the Company from May 2011 to November 2011. From January 2009 to April 2011, Mr. Van Noy served as the Vice President of Sales and Marketing for PageTransformer, a company which provided web and software development for iPad, iPhone, and Android devices. Mr. Van Noy came to the Company with experience in digital marketing, private equity and investment banking. During his years at the Company, Mr. Van Noy led the efforts to rebrand and restructure the business and presided over the acquisition of a number of companies. Mr. Van Noy graduated from BYU with a Bachelor of Science degree.

The Board of Directors believes that Mr. Van Noy is qualified to serve as a director because of his experience in executive roles and his experience with re-branding and re-structuring of the Company, including the launch of our Magento platform.

Gregory Boden, age 50, has been a director of the Company since November 2011 and the Corporate Secretary of the Company since February 2013. On April 24, 2012 Mr. Boden was appointed Chief Financial Officer of the Company. From June 2011 to March 2012, Mr. Boden served as an independent contractor assisting the Company in accounting and financial reporting matters. In addition to his position as Chief Financial Officer, Mr. Boden has served since January 2011 as the President of Bountiful Capital, LLC, a Santa Barbara based private equity company. Prior to joining the Company, from September 2006 to October 2009, Mr. Boden worked in public accounting in the audit practice of KPMG, LLP, after which, from October 2009 to December 2010, he managed the franchise accounting and cash application departments of Select Staffing, a nationwide staffing company. Mr. Boden received his Master of Accountancy degree from the University of Denver.

The Board of Directors believes that Mr. Boden is qualified to serve as a director because of his management and industry experience, in addition to his understanding of accounting and financial reporting.

Kevin Myers, age 58, has been an independent director of the Company since December 2019. Mr. Myers served as the chief marketing and information officer of Donatos Pizza, from February 2018 until March 2020. Prior to Donatos Pizza, Mr. Myers served as the General Manager of the brand division of Majority Strategies, a full-service data, digital and print agency, from November 2015 until February 2018. In this role, Mr. Myers was responsible for revenue growth and product development in the company’s corporate advertising division. Prior to Majority Strategies, Mr. Myers held various marketing and advertising roles for over 12 years. He holds a bachelor’s degrees from the Ohio State University in industrial and computer science engineering.

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

Involvement in Certain Legal Proceedings

During the past eleven years, none of our directors, executive officers, promoters, control persons, or nominees has been:

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
77

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

The Elements of CloudCommerce’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The Board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2020, all executive officer base salary decisions were approved by the Board of Directors.

Our Board of Directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, or during the year if needed, and the Board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions.

Incentive Compensation Awards

During the fiscal years ended December 31, 2020 and 2019, the Company did not have an incentive compensation plan.

Equity Incentive Awards

Our 2003 Stock Option Plan for directors, officers, employees and key consultants (the “2003 Plan”) which authorized the issuance of up to 5,000,000 shares of our common stock pursuant to the 2003 Plan terminated upon the expiration of the remaining options granted under the 2003 Plan on May 24, 2014. In December 2020 the Company adopted the CloudCommerce, Inc. 2020 Equity Incentive Plan. The Board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options, if any, currently held by the officer and their vesting schedule. Our policy prohibits backdating options or granting them retroactively. As of June 30, 2014, no stock options granted under the 2003 Plan remain outstanding and the 2003 Plan has been terminated. As of December 31, 2020, 429,675,799 stock options granted outside of the 2003 Plan are outstanding.

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

Executive Officer Compensation

The following summary compensation table sets forth certain information concerning compensation paid to the Company’s Chief Executive Officer and its most highly paid executive officers whose total annual salary and bonus for services rendered in all capacities for the fiscal year ended December 31, 2020 was $100,000 or more.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Option Awards	All Other Compensation	Total
Andrew Van Noy Chief Executive	2020	$225,000	-0-	-0-	$225,000
Officer, President, and Director	2019	$195,000	-0-	-0-	$195,000
Gregory Boden Chief Financial Officer, Corporate	2020	$150,000	-0-	-0-	$150,000
Secretary and Director	2019	$120,000	-0-	-0-	$120,000

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by the Company’s executive officers at December 31, 2020.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Gregory Boden (1) Chief Financial Officer and Corporate Secretary	500,000 2,500,000 10,000,000 5,000,000 50,000,000	- 0 - - 0 - - 0 - - 0 - - 0 -	$0.0040 $0.0053 $0.0131 $0.0150 $0.0019	October 12, 2021 August 13, 2022 February 3, 2022 August 25, 2022 January 17,2025
Andrew Van Noy (2) Chief Executive Officer and President	5,000,000 30,000,000 15,000,000 20,000,000 50,000,000	- 0 - - 0 - - 0 - - 0 - - 0 -	$0.0053 $0.0131 $0.0130 $0.0150 $0.0019	August 13, 2022 February 3, 2022 March 20, 2022 August 25, 2022 January 17,2025

(1)	On October 12, 2011, Mr. Boden received stock options to purchase 500,000 shares of common stock, at an exercise price of $0.004 per share exercisable for a period of ten years from the date of grant. These stock options vest at a rate of 1/48 per month commencing on the date of grant until all of the options are vested. On August 13, 2012, Mr. Boden received stock options to purchase 2,500,000 shares of common stock, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On February 3, 2015, Mr. Boden received stock options to purchase 10,000,000 shares of common stock, at an exercise price of $0.0131 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On August 25, 2015, Mr. Boden received stock options to purchase 5,000,000 shares of common stock, at an exercise price of $0.015 per share exercisable for a period of seven years from the date of grant. On January 17, 2020, Mr. Boden received stock options to purchase 50,000,000 shares of common stock, at an exercise price of $0.0019 per share exercisable for
79

a period of five years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

(2)	On August 13, 2012, Mr. Van Noy received stock options to purchase 5,000,000 shares of common stock, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On February 3, 2015, Mr. Van Noy received stock options to purchase 30,000,000 shares of common stock, at an exercise price of $0.0131 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On March 20, 2015, Mr. Van Noy received stock options to purchase 15,000,000 shares of common stock, at an exercise price of $0.013 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On August 25, 2015, Mr. Van Noy received stock options to purchase 20,000,000 shares of common stock, at an exercise price of $0.015 per share exercisable for a period of seven years from the date of grant. On January 17, 2020, Mr. Van Noy received stock options to purchase 50,000,000 shares of common stock, at an exercise price of $0.0019 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

Director Compensation

The Company’s directors receive compensation for their services rendered to the Company as directors. During the fiscal years ended December 31, 2020 and 2019, this compensation totaled $30,000 and zero, respectively, to each director. Compensation to employee directors is included in the summary compensation table.

The following table sets forth compensation we paid to our directors during the year ended December 31, 2020 (excluding compensation under the Summary Compensation table above).

	Fees
	Earned or
	Paid in	Stock	Option	All Other
Name	Cash	Awards (2)	Awards	Compensation	Total
Andrew Van Noy	$30,000	—	—	—	$30,000
Gregory Boden	$30,000	—	—	—	$30,000
Kevin Myers	$30,000	—	—	—	$30,000

Employment Agreements

The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with its executive officers in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of CloudCommerce at March 12, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 12, 2021 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 915,782,133 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o CloudCommerce, Inc., 321 Sixth Street, San Antonio, TX 78215. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership
Gregory Boden Director, Chief Financial Officer, and Corporate Secretary (2)	37,230,164	3.9%
Andrew VanNoy Chairman, Chief Executive Officer, and President (3)	97,782,733	9.6%
Kevin Myers Director (4)	8,229,224	0.9%
All current Executive Officers and Directors as a Group (3 persons)	143,242,121	14.4%

Zachary Bartlett Vice President of Communications (5)	67,533,303	6.9%
Bradley Parscale (6)	225,000,000	19.7%

(1)	Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.
(2)	Includes 37,178,082 shares which may be purchased by Mr. Boden pursuant to stock options that are exercisable within 60 days of March 12, 2021. Does not include shares of common stock issuable upon conversion of outstanding convertible promissory notes and Series C Preferred stock held Bountiful Capital LLC, of which Mr. Boden serves as President. Such securities subject to a 4.99% ownership blockers.
(3)	Includes 89,178,082 shares which may be purchased by Mr. Van Noy pursuant to stock options that are exercisable within 60 days of March 12, 2021.
(4)	Includes 8,229,224 shares which may be purchased by Mr. Myers pursuant to stock options that are exercisable within 60 days of March 12, 2021.
(5)	Includes 35,000,000 shares which may be purchased by Mr. Bartlett pursuant to stock options that are exercisable within 60 days of March 12, 2021.
(6)	Includes shares underlying 90,000 shares of Series D Preferred Stock. Each share of Series D Preferred Stock may be converted at any time upon ninety (90) days’ written notice, into 2,500 shares of the Company’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Chief Financial Officer of the Company, Gregory Boden, is also the President of Bountiful Capital, LLC (“Bountiful Capital”). Bountiful Capital issued promissory notes to the Company on January 12, 2016, April 18, 2016, October 3, 2016, May 16, 2017, May 30, 2017, June 14, 2017 and June 29, 2017, July 10, 2017, July 14, 2017, and July 30, 2017, which have been exchanged for Series C Preferred Stock, as of July 31, 2017. Bountiful Capital issued promissory notes to the Company on August 3, 2017, August 15, 2017, August 28, 2017, September 28, 2017, October 11, 2017, October 27, 2017, November 15, 2017, November 27, 2017, November 30, 2017, December 19,

2017, January 3, 2018, January 30, 2018, February 2, 2018, July 23, 2019, August 20, 2019, and August 28, 2019. As of December 31, 2020, the total balance on these notes was $792,235, which includes $109,135 of accrued interest.

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

Director Independence

Kevin Myers, who was added as a director of the Company on December 10, 2019, is the only independent director as defined under Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

M&K CPAs, PLLC (“M&K”) has served as the Company’s independent registered accountants since August 2018. M&K also is a provider of tax services to the Company.

Audit Fees

An aggregate of $73,300 was billed to us by our auditors for professional services, including audit of the annual financial statement of the Company for the fiscal year ended December 31, 2020, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2020, June 30, 2020, and March 31, 2020.

An aggregate of $64,519 was billed to us by our auditors for professional services, including audit of the annual financial statement of the Company for the fiscal year ended December 31, 2019, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2019, June 30, 2019, and March 31, 2019

Audit Related Fees

None.

Tax Fees

Our auditors billed the Company $1,500 for tax preparation services during the fiscal year ended December 31, 2020.

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

2.6	Agreement and Plan of Merger, dated as of August 1, 2017, by and among CloudCommerce, Inc., Parscale Creative, Inc., Bradley Parscale and Parscale Digital, Inc. (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
2.7	Purchase Agreement, dated August 1, 2017, by and among CloudCommerce, Inc., Parscale Media, LLC, and Bradley Parscale (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
3.1	Articles of Incorporation (incorporated by reference from the exhibits included with the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission, dated April 10, 2002).
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated September 30, 2015).
3.3	Bylaws (incorporated by reference from the exhibits included with the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission, dated April 10, 2002).

3.4	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).
3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated December 18, 2015).
3.6	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated June 28, 2016).
3.7	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
3.8	Certificate of Designation of Series D Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
3.9	Certificate of Designation of Series E Preferred Stock (incorporated by reference to 8-K filed November 17, 2017)
3.10	Certificate of Designation of Series F Preferred Stock (incorporated by reference to 8-K filed January 3 ,2020)
3.11	Certificate of Designation of Series G Preferred Stock (incorporated by reference to 8-K filed February 12, 2020)
4.1	Stock Option Plan (Incorporated by reference from the exhibits included in the Company's Information Statement filed with the Securities and Exchange Commission, dated August 1, 2003).
10.1	Form of Convertible Note, dated January 5, 2015 (Incorporated by reference to exhibits filed with the Company's Current Report on Form 10-Q/A filed with the Securities and Exchange Commission, dated February 17, 2015).
10.2	Agreement and Plan of Merger by and among Indaba Group, LLC, a Colorado limited liability company, Ryan Shields, Blake Gindi, and Jack Gindi, Warp 9, Inc., a Nevada corporation, and Warp 9, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 30, 2015).
10.3	Exchange Agreement, dated July 31, 2017, by and between CloudCommerce, Inc., and Bountiful Capital, LLC (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
10.4	Advisory Agreement, dated August 1, 2017, with Jill Giles (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
10.5	Form of Common Warrant (incorporated by reference to 8-K filed February 22, 2021)

10.6	Form of Pre-Funded Warrant (incorporated by reference to 8-K filed February 22, 2021)
10.7	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed February 22, 2021)
10.8	Form of Amendment Agreement (incorporated by reference to 8-K filed March 8, 2021)
10.9	CloudCommerce, Inc. 2020 Incentive Stock Plan (incorporated by reference to S-8 filed February 18, 2021)
10.10	Engagement Letter (incorporated by reference to 8-K filed February 22, 2021)
10.11	Promissory Note (incorporated by reference to 8-K filed February 9, 2021)
10.12	Unsecured Promissory Note, dated January 28, 2021 (incorporated by reference to 8-K filed February 2, 2021)
10.13	Securities Purchase Agreement, dated October 21, 2020 (incorporated by reference to 8-K filed October 28, 2020)
10.14	Promissory Note dated October 21, 2020 (incorporated by reference to 8-K filed October 28, 2020)
21.1*	List of Subsidiaries
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial/Accounting Officer
32.1**	Section 906 Certification of Principal Executive Officer
32.2**	Section 906 Certification of Principal Financial/Accounting Officer
EX-101.INS*	XBRL INSTANCE DOCUMENT
EX-101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB*	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2021	CLOUDCOMMERCE, INC.

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

By: /s/ Andrew Van Noy	Dated: March 15, 2021

--------------------------------------

Andrew Van Noy,

Chief Executive Officer, President and Chairman

(Principal Executive Officer)

By: /s/ Gregory Boden	Dated: March 15, 2021

--------------------------------------

Gregory Boden, Chief Financial Officer and Director

(Principal Financial/Accounting Officer)

By: /s/ Kevin Myers	Dated: March 15, 2021

--------------------------------------

Kevin Myers, Director

