Form 10-K/A
period 2020-12-31
CLOUDCOMMERCE, INC.
filed 2021-03-18
CIK 743758

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

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of CloudCommerce, Inc. (the “Company”) for the year ended December 31, 2020 (the “Original Form 10-K”) is to file the consent of the Company’s independent registered public accounting firm. In connection with the filing of this Amendment, the Company is also including with this Amendment certain currently dated certifications. Except as otherwise set forth in this Explanatory Note, no other information included in the Original Form 10-K is amended or changed by this Amendment.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

2.6	Agreement and Plan of Merger, dated as of August 1, 2017, by and among CloudCommerce, Inc., Parscale Creative, Inc., Bradley Parscale and Parscale Digital, Inc. (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
2.7	Purchase Agreement, dated August 1, 2017, by and among CloudCommerce, Inc., Parscale Media, LLC, and Bradley Parscale (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
3.1	Articles of Incorporation (incorporated by reference from the exhibits included with the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission, dated April 10, 2002).
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated September 30, 2015).
3.3	Bylaws (incorporated by reference from the exhibits included with the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission, dated April 10, 2002).

1

3.4	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).
3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated December 18, 2015).
3.6	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated June 28, 2016).
3.7	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
3.8	Certificate of Designation of Series D Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
3.9	Certificate of Designation of Series E Preferred Stock (incorporated by reference to 8-K filed November 17, 2017)
3.10	Certificate of Designation of Series F Preferred Stock (incorporated by reference to 8-K filed January 3 ,2020)
3.11	Certificate of Designation of Series G Preferred Stock (incorporated by reference to 8-K filed February 12, 2020)
4.1	Stock Option Plan (Incorporated by reference from the exhibits included in the Company's Information Statement filed with the Securities and Exchange Commission, dated August 1, 2003).
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to 10-K filed April 16, 2020)
10.1	Form of Convertible Note, dated January 5, 2015 (Incorporated by reference to exhibits filed with the Company's Current Report on Form 10-Q/A filed with the Securities and Exchange Commission, dated February 17, 2015).
10.2	Agreement and Plan of Merger by and among Indaba Group, LLC, a Colorado limited liability company, Ryan Shields, Blake Gindi, and Jack Gindi, Warp 9, Inc., a Nevada corporation, and Warp 9, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 30, 2015).
10.3	Exchange Agreement, dated July 31, 2017, by and between CloudCommerce, Inc., and Bountiful Capital, LLC (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
10.4	Advisory Agreement, dated August 1, 2017, with Jill Giles (incorporated by reference from the exhibits included with the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
10.5	Form of Common Warrant (incorporated by reference to 8-K filed February 22, 2021)

2

10.6	Form of Pre-Funded Warrant (incorporated by reference to 8-K filed February 22, 2021)
10.7	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed February 22, 2021)
10.8	Form of Amendment Agreement (incorporated by reference to 8-K filed March 8, 2021)
10.9	CloudCommerce, Inc. 2020 Incentive Stock Plan (incorporated by reference to S-8 filed February 18, 2021)
10.10	Engagement Letter (incorporated by reference to 8-K filed February 22, 2021)
10.11	Promissory Note (incorporated by reference to 8-K filed February 9, 2021)
10.12	Unsecured Promissory Note, dated January 28, 2021 (incorporated by reference to 8-K filed February 2, 2021)
10.13	Securities Purchase Agreement, dated October 21, 2020 (incorporated by reference to 8-K filed October 28, 2020)
10.14	Promissory Note dated October 21, 2020 (incorporated by reference to 8-K filed October 28, 2020)
21.1***	List of Subsidiaries
23.1*	Consent of M&K CPAS, PLLC
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial/Accounting Officer
32.1**	Section 906 Certification of Principal Executive Officer
32.2**	Section 906 Certification of Principal Financial/Accounting Officer
EX-101.INS***	XBRL INSTANCE DOCUMENT
EX-101.SCH***	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL***	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF***	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB***	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE***	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

** Furnished herewith

*** Previously filed.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2021	CLOUDCOMMERCE, INC.

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

By: /s/ Andrew Van Noy	Dated: March 18, 2021

--------------------------------------

Andrew Van Noy,

Chief Executive Officer, President and Chairman

(Principal Executive Officer)

By: /s/ Gregory Boden	Dated: March 18, 2021

--------------------------------------

Gregory Boden, Chief Financial Officer and Director

(Principal Financial/Accounting Officer)

By: /s/ Kevin Myers	Dated: March 18, 2021

--------------------------------------

Kevin Myers, Director

4