Form 10-Q
period 2021-03-31
CLOUDCOMMERCE, INC.
filed 2021-05-17
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2021.

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

As of May 17, 2021, the number of shares outstanding of the registrant’s common stock, par value $0.001, was 984,952,653.

1

2

PART I. - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$5,994,243	$10,538
Accounts receivable, net	796,191	343,359
Prepaid and other current Assets	35,200	30,430
TOTAL CURRENT ASSETS	6,825,634	384,327

PROPERTY & EQUIPMENT, net	56,035	55,682
RIGHT-OF-USE ASSETS	146,227	171,549

OTHER ASSETS
Lease deposit	9,800	9,800
Goodwill and other intangible assets, net	26,410	26,582
TOTAL OTHER ASSETS	36,210	36,382

TOTAL ASSETS	$7,064,106	$647,940

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$823,100	$1,575,880
Accounts payable, related party	10,517	10,517
Accrued expenses	235,513	648,273
Operating lease liability	146,227	171,548
Lines of credit	—	379,797
Deferred revenue and customer deposit	921,092	841,290
Convertible notes and interest payable, current, net	—	183,884
Notes payable	—	565,008
Notes payable, related parties	800,657	792,235
TOTAL CURRENT LIABILITIES	2,937,106	5,168,432

LONG TERM LIABILITIES
Accrued expenses, long term	194,503	195,553
TOTAL LONG TERM LIABILITIES	194,503	195,553

TOTAL LIABILITIES	3,131,609	5,363,985
COMMITMENTS AND CONTINGENCIES (see Note 14)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value;
5,000,000 Authorized shares:
Series A Preferred stock; 10,000 authorized, zero and 10,000 shaes issued and
outstanding;	—	10
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and
outstanding;	18	18
Series C Preferred Stock; 25,000 authorized, 14,425 shares issued and
outstanding;	14	14
Series D Preferred Stock; 90,000 authorized, 90,000 shares issued and
outstanding;	90	90
Series E Preferred stock; 10,000 authorized, 10,000 shares issued and
outstanding;	10	10
Series F Preferred stock; 800,000 authorized, 2,353 and 2,413 shares issued and
outstanding;	2	2
Series G Preferred stock; 2,600 authorized, 2,597 shares issued and
outstanding;	3	3
Series H Preferred stock; 1,000 authorized, 1,000 and zero shares issued and
outstanding;	1	—
Common stock, $0.001 par value;
2,000,000,000 authorized shares; 924,338,167 and 683,940,104 shares
issued and outstanding, respectively	924,347	683,949
Additional paid in capital	50,401,311	31,486,837
Accumulated deficit	(47,393,299)	(36,886,978)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	3,932,497	(4,716,045)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$7,064,106	$647,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2021	March 31, 2020

REVENUE	$1,624,520	$3,200,767
REVENUE - related party	—	3,640
TOTAL REVENUE	1,624,520	3,204,407

COST OF REVENUE	970,383	2,263,999
Gross Profit	654,137	940,408

OPERATING EXPENSES
Salaries and outside services	1,427,099	678,991
Selling, general and administrative expenses	6,455,970	457,735
Depreciation and amortization	10,749	31,829

TOTAL OPERATING EXPENSES	7,893,818	1,168,555

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(7,239,681)	(228,147)

OTHER INCOME (EXPENSE)
Other expense	—	—
Gain (loss) on extinguishment of debt	27,411	—
Gain (loss) forgiveness of PPP Loan	780,680
Gain (loss) on changes in derivative liability	—	287,571
Interest expense	(4,074,731)	(188,244)

TOTAL OTHER INCOME (EXPENSE)	(3,266,640)	99,327

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES	(10,506,321)	(128,820)

PROVISION (BENEFIT) FOR INCOME TAXES	—	—

NET LOSS	(10,506,321)	(128,820)

PREFERRED DIVIDENDS	10,116	29,498

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(10,516,437)	$(158,318)

NET LOSS PER SHARE
BASIC	$(0.01)	$—
DILUTED	$(0.01)	$—

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	802,164,932	454,821,804
DILUTED	802,164,932	454,821,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Three months ended March 31, 2020
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	142,450	$142	419,638,507	$419,648	$30,088,492	$(35,616,328)	$(5,108,046)

Conversion of convertible note	—	—	78,857,470	78,857	10,165	—	89,022

Exchange debt-for-equity	2,597	3	—	—	259,695	—	259,698

Series A preferred stock dividend declared ($2.00 per share)	—	—	—	—	(20,000)	—	(20,000)

Series D preferred stock dividend declared ($0.10 per share)	—	—	—	—	(9,025)	—	(9,025)

Series F preferred stock dividend declared ($0.28 per share)	—	—	—	—	(473)	—	(473)

Stock based compensation	—	—	—	—	111,248	—	111,248

Derivative settlement	—	—	—	—	80,357	—	80,357

Other - RegA Investor Funds	1,391	1	—	—	34,774	—	34,775

Net loss	—	—	—	—	—	(128,820)	(128,820)

Balance, March 31, 2020 (unaudited)	146,438	$146	498,495,977	$498,505	$30,555,233	$(35,745,148)	$(4,691,264)

	Three months ended March 31, 2021
Balance, December 31, 2020	147,500	$147	683,940,104	$683,949	$31,486,837	$(36,886,978)	$(4,716,045)

Conversion of convertible note	—	—	18,313,074	18,313	164,818	—	183,131

Stock issuances to lenders	—	—	110,000,000	110,000	12,652,143	—	12,762,143

Series A preferred stock dividend declared ($0.86 per share)	—	—	—	—	(8,604)	—	(8,604)

Series F preferred stock dividend declared ($0.67 per share)	—	—	—	—	(1,512)	—	(1,512)

Stock based compensation	—	—	—	—	238,634	—	238,634

Stock option exercises	—	—	3,528,955	3,529	(3,529)	—	—

Preferred stock conversion	(10,000)	(10)	100,000,000	100,000	(99,990)	—	—

Warrant issuance	—	—	—	—	983,571	—	983,571

Warrant exercise	—	—	8,556,034	8,556	(8,556)	—	—

Other - RegA Investor Funds	(100)	—	—	—	(2,500)	—	(2,500)

Issuance of Series H Preferred stock	1,000	1			4,999,999		5,000,000

Net loss	—	—	—	—	—	(10,506,321)	(10,506,321)

Balance, March 31, 2021	138,400	$138	924,338,167	$924,347	$50,401,311	$(47,393,299)	$3,932,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,506,321)	$(128,820)
Adjustment to reconcile net loss to net cash
(used in) operating activities
Bad debt expense	627	5,980
Depreciation and amortization	10,749	31,829
Finance charge, related party	2,820,000	—
Loss on impairment of goodwill & intangibles	—	—
Amortization of Debt Discount	274,992	—
Gain on settlemet of debt	(27,411)	—
Gain on forgiveness of PPP loan	(780,680)	—
Non-cash compensation expense	238,634	111,248
Non-cash service expense	983,571	—
Issuance of Series H Pref to employee	5,000,000	—
(Gain)/loss on derivative liability valuation	—	(287,571)
Derivative expense	—	103,674
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(453,459)	(552,160)
Prepaid expenses and other assets	(4,770)	19,049
Costs in excess of billings	—	(129,040)
Accounts payable	(730,478)	196,604
Accrued expenses	(255,811)	58,955
Customer Deposits	79,802	(576,954)

NET CASH USED IN OPERATING ACTIVITIES	(3,350,555)	(1,147,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(10,930)	—

NET CASH USED IN INVESTING ACTIVITIES	(10,930)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligation	—	(8,778)
Payment of dividend	(259,121)	—
Proceeds of issuance of common stock	9,942,143	—
Proceeds (payments) on line of credit, net	(366,012)	336,892
Proceeds (payments) of preferred stock	(2,500)	34,775
Principal payments on debt, third party	(750,000)	—
Proceeds from PPP loan	780,680	—
Principal payments on term loan	—	(8,917)
Proceeds from issuance of term loan	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,345,190	353,972

NET INCREASE / (DECREASE) IN CASH	5,983,705	(793,234)

CASH, BEGINNING OF PERIOD	10,538	819,328

CASH, END OF PERIOD	$5,994,243	$26,094

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$285,293	$75,367
Taxes paid	$—	$—

Non-cash financing activities:
Conversion of notes payable to common stock	$183,131	$89,022
Exchange of Debt-to-Equity (Preferred)	$—	$259,698
Derivative settlement	$—	$80,357
Right of use assets	$25,322	$22,921
Derivative discount	$—	$87,816
Conversion of preferred to common stock	$100,000	$—
Exercise of stock options	$3,529	$—
Exercise of warrants	$8,556	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUDCOMMERCE, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2021

1.  BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of CloudCommerce, Inc. (“CloudCommerce,” “we,” “us,” “our,” or the “Company”) and its wholly-owned subsidiaries, have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”).  The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by generally accepted accounting principles (“GAAP”) and should be read in conjunction with our consolidated financial statements and footnotes in the Company's annual report on Form 10-K filed with the SEC on March 15, 2021. In the opinion of management, the unaudited Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Going Concern

The accompanying Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying Consolidated Financial Statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital. Historically, the Company has obtained funds from investors since its inception through sales of our securities. The Company will also seek to generate additional working capital from increasing sales from its data sciences, creative, website development and digital advertising service offerings, and continue to pursue its business plan and purposes.

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

The Consolidated Financial Statements include the Company and its wholly owned subsidiaries CLWD Operations, Inc a Delaware corporation (“CLWD Operations”), Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), WebTegrity, Inc., a Nevada corporation (“WebTegrity”), Data Propria, Inc., a Nevada corporation (“Data Propria”), Giles Design Bureau, Inc., a Nevada corporation (“Giles Design Bureau”), and aiAdvertising, Inc., a Nevada Corporation (“aiAdvertising”). All significant inter-company transactions are eliminated in consolidation of the financial statements.

Reclassifications

Certain prior periods have been recast to reflect current period presentation. During the quarter ended March 31, 2021 we began to recognize cost of revenue in the statement of operation. All prior periods have been recast to reflect this change.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contractual terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at March 31, 2021 and December 31, 2020 are $1,369 and $742 respectively.

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement renewed automatically for another twelve months. The proceeds from the facility were determined by the amounts we invoice our customers. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender had a first priority security interest in CLWD Operations’ assets, and therefore, we would have needed to obtain such third-party lender’s written consent to obligate CLWD Operations’ further or pledge its assets against additional borrowing facilities. Because of this position, it may be difficult for CLWD Operations to secure additional secured borrowing facilities. The cost of this secured borrowing facility was 0.05% of the daily balance. This borrowing facility had an expiration date of January 14, 2021 and was not renewed. As of March 31, 2021, the balance due from this arrangement was zero.

On October 19, 2017, Parscale Digital entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $500,000. The proceeds from the facility were determined by the amounts we invoice our customers. The Company evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender had a first priority security interest in Parscale Digital, and therefore, we would have needed to obtain such third-party lender’s written consent to obligate Parscale Digital further or pledge its assets against additional borrowing facilities. The cost of this secured borrowing facility was 0.05% of the daily balance. On April 12, 2018, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $250,000, to a total of $750,000. This borrowing facility had an expiration date of November 11, 2020 and was not renewed. As of March 31, 2021, the balance due from this arrangement was zero.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into 12-month agreements wherein amounts due from our customers were pledged to a third-party, in exchange for borrowing facilities in amounts up to a total of $150,000, $150,000 and $600,000, respectively. The proceeds from the facility were determined by the amounts we invoice our customers. We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of these facilities, the third-party lender had a first priority security interest in the respective entities, and, therefore, we would have needed to obtain such third-party lender’s written consent to obligate the entities further or pledge our assets against additional borrowing facilities. The cost of this secured borrowing facilities was 0.056%, 0.056% and 0.049%, respectively, of the daily balance. These three borrowing facilities had an expiration date of August 22, 2020 and were not renewed. As of March 31, 2021, the combined balance due from these arrangement was zero.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2021, the Company held cash and cash equivalents in the amount of $5,994,243, which was held in the Company’s operating bank accounts. Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $10,577 and $10,175 for the three months ended March 31, 2021 and 2020, respectively.

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of our income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations includes digital advertising revenue. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 606, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work on the balance sheet as costs in excess of billings. The terms of services contracts generally are for periods of less than one year. The deferred revenue and customer deposits as of March 31, 2021, and December 31, 2020 were $921,092 and $841,290, respectively. The costs in excess of billings as of March 31, 2021 and December 31, 2020 was zero and zero, respectively.

We always strive to satisfy our customers by providing superior quality and service. Since we typically bill based on a Time and Materials basis, there are no returns for work delivered. When discrepancies or disagreements arise, we do our best to reconcile them by assessing the situation on a case-by-case basis and determining if any discounts can be given. Historically, we have not granted any significant discounts.

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were zero for the three months ended March 31, 2021 and 2020.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $21,143 and $65,428 for the three months ended March 31, 2021 and 2020, respectively.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2021 and December 31, 2020, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset would be written down to fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold, including quoted market prices, if available, or the present value of the estimated future cash flows based on reasonable and supportable assumptions. During the year ended December 31, 2020, management reviewed the intangible assets and goodwill of WebTegrity, and determined that there were indications of impairment

Indefinite Lived Intangibles and Goodwill Assets

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

 The impairment test conducted by the Company includes a two-step approach to determine whether it is more likely than not that impairment exists. If it is determined, after step one, that it is not more likely than not, that impairment exists, then no further analysis is conducted. The steps are as follows:

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

In accordance with its policies, the Company conducted an impairment assessment during the year ended December 31, 2020 related to the WebTegrity acquisition and determined that impairment of indefinite lived intangibles and goodwill was necessary. Accordingly, all intangible assets and goodwill related to the WebTegrity acquisition have been written off, amounting to $560,000. This amount reduced the consolidated balances of WebTegrity, as outlined below. This amount is included in Operating Expenses on the Income Statement, for the year ended December 31, 2020. At the time of the impairment analysis, the remaining prior year balance of the Customer List ($71,606) had already been expensed throughout the year ended December 31, 2020.

Goodwill and Intangible assets are comprised of the following, presented as net of amortization:

March 31, 2021
	Parscale Digital	WebTegrity	CloudCommerce	Total
Customer list	—	—	—	—
Non-compete agreement	—	—	—	—
Domain name and trademark	—	—	26,410	26,410
Brand name	—	—	—	—
Goodwill	—	—	—	—
Customer list	—	—	—	—

December 31, 2020
	Parscale Digital	WebTegrity	CloudCommerce	Total
Customer list	—	—	—	—
Non-compete agreement	—	—	—	—
Domain name and trademark	—	—	26,582	26,582
Brand name	—	—	—	—
Goodwill	—	—	—	—
Customer list	—	—	—	—

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

Concentrations of Business and Credit Risk

The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk. The Company typically offers its customers credit terms. The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral. In the event of nonpayment, the Company has the ability to terminate services. As of March 31, 2021, the Company held cash and cash equivalents in the amount of $5,994,243, which was held in the operating bank accounts. Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000. For further discussion on concentrations see footnote 13.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended March 31, 2021, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2021 based on the grant date fair value estimated. Stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2021 is based on awards ultimately expected to vest or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the three months ended March 31, 2021 and 2020 were $238,634 and $111,248, respectively.

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

For the three months ended March 31, 2021, the Company has excluded 265,946,572 shares of common stock underlying options, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 90,000 Series D Preferred shares convertible into 225,000,000 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock and 250,912,853 shares of common stock underlying warrants, because their impact on the loss per share is anti-dilutive.

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

Management reviewed accounting pronouncements issued during the quarter ended March 31, 2021, and no pronouncements were adopted during the period.

Management reviewed accounting pronouncements issued during the year ended December 31, 2020, and the following pronouncements were adopted during the period.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized. For the three months ended March 31, 2021, we used the federal tax rate of 21% in our determination of the deferred tax assets and liabilities balances.

For the three months ended
March 31, 2021

Current tax provision:
Federal
Taxable income	$—
Total current tax provision	$—

Deferred tax provision:
Federal
Loss carryforwards	$3,899,037
Change in valuation allowance	(3,899,037)
Total deferred tax provision	$—

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

Included in creative design and digital marketing revenues are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, furniture, supplies, and the largest component, digital advertising. We have determined, based on our review, that the amounts classified as reimbursable costs should be recorded as gross (principal), due to the following factors:

-	The Company is the primary obligor in the arrangement;
-	We have latitude in establishing price;
-	We have discretion in supplier selection; and
-	The Company has credit risk

During the three months ended March 31, 2021 and 2020, we included $684,561 and $1,925,953 respectively, in revenue, related to reimbursable costs.

The deferred revenue and customer deposits as of March 31, 2021 and December 31, 2020 were $921,092 and $841,290, respectively.

For the three months ended March 31, 2021 and 2020 (unaudited), revenue was disaggregated into the six categories as follows:

	Three months ended March 31, 2021 (unaudited)			Three months ended March 31, 2020 (unaudited)
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Data Sciences	$—	$—	$—	$55,000	$—	$55,000
Design	474,593	—	474,593	683,792	—	683,792
Development	41,255	—	41,255	89,754	—	89,754
Digital Advertising	1,034,165	—	1,034,165	2,148,089	3,640	2,151,729
Swarm	1,184	—	1,184	—	—	—
Other	73,322	—	73,322	224,132	—	224,132
Total	$1,624,520	$—	$1,624,520	$3,200,767	$3,640	$3,204,407

4.    LIQUIDITY AND OPERATIONS

The Company had a net loss of $10,506,321 for the three months ended March 31, 2021, and $128,820 for the three months ended March 31, 2020, and net cash used in operating activities of $(3,350,555) and $(1,147,206), in the same periods, respectively.

As of March 31, 2021, the Company had a short-term borrowing relationship with two lenders. The lenders provided short-term and long-term financing under a secured borrowing arrangement, using our accounts receivable as collateral, disclosed in footnote 6, as well as convertible notes disclosed in footnote 7. As of March 31, 2021, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

While the Company expects that its capital needs in the foreseeable future may be met by cash-on-hand and projected positive cash-flow, there is no assurance that the Company will be able to generate enough positive cash flow to finance its growth and business operations in which event, the Company may need to seek outside sources of capital. There can be no assurance that such capital will be available on terms that are favorable to the Company or at all.

5.	INTANGIBLE ASSETS

Domain Name

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202. We use the domain as the main landing page for the Company. The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet. As of March 31, 2021, we determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

Trademark

On September 22, 2015, the Company purchased the trademark rights to “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000. The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet. The trademark expired in 2020 and the Company submitted a renewal application for an additional 10 years. As of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense. For the three months ended March 31, 2021 and 2020, the Company included $172 and $172, respectively, in depreciation and amortization expense related to this trademark. As of March 31, 2021, the balance on this intangible asset was $6,209.

Customer List

On November 15, 2017, the Company acquired WebTegrity, and has calculated the value of the customer list acquired at $280,000, with a useful life of 3 years. For the years ended March 31, 2021 and 2019, we included zero and $21,482 in depreciation and amortization expense related to the customer list. During the year ended December 31, 2020, the Company performed our annual impairment analysis and we determined that the intangible assets of WebTegrity were impaired. Therefore, as of December 31, 2020, the remaining balance of this intangible asset of $7,161 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of December 31, 2020, the balance on this intangible asset was zero.

Brand Name

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the brand name at $130,000, which is included in other assets on the balance sheet. As of March 31, 2021, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life. In evaluating whether this brand had an indefinite useful life, the Company considered the following criteria:

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

During the year ended December 31, 2020, the Company performed our annual impairment analysis and we determined that the intangible assets of WebTegrity was impaired. Therefore, as of December 31, 2020, the remaining balance of this intangible asset of $130,000 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of December 31, 2020, the balance on this intangible asset was zero.

Goodwill

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the goodwill at $430,000, which is included in other assets on the balance sheet. During the year ended December 31, 2020, the Company performed our annual impairment analysis and we determined that the goodwill of WebTegrity was impaired. Therefore, as of December 31, 2020, the remaining balance of this intangible asset of $430,000 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of December 31, 2020, the balance on this intangible asset was zero.

The Company will assess this intangible asset for impairment, if an event occurs that may affect the fair value, or at least annually.

The Company’s intangible assets consist of the following:

	March 31, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	$—	$—	$—	$—	$—	$—
Non-compete agreement	—	—	—	—	—	—
Domain name and trademark	30,201	(3,791)	26,410	30,201	(3,619)	26,582
Brand name	—	—	—	—	—	—
Goodwill	—	—	—	—	—	—
Total	$30,201	$(3,791)	$26,410	$30,201	$(3,619)	$26,582

Total amortization expense charged to operations for the three months ended March 31, 2021, and 2020 were $172 and $21,654, respectively. The following table of remaining amortization of finite life intangible assets, for the years ended December 31, includes the intangible assets acquired, in addition to the CloudCommerce trademark:

2021	517
2022	690
2023	690
Thereafter	4,312
Total	$6,209

6.    CREDIT FACILITIES

Lines of Credit

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement renewed automatically for another twelve months. The proceeds from the facility were determined by the amounts we invoiced our customers. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender had a first priority security interest in CLWD Operations, and therefore, we would have needed to obtain such third-party lender’s written consent to obligate CLWD Operations further or pledge our assets against additional borrowing facilities. The cost of this secured borrowing facility was 0.05% of the daily balance. During the three months ended March 31, 2021 and 2020, the Company included $13,785 and $34,921, respectively, in interest expense, related to this secured borrowing facility, and as of March 31, 2021 and December 31, 2020, the outstanding balances were zero and zero, respectively. This borrowing facility had an expiration date of January 14, 2021 and was not renewed.

On October 19, 2017, Parscale Digital entered into a 12 month agreement with a third party to sell the rights to amounts due from our customers, in exchange for a borrowing facility in amounts up to a total of $500,000. The agreement was amended on April 12, 2018, which increased the allowable borrowing amount by $250,000, to a maximum of $750,000. The proceeds from the facility were determined by the amounts we invoice our customers. We evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of this facility, the third party lender had a first priority security interest in Parscale Digital, and therefore, we would have needed to obtain such third party lender’s written consent to obligate it further or pledge our assets against additional borrowing facilities. The cost of this secured borrowing facility was 0.05% of the daily balance. During the three months ended March 31, 2021 and 2020, the Company included zero and $11,205, respectively, in interest expense, related to this secured borrowing facility, and as of three ended March 31, 2021 and year ended December 31, 2020, the combined outstanding balances were zero and zero, respectively. This borrowing facility had an expiration date of November 11, 2019 and was not renewed.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into a 12 month agreements with a third party to sell the rights to amounts due from our customers, in exchange for borrowing facilities in amounts up to a total of $150,000, $150,000 and $600,000, respectively. The proceeds from the facility were determined by the amounts we invoiced our customers. We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of these facilities, the third party lender had a first priority security interest in the respective entities, and therefore, we would have been required to obtain such third party lender’s written consent to obligate the entities further or pledge their assets against additional borrowing facilities The cost of these secured borrowing facilities were 0.056%, 0.056% and 0.049%, respectively, of the daily balance. During the three months ended March 31, 2021 and 2020, the Company included zero and $73,054, respectively, in interest expense, related to these secured borrowing facilities, and as of March 31, 2021 and December 31, 2020, the combined outstanding balances were zero and zero, respectively. These three borrowing facilities had an expiration date of August 22, 2020 and were not renewed.

7.    CONVERTIBLE NOTES PAYABLE

During fiscal year 2019, the Company issued convertible promissory notes with variable conversion prices, as outlined below. The conversion prices for each of the notes was tied to the trading price of the Company’s common stock. Because of the fluctuation in stock price, the Company is required to report derivative gains and losses each quarter, which was included in earnings, and an overall derivative liability balance on the balance sheet. The Company also records a discount related to the convertible notes, which reduces the outstanding balance of the total amount due and presented as a net outstanding balance on the balance sheet. During the quarter ended June 30, 2020, all convertible notes that contained embedded derivative instruments were converted, leaving a derivative liability balance of zero.

On March 25, 2013, the Company issued a convertible promissory note (the “March 2013 Note”) in the amount of up to $100,000, at which time we received an initial advance of $50,000 to cover operational expenses. The lender, a related party, advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004 per share. The March 2013 Note bore interest at a rate of 10% per year and matured on March 25, 2018. On May 23, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. On April 17, 2018, the lender converted $16,000 of the outstanding balance and accrued interest of $8,106 into 6,026,301 shares of common stock. On June 23, 2020, the lender converted $50,000 of the outstanding balance and accrued interest of $36,260 into 21,565,068 shares of common stock. The balance of the March 2013 Note, as of March 31, 2021 was zero. This note was converted within the terms of the agreement.

On April 20, 2018, the Company issued a convertible promissory note (the “April 2018 Note”) in the amount of up to $200,000, at which time we received an initial advance of $200,000 to cover operational expenses. The terms of the April 2018 Note, as amended, allowed the lender, a related party, to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.01 per share. The April 2018 Note bore interest at a rate of 5% per year and had maturity date of April 20, 2021. During the year ended December 31, 2018, it was determined that the April 2018 Note offered a conversion price which was lower than the market price, and therefore included a beneficial conversion feature. The Company included the amortization of this beneficial conversion feature in interest expense in the amount of $139,726 during the year ended December 31, 2018, and $60,274 during the year ended December 31, 2019. During the year ended December 31, 2019, it was determined that the conversion feature of the April 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the April 2018 Note. The fair value of the April 2018 Notes has been determined by using the Binomial lattice formula from the effective date of the note. On June 23, 2020, the lender converted $38,894 of the outstanding balance and accrued interest of $4,236 into 4,313,014 shares of common stock. On January 13, 2021, the lender converted $161,106 of the outstanding balance and accrued interest of $22,025 into 18,313,074 shares of common stock. The balance of the April 2018 Note, as of March 31, 2021, was zero. This note was converted within the terms of the agreement.

On January 31, 2019 the Company issued a promissory note (the “January 31, 2019 Note”) in the amount of $53,500 at which time the Company received $50,000, and the remaining $3,500 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The January 31, 2019 Note bore interest at a rate of 10% per year, had a maturity date of January 31, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the lowest trading prices during the 15 trading days prior to conversion. During the year ended December 31, 2019, the lender converted the entire balance of $53,500, plus $3,165 interest and fee into 56,483,670 shares. During the quarter ended December 31, 2020, the lender converted $3,935 accrued interest and fees into 4,300,327 shares, leaving a balance of zero. Because the Company records the value of convertible notes at fair value, no gain or loss is recorded upon conversion. The balance of the January 31, 2019 Note, as of March 31, 2021, was zero This note was converted within the terms of the agreement.

On May 2, 2019 the Company issued a convertible promissory note (the “May 2, 2019 Note”) in the amount of $48,500 at which time the Company received $45,000, and the remaining $3,500 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The May 2, 2019 Note bore interest at a rate of 10% per year, had a maturity date of May 2, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the lowest trading price during the 15 trading days prior to conversion. The conversion feature of the May 2, 2019 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the May 2, 2019 Note. The fair value of the May 2, 2019 Notes has been determined by using the Binomial lattice formula from the effective date of the note. During the quarter ended December 31, 2020, the lender converted $40,772 principal and fees into 39,200,000 shares, and $13,578 principal, interest and fees into 22,258,360 shares, leaving a balance of zero. This note was converted within the terms of the agreement.

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

On December 2, 2019 the Company issued a convertible promissory note (the “December 2, 2019 Note”) in the amount of $38,000 at which time the Company received $35,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The December 2, 2019 Note bore interest at a rate of 10% per year, had a maturity date of December 2, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. Because the conversion feature of the December 2, 2019 Note was not available to the lender, as of December 31, 2019, the December 2, 2019 Note was not considered a derivative. On June 1, 2020, the Company repaid the remaining balance of the December 2, 2019 note, of $55,824, which includes principal, interest and prepayment penalty, leaving a balance of zero. The prepayment penalty of $16,528 was included in interest expense for the quarter ended June 30, 2020.

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

8.    NOTES PAYABLE

Related Party Notes Payable

On August 3, 2017, the Company issued a promissory note (the “August 3, 2017 Note”) in the amount of $25,000, at which time the entire balance of $25,000 was received to cover operational expenses. The August 3, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 3, 2017 Note, as of March 31, 2021 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On August 15, 2017, the Company issued a promissory note (the “August 15, 2017 Note”) in the amount of $34,000, at which time the entire balance of $34,000 was received to cover operational expenses. The August 15, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 15, 2017 Note, as of March 31, 2021 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On August 28, 2017, the Company issued a promissory note (the “August 28, 2017 Note”) in the amount of $92,000, at which time the entire balance of $92,000 was received to cover operational expenses. The August 28, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 28, 2017 Note, as of March 31, 2021 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On September 28, 2017, the Company issued a promissory note (the “September 28, 2017 Note”) in the amount of $63,600, at which time the entire balance of $63,600 was received to cover operational expenses. The September 28, 2017 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than 36 months from the effective date. The balance of the September 28, 2017 Note, as of March 31, 2021 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On October 11, 2017, the Company issued a promissory note (the “October 11, 2017 Note”) in the amount of $103,500, at which time the entire balance of $103,500 was received to cover operational expenses. The October 11, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 11, 2017 Note, as of March 31, 2021 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On October 27, 2017, the Company issued a promissory note (the “October 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The October 27, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 27, 2017 Note, as of March 31, 2021 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On November 15, 2017, the Company issued a promissory note (the “November 15, 2017 Note”) in the amount of $62,000, at which time the entire balance of $62,000 was received to cover operational expenses. The November 15, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 15, 2017 Note, as of March 31, 2021 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On November 27, 2017, the Company issued a promissory note (the “November 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The November 27, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 27, 2017 Note, as of March 31, 2021 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On December 19, 2017, the Company issued a promissory note (the “December 19, 2017 Note”) in the amount of $42,000, at which time the entire balance of $42,000 was received to cover operational expenses. The December 19, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the December 19, 2017 Note, as of March 31, 2021 was zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On January 3, 2018, the Company issued a promissory note (the “January 3, 2018 Note”) in the amount of $49,000, at which time the entire balance of $49,000 was received to cover operational expenses. The January 3, 2018 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 3, 2018 Note, as of March 31, 2021 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

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

On January 28, 2021, the Company entered into an Unsecured Promissory Note (the “January 28, 2021 Note”), in the aggregate principal amount of $840,000, with Bountiful Capital, LLC for gross proceeds of $840,000. The investor is a related party. The chief financial officer of the Company, Greg Boden, is also the president of Bountiful Capital, LLC. The note bears interest at a rate of 5% per year and is not convertible into shares of common stock of the Company. Principal and interest under the note are due and payable upon maturity on January 28, 2022, and a prepayment of the note is permitted. On March 4, 2021, the Company paid off the note in full in the amount of $840,000.

On February 17, 2021, the Company issued a promissory note (the “February 17, 2021 Note”) in the amount of $683,100, at which time the entire balance of $683,100 was received to refinance all outstanding promissory notes. The February 17, 2021 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than August 31, 2021. The balance of the February 17, 2017 Note, as of March 31, 2021 is $800,657, which includes $117,557 of accrued interest. Upon executing the February 17, 2021 Note, the Company issued 25,000,000 shares of restricted common stock to Bountiful Capital.

 As of March 31, 2021, and December 31, 2020, the notes payable due to related parties totaled $800,657 and $792,235, respectively.

Third Party Notes Payable

On June 29, 2018, the Company issued a promissory note (the “June 2018 Note”), in the amount of $750,000, at which time the Company received $735,000. The remaining $15,000 was retained by the lender as an origination fee. On February 28, 2019 the promissory note was refinanced, and the balance increased to $1,000,000 (the “February 28, 2019 Note”). As of the date of closing the lender withheld $25,443 from the $375,000 balance increase as an origination fee, netting $349,557 to the Company, and on April 3, 2019 the Company received the remaining $250,000. The February 28, 2019 Note bore interest at a rate of 18% per year and is amortized over 12 months. During the year ended December 31, 2020, the Company made payments totaling $506,919 and included $64,326 in interest expense related to this note. As of December 31, 2020, the outstanding balance on the February 28, 2019 Note was zero.

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

On October 21, 2020, the Company issued a promissory note (the “October 2020 Note”) in the amount of $600,000, at which time a balance of $548,250 was received after subtracting lender costs. The October 2020 Note bears interest at a rate of 12% per year, with 12 months of interest guaranteed. The Company issued 32,232,333 shares of our common stock in connection with this borrowing, which required the recording of a discount in the amount of $299,761 against the balance, amortized over the term of the note. During the quarter ended March 31, 2021, the Company paid off the balance owed on the October 2020 Note of $672,000 and amortized the debt discount of $242,274. As of March 31, 2021, the balance owed on the October 2020 Note was zero.

On December 10, 2020, the Company issued a promissory note (the “December 2020 Note”) in the amount of $150,000, at which time a balance of $130,875 was received after subtracting lender costs. The December 2020 Note bears interest at a rate of 12% per year, with 12 months of interest guaranteed. The Company issued 5,769,230 shares of our common stock in connection with this borrowing, which required the recording of a discount in the amount of $34,615 against the balance, amortized over the term of the note. During the quarter ended March 31, 2021, the Company paid off the balance owed on the December 2020 Note of $152,614 and amortized the debt discount of $32,718. As of March 31, 2021, the balance owed on the December 2020 Note was zero.

On February 4, 2021, the Company received loan proceeds of $780,680 under the Second Draw of the Paycheck Protection Program (“PPP2”). The PPP2 is evidenced by a promissory note between the Company and the Cache Valley Bank. The note had a five-year term, bore interest at the rate of 1.0% per year, and could have been prepaid at any time without payment of any premium.  No payments of principal or interest were due during the six-month period beginning on the date of the Note (the “Deferral Period”).  The principal and accrued interest under the note was forgivable after eight weeks if the Company used the PPP2 Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP2 requirements. In order to obtain forgiveness of the PPP2 Loan, the Company submitted a request and provided satisfactory documentation regarding its compliance with applicable requirements. On March 23, 2021, we were notified by a representative of Cache Valley Bank that the PPP2 loan was forgiven in full, in the amount of $780,680. As of March 31, 2021, the balance of the PPP2 loan was zero.

9.  DERIVATIVE LIABILITIES

During the prior year, the Company determined that the convertible notes outstanding as of December 31, 2020 contained embedded derivative instruments as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40. During the quarter ended June 30, 2020, all convertible notes that contained embedded derivative instruments were converted, leaving a derivative liability balance of zero. The zero balance has carried forward from June 30, 2020 until the quarter ended March 31, 2021.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model. The balance of the fair value of the derivative liability as of March 31, 2020 and December 31, 2020 is as follows:

Balance at December 31, 2020	$—
Additions due to new convertible notes	—
Reduction due to conversions and adjustments	—
Mark-to-market adjustment	—
Balance at March 31, 2021	$—

During the three months ended March 31, 2021 and 2020, the Company incurred losses of $0 and $0, respectively, on the conversion of convertible notes. In connection with the convertible notes, for the three months ended March 31, 2021 and 2020, the Company recorded $329 and $9,295, respectively, of interest expense and zero and $103,674, respectively, of debt discount amortization expense. As of March 31, 2021, and December 31, 2020, the Company had zero and zero, respectively, of accrued interest related to the convertible notes that contained embedded derivative.

10.  CAPITAL STOCK

At March 31, 2021 and December 31, 2020, the Company’s authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders. As of the date of this report, the Board has designated Series A, Series B, Series C, Series D, Series E, Series F, Series G Preferred Stock and Series H Preferred Stock.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends, payable quarterly, out of any assets of the Corporation legally available therefor, at the rate of $8 per share annually, payable in preference and priority to any payment of any dividend on the common stock. During the three months ended March 31, 2021 and 2020, we paid dividends of zero and zero, respectively, to the holders of Series A Preferred stock. During the quarter ended March 31, 2021, the holders of the 10,000 shares of Series A Preferred Stock converted all outstanding shares of Series A Preferred into 100,000,000 shares of common stock. As of March 31, 2021, the balance owed on the Series A Preferred stock dividend was $148,604, $8,604 of which was recognized during the quarter ended March 31, 2021.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock has a stated value of $100. The Series B Preferred Stock is convertible into shares of the Company's common stock in amount determined by dividing the stated value by a conversion price of $0.004 per share. The Series B Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series B Preferred Stock. As of March 31, 2021, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $100. The Series C Preferred Stock is convertible into shares of the Company's common stock by dividing the stated value by a conversion price of $0.01 per share. The Series C Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series C Preferred Stock. As of March 31, 2021, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock has a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue means the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. The Series D Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series D Preferred Stock. As of March 31, 2021, the Company had 90,000 shares of Series D Preferred Stock outstanding. During the three months ended March 31, 2021, and 2020, we paid dividends of $257,609, and zero respectively, to the holders of Series D Preferred stock. As of March 31, 2021, the balance owed on the Series D Preferred stock dividend was zero.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock has a stated value of $100. The Series E Preferred Stock is convertible into shares of the

Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.05 per share. The Series E Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series E Preferred Stock. As of March 31, 2021, the Company has 10,000 shares of Series E Preferred Stock outstanding.

Series F Preferred

The Company has designated 800,000 shares of its preferred stock as Series F Preferred Stock. Each share of Series F Preferred Stock has a stated value of $25. The Series F Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series F Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the Company’s common stock. The Series F Preferred Stock does have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation. To the extent it may lawfully do so, the Company may, in its sole discretion, after the first anniversary of the original issuance date of the Series F Preferred Stock, redeem any or all of the then outstanding shares of Series F Preferred Stock at a redemption price of $25 per share plus any accrued but unpaid dividends. The Series F Preferred Stock was offered in connection with the Company’s offering under Regulation A under the Securities Act of 1933, as amended. During the quarter ended March 31, 2021, a holder of Series F Preferred shares sold 100 shares back to the company for $2,500. As of March 31, 2021, the Company had 2,353 shares of Series F Preferred Stock outstanding, and an accrued dividend balance of $574.

Series G Preferred

On February 6, 2020, the Company designated 2,600 shares of its preferred stock as Series G Preferred Stock. Each share of Series G Preferred Stock has a stated value of $100. The Series G Preferred Stock is convertible into shares of the Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.0019 per share. The Series G Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series G Preferred Stock. As of March 31, 2021, the Company had 2,597 shares of Series G Preferred Stock outstanding.

Series H Preferred

On March 18, 2021, the Company designated 1,000 shares of its preferred stock as Series H Preferred Stock. The Series H Preferred Stock is not convertible into shares of the Company's common stock and entitles the holder to 51% of the voting power of the Company’s shareholders, as set forth in the Certificate of Designation. As of March 31, 2021, the Company had 1,000 shares of Series H Preferred Stock outstanding and held by Andrew Van Noy, the Chief Executive Officer of the Company. The 1,000 shares of Series H Preferred stock will be redeemed by the Company at the par value of $0.001 per share on the sooner of: 1) sixty days (60) from the effective date of the Certificate of Designation, 2) on the date Andrew Van Noy ceases to serve as an officer, director or consultant of the Company, or 3) on the date that the Company’s shares of common stock first trade on any national securities exchange. For the quarter ended March 31, 2021, the Company estimated the value of the Series H Preferred shares to be $5,000,000, which was included in SG&A expenses on the Income Statement and in cash flows from operating activities on the statement of cash flows. We will adjust the value based on a third-party calculation during the quarter ended June 30, 2021.

Registered Direct Offering

On February 23, 2021, the Company closed a registered direct offering pursuant to which the Company issued and sold 85,000,000 shares of common stock, 57,857,143 prefunded warrants to purchase common stock (at an exercise price of $0.001), and 142,857,143 warrants to purchase common stock for gross proceeds of $10,000,000 ($9,942,143 received February 23, 2021 and $57,857 upon exercise of the prefunded warrants), On March 5, 2021, we and the purchaser entered into an amendment agreement to the purchase agreement for the registered direct offering to reduce the exercise price of the warrants from $0.07 to $0.0454 per share of common stock. We also agreed to issue an additional 28,571,421 warrants to the purchaser. The Company also issued 10,714,286 warrants (at an exercise price of $0.0875) to the designees of the placement agent in connection with this transaction. After transaction costs, the Company received net proceeds of $8,500,493, which is being used for operations.

11.  STOCK OPTIONS AND WARRANTS

Stock Options

On August 1, 2017, we granted non-qualified stock options to purchase up to 10,000,000 shares of our common stock to a key employee, at an exercise price of $0.01 per share. The stock options vest equally over a period of 36 months and expire August 1, 2022. These options may be exercised on a cashless basis, resulting in no cash payment to the company upon exercise. If the optionee exercises the options on a cashless basis, then the above water value (difference between the option price and the fair market price at the time of exercise) is used to purchase shares of common stock. Under this method, the number of shares of common stock issued will be less than the number of options used to obtain those shares of common stock. During the quarter ended September 30, 2018, the employee exercised, on a cashless basis, 3,324,201 options, resulting in the issuance of 1,233,509 shares of common stock.

On September 18, 2017, we granted non-qualified stock options to purchase up to 1,800,000 shares of our common stock to three key employees, at an exercise price of $0.05 per share. The stock options vest equally over a period of 36 months and expire September 18, 2022. These options were exercisable on a cashless basis, resulting in no cash payment to the company upon exercise. During the year ended December 31, 2019, two of the employees who held 1,200,000 options, collectively, left the company and the options were forfeited, and during the period ended June 30, 2020, a key employee who held 600,000 options left the Company and the options were forfeited.

On January 3, 2018, we granted non-qualified stock options to purchase up to 20,000,000 shares of our common stock to a key employees, at an exercise price of $0.04 per share. The stock options vest equally over a period of 36 months and expire January 3, 2023. These options were exercisable on a cashless basis, resulting in no cash payment to the Company upon exercise. During the year ended December 31, 2020, the key employee left the Company, and the options were forfeited.

On January 17, 2020, we granted non-qualified stock options to purchase up to 283,000,000 shares of our common stock to ten key employees and three directors, at an exercise price of $0.0019 per share. The stock options vest equally over a period of 36 months and expire January 17, 2025. These options allow the optionee to exercise on a cashless basis, resulting in no cash payment to the Company upon exercise, anytime after January 17, 2021.

On June 2, 2020, we granted non-qualified stock options to purchase up to 17,000,000 shares of our common stock to a director, at an exercise price of $0.0018 per share. The stock options vest equally over a period of 36 months and expire June 2, 2025. These options are exercisable on a cashless basis, resulting in no cash payment to the Company upon exercise, anytime after June 2, 2021.

On January 5, 2021, we granted non-qualified stock options to purchase up to 368,000,000 shares of our common stock to six key employees and three directors, at an exercise price of $0.0068 per share. The stock options vest equally over a period of 36 months and expire January 5, 2026. These options are exercisable on a cashless basis, resulting in no cash payment to the Company upon exercise, anytime after January 5, 2022.

The Company used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock. The fair value of options granted during the three months ending March 31, 2021 and 2020, were determined using the Black Scholes method with the following assumptions:

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Risk free interest rate	0.4%	1.86%
Stock volatility factor	337%	272%
Weighted average expected option life	5 years	5 years
Expected dividend yield	0%	0%

A summary of the Company’s stock option activity and related information follows:

	Three months ended March 31, 2021		Three months ended March 31, 2020
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding - beginning of period	429,675,799	$0.0052	150,275,799	$0.016
Granted	368,000,000	0.0068	283,000,000	0.002
Exercised	(10,442,467)	0.0080	—	—
Forfeited	—	—	—	—
Outstanding - end of period	787,233,332	$0.0058	433,275,799	$0.007
Exercisable at the end of period	265,946,574	$0.0074	163,134,246	$0.014
Weighted average fair value of
options granted during the period		$2,502,400		$509,400

As of March 31, 2021, and December 31, 2020, the intrinsic value of the stock options was approximately $25,365,347 and $1,366,650, respectively. Stock option expense for the three months ended March 31, 2021, and 2020 were $238,634 and $111,248, respectively.

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

The weighted average remaining contractual life of options outstanding, as of March 31, 2021 was as follows:

		Weighted
		Average
	Number of	remaining
Exercise	options	contractual
prices	outstanding	life (years)

$0.0150	35,000,000	1.40
$0.0131	60,000,000	0.85
$0.0130	15,000,000	0.97
$0.0068	368,000,000	4.77
$0.0053	10,000,000	1.37
$0.0019	283,233,332	3.80
$0.0018	17,000,000	4.18
	787,233,332

Warrants

During the fiscal year ended December 31, 2020 the Company issued 20,912,852 warrants through four agreements, related to borrowings, which are exercisable immediately on a cashless basis at prices ranging from $0.005 to $0.0118 per share. As of March 31, 2021 and December 31, 2020, there were 10,912,852 and 20,912,852 warrants outstanding, respectively.

The fair value of warrants granted during the three months ended March 31, 2021 and 2020, were determined using the Black Scholes method with the following assumptions:

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Risk free interest rate	0.40%	—
Stock volatility factor	337%	—
Weighted average expected warrant life	5 years	—
Expected dividend yield	0%	—

A summary of the Company’s warrant activity and related information follows:

	Three months ended March 31, 2021		Year Ended December 31, 2020
		Weighted		Weighted
		average		average
		exercise		exercise
	Warrants	price	Warrants	price
Outstanding - beginning of period	20,912,852	$0.007	10,000,000	$0.007
Issued	240,000,001	$0.037	10,912,852	$0.007
Exercised	(10,000,000)	$0.007	—	$—
Forfeited	—	$—	—	$—
Outstanding - end of period	250,912,853	$0.035	20,912,852	$0.007
Exercisable at the end of period	250,912,853	$0.035	20,912,852	$0.007
Weighted average fair value of
warrants granted during the period		$983,571		$98,343

Warrant expense for the three months ended March 31, 2021, and 2020 were $983,571 and zero, respectively.

12.  RELATED PARTIES

Our Chief Financial Officer is also the President of Bountiful Capital, LLC. On January 17, 2020, notes payable owed to Bountiful Capital amounting to $240,500 and accrued interest of $19,758 were converted into 2,597 shares of Series G preferred stock. On February 17, 2021, the Company entered into an Unsecured Promissory Note (the “February 17, 2021 Term Note”), in the aggregate principal amount of $840,000, with Bountiful Capital, LLC for gross proceeds of $840,000. The investor is a related party. The note bore interest at a rate of 5% per year and was not convertible into shares of common stock of the Company. Principal and interest under the note were due and payable upon maturity on January 28, 2022, and a prepayment of the note was permitted. On March 4, 2021, the Company paid off the February 17, 2021 Term Note in full in the amount of $840,000. Also on February 17, 2021, the Company entered into an Unsecured Promissory Note (the “February 17, 2021 Refinance Note”) with Bountiful Capital to refinance ten Unsecured Promissory Notes dated between August 3, 2017 and January 3, 2018, with a total principal balance of $683,100 and accrued interest of $113,626. The February 17, 2021 Refinance Note bears interest of 5% per year and is not convertible into shares of common stock of the Company. Principal and interest under the note are due and payable upon maturity on August 31, 2021, and a prepayment of the note is permitted. On February 17, 2021, the Company issued Bountiful Capital 25,000,000 shares of common stock in connection with the issuances of the February 17, 2021 Term Note and the February 17, 2021 Refinance Note, which the Company valued at $2,820,000. We included $2,820,000 in interest expense related to the 25,000,000 shares. At March 31, 2021 and December 31, 2020, principal on the Bountiful Notes and accrued interest totaled $800,657 and $792,235.

Brad Parscale served on the board of directors of the Company from the acquisition of Parscale Creative on August 1, 2017 until his resignation on December 10, 2019. Mr. Parscale is also the owner of Parscale Strategy, LLC. During the three months ended March 31, 2021 and 2020, the Company earned zero and $194,492, respectively, in revenue from providing services to Parscale Strategy, and as of March 31, 2021 and December 31, 2020, Parscale Strategy had an outstanding accounts receivable of zero and zero, respectively.

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

On March 18, 2021, the Company issued 1,000 shares of its Series H Preferred Stock to the Chief Executive Officer of the Company, Andrew Van Noy. The Series H Preferred Stock is not convertible into shares of the Company's common stock and entitles the holder to 51% of the voting power of the Company’s shareholders, as set forth in the Certificate of Designation. The 1,000 shares of Series H Preferred stock will be redeemed by the Company at the par value of $0.001 per share on the sooner of: 1) sixty days (60) from the effective date of the Certificate of Designation, 2) on the date Andrew Van Noy ceases to serve as an officer, director or consultant of the Company, or 3) on the date that the Company’s shares of common stock first trade on any national securities exchange.

13. CONCENTRATIONS

For the three months ended March 31, 2021 and 2020, the Company had four and one major customers who represented approximately 54% and 36% of total revenue, respectively. At March 31, 2021 and December 31, 2020, accounts receivable from four and two customers, represented approximately 60% and 32% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company has elected the practical expedient to combine lease and non-lease components as a single component. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of March 31, 2021, the company recognized ROU assets of $146,227 and lease liabilities of $146,227.

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

Operating Leases

On August 1, 2017, Parscale Digital signed a lease agreement with Giles-Parscale, Inc., a related party, which commenced on August 1, 2017, for approximately 8,290 square feet, at 321 Sixth Street, San Antonio, TX 78215, for $9,800 per month, plus a pro rata share of the common building expenses. The lease expires on July 31, 2022. As of March 31, 2021, it is unclear whether we will attempt to extend this lease beyond the July 31, 2022 expiration date. However, because the lease expiration is greater than twelve months, the lease liability is included on the Balance Sheet as Right-of-use lease. This lease does not include a residual value guarantee, nor do we expect any material exit costs. As of January 1, 2019, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. As of March 31, 2021, the ROU asset and liability balances of this lease were $146,227 and $146,227, respectively.

Total operating lease expense for the three months ended March 31, 2021 and 2020 was $37,042 and $29,400, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location at 6500 Hollister Ave., Goleta, CA, to make monthly payments on past due rent totaling $227,052. Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250. Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802. As of March 31, 2021, the Company recorded the outstanding balance under this settlement agreement as a long-term accrued expense, with the current portion of the debt recorded in accrued expenses. As of March 31, 2021, and December 31, 2020, the Company owed $11,550 and $12,600 on the outstanding reduced payment terms, respectively.

Finance Leases

On August 1, 2017, Parscale Digital signed a lease agreement with Parscale Strategy, a related party, for the use of office equipment and furniture. The lease provides for a term of thirty-six (36) months, at a monthly payment of $3,000, and an option to purchase all items at the end of the lease for one dollar. This lease expired on July 31, 2020 and has a remaining balance owed of $10,517, included in Related Party Accounts Payable. It is certain that the Company will exercise this purchase option. We have evaluated this lease in accordance with ASC 840-30 and determined that it meets the definition of a finance lease.

The following is a schedule of the net book value of the finance lease.

Assets	March 31, 2021	December 31, 2020
Leased equipment under finance lease,	$100,097	$100,097
less accumulated amortization	(91,045)	(84,837)
Net	$9,052	$15,260

Liabilities	March 31, 2021	December 31, 2020
Obligations under finance lease (current)	$—	$—
Obligations under finance lease (noncurrent)	—	—
Total	$—	$—

Below is a reconciliation of leases to the financial statements.

	ROU Operating Leases	Finance Leases
Leased asset balance	$146,227	$9,052
Liability balance	146,227	—
Cash flow (non-cash)	—	—
Interest expense	$10,573	$—

The following is a schedule, by years, of future minimum lease payments required under the operating and finance leases.

Years Ending December 31,	ROU Operating Leases	Finance Leases
2021	88,200	9,052

2022	68,600	—
2023	—	—
Thereafter	—	—
Total	$156,800	$9,052
Less imputed interest	(10,573)	—
Total liability	$146,227	$9,052

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Operating Leases	16 months	10%
Finance Leases	0 months	10%

 _____________

(1) This discount rate is consistent with our borrowing rates from various lenders.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time the Company considers to be material to the Company’s business or financial condition.

15. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2021, there were the following non-cash activities.

-	Certain lenders converted a total of $183,131 of principal, interest and fees, into 18,313,074 common shares.
-	The values of the ROU operating leases assets and liabilities each declined $25,322, netting to zero on the statement of cash flows.
-	The holders of 10,000 shares of Series A Preferred stock converted all shares into 100,000,000 shares of common stock.
-	The holders of 3,666,668 stock options exercised their options into 3,528,955 shares of common stock.
-	The holders of 10,000,000 warrants exercised their warrants into 8,556,034 shares of common stock.

During the three months ended March 31, 2020, there were the following non-cash activities.

-	Certain lenders converted a total of $89,022 of principal, interest and fees, into 78,857,470 common shares. As a result of these conversions, we recorded a reduction to the derivative liability of $80,357.
-	The values of the ROU operating leases assets and liabilities each declined $22,291, netting to zero on the statement of cash flows.
-	Recorded an initial derivative discount for notes that became convertible during the period, in the amount of $87,816, which was converted and eliminated.
-	A related party lender exchanged $259,698 of principal and interest for 2,597 shares of Series G Preferred Stock.

16.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined that the following subsequent events are reportable.

-	On April 14, 2021, Andrew Van Noy, the holder of the majority of the voting power of the shareholders of the Company, and the Company’s chief executive officer and chairman, approved by written consent an amendment to the Company’s articles of incorporation, to increase the number
33

of authorized shares of the Company’s common stock to 10,000,000,000. The Company will file such amendment with the Secretary of State of Nevada, approximately (but not less than) 20 days after the definitive information statement relating to such amendment is mailed to shareholders.

-	On April 6, 2021, the Company issued 47,857,143 shares of common stock to a lender who exercised prefunded warrants at an exercise price of $0.001 per shares. The company received proceeds of $47,857 from this exercise.
-	On April 9, 2021 and April 15, 2021, the Company issued 5,205,359 and 97,625 shares of common stock as a result of the exercise of stock options, respectively.
-	On April 21, 2021, the Company issued 5,558,823 shares of common stock as a result of the cashless exercise of warrants.
-	On May 7, 2021, the Company issued 1,895,536 shares of common stock as a result of the cashless exercise of warrants.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

The following Management’s Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and the related notes thereto as set forth in our Form 10-K for the year ended December 31,2020, and the Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report on form 10-Q. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, herein, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under the “Risk Factors” section of the reports we file with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report, except as may by required under applicable law.

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

Development and Managed Infrastructure Support

Commerce-focused, user-friendly digital websites and apps elevates our customers marketing position and draw consumers to their products and services. Our platform-agnostic approach allows us to architect and build solutions that are the best fit for each customer. Once the digital properties are built, our experts will help manage and protect the website or app and provide the expertise needed to scale the infrastructure needed as our customer’s business grows.

As we noted in our 10-K filed for the year ended December 31, 2020, we are subject to risks associated with a global pandemic, such as the current Covid-19 pandemic, which could adversely affect the Company. Although the Company’s business and revenue could be adversely affected by the Covied-19 pandemic, we have and plan to continue our operations through remote working arrangements, through our workplace technology solutions, which allow employees to work effectively and remain connected.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2020 and determined the fair value of each intangible asset and goodwill did not exceed the respective carrying values. Therefore, an impairment of indefinite lived intangibles and goodwill was recognized.

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

In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2020 and determined there was impairment of indefinite lived intangibles and goodwill from our WebTegrity acquisition. Accordingly, all intangible assets and goodwill related to the WebTegrity acquisition have been written off, amounting to $560,000. This amount was included in Operating Expenses on the Income Statement, for the year ended December 31, 2020.

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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2021 and December 31, 2019, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Management reviewed accounting pronouncements issued during the quarter ended March 31, 2021, and no pronouncements were adopted during the period.

Management reviewed accounting pronouncements issued during the year ended December 31, 2020, and the following pronouncements were adopted during the period.

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

Results of Operations for the Three Months Ended March 31, 2021, compared to the Three Months Ended March 31, 2020.

REVENUE

Total revenue for the three months ended March 31, 2021 decreased by $1,579,887 to $1,624,520, compared to $3,204,407 for the three months ended March 31, 2020.  The decrease was primarily due to a reduction of digital marketing services from a primary client.

COST OF REVENUE

Cost of revenue for the three months ended March 31, 2021 decreased by $1,293,616 to $970,383, compared to $2,263,999 for the three months ended March 31, 2020. The decrease was primarily due to the decrease in digital marketing ad costs and salaries.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the three months ended March 31, 2021 increased by $748,108 to $1,427,099, compared to $678,991 for the three months ended March 31, 2020.  The increase was primarily due to increases in salary expense, payments to contractors and professional services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the three months ended March 31, 2021 increased by $5,998,235 to $6,455,970 compared to $457,735 for the three months ended March 31, 2020.  The increase was primarily due to an increase in warrant and stock option expense, as well as the issuance of shares of Series H Preferred stock to Andrew Van Noy.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended March 31, 2021 decreased by $21,080 to $10,749 compared to $31,829 for the three months ended March 31, 2020. The decrease was primarily due to the impairment of goodwill and intangible assets, as of December 31, 2020, which eliminated additional amortization of intangible assets in the current period.

OTHER INCOME AND EXPENSE

Total other expense for the three months ended March 31, 2021 increased by $3,365,967 to net other expense of $3,266,640 compared to net other income of $99,237 for the three months ended March 31, 2020. The increase in net other expense was primarily due to an increase in finance charges and compensation expense related to the issuance of shares of common stock to a related party, partially offset by forgiveness of debt.

NET LOSS

The net loss for the three months ended March 31, 2021 was $10,506,321, compared to the net loss of $128,820 for the three months ended March 31, 2020.  The increase in net loss for the period was primarily due to an increase in warrant and stock option expenses, and decrease in third party revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital surplus (i.e. the difference between current assets and current liabilities) of $3,888,528 at March 31, 2021 compared to a net working capital deficit of ($4,784,105) at fiscal year ended December 31, 2020.

Cash flow used in operating activities was $3,350,555 for the three months ended March 31, 2021, compared to cash flow used in operating activities of $1,147,206 for the three months ended March 31, 2020. The increase in cash flow used in operating activities of $2,203,349 was primarily due to an increase in net loss, partially offset by finance charges and the issuance of Series H preferred stock.

Cash flow used in investing activities was $10,930 for the three months ended March 31, 2021, compared to cash flow used in investing activities of zero for the three months ended March 31, 2020.  The increase in cash flow used in investing activities of $10,930 was primarily due to the purchase of computers and videography equipment.

Cash flow provided by financing activities was $9,345,190 for the three months ended March 31, 2021, compared to cash flow provided by financing activities of $353,972 for the three months ended March 31, 2020.  The increase in cash flow provided by financing activities of $8,991,218 was due to sale of our common stock, partially offset by debt repayments.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2021, the Company had short-term borrowing relationships with two lenders. During the current period, one lender provides short-term financing under a stock purchase arrangement disclosed in footnote 10. The Company does not have any long-term sources of liquidity. As of March 31, 2021, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

The Company has negative monthly cash flows from operations of approximately $600,000. The Company’s current cash is sufficient to sustain the Company’s operations for approximately 150 days without additional borrowings. To satisfy cash needs, the Company relies on various borrowing mechanisms to fund operations and service debt, as discussed above. We believe that, through our borrowing arrangements, we will have 12 months of cash available.

The Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying Consolidated Financial Statements do not reflect any adjustments that might result if we are unable to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2020 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, raising additional capital. Management believes that the additional cash needed to meet our obligations as they become due, and which will allow the development of our core business operations, will be received through investments in the Company made by our existing shareholders, prospective new investors and future revenue generated by our operations.

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

Based on that evaluation, our management concluded that, due to material adjusting entries related to stock issuances, as of March 31, 2021, our disclosure controls and procedures were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Form 10-K filed with the SEC on March 15, 2021.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

CLOUDCOMMERCE, INC.
(Registrant)

Dated: May 17, 2021	By:	/s/ Andrew Van Noy
Andrew Van Noy Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ Gregory Boden
Gregory Boden Chief Financial Officer and Director (Principal Financial and Accounting Officer)

