Form 10-Q
period 2021-06-30
AiAdvertising, Inc.
filed 2021-08-16
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2021.

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number: 000-13215

AiADVERTISING, INC. (Formerly CloudCommerce, Inc.)
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

As of August 16, 2021, the number of shares outstanding of the registrant’s common stock, par value $0.001, was 1,005,772,636.

PART I. - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,341,622	$10,538
Accounts receivable, net	833,875	343,359
Costs in excess of billings	26,201	-
Prepaid and other current Assets	77,632	30,430
TOTAL CURRENT ASSETS	6,279,330	384,327

PROPERTY & EQUIPMENT, net	76,200	55,682
RIGHT-OF-USE ASSETS	120,268	171,549

OTHER ASSETS
Lease deposit	9,800	9,800
Goodwill and other intangible assets, net	26,236	26,582
TOTAL OTHER ASSETS	36,036	36,382

TOTAL ASSETS	$6,511,834	$647,940

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$741,899	$1,575,880
Accounts payable, related party	10,517	10,517
Accrued expenses	111,049	648,273
Operating lease liability	120,268	171,548
Lines of credit	-	379,797
Deferred revenue and customer deposit	599,116	841,290
Convertible notes and interest payable, current, net	-	183,884
Derivative Liability	-	-
Finance lease obligation, current	-	-
Notes payable	785,925	565,008
Notes payable, related parties	809,172	792,235
TOTAL CURRENT LIABILITIES	3,177,946	5,168,432

LONG TERM LIABILITIES
Accrued expenses, long term	193,453	195,553
TOTAL LONG TERM LIABILITIES	193,453	195,553

TOTAL LIABILITIES	3,371,399	5,363,985
COMMITMENTS AND CONTINGENCIES (see Note 14)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 Authorized shares:
Series A Preferred stock; 10,000 authorized, zero and 10,000 shares issued and outstanding;	-	10
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and outstanding;	18	18
Series C Preferred Stock; 25,000 authorized, 14,425 shares issued and outstanding;	14	14
Series D Preferred Stock; 90,000 authorized, 86,021 and 90,000 shares issued and outstanding;	86	90
Series E Preferred stock; 10,000 authorized, 10,000 shares issued and outstanding;	10	10
Series F Preferred stock; 800,000 authorized, zero and 2,413 shares issued and outstanding;	-	2
Series G Preferred stock; 2,600 authorized, 2,597 shares issued and outstanding;	3	3
Series H Preferred stock; 1,000 authorized, zero shares issued and outstanding;	-	-
Common stock, $0.001 par value; 2,000,000,000 authorized shares; 1,004,900,153 and 925,555,757 shares issued and outstanding, respectively	1,004,910	683,949
Additional paid in capital	45,939,813	31,486,837
Accumulated deficit	(43,804,419)	(36,886,978)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	3,140,435	(4,716,045)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$6,511,834	$647,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

REVENUE	$1,996,602	$2,320,954	$3,547,800	$5,348,936
REVENUE - related party	-	-	$-	3,640
TOTAL REVENUE	1,996,602	2,320,954	3,547,800	5,352,576

COST OF REVENUE	1,338,285	1,530,034	2,279,283	4,020,274
Gross Profit	658,317	790,920	1,268,517	1,332,302

OPERATING EXPENSES
Salaries and outside services	691,571	446,568	2,126,241	864,581
Selling, general and administrative expenses	4,103,469	441,173	2,344,930	900,003
Depreciation and amortization	11,620	31,829	22,369	63,658

TOTAL OPERATING (INCOME) EXPENSES	(3,400,278)	919,570	4,493,540	1,828,242

INCOME (LOSS) FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	4,058,595	(128,650)	(3,225,023)	(495,940)

OTHER INCOME (EXPENSE)
Other expense	-	2	-	3
Gain (loss) on extinguishment of debt	68,204	28,411	95,615	28,971
Gain (loss) forgiveness of PPP Loan	(780,680)		-	-
Gain (loss) on Sales of Discontinued Operations	226,769	-	226,769	-
Gain (loss) on changes in derivative liability	-	(156,610)	-	130,961
Interest expense	(11,766)	(228,145)	(4,086,497)	(416,951)

TOTAL OTHER INCOME (EXPENSE)	(497,473)	(356,342)	(3,764,113)	(257,016)

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR TAXES	3,561,122	(484,992)	(6,989,136)	(752,956)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE PROVISION FOR TAXES	27,758	62,607	71,695	201,751

PROVISION (BENEFIT) FOR INCOME TAXES	-	-	-	-

NET INCOME/(LOSS)	3,588,880	(422,385)	(6,917,441)	(551,205)

PREFERRED DIVIDENDS	2,409	26,632	12,525	56,130

NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,586,471	$(449,017)	$(6,929,966)	$(607,335)

NET LOSS PER SHARE
BASIC	$0.00	$-	$(0.01)	$(0.00)
DILUTED	$0.00	$-	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	985,337,917	544,794,900	894,257,427	499,808,352
DILUTED	2,363,283,243	544,794,900	894,257,427	499,808,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Six months ended June 30, 2020
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	142,450	$ 142	419,638,507	$ 419,648	$ 30,088,492	$ (35,616,328)	$ (5,108,046)

Conversion of convertible note	-	-	78,857,470	78,857	10,165	-	89,022

Exchange debt-for-equity	2,597	3	-	-	259,695	-	259,698

Series A preferred stock dividend declared ($2.00 per share)	-	-	-	-	(20,000)	-	(20,000)

Series D preferred stock dividend declared ($0.10 per share)	-	-	-	-	(9,025)	-	(9,025)

Series F preferred stock dividend declared ($0.28 per share)	-	-	-	-	(473)	-	(473)

Stock based compensation	-	-	-	-	111,248	-	111,248

Derivative settlement	-	-	-	-	80,357	-	80,357

Other - RegA Investor Funds	1,391	1	-	-	34,774	-	34,775

Net Income/(Loss)	-	-	-	-	-	(128,820)	(128,820)

Balance, March 31, 2020 (unaudited)	146,438	$ 146	498,495,977	$ 498,505	$ 30,555,233	$ (35,745,148)	$ (4,691,264)

Conversion of convertible note	-	-	147,442,564	147,442	55,476	-	202,918

Series A preferred stock dividend declared ($2.00 per share)	-	-	-	-	(20,000)	-	(20,000)

Series D preferred stock dividend declared ($0.06 per share)	-	-	-	-	(5,562)	-	(5,562)

Series F preferred stock dividend declared ($0.66 per share)	-	-	-	-	(1,070)	-	(1,070)

Stock based compensation	-	-	-	-	117,128	-	117,128

Derivative settlement	-	-	-	-	258,748	-	258,748

Other - RegA Investor Funds	240	1	-	-	8,499	-	8,500

Net Income/(Loss)	-	-	-	-	-	(422,385)	(422,385)

Balance, June 30, 2020 (unaudited)	146,678	147	645,938,541	645,947	30,968,452	(36,167,533)	(4,552,987)

Six months ended June 30, 2021
Balance, December 31, 2020	147,500	$ 147	683,940,104	$ 683,949	$ 31,486,837	$ (36,886,978)	$ (4,716,045)

Conversion of convertible note	-	-	18,313,074	18,313	164,818	-	183,131

Stock issuances to lenders	-	-	110,000,000	110,000	12,652,143	-	12,762,143

Series A preferred stock dividend declared ($0.86 per share)	-	-	-	-	(8,604)	-	(8,604)

Series F preferred stock dividend declared ($0.67 per share)	-	-	-	-	(1,512)	-	(1,512)

Stock based compensation	-	-	-	-	238,634	-	238,634

Stock option exercises	-	-	3,528,955	3,529	(3,529)	-	-

Preferred stock conversion	(10,000)	(10)	100,000,000	100,000	(99,990)	-	-

Warrant issuance	-	-	-	-	983,571	-	983,571

Warrant exercise	-	-	8,556,034	8,556	(8,556)	-	-

Other - RegA Investor Funds	(100)	-	-	-	(2,500)	-	(2,500)

Issuance of Series H Preferred stock	1,000	1			4,999,999		5,000,000

Net Income/(Loss)	-	-	-	-	-	(10,506,321)	(10,506,321)

Balance, March 31, 2021	138,400	$ 138	924,338,167	$ 924,347	$ 50,401,311	$ (47,393,299)	$ 3,932,497

Series A preferred stock dividend declared ($0.86 per share)	-	-	-	-	(101)	-	(101)

Series F preferred stock dividend declared ($0.67 per share)	-	-	-	-	(2,308)	-	(2,308)

Stock based compensation	-	-	-	-	252,839	-	252,839

Stock option exercises	-	-	5,302,984	5,303	(5,303)	-	-

Preferred stock conversion	(3,979)	(4)	9,947,500	9,948	(9,944)	-	-

Warrant exercise	-	-	65,311,502	65,312	(7,455)	-	57,857

Redemption of Series F Preferred Stock	(2,353)	(2)	-	-	(58,823)	-	(58,825)

Redempion of Series H Preferred stock	(1,000)	(1)			1		-

Revaluation of Series H Preferred Stock	-	-			(4,630,404)		(4,630,404)

Net Income/(Loss)	-	-	-	-	-	3,588,880	3,588,880

Balance, June 30, 2021	131,068	$ 131	1,004,900,153	$ 1,004,910	$ 45,939,813	$ (43,804,419)	$ 3,140,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss) from continued operations	$(6,989,136)	$(752,956)
Adjustment to reconcile net loss to net cash (used in) operating activities

Bad debt expense	(4,645)	39,161
Depreciation and amortization	22,371	63,659
Finance charge, related party	2,820,000	-
Loss on impairment of goodwill & intangibles	-	-
Amortization of Debt Discount	274,992	-
Gain on settlemet of debt	(27,411)	-
Gain on forgiveness of PPP loan	-	-
Gain on Sale of Discontinued Operations	(226,769)
Non-cash compensation expense	491,473	228,376
Non-cash service expense	983,571	-
Issuance of Series H Pref to employee	369,596	-
(Gain)/loss on derivative liability valuation	-	(131,018)
Derivative expense	-	260,140
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(485,871)	(442,896)
Prepaid expenses and other assets	(47,202)	(6,285)
Costs in excess of billings	(26,201)	(80,953)
Accounts payable	(811,679)	(176,847)
Accrued expenses	(220,289)	(14,575)
Customer Deposits	(242,174)	(334,356)

NET CASH (USED IN) OPERATING ACTIVITIES - continued operations	(4,119,374)	(1,348,550)
NET CASH (USED IN) OPERATING ACTIVITIES - discontinued operations	71,695	201,751
NET CASH USED IN OPERATING ACTIVITIES	(4,047,679)	(1,146,799)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(42,543)	-
Proceeds from the sale of discontinued operations	226,769	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	184,226	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligation	-	(17,666)
Payment of dividend	(408,806)	(21,152)
Proceeds of issuance of common stock	10,000,000	-
Proceeds (payments) on line of credit, net	(366,012)	(168,256)
Proceeds (payments) of preferred stock	(61,325)	43,275
Principal payments on debt, third party	(750,000)	(91,000)
Proceeds from PPP loan	780,680	780,680
Principal payments on term loan	-	(13,917)
Proceeds from issuance of term loan	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,194,537	511,964

NET INCREASE / (DECREASE) IN CASH	5,331,084	(634,835)

CASH, BEGINNING OF PERIOD	10,538	819,328

CASH, END OF PERIOD	$5,341,622	$184,493

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$285,293	$75,367
Taxes paid	$-	$-

Non-cash financing activities:
Conversion of notes payable to common stock	$183,131	$291,940
Exchange of Debt-to-Equity (Preferred)	$-	$-
Derivative settlement	$-	$339,105
Right of use assets	$51,281	$46,420
Derivative discount	$-	$127,273
Conversion of preferred to common stock	$109,948	$-
Exercise of stock options	$8,832	$-
Exercise of warrants	$16,011	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AiADVERSTISING, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2021

1. BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of AiAdvertising, Inc. (“AiAdvertising,” “we,” “us,” “our,” or the “Company”) and its wholly-owned subsidiaries, have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”).  The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by generally accepted accounting principles (“GAAP”) and should be read in conjunction with our consolidated financial statements and footnotes in the Company's annual report on Form 10-K filed with the SEC on March 15, 2021. In the opinion of management, the unaudited Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries which the Company does not expect to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of AiAdvertising is presented to assist in understanding the Company’s Consolidated Financial Statements. The Consolidated Financial Statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the Consolidated Financial Statements.

The Consolidated Financial Statements include the Company and its wholly owned subsidiaries CLWD Operations, Inc a Delaware corporation (“CLWD Operations”), Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), WebTegrity, Inc., a Nevada corporation (“WebTegrity”), Data Propria, Inc., a Nevada corporation (“Data Propria”), and Giles Design Bureau, Inc., a Nevada corporation (“Giles Design Bureau”).All significant inter-company transactions are eliminated in consolidation of the financial statements.

Reclassifications

During the quarter ended June 30, 2021 we recognized cost of revenue in the statement of operation. Certain prior periods have been reclassified to reflect current period presentation.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contractual terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at June 30, 2021 and December 31, 2020 are $2,097 and $742 respectively.

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility of up to $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to $500,000. On November 30, 2017, the agreement renewed automatically for another twelve months. The proceeds from the facility were determined by the amounts we invoice our customers. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender had a first priority security interest in CLWD Operations’ assets, and therefore, we would have needed to obtain such third-party lender’s written consent to obligate CLWD Operations’ further or pledge its assets against additional borrowing facilities. The cost of this secured borrowing facility was 0.05% of the daily balance. This borrowing facility had an expiration date of January 14, 2021 and was not renewed. As of June 30, 2021, the balance due from this arrangement was zero.

On October 19, 2017, Parscale Digital entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility of up to $500,000. The proceeds from the facility were determined by the amounts we invoice our customers. The Company evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender had a first priority security interest in Parscale Digital, and therefore, we would have needed to obtain such third-party lender’s written consent to obligate Parscale Digital further or pledge its assets against additional borrowing facilities. The cost of this secured borrowing facility was 0.05% of the daily balance. On April 12, 2018, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $250,000, to $750,000. This borrowing facility had an expiration date of November 11, 2020 and was not renewed. As of June 30, 2021, the balance due from this arrangement was zero.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into 12-month agreements wherein amounts due from our customers were pledged to a third-party, in exchange for borrowing facilities of up to $150,000, $150,000 and $600,000, respectively. The proceeds from the facility were determined by the amounts we invoice our customers. We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of these facilities, the third-party lender had a first priority security interest in the respective entities, and, therefore, we would have needed to obtain such third-party lender’s written consent to obligate the entities further or pledge our assets against additional borrowing facilities. The cost of this secured borrowing facilities was 0.056%, 0.056% and 0.049%, respectively, of the daily balance. These three borrowing facilities had an expiration date of August 22, 2020 and were not renewed. As of June 30, 2021, the combined balance due from these arrangement was zero.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less to be cash equivalents. As of June 30, 2021, the Company held cash and cash equivalents in the amount of $5,341,622, which was held in the Company’s operating bank accounts. This amount is held in a bank account exceeding the FDIC insured limit of $250,000.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $22,025  and $20,350 for the six months ended June 30, 2021 and 2020, respectively.

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of our income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations includes digital advertising revenue. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 606, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work on the balance sheet as costs in excess of billings. The terms of services contracts generally are for periods of less than one year. The deferred revenue and customer deposits as of June 30, 2021, and December 31, 2020 were $599,116 and $841,290, respectively. The costs in excess of billings as of June 30, 2021 and December 31, 2020 was $26,201and zero, respectively.

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were zero for the six months ended June 30, 2021 and 2020.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $52,963 and $90,357 for the six months ended June 30, 2021 and 2020, respectively.

Fair value of financial instruments

       The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2021 and December 31, 2020, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

ASC Topic 820 established a nine-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

·	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

·

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

·

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

●

Macroeconomic conditions such as deterioration in general economic conditions or limitations on accessing capital could adversely affect the Company. During our analysis, we acknowledge that macroeconomic factors, such as the economy, may affect our business plan because our customers may reduce budgets for our services. If there are material worsening in economic conditions, which lead to reductions in revenue then such conditions may adversely affect the Company.

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

Goodwill and Intangible assets are comprised of the following, presented as net of amortization:

June 30, 2021
	Parscale Digital	WebTegrity	AiAdvertising	Total
Customer list	-	-	-	-
Non-compete agreement	-	-	-	-
Domain name and trademark	-	-	26,236	26,236
Brand name	-	-	-	-
Goodwill	-	-	-	-
Total	-	-	26,236	26,236

December 31, 2020
	Parscale Digital	WebTegrity	AiAdvertising	Total
Customer list	-	-	-	-
Non-compete agreement	-	-	-	-
Domain name and trademark	-	-	26,582	26,582
Brand name	-	-	-	-
Goodwill	-	-	-	-
Total	-	-	26,582	26,582

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

Concentrations of Business and Credit Risk

The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk. The Company typically offers its customers credit terms. The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral. In the event of nonpayment, the Company has the ability to terminate services. As of June 30, 2021, the Company held cash and cash equivalents in the amount of $5,341,622, which was held in the operating bank accounts. Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000. For further discussion on concentrations see footnote 13.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the six months ended June 30, 2021, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2021 based on the grant date fair value estimated. Stock-based compensation expense recognized in the consolidated statement of operations for the six months ended June 30, 2021 is based on awards ultimately expected to vest or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the six months ended June 30, 2021 and 2020 were $491,473 and $228,376, respectively.

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

For the six months ended June 30, 2021, the Company has excluded 226,701,174 shares of common stock underlying options, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 86,021 Series D Preferred shares convertible into 215,052,500 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock and 184,632,441 shares of common stock underlying warrants, because their impact on the loss per share is anti-dilutive.  During the three months ended June 30, 2021, the above mentioned shares are included in the calculation for diluted earnings per share, resulting in 1,377,945,326 shares being added to the weighted average common and common equivalent shares outstanding.

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

Management reviewed accounting pronouncements issued during the quarter ended June 30, 2021, and no pronouncements were adopted during the period.

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

In August 2020, the FASB issued Accounting Standards Update (ASU) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The intention of ASU 2020-06 update is to address the complexity of accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Under ASU 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for computing diluted Earnings Per Share. ASU 2020-06 is effective for fiscal years and interim periods beginning after December 15, 2021 and may be adopted through either a modified or fully retrospective transition. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

Discontinued Operations

On June 11, 2021, the Company entered in to an asset purchase agreement (the “Asset Purchase Agreement”) with Liquid Web, LLC (“Buyer”) under which it agreed to sell the web hosting and maintenance revenue stream (the “Asset Sale”) to the Buyer for a Purchase Price of $ 251,966 includes the “Indemnity Holdback” amount of $25,197.The Buyer will pay the Company the “Indemnity Holdback” amount within 45 days following the six-month anniversary of the closing date in accordance with the Asset Purchase Agreement.

The Company did not classify any assets or liabilities specific to the Purchased Assets. Therefore, the purchase price from the Purchased Assets are recorded as a Gain on Sale of Discontinued Operations in our statement of operations for the quarter ended June 30, 2021. As a result of the Company entering into the Asset Purchase Agreement, the Company’s web hosting revenue stream has been characterized as discontinued operations in its financial statements as disclosed within the disaggregated revenue schedule in footnote 3.

Pursuant to the Asset Purchase Agreement, the Company will continue to maintain, support, and deliver on all customer services during the transition period of 90 days following the Closing Date. The Company will continue to invoice the hosting customers in the ordinary course of business. Any payments received from the customers, on or after the Closing Date are the property of Liquid Web. The Company will remit the payment for collected revenue less taxes collected and net of hosting expenses to the Buyer no later than the 15th day of the following month. As of June 30, 2021, the Company recorded a payable due to the Buyer in the amount of $1,994 as a net payment from hosting revenue.

The following table summarizes the results of operations for the three months ended June 30, 2021 and 2020.

	Three months ended June 30, 2021 (unaudited)			Three months ended June 30, 2020 (unaudited)
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Hosting Revenue	55,014	-	55,014	91,267	-	91,267
Cost of Sales	27,256	-	27,256	28,660	-	28,660
Net Income from Discontinued Operations	$27,758	$-	$27,758	$62,607	-	$62,607

The following table summarizes the results of operations for the six months ended June 30, 2021 and 2020

Six months ended June 30, 2021 (unaudited)	Six months ended June 30, 2020 (unaudited)

	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Hosting Revenue	128,336	-	128,336	264,052	-	264,052
Cost of Sales	56,641	-	56,641	62,301	-	62,301
Net Income from Discontinued Operations	$71,695	$-	$71,695	$201,751	-	$201,751

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, the Company does not expect realize.

For the six months ended June 30, 2021, we used the federal tax rate of 21% in our determination of the deferred tax assets and liabilities balances.

For the six months ended June 30, 2021

Current tax provision:
Federal
Taxable income	$-
Total current tax provision	$-

Deferred tax provision:
Federal
Loss carryforwards	$3,901,825
Change in valuation allowance	(3,901,825)
Total deferred tax provision	$-

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

e.

Hosting – Monthly recurring fees for hosting are recognized on a monthly basis, at a fixed rate. Hosting contracts are typically one-year and reviewed annually for renewal. Prices are subject to change at management discretion.  During the six month ended June 30, 2021 web hosting services was discontinued from our operating revenue streams.

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

Web Development

We develop websites that attract high levels of traffic for our clients. We offer our clients the expertise to manage and protect their website, and the agility to adjust their online marketing strategy as their business expands. We classify revenue as web development that includes website coding, website patch installs, ongoing development support and fixing inoperable sites. Contracts are generated to assure both the company and the client are committed to the partnership and both agree to the defined terms and conditions. Although most projects are long-term (6-8 months) in scope, we do welcome short-term projects which are invoiced as the work is completed at a specified hourly rate. In addition, we offer monthly hosting support packages, which ensures websites are functioning properly. The Company records web development revenue as earned, when the developer hours are recorded (if time and materials arrangements) or when the milestones are achieved (if a milestone arrangement).

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

Included in creative design and digital marketing revenues are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, furniture, supplies, and the largest component, digital advertising. We have determined, based on our review, that the amounts classified as reimbursable costs should be recorded as gross (principal), due to the following factors:

-	The Company is the primary obligor in the arrangement;

-	We have latitude in establishing price;

-	We have discretion in supplier selection; and

-	The Company has credit risk

During the six months ended June 30, 2021 and 2020, we included $989,886 and $2,866,920 respectively, in revenue, related to reimbursable costs.

The deferred revenue and customer deposits as of June 30, 2021 and December 31, 2020 were $599,116 and $841,290, respectively.

For the six months ended June 30, 2021 and 2020 (unaudited), revenue was disaggregated into the six categories as follows:

	Six months ended June 30, 2021 (unaudited)			Six months ended June 30, 2020 (unaudited)
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Data Sciences	$-	$-	$-	$420,000	$-	$420,000
Design	1,053,706	-	1,053,706	1,405,232	-	1,405,232
Development	103,457	-	103,457	226,279	-	226,279
Digital Advertising	2,360,265	-	2,360,265	3,297,425	3,640	3,301,065
Swarm	30,372	-	30,372	-	-	-
Total	$3,547,800	$-	$3,547,800	$5,348,936	$3,640	$5,352,576

4.    LIQUIDITY AND OPERATIONS

The Company had a net loss of $6,917,441 for the  six months ended June 30, 2021, includes net income from discontinued operations of $71,695 and $551,205 for the six months ended June 30, 2020, includes net income from discontinued operations of $201,751 and net cash used in operating activities of $(4,047,679) a nd $(1,146,799), in the same periods, respectively.

As of June 30, 2021, the Company had a short-term borrowing relationship with two lenders. The lenders provided short-term and long-term financing under a secured borrowing arrangement, using our accounts receivable as collateral, disclosed in footnote 6, as well as convertible notes disclosed in footnote 7. As of June 30, 2021, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

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

Domain Name

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202. We use the domain as the main landing page for the Company. The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet. As of June 30, 2021, we determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

Trademark

On September 22, 2015, the Company purchased the trademark rights to “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000. The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet. The trademark expired in 2020 and the Company submitted a renewal application for an additional 10 years. As of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense. For the six months ended June 30, 2021 and 2020, the Company included $345 and $345, respectively, in depreciation and amortization expense related to this trademark. As of June 30, 2021, the balance on this intangible asset was $6,034.

Customer List

On November 15, 2017, the Company acquired WebTegrity, and has calculated the value of the customer list acquired at $280,000, with a useful life of 3 years. For the years ended June 30, 2021 and 2020, we included zero and $42,964 in depreciation and amortization expense related to the customer list. During the year ended December 31, 2020, the Company performed our annual impairment analysis and we determined that the intangible assets of WebTegrity were impaired. Therefore, as of December 31, 2020, the remaining balance of this intangible asset of $7,161 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of December 31, 2020, the balance on this intangible asset was zero.

Brand Name

On November 15, 2017, the Company acquired WebTegrity, and have calculated the value of the brand name at $130,000, which is included in other assets on the balance sheet. As of June 30, 2021, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life. In evaluating whether this brand had an indefinite useful life, the Company considered the following criteria:

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

Goodwill

On November 15, 2017, Company acquired WebTegrity, and we have calculated the value of the goodwill at $430,000, which is included in other assets on the balance sheet. During the year ended December 31, 2020, the Company performed our annual impairment analysis and we determined that the goodwill of WebTegrity was impaired. Therefore, as of December 31, 2020, the remaining balance of this intangible asset of $430,000 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of December 31, 2020, the balance on this intangible asset was zero.

The Company will assess this intangible asset for impairment, if an event occurs that may affect the fair value, or at least annually.

The Company’s intangible assets consist of the following:

June 30, 2021	December 31, 2020

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	$-	$-	$-	$-	$-	$-
Non-compete agreement	-	-	-	-	-	-
Domain name and trademark	30,201	(3,965)	26,236	30,201	(3,619)	26,582
Brand name	-	-	-	-	-	-
Goodwill	-	-	-	-	-	-
Total	$30,201	$(3,965)	$26,236	$30,201	$(3,619)	$26,582

Total amortization expense charged to operations for the six months ended June 30, 2021, and 2020 were $346 and $43,309, respectively.

The following table of remaining amortization of finite life intangible assets, for the years ended December 31, includes the intangible assets acquired, in addition to the CloudCommerce trademark:

2021	$345
2022	690
2023	690
2024	690
2025	690
Thereafter	2,929
Total	$6,034

6. CREDIT FACILITIES

Lines of Credit

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility of up to $400,000. The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to $500,000. On November 30, 2017, the agreement renewed automatically for another twelve months. The proceeds from the facility were determined by the amounts we invoiced our customers. We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of this facility, the third-party lender had a first priority security interest in CLWD Operations, and therefore, we would have needed to obtain such third-party lender’s written consent to obligate CLWD Operations further or pledge our assets against additional borrowing facilities. The cost of this secured borrowing facility was 0.05%of the daily balance. During the six months ended June 30, 2021 and 2020, the Company included $13,785 and $4,266, respectively, in interest expense, related to this secured borrowing facility, and as of June 30, 2021 and December 31, 2020, the outstanding balances were zero and zero, respectively. This borrowing facility had an expiration date of January 14, 2021 and was not renewed.

On October 19, 2017, Parscale Digital entered into 12 month agreements with a third party to sell the rights to amounts due from our customers, in exchange for a borrowing facility of up to $500,000. The agreement was amended on April 12, 2018, which increased the allowable borrowing amount by $250,000, to a maximum of $750,000.The proceeds from the facility were determined by the amounts we invoiced our customers. We evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of this facility, the third party lender had a first priority security interest in Parscale Digital, and therefore, we would have needed to obtain such third party lender’s written consent to obligate it further or pledge our assets against additional borrowing facilities. The cost of this secured borrowing facility was 0.05% of the daily balance. During the six months ended June 30, 2021 and 2020, the Company included zero and $31,828, respectively, in interest expense, related to this secured borrowing facility, and as of three ended June 30, 2021 and year ended December 31, 2020, the combined outstanding balances were zero and zero, respectively. This borrowing facility had an expiration date of November 11, 2020 and was not renewed.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into a 12 month agreements with a third party to sell the rights to amounts due from our customers, in exchange for borrowing facilities in amounts up to a total of $150,000, $150,000 and $600,000, respectively. The proceeds from the facility were determined by the amounts we invoiced our customers. We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of these facilities, the third party lender had a first priority security interest in the respective entities, and therefore, we would have been required to obtain such third party lender’s written consent to obligate the entities further or pledge their assets against additional borrowing facilities The cost of these secured borrowing facilities were 0.056%, 0.056% and 0.049%, respectively, of the daily balance. During the six months ended June 30, 2021 and 2020, the Company included zero and $52,158, respectively, in interest expense, related to these secured borrowing facilities, and as of June 30, 2021 and December 31, 2020, the combined outstanding balances were zero and zero, respectively. These three borrowing facilities had an expiration date of August 22, 2020 and were not renewed.

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

On March 25, 2013, the Company issued a convertible promissory note (the “March 2013 Note”) in the amount of up to $100,000, at which time we received an initial advance of $50,000 to cover operational expenses. The lender, a related party, advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note, as amended, allow the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004 per share. The March 2013 Note bore interest at a rate of 10% per year and matured on March 25, 2018. On May 23, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. On April 17, 2018, the lender converted $16,000 of the outstanding balance and accrued interest of $8,106 into 6,026,301 shares of common stock. On June 23, 2020, the lender converted $50,000 of the outstanding balance and accrued interest of $36,260 into 21,565,068 shares of common stock. The balance of the March 2013 Note, as of June 30, 2021 was zero. This note was converted within the terms of the agreement.

On April 20, 2018, the Company issued a convertible promissory note (the “April 2018 Note”) in the amount of up to $200,000, at which time we received an initial advance of $200,000 to cover operational expenses. The terms of the April 2018 Note, as amended, allowed the lender, a related party, to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.01 per share. The April 2018 Note bore interest at a rate of 5% per year and had a maturity date of April 20, 2021. During the year ended December 31, 2018, we determined that the April 2018 Note offered a conversion price which was lower than the market price, and therefore included a beneficial conversion feature. The Company included the amortization of this beneficial conversion feature in interest expense in the amount of $139,726 during the year ended December 31, 2018, and $60,274 during the year ended December 31, 2019. During the year ended December 31, 2019, we determined that the conversion feature of the April 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the April 2018 Note. The fair value of the April 2018 Notes has been determined by using the Binomial lattice formula from the effective date of the note. On June 23, 2020, the lender converted $38,894 of the outstanding balance and accrued interest of $4,236 into 4,313,014 shares of common stock. On January 13, 2021, the lender converted $161,106 of the outstanding balance and accrued interest of $22,025 into 18,313,074 shares of common stock. The balance of the April 2018 Note, as of June 30, 2021, was zero. This note was converted within the terms of the agreement.

On January 31, 2019 the Company issued a promissory note (the “January 31, 2019 Note”) in the amount of $53,500 at which time the Company received $50,000, and the remaining $3,500 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The January 31, 2019 Note bore interest at a rate of 10% per year, had a maturity date of January 31, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the lowest trading prices during the 15 trading days prior to conversion. During the year ended December 31, 2019, the lender converted the entire balance of $53,500, plus $3,165 interest and fee into 56,483,670 shares. During the quarter ended December 31, 2020, the lender converted $3,935 accrued interest and fees into 4,300,327 shares, leaving a balance of zero. Because the Company records the value of convertible notes at fair value, no gain or loss is recorded upon conversion. The balance of the January 31, 2019 Note, as of June 30, 2021, was zero. This note was converted within the terms of the agreement.

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

On September 4, 2019 the Company issued a convertible promissory note (the “September 4, 2019 Note”) in the amount of $53,000 at which time the Company received $50,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The September 4, 2019 Note bore interest at a rate of 10% per year, had a maturity date of September 4, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. Because the conversion feature of the September 4, 2019 Note was not available to the lender, as of December 31, 2019, the September 4, 2019 Note was not considered a derivative. During the quarter ended June 30, 2020, the lender converted $48,000 principal into 35,357,143 shares. During the quarter ended June 30, 2020, the lender converted $7,650 principal and interest into 7,806,122 shares, leaving a balance of zero. This note was converted within the terms of the agreement.

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

8.    NOTES PAYABLE

Related Party Notes Payable

On August 3, 2017, the Company issued a promissory note (the “August 3, 2017 Note”) in the amount of $25,000, at which time the entire balance of $25,000 was received to cover operational expenses. The August 3, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 3, 2017 Note, as of June 30, 2021 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On August 15, 2017, the Company issued a promissory note (the “August 15, 2017 Note”) in the amount of $34,000, at which time the entire balance of $34,000 was received to cover operational expenses. The August 15, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 15, 2017 Note, as of June 30, 2021 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On August 28, 2017, the Company issued a promissory note (the “August 28, 2017 Note”) in the amount of $92,000, at which time the entire balance of $92,000 was received to cover operational expenses. The August 28, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 28, 2017 Note, as of June 30, 2021 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On September 28, 2017, the Company issued a promissory note (the “September 28, 2017 Note”) in the amount of $63,600, at which time the entire balance of $63,600 was received to cover operational expenses. The September 28, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the September 28, 2017 Note, as of June 30, 2021 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On October 11, 2017, the Company issued a promissory note (the “October 11, 2017 Note”) in the amount of $103,500, at which time the entire balance of $103,500 was received to cover operational expenses. The October 11, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 11, 2017 Note, as of June 30, 2021 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On October 27, 2017, the Company issued a promissory note (the “October 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The October 27, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 27, 2017 Note, as of June 30, 2021 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On November 15, 2017, the Company issued a promissory note (the “November 15, 2017 Note”) in the amount of $62,000, at which time the entire balance of $62,000 was received to cover operational expenses. The November 15, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 15, 2017 Note, as of June 30, 2021 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On November 27, 2017, the Company issued a promissory note (the “November 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The November 27, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 27, 2017 Note, as of June 30, 2021 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On December 19, 2017, the Company issued a promissory note (the “December 19, 2017 Note”) in the amount of $42,000, at which time the entire balance of $42,000 was received to cover operational expenses. The December 19, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the December 19, 2017 Note, as of June 30, 2021 was zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On January 3, 2018, the Company issued a promissory note (the “January 3, 2018 Note”) in the amount of $49,000, at which time the entire balance of $49,000 was received to cover operational expenses. The January 3, 2018 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 3, 2018 Note, as of June 30, 2021 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

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

On January 28, 2021, the Company entered into an Unsecured Promissory Note (the “January 28, 2021 Note”), in the aggregate principal amount of $840,000, with Bountiful Capital, LLC for gross proceeds of $840,000. The investor is a related party. The chief financial officer of the Company, Greg Boden, is also the president of Bountiful Capital, LLC. The note bears interest at a rate of 5% per year and is not convertible into shares of common stock of the Company. The note had a maturity date of January 28, 2022, and a prepayment of the note was permitted. On March 4, 2021, the Company paid off the note in full in the amount of $840,000.

On February 17, 2021, the Company issued a promissory note (the “February 17, 2021 Note”) in the amount of $683,100, at which time the entire balance of $683,100 was received to refinance all outstanding promissory notes. The February 17, 2021 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than August 31, 2021. The balance of the February 17, 2017 Note, as of June 30, 2021 is $800,657, which includes $117,557 of accrued interest. Upon executing the February 17, 2021 Note, the Company issued 25,000,000 shares of restricted common stock to Bountiful Capital.

As of June 30, 2021, and December 31, 2020, the notes payable due to related parties totaled $809,172 and $792,235, respectively.

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

On October 21, 2020, the Company issued a promissory note (the “October 2020 Note”) in the amount of $600,000, at which time $548,250 was received after subtracting lender costs. The October 2020 Note bears interest at a rate of 12% per year, with 12 months of interest guaranteed. The Company issued 32,232,333 shares of our common stock in connection with this borrowing, which required the recording of a discount in the amount of $299,761 against the balance, amortized over the term of the note. During the quarter ended June 30, 2021, the Company paid off the balance owed on the October 2020 Note of $672,000 and amortized the debt discount of $242,274. As of June 30, 2021, the balance owed on the October 2020 Note was zero.

On December 10, 2020, the Company issued a promissory note (the “December 2020 Note”) in the amount of $150,000, at which time $130,875 was received after subtracting lender costs. The December 2020 Note bears interest at a rate of 12% per year, with 12 months of interest guaranteed. The Company issued 5,769,230 shares of our common stock in connection with this borrowing, which required the recording of a discount in the amount of $34,615 against the balance, amortized over the term of the note. During the quarter ended June 30, 2021, the Company paid off the balance owed on the December 2020 Note of $152,614 and amortized the debt discount of $32,718. As of June 30, 2021, the balance owed on the December 2020 Note was zero.

On February 4, 2021, the Company received loan proceeds of $780,680 under the Second Draw of the Paycheck Protection Program (“PPP2”). The PPP2 is evidenced by a promissory note between the Company and the Cache Valley Bank. The note had a five-year term, bore interest at the rate of 1.0% per year, and could have been prepaid at any time without payment of any premium. No payments of principal or interest were due during the six-month period beginning on the date of the Note (the “Deferral Period”).  The principal and accrued interest under the note was forgivable after eight weeks if the Company used the PPP2 Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP2 requirements. In order to obtain forgiveness of the PPP2 Loan, the Company submitted a request and provided satisfactory documentation regarding its compliance with applicable requirements. On March 23, 2021, we were notified by a representative of Cache Valley Bank that the PPP2 loan was forgiven in full, in the amount of $780,680. On August 3, 2021 we were notified by the bank that the PPP2 Loan is still due and that the March 23, 2021 notification of forgiveness was sent in error. As of June 30, 2021, the balance of the PPP2 loan was $783,931 including accrued interest of $3,251.

9.   DERIVATIVE LIABILITIES

During the prior year, the Company determined that the convertible notes outstanding as of December 31, 2020 contained embedded derivative instruments as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40. During the quarter ended June 30, 2020, all convertible notes that contained embedded derivative instruments were converted, leaving a derivative liability balance of zero. The zero balance has carried forward from June 30, 2020 until the quarter ended June 30, 2021.

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model.

The balance of the fair value of the derivative liability as of June 30, 2020 and December 31, 2020 is as follows:

Balance at December 31, 2020	$-
Additions due to new convertible notes	-
Reduction due to conversions and adjustments	-
Mark-to-market adjustment	-
Balance at June 30, 2021	$-

During the six months ended June 30, 2021 and 2020, the Company incurred losses of $0 and $0, respectively, on the conversion of convertible notes. In connection with the convertible notes, for the six months ended June 30, 2021 and 2020, the Company recorded $329 and $9,295, respectively, of interest expense and zero and $260,140, respectively, of debt discount amortization expense. As of June 30, 2021, and December 31, 2020, the Company had zero and zero, respectively, of accrued interest related to the convertible notes that contained embedded derivative.

10.  CAPITAL STOCK

At June 30, 2021 and December 31, 2020, the Company’s authorized stock consists of 2,000,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders. As of the date of this report, the Board has designated Series A, Series B, Series C, Series D, Series E, Series F, Series G Preferred Stock and Series H Preferred Stock .

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends, payable quarterly, out of any assets of the Company legally available therefor, at the rate of $8 per share annually, payable in preference and priority to any payment of any dividend on the common stock. During the six months ended June 30, 2021 and 2020, we paid dividends of $148,705 and $20,000, respectively, to the holders of Series A Preferred stock. During the six months ended June 30, 2021,  the holders of the 10,000 shares of Series A Preferred Stock converted all outstanding shares of Series A Preferred into 100,000,000 shares of common stock, which ceased any further accruals of dividends on the shares of Series A Preferred. As of June 30, 2021, the balance owed on the Series A Preferred stock dividend was zero.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock has a stated value of $100. The Series B Preferred Stock is convertible into shares of the Company's common stock in amount determined by dividing the stated value by a conversion price of $0.004 per share. The Series B Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series B Preferred Stock. As of June 30, 2021, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $100. The Series C Preferred Stock is convertible into shares of the Company's common stock in the amount determined by dividing the stated value by a conversion price of $0.01 per share. The Series C Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series C Preferred Stock. As of June 30, 2021, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock has a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue means the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. The Series D Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series D Preferred Stock. During the quarter ended June 30, 2021, the holder of the 90,000 shares of Series D

Preferred Stock converted 3,979 shares of Series D Preferred into 9,947,500 shares of common stock. As of June 30, 2021, the Company had 86,021 shares of Series D Preferred Stock outstanding. During the six months ended June 30, 2021, and 2020, we paid dividends of $257,609, and zero respectively, to the holders of Series D Preferred stock. As of June 30, 2021, the balance owed on the Series D Preferred stock dividend was zero.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock has a stated value of $100. The Series E Preferred Stock is convertible into shares of the Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.05 per share. The Series E Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series E Preferred Stock. As of June 30, 2021, the Company has 10,000 shares of Series E Preferred Stock outstanding.

Series F Preferred

The Company has designated 800,000 shares of its preferred stock as Series F Preferred Stock. Each share of Series F Preferred Stock has a stated value of $25. The Series F Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series F Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the Company’s common stock. The Series F Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation. To the extent it may lawfully do so, the Company may, in its sole discretion, after the first anniversary of the original issuance date of the Series F Preferred Stock, redeem any or all of the then outstanding shares of Series F Preferred Stock at a redemption price of $25 per share plus any accrued but unpaid dividends. The Series F Preferred Stock was offered in connection with the Company’s offering under Regulation A under the Securities Act of 1933, as amended. During the six months ended June 30, 2021 redeemed all outstanding shares of Series F Preferred Stock outstanding. The Company returned the original investment amount to each Series F holder plus accrued dividends due through June 30, 2021, totaling $62,246, comprised of $61,325 stated value and $921 dividends. For the six months ended June 30, 2021, the Company paid dividends on shares of the Series F Preferred stock of $2,492. As of June 30, 2021, the Company had Zero shares of Series F Preferred Stock outstanding  , and an accrued dividend balance of zero.

Series G Preferred

On February 6, 2020, the Company designated 2,600 shares of its preferred stock as Series G Preferred Stock. Each share of Series G Preferred Stock has a stated value of $100. The Series G Preferred Stock is convertible into shares of the Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.0019 per share. The Series G Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series G Preferred Stock. As of June 30, 2021, the Company had 2,597 shares of Series G Preferred Stock outstanding.

Series H Preferred

On March 18, 2021, the Company designated 1,000 shares of its preferred stock as Series H Preferred Stock. The Series H Preferred Stock is not convertible into shares of the Company's common stock and entitles the holder to 51% of the voting power of the Company’s shareholders, as set forth in the Certificate of Designation. As of June 30, 2021, the Company had 1,000 shares of Series H Preferred Stock outstanding and held by Andrew Van Noy, the Chief Executive Officer of the Company. The 1,000 shares of Series H Preferred stock provided for automatic redemption by the Company at the par value of $0.001 per share on the sooner of: 1) sixty days (60) from the effective date of the Certificate of Designation, 2) on the date Andrew Van Noy ceases to serve as an officer, director or consultant of the Company, or 3) on the date that the Company’s shares of common stock first trade on any national securities exchange. For the quarter ended March 31, 2021, the Company estimated the value of the Series H Preferred shares to be $5,000,000, which was included in SG&A expenses on the Income Statement and in cash flows from operating activities on the statement of cash flows. During the quarter ended June 30, 2021 the Series H Preferred stock was revalued at $369,596, and the Company recorded a reduction to the value by $4,630,404. On May 18, 2021, sixty days after the issuance of the shares of Series H Preferred stock, the Company redeemed all outstanding shares of Series H Preferred stock in accordance with the terms thereof. At June 30, 2021, there were zero shares of Series H Preferred stock outstanding.

Registered Direct Offering

On February 23, 2021, the Company closed a registered direct offering pursuant to which the Company issued and sold 85,000,000 shares of common stock, 57,857,143 prefunded warrants to purchase common stock (at an exercise price of $0.001), and 142,857,143 warrants to purchase common stock for gross proceeds of $10,000,000 ($9,942,143 of which was received February 23, 2021 and $57,857 was received upon exercise of the prefunded warrants), On March 5, 2021, we entered into an amendment agreement with the purchaser for the registered direct offering to reduce the exercise price of the warrants from $0.07 to $0.0454 per share of common stock. We also agreed to issue an additional 28,571,429 warrants to the purchaser. The Company also issued 10,714,286 warrants (at an exercise price of $0.0875) to the designees of the placement agent in connection with this transaction. After transaction costs, the Company received net proceeds of $8,500,493, which is being used for operations.

11.  STOCK OPTIONS AND WARRANTS

Stock Options

On August 1, 2017, we granted non-qualified stock options to purchase up to 10,000,000 shares of our common stock to a key employee, at an exercise price of $0.01 per share. The stock options vest equally over a period of 36 months and expire August 1, 2022. These options may be exercised on a cashless basis, resulting in no cash payment to the company upon exercise. If the optionee exercises the options on a cashless basis, then the above water value (difference between the option price and the fair market price at the time of exercise) is used to purchase shares of common stock. Under this method, the number of shares of common stock issued will be less than the number of options exercised to acquire those shares of common stock. During the quarter ended September 30, 2018, the employee exercised, on a cashless basis, 3,324,201 options, resulting in the issuance of 1,233,509 shares of common stock. During the quarter ended June 30, 2021, the employee exercised, on a cashless basis, 6,675,799 options, resulting in the issuance of 5,439,540 shares of common stock. As of June 30, 2021, all outstanding stock options issued on August 1, 2017 were fully exercised.

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

On January 3, 2018, we granted non-qualified stock options to purchase up to 20,000,000 shares of our common stock to a key employees, at an exercise price of $0.04 per share. The stock options vest equally over a period of 36 months and expire January 3, 2023. These options were exercisable on a cashless basis, During the year ended December 31, 2020, the key employee left the Company, and the options were forfeited.

On January 17, 2020, we granted non-qualified stock options to purchase up to 283,000,000 shares of our common stock to ten key employees and three directors, at an exercise price of $0.0019 per share. The stock options vest equally over a period of 36 months and expire January 17, 2025. These options allow the optionee to exercise on a cashless basis, anytime after January 17, 2021. During the quarter ended June 30, 2021, an employee exercised, on a cashless basis, 100,000 options, resulting in the issuance of 97,625 shares of common stock.

On June 2, 2020, we granted non-qualified stock options to purchase up to 17,000,000 shares of our common stock to a director, at an exercise price of $0.0018 per share. The stock options vest equally over a period of 36 months and expire June 2, 2025. These options are exercisable on a cashless basis, anytime after June 2, 2021.

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

The fair value of options granted during the six months ending June 30, 2021 and 2020, were determined using the Black Scholes method with the following assumptions:

	Six months ended June 30, 2021	Six months ended June 30, 2020
Risk free interest rate	0.4%	1.86%
Stock volatility factor	337%	272%
Weighted average expected option life	5 years	5 years
Expected dividend yield	0%	0%

A summary of the Company’s stock option activity and related information follows:

	Six months ended June 30, 2021		Six months ended June 30, 2020
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding - beginning of period	429,675,799	$0.0052	433,275,799	$0.016
Granted	368,000,000	0.0068	-	0.002
Exercised	(11,442,467)	0.0075	-	-
Forfeited	-	-	(600,000)	-
Outstanding - end of period	786,233,332	$0.0058	432,675,799	$0.007
Exercisable at the end of period	321,460,729	$0.0069	189,195,982	$0.013

Weighted average fair value of options granted during the period		$2,502,400		$509,400

As of June 30, 2021, and December 31, 2020, the intrinsic value of the stock options was approximately $13,793,017 and $1,366,650, respectively. Stock option expense for the six months ended June 30, 2021, and 2020 were $491,473 and $228,376, respectively.

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

The weighted average remaining contractual life of options outstanding, as of June 30, 2021 was as follows:

Exercise prices	Number of options outstanding	Weighted Average remaining contractual life (years)

$0.0150	35,000,000	1.15
$0.0131	60,000,000	0.60
$0.0130	15,000,000	0.72
$0.0068	368,000,000	4.52
$0.0053	10,000,000	1.12
$0.0019	281,233,332	3.55
$0.0018	17,000,000	3.93
	786,233,332

Warrants

As of June 30, 2021 and December 31, 2020, there were 184,632,441 and 20,912,852 warrants outstanding, respectively.

The fair value of warrants issued during the six months ended June 30, 2021 and 2020, were determined using the Black Scholes method with the following assumptions:

	Six months ended June 30, 2021	Six months ended June 30, 2020
Risk free interest rate	0.40%	-
Stock volatility factor	337%	-
Weighted average expected warrant life	5 years
Expected dividend yield	0%	-

A summary of the Company’s warrant activity and related information follows:

	Six months ended June 30, 2021		Year Ended December 31, 2020
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding - beginning of period	20,912,852	$0.007	10,000,000	$0.007
Issued	240,000,001	$0.037	10,912,852	$0.007
Exercised	(76,280,412)	$0.007	-	$-
Forfeited	-	$-	-	$-
Outstanding - end of period	184,632,441	$0.047	20,912,852	$0.007
Exercisable at the end of period	184,632,441	$0.047	20,912,852	$0.007

Weighted average fair value of warrants granted during the period		$8,720,357		$98,343

Warrant expense for the six months ended June 30, 2021, and 2020 were $983,571 and zero, respectively.

12.  RELATED PARTIES

Our Chief Financial Officer is also the President of Bountiful Capital, LLC. On January 17, 2020, notes payable owed to Bountiful Capital amounting to $240,500 and accrued interest of $19,758 were converted into 2,597 shares of Series G preferred stock. On February 17, 2021, the Company entered into an Unsecured Promissory Note (the “February 17, 2021 Term Note”), in the aggregate principal amount of $840,000, with Bountiful Capital, LLC for gross proceeds of $840,000. The investor is a related party. The note bore interest at a rate of 5% per year and was not convertible into shares of common stock of the Company. Principal and interest under the note were due and payable upon maturity on January 28, 2022, and a prepayment of the note was permitted. On March 4, 2021, the Company paid off the February 17, 2021 Term Note in full in the amount of $840,000. Also on February 17, 2021, the Company entered into an Unsecured Promissory Note (the “February 17, 2021 Refinance Note”) with Bountiful Capital to refinance ten Unsecured Promissory Notes dated between August 3, 2017 and January 3, 2018, with a total principal balance of $683,100 and accrued interest of $113,626. The February 17, 2021 Refinance Note bears interest of 5% per year and is not convertible into shares of common stock of the Company. Principal and interest under the note are due and payable upon maturity on August 31, 2021, and a prepayment of the note is permitted. On February 17, 2021, the Company issued Bountiful Capital 25,000,000 shares of common stock in connection with the issuances of the February 17, 2021 Term Note and the February 17, 2021 Refinance Note, which the Company valued at $2,820,000. We included $2,820,000 in interest expense related to the 25,000,000 shares. At June 30, 2021 and December 31, 2020, principal on the Bountiful Notes and accrued interest totaled $809,172 and $792,235.

Brad Parscale served on the board of directors of the Company from the acquisition of Parscale Creative on August 1, 2017 until his resignation on December 10, 2019. Mr. Parscale is also the owner of Parscale Strategy, LLC. During the six months ended June 30, 2021 and 2020, the Company earned zero and $3,640, respectively, in revenue from providing services to Parscale Strategy, and as of June 30, 2021 and December 31, 2020, Parscale Strategy had an outstanding accounts receivable of zero and zero, respectively.

On August 1, 2017, the Company signed a lease with Bureau, Inc., a related party, to provide a workplace for our employees. Bureau, Inc., is wholly owned by Jill Giles, an employee of the Company. Details on this lease are included in Note 15.

On August 1, 2017, Parscale Digital signed a lease with Parscale Strategy for computer equipment and office furniture. Parscale Strategy is wholly owned by Brad Parscale. Details of this lease are included in Note 15.

On March 18, 2021, the Company issued 1,000 shares of its Series H Preferred Stock to the Chief Executive Officer of the Company, Andrew Van Noy. The Series H Preferred Stock is not convertible into shares of the Company's common stock and entitles the holder to 51% of the voting power of the Company’s shareholders, as set forth in the Certificate of Designation. The 1,000 shares of Series H Preferred stock provided for automatic redemption by the Company at the par value of $0.001 per share on the sooner of: 1) sixty days (60) from the effective date of the Certificate of Designation, 2) on the date Andrew Van Noy ceases to serve as an officer, director or consultant of the Company, or 3) on the date that the Company’s shares of common stock first trade on any national securities exchange. On May 18, 2021, the Company redeemed all shares of Series H Preferred stock.

13. CONCENTRATIONS

For the six months ended June 30, 2021 and 2020, the Company had four and three major customers who represented approximately 54% and 42% of total revenue, respectively. At June 30, 2021 and December 31, 2020, accounts receivable from four and three customers, represented approximately 58% and 32% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company has elected the practical expedient to combine lease and non-lease components as a single component. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of June 30, 2021, the company recognized ROU assets of $120,268 and lease liabilities of $120,268.

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

Operating Leases

On August 1, 2017, Parscale Digital signed a lease agreement with Bureau, Inc., a related party, which commenced on August 1, 2017, for approximately 8,290 square feet, at 321 Sixth Street, San Antonio, TX 78215, for $9,800 per month, plus a pro rata share of the common building expenses. The lease expires on July 31, 2022. As of June 30, 2021, it is unclear whether we will attempt to extend this lease beyond the July 31, 2022 expiration date. However, because the lease expiration is greater than twelve months, the lease liability is included on the Balance Sheet as Right-of-use lease. This lease does not include a residual value guarantee, nor do we expect any material exit costs. As of January 1, 2019, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. As of June 30, 2021, the ROU asset and liability balances of this lease were $120,268 and $120,268, respectively.

Total operating lease expense for the six months ended June 30, 2021 and 2020 was $51,281 and $46,420, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location at 6500 Hollister Ave., Goleta, CA, to make monthly payments on past due rent totaling $227,052. Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250. Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802. As of June 30, 2021, the Company recorded the outstanding balance under this settlement agreement as a long-term accrued expense, with the current portion of the debt recorded in accrued expenses. As of June 30, 2021 and December 31, 2020, the Company owed $10,500 and $12,600 on the outstanding reduced payment terms, respectively.

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

The following is a schedule of the net book value of the finance lease.

Assets	June 30, 2021	December 31, 2020
Leased equipment under finance lease,	$100,097	$100,097
less accumulated amortization	(97,253)	(84,837)
Net	$2,845	$15,260

Liabilities	June 30, 2021	December 31, 2020
Obligations under finance lease (current)	$-	$-
Obligations under finance lease (noncurrent)	-	-
Total	$-	$-

Below is a reconciliation of leases to the financial statements.

	ROU Operating Leases	Finance Leases
Leased asset balance	$120,268	$2,845
Liability balance	120,268	-
Cash flow (non-cash)	-	-
Interest expense	$7,132	$-

The following is a schedule, by years, of future minimum lease payments required under the operating and finance leases.

Years Ending December 31,	ROU Operating Leases	Finance Leases
2021	58,800	2,845
2022	68,600	-
2023	-	-
Thereafter	-	-
Total	$127,400	$2,845
Less imputed interest	(7,132)	-
Total liability	$120,268	$2,845

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Operating Leases	13 months	10%
Finance Leases	0 months	10%

(1) This discount rate is consistent with our borrowing rates from various lenders.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time the Company considers to be material to the Company’s business or financial condition.

15. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2021, there were the following non-cash activities.

-	Certain lenders converted a total of $183,131 of principal, interest and fees, into 18,313,074 common shares.

-	The values of the ROU operating leases assets and liabilities each declined $51,281, netting to zero on the statement of cash flows.

-	The holders of 10,000 shares of Series A Preferred stock converted all shares into 100,000,000 shares of common stock.

-	The holders of 3,979 shares of Series D Preferred stock converted into 9,947,500 shares of common stock.

-	The holders of 11,442,467 stock options exercised their options into 8,831,939 shares of common stock.

-	The holders of 76,280,412 warrants exercised their warrants into 73,867,536 shares of common stock.

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

-	On July 28, 2021, the Company issued 872,483 shares of common stock upon of the cashless exercise of 1,000,000 stock options.
-

On August 3, 2021, the Company was notified by the bank that forgiveness of the second draw PPP loan was sent in error and that the loan was still due. Although we anticipate that this loan will be forgiven, during Q2 2021, we recorded a reversal of the Q1 2021 loan write off. This reversal shows as a loss on forgiveness of PPP loan on the Income Statement for the three months ended June 30, 2021, and nets to zero against the Q1 2021 gain on forgiveness of PPP loan for the six months ended June 30, 2021. We also included the balance owed on the Balance Sheet as notes payable.

-	On August 6, 2021, the Company announced CloudCommerce, Inc. changed its name to AiAdvertising, Inc. and will trade under the new stock symbol AIAD.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

AiAdvertising, Inc. (“AiAdvertising,” “we,” “us,” “our,” or the “Company”) is a leading provider of digital advertising solutions. Our flagship solution, SWARM, analyzes a robust mix of audience data to help businesses find who to talk to, what to say to them, and how to market to them. We do this by applying advanced data science, behavioral science, artificial intelligence, and market research techniques to discover, develop and create custom audiences for highly targeted digital marketing campaigns. AiAdvertising was Ranked Number 300th Fastest Growing Company in North America on Deloitte’s 2020 Technology Fast 500™.

Core Services

AiAdvertising can deliver end-to-end marketing solutions through a range of services and capabilities. SWARM implementations can include some or all of these capabilities.  We believe our products and services allow our clients to lower costs and focus on promoting and marketing their brand, product line and website while leveraging the investments we have made in technology and infrastructure to operate a dynamic digital presence.  To better serve our customers and create value for our shareholders, we strategically acquire profitable cloud commerce solutions providers with strong management teams.

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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of June 30, 2021 and December 31, 2020, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Management reviewed accounting pronouncements issued during the quarter ended June 30, 2021, and no pronouncements were adopted during the period.

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

In August 2020, the FASB issued Accounting Standards Update (ASU) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).  The intention of ASU 2020-06 update is to address the complexity of accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity.  Under ASU 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for computing diluted Earnings Per Share.  ASU 2020-06 is effective for fiscal years and interim periods beginning after December 15, 2021 and may be adopted through either a modified or fully retrospective transition. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

Results of Operations for the Three months Ended June 30, 2021, compared to the Three months Ended June 30, 2020.

REVENUE

Total revenue for the three months ended June 30, 2021 decreased by $324,352 to $1,996,602, compared to $2,320,954 for the three months ended June 30, 2020.  The decrease was primarily due to a reduction of digital marketing services from a primary client and discontinued operations of the hosting revenue stream.

COST OF REVENUE

Cost of revenue for the three months ended June 30, 2021 decreased by $191,749 to $1,338,285, compared to $1,530,034 for the three months ended June 30, 2020.  The decrease was primarily due to the decrease in digital marketing ad costs and salaries and discontinued operations.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the three months ended June 30, 2021 increased by $245,003 to $691,571, compared to $446,568 for the three months ended June 30, 2020.  The increase was primarily due to increases in salary expense, payments to contractors and professional services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the three months ended June 30, 2021 decreased by $4,544,642 to negative expense of $4,103,469 compared to expense of $441,173 for the three months ended June 30, 2020.  The decrease was primarily due to the revaluation of the Series H Preferred stock, partially offset by an increase in warrant and stock option expense.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended June 30, 2021 decreased by $20,209 to $11,620 compared to $31,829 for the three months ended June 30, 2020.  The decrease was primarily due to the impairment of goodwill and intangible assets, as of December 31, 2020, which eliminated additional amortization of intangible assets in the current period.

OTHER INCOME AND EXPENSE

Total other expense for the three months ended June 30, 2021 increased by $141,131 to net other expense of $497,473 compared to $356,342 for the three months ended June 30, 2020.  The increase in net other expense was primarily due to PPP2 loan reversal, partially offset from the sale of discontinued operations, and decrease in finance charges and compensation expense related to the issuance of shares of common stock to a related party.

NET INCOME/(LOSS)

The net income for the three months ended June 30, 2021 was $3,588,880, includes net income from discontinued operations of $27,758 compared to the net loss of $(422,385) for the three months ended June 30, 2020, includes net income from discontinued operations of $62,607.  The increase in net income for the period is primarily due to the revaluation of the Series H Preferred stock, partially offset by an increase in warrant and stock option expense and the PPP loan reversal.

Results of Operations for the Six months Ended June 30, 2021, compared to the Six months Ended June 30, 2020.

REVENUE

Total revenue for the six months ended June 30, 2021 decreased by $1,801,136 to $3,547,800, compared to $5,352,576 for the six months ended June 30, 2020.  The decrease was primarily due to a reduction of digital marketing services from a primary client and discontinued operations of the hosting revenue stream.

COST OF REVENUE

Cost of revenue for the six months ended June 30, 2021 decreased by $1,740,991 to $2,279,283, compared to $4,020,274 for the six months ended June 30, 2020.  The decrease was primarily due to the decrease in digital marketing ad costs and salaries and discontinued operations.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the six months ended June 30, 2021 increased by $1,261,660 to $2,126,241, compared to $864,581 for the six months ended June 30, 2020.  The increase was primarily due to increases in salary expense, payments to contractors and professional services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the six months ended June 30, 2021 increased by $1,444,927 to $2,344,930 compared to $900,003 for the six months ended June 30, 2020.  The increase was primarily due to an increase in warrant and stock option expense.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the six months ended June 30, 2021 decreased by $41,289 to $22,369 compared to $63,658 for the six months ended June 30, 2020.  The decrease was primarily due to the impairment of goodwill and intangible assets, as of December 31, 2020, which eliminated additional amortization of intangible assets in the current period.

OTHER INCOME AND EXPENSE

Total other expense for the six months ended June 30, 2021 increased by $3,669,546 to net other expense of $3,507,097 compared to net other income of $257,016 for the six months ended June 30, 2020.  The increase in net other expense was primarily due to an increase in finance charges and compensation expense related to the issuance of shares of common stock to a related party, partially offset from the sale of the hosting revenue stream.

NET LOSS

The net loss for the six months ended June 30, 2021 was $6,917,441, compared to the net loss of $551,205 for the six months ended June 30, 2020.  The increase in net loss for the period was primarily due to an increase in warrant and stock option expenses, increase in finance charges and decrease in third party revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital surplus (i.e. the difference between current assets and current liabilities) of $3,101,384 at June 30, 2021 compared to a net working capital deficit of ($4,784,105) at fiscal year ended December 31, 2020.

Cash flow used in operating activities was $4,047,679 for the six months ended June 30, 2021, compared to cash flow used in operating activities of $1,146,799 for the six months ended June 30, 2020.  The increase in cash flow used in operating activities of $2,900,880 was primarily due to an increase in net loss, partially offset by finance charges and warrant and stock option expenses.

Cash flow provided by investing activities was $184,226 for the six months ended June 30, 2021, compared to cash flow used in investing activities of zero for the six months ended June 30, 2020.  The increase in cash flow provided by investing activities of $184,226 was primarily due to the sales of web hosting revenue stream, partially offset by purchase of computers, printer, and videography equipment.

Cash flow provided by financing activities was $9,194,537 for the six months ended June 30, 2021, compared to cash flow provided by financing activities of $511,964 for the six months ended June 30, 2020.  The increase in cash flow provided by financing activities of $8,682,573 was due to sale of our common stock, partially offset by debt repayments.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2021, the Company had short-term borrowing relationships with two lenders. During the current period, one lender provides short-term financing under a stock purchase arrangement disclosed in footnote 10. The Company does not have any long-term sources of liquidity. As of June 30, 2021, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

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

Based on that evaluation, our management concluded that, due to material adjusting entries related to stock issuances, as of June 30, 2021, our disclosure controls and procedures were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AiADVERTISING, INC.
(Registrant)

Dated: August 16, 2021	By:	/s/ Andrew Van Noy
Andrew Van Noy Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ Gregory Boden
Gregory Boden Chief Financial Officer and Director (Principal Financial and Accounting Officer)