Form 10-Q
period 2021-09-30
AiAdvertising, Inc.
filed 2021-11-15
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2021.

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

As of November 15, 2021, the number of shares outstanding of the registrant’s common stock, par value $0.001, was 1,028,382,045

PART I. - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,590,794	$10,538
Accounts receivable, net	727,186	343,359
Accounts receivable, net - related party	-	-
Costs in excess of billings	-	-
Prepaid and other current Assets	159,509	30,430
TOTAL CURRENT ASSETS	5,477,489	384,327

PROPERTY & EQUIPMENT, net	99,293	55,682
RIGHT-OF-USE ASSETS	93,654	171,549

OTHER ASSETS
Lease deposit	9,800	9,800
Goodwill and other intangible assets, net	26,063	26,582
TOTAL OTHER ASSETS	35,863	36,382

TOTAL ASSETS	$5,706,299	$647,940

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$838,848	$1,575,880
Accounts payable, related party	10,817	10,517
Accrued expenses	85,129	648,273
Operating lease liability	93,654	171,548
Lines of credit	-	379,797
Deferred revenue and customer deposit	576,954	841,290
Convertible notes and interest payable, current, net	-	183,884
Derivative Liability	-	-
Finance lease obligation, current	-	-
Notes payable	785,899	565,008
Notes payable, related parties	817,781	792,235
TOTAL CURRENT LIABILITIES	3,209,082	5,168,432

LONG TERM LIABILITIES
Accrued expenses, long term	-	195,553
TOTAL LONG TERM LIABILITIES	-	195,553

TOTAL LIABILITIES	3,209,082	5,363,985
COMMITMENTS AND CONTINGENCIES (see Note 14)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 Authorized shares:
Series A Preferred stock; 10,000 authorized, zero and 10,000 shares issued and outstanding;	-	10
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and outstanding;	18	18
Series C Preferred Stock; 25,000 authorized, 14,425 shares issued and outstanding;	14	14
Series D Preferred Stock; 90,000 authorized, 86,021 and 90,000 shares issued and outstanding;	86	90
Series E Preferred stock; 10,000 authorized, 10,000 shares issued and outstanding;	10	10
Series F Preferred stock; 800,000 authorized, Zero and 2,413 shares issued and outstanding;	-	2
Series G Preferred stock; 2,600 authorized, 2,597 shares issued and outstanding;	3	3
Series H Preferred stock; 1,000 authorized, 1,000 and zero shares issued and outstanding;	1	-
Common stock, $0.001 par value; 10,000,000,000 and 2,000,000,000 authorized shares; 1,007,953,473 and 683,940,104 shares issued and outstanding, respectively	1,007,964	683,949
Additional paid in capital	44,873,672	31,486,837
Accumulated deficit	(43,384,551)	(36,886,978)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	2,497,217	(4,716,045)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$5,706,299	$647,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

REVENUE	$1,779,848	$2,324,727	$5,327,648	$7,759,221
REVENUE - related party	-	-	-	3,640
TOTAL REVENUE	1,779,848	2,324,727	5,327,648	7,762,861

COST OF REVENUE	1,381,612	1,655,043	3,660,895	5,675,318
Gross Profit	398,236	669,684	1,666,753	2,087,543

OPERATING EXPENSES
Salaries and outside services	377,101	601,784	2,503,342	1,466,368
Selling, general and administrative expenses	711,261	379,245	3,056,191	1,279,248
Loss on impairment of Goodwill and Intangible Assets	-		-
Depreciation and amortization	9,801	31,902	32,170	95,560

TOTAL OPERATING (INCOME) EXPENSES	1,098,163	1,012,931	5,591,703	2,841,176

INCOME (LOSS) FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(699,927)	(343,247)	(3,924,950)	(753,633)

OTHER INCOME (EXPENSE)
Other expense	-	-	-	6
Gain on sale of fixed assets		300		300
Gain (loss) on extinguishment of debt	186,803	-	282,418	28,971
Gain (loss) forgiveness of PPP Loan	-		-	-
Gain (loss) on Sales of Discontinued Operations	-	-	226,769	-
Gain (loss) on changes in derivative liability	-	57	-	131,018
Interest expense	931,073	(75,185)	(3,155,424)	(492,136)

TOTAL OTHER INCOME (EXPENSE)	1,117,876	(74,828)	(2,646,237)	(331,841)

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR TAXES	417,949	(418,075)	(6,571,187)	(1,085,474)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE PROVISION FOR TAXES	1,919	44,233	73,614	160,427

PROVISION (BENEFIT) FOR INCOME TAXES	-	-	-	-

NET INCOME/(LOSS)	419,868	(373,842)	(6,497,573)	(925,047)

PREFERRED DIVIDENDS	-	33,420	12,525	89,550

NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$419,868	$(407,262)	$(6,510,098)	$(1,014,597)

NET LOSS PER SHARE
BASIC	$0.00	$-	$(0.01)	$(0.002)
DILUTED	$0.00	$-	$(0.01)	$(0.002)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,006,211,885	645,938,541	931,985,669	548,873,963
DILUTED	1,006,211,885	645,938,541	931,985,669	548,873,963

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Nine months ended September 30, 2020

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	142,450	$142	419,638,507	$419,648	$30,088,492	$(35,616,328)	$(5,108,046)

Conversion of convertible note	-	-	78,857,470	78,857	10,165	-	89,022

Exchange debt-for-equity	2,597	3	-	-	259,695	-	259,698

Series A preferred stock dividend declared ($2.00 per share)	-	-	-	-	(20,000)	-	(20,000)

Series D preferred stock dividend declared ($0.10 per share)	-	-	-	-	(9,025)	-	(9,025)

Series F preferred stock dividend declared ($0.28 per share)	-	-	-	-	(473)	-	(473)

Stock based compensation	-	-	-	-	111,248	-	111,248

Derivative settlement	-	-	-	-	80,357	-	80,357

Other - RegA Investor Funds	1,391	1	-	-	34,774	-	34,775

Net loss	-	-	-	-	-	(128,820)	(128,820)

Balance, March 31, 2020 (unaudited)	146,438	$146	498,495,977	498,505	30,555,233	(35,745,148)	(4,691,264)

Conversion of convertible note	-	-	147,442,564	147,442	55,476	-	202,918

Series A preferred stock dividend declared ($2.00 per share)	-	-	-	-	(20,000)	-	(20,000)

Series D preferred stock dividend declared ($0.06 per share)	-	-	-	-	(5,562)	-	(5,562)

Series F preferred stock dividend declared ($0.66 per share)	-	-	-	-	(1,070)	-	(1,070)

Stock based compensation	-	-	-	-	117,128	-	117,128

Derivative settlement	-	-	-	-	258,748	-	258,748

Other - RegA Investor Funds	240	1	-	-	8,499	-	8,500

Net loss	-	-	-	-	-	(422,385)	(422,385)

Balance, June 30, 2020 (unaudited)	146,678	147	645,938,541	645,947	30,968,452	(36,167,533)	(4,552,987)

Series A preferred stock dividend declared ($2.00 per share)	-	-			(20,000)	-	(20,000)

Series D preferred stock dividend declared ($0.13 per share)	-	-			(12,116)	-	(12,116)

Series F preferred stock dividend declared ($0.54 per share)	-	-			(1,304)	-	(1,304)

Stock based compensation	-	-			116,289	-	116,289

Other - RegA Investor Funds	782	-			17,050	-	17,050

Net loss	-	-	-	-	-	(373,842)	(373,842)

Balance, September 30, 2020 (unaudited)	147,460	147	645,938,541	645,947	31,068,371	(36,541,375)	(4,826,910)

	Nine months ended September 30, 2021

Balance, December 31, 2020	147,500	$147	683,940,104	$683,949	$31,486,837	$(36,886,978)	$(4,716,045)

Conversion of convertible note	-	-	18,313,074	18,313	164,818	-	183,131

Stock issuances to lenders	-	-	110,000,000	110,000	12,652,143	-	12,762,143

Series A preferred stock dividend declared ($0.86 per share)	-	-	-	-	(8,604)	-	(8,604)

Series F preferred stock dividend declared ($0.67 per share)	-	-	-	-	(1,512)	-	(1,512)

Stock based compensation	-	-	-	-	238,634	-	238,634

Stock option exercises	-	-	3,528,955	3,529	(3,529)	-	-

Preferred stock conversion	(10,000)	(10)	100,000,000	100,000	(99,990)	-	-

Warrant issuance	-	-	-	-	983,571	-	983,571

Warrant exercise	-	-	8,556,034	8,556	(8,556)	-	-

Other - RegA Investor Funds	(100)	-	-	-	(2,500)	-	(2,500)

Issuance of Series H Preferred stock	1,000	1			4,999,999		5,000,000

Net loss	-	-	-	-	-	(10,506,321)	(10,506,321)

Balance, March 31, 2021	138,400	$138	924,338,167	$924,347	$50,401,311	$(47,393,299)	$3,932,497

Series A preferred stock dividend declared ($0.86 per share)	-	-	-	-	(101)	-	(101)

Series F preferred stock dividend declared ($0.67 per share)	-	-	-	-	(2,308)	-	(2,308)

Stock based compensation	-	-	-	-	252,839	-	252,839

Stock option exercises	-	-	5,302,984	5,303	(5,303)	-	-

Preferred stock conversion	(3,979)	(4)	9,947,500	9,948	(9,944)	-	-

Warrant exercise	-	-	65,311,502	65,312	(7,455)	-	57,857

Redemption of Series F Preferred Stock	(2,353)	(2)	-	-	(58,823)	-	(58,825)

Redemption of Series H Preferred stock	(1,000)	(1)			1		-

Revaluation of Series H Preferred Stock	-	-			(4,630,404)		(4,630,404)

Net Income	-	-	-	-	-	3,588,880	3,588,880

Balance, June 30, 2021	131,068	$131	1,004,900,153	$1,004,910	$45,939,813	$(43,804,419)	$3,140,435

Series A preferred stock dividend declared ($0.86 per share)	-	-	-	-	-	-	-

Series F preferred stock dividend declared ($0.67 per share)	-	-	-	-	-	-	-

Stock based compensation	-	-	-	-	236,797	-	236,797

Stock option exercises	-	-	1,750,688	1,751	(1,751)	-	-

Preferred stock conversion	-	-	-	-	-	-	-

Warrant exercise	-	-	1,302,632	1,303	(1,303)	-	-

Issuance of Series H Preferred stock	1,000	1			141,766		141,767

Subsequent expenses paid related to sales of common stock					(1,441,650)		(1,441,650)

Net Income	-	-	-	-		419,868	419,868

Balance, September 30, 2021	132,068	$132	1,007,953,473	$1,007,964	$44,873,672	$(43,384,551)	$2,497,217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss) from continued operations	$(6,571,187)	$(764,620)
Adjustment to reconcile net loss to net cash (used in) operating activities
Bad debt expense	(2,274)	41,073
Depreciation and amortization	32,170	95,560
Finance charge, related party	2,820,000	-
Loss on impairment of goodwill & intangibles	-	-
Amortization of Debt Discount	274,992	-
Gain on settlemet of debt	(282,418)	-
Gain on forgiveness of PPP loan	-	-
Gain on Sale of Discontinued Operations	(226,769)
Non-cash compensation expense	728,270	344,665
Fair valuation of warrants as compensation	983,571	-
Issuance of Series H Pref to employee	511,363	-
(Gain)/loss on derivative liability valuation	-	(131,018)
Derivative expense	-	260,140
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(381,553)	287,604
Prepaid expenses and other assets	(129,079)	(4,865)
Costs in excess of billings	-	4,487
Accounts payable	(646,226)	(370,921)
Accrued expenses	(244,274)	(183,850)
Customer Deposits	(264,336)	(720,113)

NET CASH (USED IN) OPERATING ACTIVITIES - continued operations	(3,397,750)	(1,141,858)
NET CASH (USED IN) OPERATING ACTIVITIES - discontinued operations	73,614	(160,427)
NET CASH USED IN OPERATING ACTIVITIES	(3,324,136)	(1,302,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(75,265)	(5,252)
Proceeds from the sale of discontinued operations	226,769	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	151,504	(5,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligation	-	(20,654)
Payment of dividend	(408,805)	(21,152)
Proceeds of issuance of common stock, net	8,558,350	-
Proceeds (payments) on line of credit, net	(366,012)	(63,709)
Proceeds (payments) of preferred stock	(61,325)	60,325
Principal payments on debt, third party	(750,000)	(91,000)
Proceeds from PPP loan	780,680	780,680
Principal payments on term loan	-	(78,917)
Proceeds from issuance of term loan	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,752,888	565,573

NET INCREASE / (DECREASE) IN CASH	4,580,256	(741,964)

CASH, BEGINNING OF PERIOD	10,538	819,328

CASH, END OF PERIOD	$4,590,794	$77,364

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$285,293	$193,864
Taxes paid	$-	$-

Non-cash financing activities:
Conversion of notes payable to common stock	$183,131	$291,940
Exchange of Debt-to-Equity (Preferred)	$-	$259,698
Derivative settlement	$-	$339,105
Right of use assets	$77,895	$70,511
Derivative discount	$-	$127,273
Conversion of preferred to common stock	$109,948	$-
Exercise of stock options	$10,583	$-
Exercise of warrants	$17,314	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AiADVERSTISING, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2021

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

The Consolidated Financial Statements include the Company and its wholly owned subsidiaries CLWD Operations, Inc a Delaware corporation (“CLWD Operations”), Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), WebTegrity, Inc., a Nevada corporation (“WebTegrity”), Data Propria, Inc., a Nevada corporation (“Data Propria”), and Giles Design Bureau, Inc., a Nevada corporation (“Giles Design Bureau). All significant inter-company transactions are eliminated in consolidation of the financial statements.

Reclassifications

During the quarter ended September 30, 2021 we recognized cost of revenue in the statement of operations. Certain prior periods have been reclassified to reflect current period presentation.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition.  Management reviews accounts receivable on a regular basis, based on contractual terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balance of the allowance account at September 30, 2021 and December 31, 2020 are $4,469 and $742 respectively.

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility of up to $400,000.  The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to $500,000. On November 30, 2017, the agreement renewed automatically for another twelve months.  The proceeds from the facility were determined by the amounts we invoiced our customers.  We recorded the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet.  During the term of this facility, the third-party lender had a first priority security interest in CLWD Operations’ assets, and therefore, we would have needed to obtain such third-party lender’s written consent to obligate CLWD Operations’ further or pledge its assets against additional borrowing facilities.  The cost of this secured borrowing facility was 0.05% of the daily balance. This borrowing facility had an expiration date of January 14, 2021 and was not renewed.  As of September 30, 2021, the balance due from this arrangement was zero.

On October 19, 2017, Parscale Digital entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility of up to $500,000. The proceeds from the facility were determined by the amounts we invoiced our customers.  The Company evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement.  We recorded the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “Lines of credit” on the Balance Sheet.  During the term of this facility, the third-party lender had a first priority security interest in Parscale Digital, and therefore, we would have needed to obtain such third-party lender’s written consent to obligate Parscale Digital further or pledge its assets against additional borrowing facilities.  The cost of this secured borrowing facility was 0.05% of the daily balance. On April 12, 2018, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $250,000, to $750,000. This borrowing facility had an expiration date of November 11, 2020 and was not renewed.  As of September 30, 2021, the balance due from this arrangement was zero.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into 12-month agreements wherein amounts due from our customers were pledged to a third-party, in exchange for borrowing facilities of up to $150,000, $150,000 and $600,000, respectively.  The proceeds from the facility were determined by the amounts we invoiced our customers.  We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. We recorded the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of these facilities, the third-party lender had a first priority security interest in the respective entities, and, therefore, we would have needed to obtain such third-party lender’s written consent to obligate the entities further or pledge our assets against additional borrowing facilities.  The cost of this secured borrowing facilities was 0.056%, 0.056% and 0.049%, respectively, of the daily balance. These three borrowing facilities had an expiration date of August 22, 2020 and were not renewed.  As of September 30, 2021, the combined balance due from these arrangement was zero.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2021, the Company held cash and cash equivalents in the amount of $4,590,794, which was held in the Company’s operating bank accounts.  This amount is held in a bank account exceeding the FDIC insured limit of $250,000

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $31,653 and $30,598 for the nine months ended September 30, 2021 and 2020, respectively.

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of our income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations includes digital advertising revenue. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 606, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work on the balance sheet as costs in excess of billings. The terms of services contracts generally are for periods of less than one year. . The deferred revenue and customer deposits as of September 30, 2021, and December 31, 2020 were $576,954 and $841,290, respectively. The costs in excess of billings as of September 30, 2021 and December 31, 2020 was zero and zero, respectively.

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

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were zero for the nine months ended September 30, 2021 and 2020.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $89,162 and $117,691 for the nine months ended September 30, 2021 and 2020, respectively.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of September 30, 2021 and December 31, 2020, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Goodwill and Intangible assets are comprised of the following, presented as net of amortization:

September 30, 2021
	WebTegrity	AiAdvertising	Total
Customer list	-	-	-
Non-compete agreement	-	-	-
Domain name and trademark	-	26,063	26,063
Brand name	-	-	-
Goodwill	-	-	-
Total	-	26,063	26,063

December 31, 2020
	WebTegrity	AiAdvertising	Total
Customer list	—	—	—
Non-compete agreement	—	—	—
Domain name and trademark	—	26,582	26,582
Brand name	—	—	—
Goodwill	—	—	—
Total	—	26,582	26,582

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

Concentrations of Business and Credit Risk

The Company operates in a single industry segment.  The Company markets its services to companies and individuals in many industries and geographic locations.  The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk.  The Company typically offers its customers credit terms.  The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral.  In the event of nonpayment, the Company has the ability to terminate services. As of September 30, 2021, the Company held cash and cash equivalents in the amount of $4,590,794, which was held in the operating bank accounts.  Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000.  For further discussion on concentrations see footnote 13.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest.  Stock-based compensation expense recognized in the consolidated statement of operations during the nine months ended September 30, 2021, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2021 based on the grant date fair value estimated.  Stock-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2021 is based on awards ultimately expected to vest or has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The stock-based compensation expense recognized in the consolidated statements of operations during the nine months ended September 30, 2021 and 2020 were $728,270 and $344,665, respectively.

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

For the nine months ended September 30, 2021, the Company has excluded 212,799,631 shares of common stock underlying options, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 86,021 Series D Preferred shares convertible into 215,052,500 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock and 183,132,441 shares of common stock underlying warrants, because their impact on the loss per share is anti-dilutive.  During the three months ended September 30, 2021, the above mentioned shares are included in the calculation for diluted earnings per share, resulting in 1,362,543,783 shares being added to the weighted average common and common equivalent shares outstanding.

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

Management reviewed accounting pronouncements issued during the quarter ended September 30, 2021, and no pronouncements were adopted during the period.

Management reviewed accounting pronouncements issued during the year ended December 31, 2020, and the following pronouncements were adopted during the period.

In January 2017, the FASB issued 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Due to the limited amount of goodwill and intangible assets recorded at December 31, 2020, the impact of this ASU on the Company’s consolidated financial statements and related disclosures was immaterial.

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

Discontinued Operations

On June 11, 2021, the Company entered into and closed an asset purchase agreement (the “Asset Purchase Agreement”) with Liquid Web, LLC (“Buyer”) under which it sold the web hosting and maintenance revenue stream (the “Asset Sale”) to the Buyer for a Purchase Price of $251,966 which included the “Indemnity Holdback” amount of $25,197.  The Buyer will pay the Company the “Indemnity Holdback” amount within 45 days following the six-month anniversary of the closing date (June 11, 2021) in accordance with the Asset Purchase Agreement.

The Company did not classify any assets or liabilities specific to the Purchased Assets.  Therefore, the purchase price from the Purchased Assets are recorded as a Gain on Sale of Discontinued Operations in our statement of operations for the quarter ended September 30, 2021.  As a result of the Company entering into the Asset Purchase Agreement, the Company’s web hosting revenue stream has been characterized as discontinued operations in its financial statements as disclosed within the disaggregated revenue schedule in footnote 3.

Pursuant to the Asset Purchase Agreement, the Company will continue to maintain, support, and deliver on all customer services during the transition period of 90 days following the Closing Date.  The Company will continue to invoice the hosting customers in the ordinary course of business.  Any payments received from the customers, on or after the Closing Date are the property of Liquid Web.  The Company will remit the payment for collected revenue less taxes collected and net of hosting expenses to the Buyer no later than the 15th day of the following month. As of September 30, 2021, the Company shows zero due to the buyer.

The following table summarizes the results of operations for the three months ended September 30, 2021 and 2020.

	Three months ended September 30, 2021 (unaudited)			Three months ended September 30, 2020 (unaudited)
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Hosting Revenue	1,598	-	1,598	78,449	-	78,449
Cost of Sales	(321)	-	(321)	34,216	-	34,216

Net Income from Discontinued Operations	$1,919	$-	$1,919	$44,233	$-	$44,233

  The following table summarizes the results of operations for the nine months ended September 30, 2021 and 2020.

	Nine months ended September 30, 2021 (unaudited)			Nine months ended September 30, 2020 (unaudited)
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Hosting Revenue	129,934	-	129,934	256,943	-	256,943
Cost of Sales	56,320	-	56,320	96,516	-	96,516

Net Income from Discontinued Operations	$73,614	$-	$73,614	$160,427	$-	$160,427

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

For the nine months ended September 30, 2021, we used the federal tax rate of 21% in our determination of the deferred tax assets and liabilities balances.

For the nine months ended September 30, 2021

Current tax provision:
Federal
Taxable income	$-
Total current tax provision	$-

Deferred tax provision:
Federal
Loss carryforwards	$3,675,908
Change in valuation allowance	(3,675,908)
Total deferred tax provision	$-

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

1.Identify the contract with the customer

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

2.Identify the performance obligations in the contract

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

3.Determine the transaction price

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

4.Allocate the transaction price to the performance obligations in the contract

If a contract involves multiple obligations, the transaction pricing is allocated accordingly, during the performance obligation phase (criteria 2 above).

5.Recognize revenue when (or as) we satisfy a performance obligation

The Company uses several means to satisfy the performance obligations:

a.Billable Hours – The Company employs a time tracking system where employees record their time by project.  This method of satisfaction is used for time and material projects, change orders, website edits, revisions to designs, and any other project that is hours-based.  The hours satisfy the performance obligation as the hours are incurred.

b.Ad Spend - To satisfy ad spend, the Company generates analytical reports monthly or as required to show how the ad dollars were spent and how the targeting resulted in click-throughs.  The ad spend satisfies the performance obligation, regardless of the outcome or effectiveness of the campaign.  In addition, the Company utilizes third party invoices after the ad dollars are spent, in order to satisfy the obligation.

c.Milestones – If the contract requires milestones to be hit, then the Company satisfies the performance obligation when that milestone is completed and presented to the customer for review. As each phase of a project is complete, we consider it as a performance obligation being satisfied and transferred to the customer.  At this point, the customer is invoiced the amount due based on the transaction pricing for that specific phase and/or we apply the customer deposit to recognize revenue.

d.Monthly Retainer – If the contract is a retainer for work performed, then the customer is paying the Company for its expertise and accessibility, not for a pre-defined amount of output.  In this case, the obligation is satisfied at the end of the period, regardless of the amount of work effort required.

e.Hosting – Monthly recurring fees for hosting are recognized on a monthly basis, at a fixed rate.  Hosting contracts are typically one-year and reviewed annually for renewal.  Prices are subject to change at management discretion. During the nine month ended September 30, 2021 web hosting services was discontinued from our operating revenue streams.

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

Included in creative design and digital marketing revenues are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, furniture, supplies, and the largest component, digital advertising.  We have determined, based on our review, that the amounts classified as reimbursable costs should be recorded as gross (principal), due to the following factors:

-The Company is the primary obligor in the arrangement;

-We have latitude in establishing price;

-We have discretion in supplier selection; and

-The Company has credit risk

During the nine months ended September 30, 2021 and 2020, we included $2,607,297 and $4,518,054 respectively, in revenue, related to reimbursable costs.

The deferred revenue and customer deposits as of September 30, 2021 and December 31, 2020 were $576,954 and $841,290, respectively.

For the nine months ended September 30, 2021 and 2020 (unaudited), revenue was disaggregated into the six categories as follows:

	Nine months ended September 30, 2021 (unaudited)			Nine months ended September 30, 2020 (unaudited)
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Data Sciences	$-	$-	$-	$490,195	$-	$490,195
Design	1,547,936	-	1,547,936	1,891,221	-	1,891,221
Development	214,743	-	214,743	284,613	-	284,613
Digital Advertising	3,514,597	-	3,514,597	5,093,192	3,640	5,096,832
Swarm	50,372	-	50,372	-	-	-
Total	$5,327,648	$-	$5,327,648	$7,759,221	$3,640	$7,762,861

4.    LIQUIDITY AND OPERATIONS

The Company had a net loss of $ $6,497,573 for the nine months ended September 30, 2021, which includes net income from discontinued operations of $73,614, a net loss of $925,047 for the nine months ended September 30, 2020, which includes net income from discontinued operations of $160,427, and net cash used in operating activities of $3,324,136 and $1,302,285, in the same periods, respectively.

As of September 30, 2021, the Company had a short-term borrowing relationship with two lenders. The lenders provided short-term and long-term financing under a secured borrowing arrangement, using our accounts receivable as collateral, disclosed in footnote 6, as well as convertible notes disclosed in footnote 7. As of September 30, 2021, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

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

5.INTANGIBLE ASSETS

Domain Name

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202. We use the domain as the main landing page for the Company.  The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet.  As of September 30, 2021, we determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense.  The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

Trademark

On September 22, 2015, the Company purchased the trademark rights to “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000.  The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet.  The trademark expired in 2020 and the Company submitted a renewal application for an additional 10 years.  As of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense.  For the nine months ended September 30, 2021 and 2020, the Company included $517 and $517, respectively, in depreciation and amortization expense related to this trademark.  As of September 30, 2021, the balance on this intangible asset was $5,861.

Customer List

On November 15, 2017, the Company acquired WebTegrity, and has calculated the value of the customer list acquired at $280,000, with a useful life of 3 years.  For the nine months ended September 30, 2021 and 2020, we included zero and $64,445 in depreciation and amortization expense related to the customer list. During the year ended December 31, 2020, the Company performed our annual impairment analysis and we determined that the intangible assets of WebTegrity were impaired. Therefore, as of December 31, 2020, the remaining balance of this intangible asset of $7,161 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of December 31, 2020, the balance on this intangible asset was zero.

Brand Name

On November 15, 2017, the Company acquired WebTegrity, and we have calculated the value of the brand name at $130,000, which is included in other assets on the balance sheet.  As of September 30, 2021, we have determined that this brand name has an indefinite useful life, and as such, is not included in depreciation and amortization expense.  The Company will assess this intangible asset annually for impairment, in addition to it being classified with an indefinite useful life.  In evaluating whether this brand had an indefinite useful life, the Company considered the following criteria:

oExpected use – We expected to retain the name and brand, leveraging the good reputation and client following.  Within the WordPress industry, the WebTegrity name was well known, and the founder of the company has been asked to speak at various conferences.

oExpected useful life of related group – The WebTegrity name does not relate to another intangible asset or group of intangible assets.  Therefore, this criterion was not considered.

oLimits to useful life – There was no legal, regulatory, or contractual limitation to this intangible asset’s life.

oHistorical experience – This asset does not require an extension or renewal, in order for it to remain on our balance sheet.

oEffects of other factors –WebTegrity was in a highly competitive industry, mostly relying on the WordPress platform.  We also considered whether there was a chance of obsolescence or decline due to competition. In addition, we concluded that there was not a chance of obsolescence or decline due to competition. Even though there is much competition, WebTegrity produced a quality product with a great team, resulting in long term clients.

oMaintenance required – There is no maintenance expenditure to obtain future cash flows. Therefore, this criterion was not taken into consideration.

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

The Company will assess this intangible asset for impairment, if an event occurs that may affect the fair value, or at least annually.

The Company’s intangible assets consist of the following:

	September 30, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	$-	$-	$-	$-	$-	$-
Non-compete agreement		-	-	-	-	-
Domain name and trademark	30,201	(4,139)	26,063	30,201	(3,619)	26,582
Brand name	-	-	-	-	-	-
Goodwill	-	-	-	-	-	-
Total	30,201	(4,139)	26,063	30,201	(3,619)	26,582

Total amortization expense charged to operations for the nine months ended September 30, 2021, and 2020 were $517 and $64,962, respectively.

The following table of remaining amortization of finite life intangible assets, for the years ended December 31, includes the intangible assets acquired, in addition to the CloudCommerce trademark:

2021	172
2022	690
2023	690
2024	690
2025	690
Thereafter	2,929
Total	$5,861

6.   CREDIT FACILITIES

Lines of Credit

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility of up to $400,000.  The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to $500,000. On November 30, 2017, the agreement renewed automatically for another twelve months.  The proceeds from the facility were determined by the amounts we invoiced our customers.  We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet.  During the term of this facility, the third-party lender had a first priority security interest in CLWD Operations, and therefore, we would have needed to obtain such third-party lender’s written consent to obligate CLWD Operations further or pledge our assets against additional borrowing facilities.  The cost of this secured borrowing facility was 0.05% of the daily balance.  During the nine months ended September 30, 2021 and 2020, the Company included $13,785 and $16,310, respectively, in interest expense, related to this secured borrowing facility, and as of September 30, 2021 and December 31, 2020, the outstanding balances were zero and zero, respectively. This borrowing facility had an expiration date of January 14, 2021 and was not renewed.

On October 19, 2017, Parscale Digital entered into 12 month agreements with a third party to sell the rights to amounts due from our customers, in exchange for a borrowing facility of up to $500,000. The agreement was amended on April 12, 2018, which increased the allowable borrowing amount by $250,000, to a maximum of $750,000.  The proceeds from the facility were determined by the amounts we invoiced our customers. We evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement.  As such, we recorded the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet.   During the term of this facility, the third party lender had a first priority security interest in Parscale Digital, and therefore, we would have needed to obtain such third party lender’s written consent to obligate it further or pledge our assets against additional borrowing facilities.  The cost of this secured borrowing facility was 0.05% of the daily balance.  During the nine months ended September 30, 2021 and 2020, the Company included zero and $39,883, respectively, in interest expense, related to this secured borrowing facility, and as of September 30, 2021 and December 31, 2020, the combined outstanding balances were zero and zero, respectively. This borrowing facility had an expiration date of November 11, 2020 and was not renewed.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into 12 month agreements with a third party to sell the rights to amounts due from our customers, in exchange for borrowing facilities in amounts up to a total of $150,000, $150,000 and $600,000, respectively. The proceeds from the facility were determined by the amounts we invoiced our customers.  We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements.  As such, we recorded the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of these facilities, the third party lender had a first priority security interest in the respective entities, and therefore, we would have been required to obtain such third party lender’s written consent to obligate the entities further or pledge their assets against additional borrowing facilities The cost of these secured borrowing facilities were 0.056%, 0.056% and 0.049%, respectively, of the daily balance.  During the nine months ended September 30, 2021  and 2020, the Company included zero and $65,752, respectively, in interest expense, related to these secured borrowing facilities, and as of September 30, 2021 and December 31, 2020, the combined outstanding balances were zero and zero, respectively.  These three borrowing facilities had an expiration date of August 22, 2020 and were not renewed.

7.    CONVERTIBLE NOTES PAYABLE

During fiscal year 2019, the Company issued convertible promissory notes with variable conversion prices, as outlined below. The conversion prices for each of the notes was tied to the trading price of the Company’s common stock. Because of the fluctuation in stock price, the Company is required to report derivative gains and losses each quarter, which was included in earnings, and an overall derivative liability balance on the balance sheet. The Company also records a discount related to the convertible notes, which reduces the outstanding balance of the total amount due and presented as a net outstanding balance on the balance sheet. During the quarter ended September 30, 2020, all convertible notes that contained embedded derivative instruments were converted, leaving a derivative liability balance of zero.

On March 25, 2013, the Company issued a convertible promissory note (the “March 2013 Note”) in the amount of up to $100,000, at which time we received an initial advance of $50,000 to cover operational expenses. The lender, a related party, advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note, as amended, allowed the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004 per share. The March 2013 Note bore interest at a rate of 10% per year and matured on March 25, 2018. On May 23, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000of the outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. On April 17, 2018, the lender converted $16,000 of the outstanding balance and accrued interest of $8,106 into 6,026,301 shares of common stock.  On June 23, 2020, the lender converted $50,000 of the outstanding balance and accrued interest of $36,260 into 21,565,068 shares of common stock.  The balance of the March 2013 Note, as of September 30, 2021 was zero.  This note was converted within the terms of the agreement.

On April 20, 2018, the Company issued a convertible promissory note (the “April 2018 Note”) in the amount of up to $200,000, at which time we received an initial advance of $200,000 to cover operational expenses. The terms of the April 2018 Note, as amended, allowed the lender, a related party, to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.01 per share. The April 2018 Note bore interest at a rate of 5% per year and had a maturity date of April 20, 2021. During the year ended December 31, 2018, we determined that the April 2018 Note offered a conversion price which was lower than the market price, and therefore included a beneficial conversion feature. The Company included the amortization of this beneficial conversion feature in interest expense in the amount of $139,726 during the year ended December 31, 2018, and $60,274 during the year ended December 31, 2019. During the year ended December 31, 2019, we determined that the conversion feature of the April 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the April 2018 Note. The fair value of the April 2018 Notes has been determined by using the Binomial lattice formula from the effective date of the note. On June 23, 2020, the lender converted $38,894 of the outstanding balance and accrued interest of $4,236 into 4,313,014 shares of common stock. On January 13, 2021, the lender converted $161,106 of the outstanding balance and accrued interest of $22,025 into 18,313,074 shares of common stock. The balance of the April 2018 Note, as of September 30, 2021, was zero.  This note was converted within the terms of the agreement.

On January 31, 2019 the Company issued a promissory note (the “January 31, 2019 Note”) in the amount of $53,500 at which time the Company received $50,000, and the remaining $3,500 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The January 31, 2019 Note bore interest at a rate of 10% per year, had a maturity date of January 31, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the lowest trading prices during the 15 trading days prior to conversion. During the year ended December 31, 2019, the lender converted the entire balance of $53,500, plus $3,165 interest and fee into 56,483,670 shares. During the quarter ended December 31, 2020, the lender converted $3,935 accrued interest and fees into 4,300,327 shares, leaving a balance of zero. Because the Company records the value of convertible notes at fair value, no gain or loss is recorded upon conversion. The balance of the January 31, 2019 Note, as of September 30, 2021, was zero. This note was converted within the terms of the agreement.

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

On July 16, 2019 the Company issued a convertible promissory note (the “July 16, 2019 Note”) in the amount of $43,000 at which time the Company received $40,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The July 16, 2019 Note bore interest at a rate of 10% per year, had a maturity date of July 10, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the lowest trading price during the 15 trading days prior to conversion. Because the conversion feature of the July 16, 2019 Note was not available to the lender, as of December 31, 2019, the July 16, 2019 Note was not considered a derivative. During the quarter ended September 30, 2020, the lender converted $52,300 principal, interest, and fees into 91,500,000 shares, leaving a balance of zero. This note was converted within the terms of the agreement.

On September 4, 2019 the Company issued a convertible promissory note (the “September 4, 2019 Note”) in the amount of $53,000 at which time the Company received $50,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The September 4, 2019 Note bore interest at a rate of 10% per year, had a maturity date of September 4, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. Because the conversion feature of the September 4, 2019 Note was not available to the lender, as of December 31, 2019, the September 4, 2019 Note was not considered a derivative. During the quarter ended September 30, 2020, the lender converted $48,000 principal into 35,357,143 shares. During the quarter ended September 30, 2020, the lender converted $7,650 principal and interest into 7,806,122 shares, leaving a balance of zero. This note was converted within the terms of the agreement.

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

8.    NOTES PAYABLE

Related Party Notes Payable

On August 3, 2017, the Company issued a promissory note (the “August 3, 2017 Note”) in the amount of $25,000, at which time the entire balance of $25,000 was received to cover operational expenses.  The August 3, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 3, 2017 Note, as of September 30, 2021 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On August 15, 2017, the Company issued a promissory note (the “August 15, 2017 Note”) in the amount of $34,000, at which time the entire balance of $34,000 was received to cover operational expenses.  The August 15, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 15, 2017 Note, as of September 30, 2021 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On August 28, 2017, the Company issued a promissory note (the “August 28, 2017 Note”) in the amount of $92,000, at which time the entire balance of $92,000 was received to cover operational expenses.  The August 28, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 28, 2017 Note, as of September 30, 2021 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On September 28, 2017, the Company issued a promissory note (the “September 28, 2017 Note”) in the amount of $63,600, at which time the entire balance of $63,600 was received to cover operational expenses.  The September 28, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the September 28, 2017 Note, as of September 30, 2021 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On October 11, 2017, the Company issued a promissory note (the “October 11, 2017 Note”) in the amount of $103,500, at which time the entire balance of $103,500 was received to cover operational expenses.  The October 11, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 11, 2017 Note, as of September 30, 2021 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On October 27, 2017, the Company issued a promissory note (the “October 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses.  The October 27, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 27, 2017 Note, as of September 30, 2021 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On November 15, 2017, the Company issued a promissory note (the “November 15, 2017 Note”) in the amount of $62,000, at which time the entire balance of $62,000 was received to cover operational expenses.  The November 15, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date  The balance of the November 15, 2017 Note, as of September 30, 2021 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On November 27, 2017, the Company issued a promissory note (the “November 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses.  The November 27, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date  The balance of the November 27, 2017 Note, as of September 30, 2021 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On December 19, 2017, the Company issued a promissory note (the “December 19, 2017 Note”) in the amount of $42,000, at which time the entire balance of $42,000 was received to cover operational expenses.  The December 19, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the December 19, 2017 Note, as of September 30, 2021 was zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On January 3, 2018, the Company issued a promissory note (the “January 3, 2018 Note”) in the amount of $49,000, at which time the entire balance of $49,000 was received to cover operational expenses.  The January 3, 2018 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 3, 2018 Note, as of September 30, 2021 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On January 17, 2020, the Company exchanged the below related party notes payable for 2,597 shares of Series G preferred stock.  The table includes the balances of each note, on the date of the exchange.  During the quarter ended March 30, 2020, the Company included $560 in interest expense, related to the exchanged notes.

As of September 30, 2020, the balances of the exchanged notes were zero.

Note Date	Principal	Accrued Interest	Total Due	Gain on Exchange	Series G Preferred Shares
November 30, 2017	$30,000	$3,197	$33,197	$70	$331
January 30, 2018	72,000	7,072	79,072	168	789
February 1, 2018	85,000	8,314	93,314	198	931
July 23, 2019	25,000	610	25,610	58	256
August 20, 2019	10,000	205	10,205	23	102
August 28, 2019	18,500	360	18,860	43	188
Total	$240,500	$19,758	$260,258	$560	$2,597

On January 28, 2021, the Company entered into an Unsecured Promissory Note (the “January 28, 2021 Note”), in the aggregate principal amount of $840,000, with Bountiful Capital, LLC for gross proceeds of $840,000. The investor is a related party. The then-chief financial officer of the Company, Greg Boden, is also the president of Bountiful Capital, LLC. The note bears interest at a rate of 5% per year and is not convertible into shares of common stock of the Company. The note had a maturity date of January 28, 2022, and a prepayment of the note was permitted. On March 4, 2021, the Company paid off the note in full in the amount of $840,000.

On February 17, 2021, the Company issued a promissory note (the “February 17, 2021 Note”) in the amount of $683,100, at which time the entire balance of $683,100 was received to refinance all outstanding promissory notes.  The February 17, 2021 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than August 31, 2021. The balance of the February 17, 2017 Note, as of September 30, 2021 is $817,781, which includes $134,680 of accrued interest. Upon executing the February 17, 2021 Note, the Company issued 25,000,000 shares of restricted common stock to Bountiful Capital at a price equal to $0.1128 cents per share which the Company valued at $2,820,000 at the time of issuance and recorded as interest expense.

As of September 30, 2021, and December 31, 2020, the notes payable due to related parties totaled $817,781 and $792,235, respectively.

Third Party Notes Payable

On June 29, 2018, the Company issued a promissory note (the “June 2018 Note”), in the amount of $750,000, at which time the Company received $735,000. The remaining $15,000 was retained by the lender as an origination fee. On February 28, 2019 the promissory note was refinanced, and the balance increased to $1,000,000(the “February 28, 2019 Note”). As of the date of closing the lender withheld $25,443 from the $375,000balance increase as an origination fee, netting $349,557 to the Company, and on April 3, 2019 the Company received the remaining $250,000. The February 28, 2019 Note bore interest at a rate of 18% per year and is amortized over 12 months. During the year ended December 31, 2020, the Company made payments totaling $506,919 and included $64,326 in interest expense related to this note. As of December 31, 2020, the outstanding balance on the February 28, 2019 Note was zero.

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

On October 21, 2020, the Company issued a promissory note (the “October 2020 Note”) in the amount of $600,000, at which time $548,250 was received after subtracting lender costs.  The October 2020 Note bears interest at a rate of 12% per year, with 12 months of interest guaranteed.  The Company issued 32,232,333 shares of our common stock in connection with this borrowing, which required the recording of a discount in the amount of $299,761 against the balance, amortized over the term of the note.  During the nine months ended September 30, 2021, the Company paid off the balance owed on the October 2020 Note of $672,000 and amortized the debt discount of $242,274.  As of September 30, 2021, the balance owed on the October 2020 Note was zero.

On December 10, 2020, the Company issued a promissory note (the “December 2020 Note”) in the amount of $150,000, at which time $130,875 was received after subtracting lender costs.  The December 2020 Note bears interest at a rate of 12% per year, with 12 months of interest guaranteed.  The Company issued 5,769,230 shares of our common stock in connection with this borrowing, which required the recording of a discount in the amount of $34,615 against the balance, amortized over the term of the note.  During the nine months ended September 30, 2021, the Company paid off the balance owed on the December 2020 Note of $152,614 and amortized the debt discount of $32,718.  As of September 30, 2021, the balance owed on the December 2020 Note was zero.

On February 4, 2021, the Company received loan proceeds of $780,680 under the Second Draw of the Paycheck Protection Program (“PPP2”). The PPP2 is evidenced by a promissory note between the Company and the Cache Valley Bank. The note had a five-year term, bore interest at the rate of 1.0% per year, and could have been prepaid at any time without payment of any premium. No payments of principal or interest were due during the six-month period beginning on the date of the Note (the “Deferral Period”).  The principal and accrued interest under the note was forgivable after eight weeks if the Company used the PPP2 Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP2 requirements. In order to obtain forgiveness of the PPP2 Loan, the Company submitted a request and provided satisfactory documentation regarding its compliance with applicable requirements. On March 23, 2021, we were notified by a representative of Cache Valley Bank that the PPP2 loan was forgiven in full, in the amount of $780,680.  On August 3, 2021 we were notified by the bank that the PPP2 Loan is still due and that the March 23, 2021 notification of forgiveness was sent in error. As of September 30, 2021, the balance of the PPP2 loan was $785,899 including accrued interest of $5,899.

9.    DERIVATIVE LIABILITIES

During the prior year, the Company determined that the convertible notes outstanding as of December 31, 2020 contained embedded derivative instruments as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.  During the quarter ended September 30, 2020, all convertible notes that contained embedded derivative instruments were converted, leaving a derivative liability balance of zero.  The zero balance has carried forward from September 30, 2020 until the quarter ended September 30, 2021.

During the nine months ended September 30, 2021 and 2020, the Company incurred losses of $0 and $0, respectively, on the conversion of convertible notes. In connection with the convertible notes, for the nine months ended September 30, 2021 and 2020, the Company recorded $329 and $9,295, respectively, of interest expense and zero and $260,140, respectively, of debt discount amortization expense. As of September 30, 2021, and December 31, 2020, the Company had zero and zero, respectively, of accrued interest related to the convertible notes that contained embedded derivative.

10.  CAPITAL STOCK

At September 30, 2021 and December 31, 2020, the Company’s authorized stock consists of 10,000,000,000 and 2,000,000,000 shares of common stock, par value $0.001 per share, respectively, and 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.  The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders. As of the date of this report, the Board has designated Series A, Series B, Series C, Series D, Series E, Series F, Series G and Series H Preferred Stock.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends, payable quarterly, out of any assets of the Company legally available therefor, at the rate of $8 per share annually, payable in preference and priority to any payment of any dividend on the common stock.  During the nine months ended September 30, 2021 and 2020, we paid dividends of $148,705 and $20,000, respectively, to the holders of Series A Preferred stock.  During the nine months ended September 30, 2021, the holders of the 10,000 shares of Series A Preferred Stock converted all outstanding shares of Series A Preferred into 100,000,000 shares of common stock, which ceased any further accruals of dividends on the shares of Series A Preferred.  As of September 30, 2021, the balance owed on the Series A Preferred stock dividend was zero.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock has a stated value of $100. The Series B Preferred Stock is convertible into shares of the Company's common stock in amount determined by dividing the stated value by a conversion price of $0.004 per share. The Series B Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series B Preferred Stock. As of September 30, 2021, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $100. The Series C Preferred Stock is convertible into shares of the Company's common stock in the amount determined by dividing the stated value by a conversion price of $0.01 per share. The Series C Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series C Preferred Stock. As of September 30, 2021, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock has a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue means the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. The Series D Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series D Preferred Stock.  During the nine months ended September 30, 2021, the holder of the 90,000 shares of Series D Preferred Stock converted 3,979 shares of Series D Preferred into 9,947,500 shares of common stock. As of September 30, 2021, the Company had 86,021 shares of Series D Preferred Stock outstanding.  During the nine months ended September 30, 2021, and 2020, we paid dividends of $257,609, and zero respectively, to the holders of Series D Preferred stock.  As of September 30, 2021, the balance owed on the Series D Preferred stock dividend was zero.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock has a stated value of $100. The Series E Preferred Stock is convertible into shares of the Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.05 per share. The Series E Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series E Preferred Stock. As of September 30, 2021, the Company has 10,000 shares of Series E Preferred Stock outstanding.

Series F Preferred

The Company has designated 800,000 shares of its preferred stock as Series F Preferred Stock. Each share of Series F Preferred Stock has a stated value of $25. The Series F Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series F Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the Company’s common stock. The Series F Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation. To the extent it may lawfully do so, the Company may, in its sole discretion, after the first anniversary of the original issuance date of the Series F Preferred Stock, redeem any or all of the then outstanding shares of Series F Preferred Stock at a redemption price of $25 per share plus any accrued but unpaid dividends. The Series F Preferred Stock was offered in connection with the Company’s offering under Regulation A under the Securities Act of 1933, as amended. During the nine months ended September 30, 2021 redeemed all outstanding shares of Series F Preferred Stock outstanding.  The Company returned the original investment amount to each Series F holder plus accrued dividends due through September 30, 2021, totaling $62,246, comprised of $61,325 stated value and $921 of accrued dividends.  For the nine months ended September 30, 2021, the Company paid dividends on shares of the Series F Preferred stock of $2,492.  As of September 30, 2021, the Company had zero shares of Series F Preferred Stock outstanding, and an accrued dividend balance of zero.

Series G Preferred

On February 6, 2020, the Company designated 2,600 shares of its preferred stock as Series G Preferred Stock. Each share of Series G Preferred Stock has a stated value of $100. The Series G Preferred Stock is convertible into shares of the Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.0019 per share. The Series G Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series G Preferred Stock. As of September 30, 2021, the Company had 2,597 shares of Series G Preferred Stock outstanding.

Series H Preferred

On March 18, 2021, the Company designated 1,000 shares of its preferred stock as Series H Preferred Stock. The Series H Preferred Stock is not convertible into shares of the Company's common stock and entitles the holder to 51% of the voting power of the Company’s shareholders, as set forth in the Certificate of Designation.  As of March 31, 2021, the Company had 1,000 shares of Series H Preferred Stock outstanding and held by Andrew Van Noy, the Chief Executive Officer of the Company.  The 1,000 shares of Series H Preferred stock provided for automatic redemption by the Company at the par value of $0.001 per share on the sooner of: 1) sixty days (60) from the effective date of the Certificate of Designation, 2) on the date Andrew Van Noy ceases to serve as an officer, director or consultant of the Company, or 3) on the date that the Company’s shares of common stock first trade on any national securities exchange.  For the quarter ended March 31, 2021, the Company estimated the value of the Series H Preferred shares to be $5,000,000, which was included in SG&A expenses on the Income Statement and in cash flows from operating activities on the statement of cash flows.  During the six months ended June 30, 2021 the Series H Preferred stock was revalued at $369,596, and the Company recorded a reduction to the value by $4,630,404.  On May 18, 2021, sixty days after the issuance of the shares of Series H Preferred stock, the Company redeemed all outstanding shares of Series H Preferred stock in accordance with the terms thereof.  On September 29, 2021, the Company filed a certificate of withdrawal with the Secretary of State of Nevada, to withdraw the Company’s existing certificate of designation of Series H Preferred Stock, filed a certificate of designation for a new series of Series H Preferred Stock with the Secretary of State of Nevada, and issued 1,000 shares of Series H Preferred Stock to Andrew Van Noy, the Company’s chief executive officer, for services rendered. The Series H Preferred Stock is not convertible into shares of the Company's common stock and entitles the holder to 51% of the voting power of the Company’s shareholders, as set forth in the Certificate of Designation.  As of September 30, 2021 the Company had 1,000 shares of Series H Preferred Stock outstanding and held by Andrew Van Noy, the Chief Executive Officer of the Company.  The 1,000 shares of Series H Preferred stock provide for automatic redemption by the Company at the par value of $0.001 per share on the sooner of: 1) sixty days (60) from the effective date of the Certificate of Designation, 2) on the date Andrew Van Noy ceases to serve as an officer, director or consultant of the Company, or 3) on the date that the Company’s shares of common stock first trade on any national securities exchange.  For the quarter ended September 30, 2021, the Company estimated the value of the Series H Preferred shares to be $141,767.  During the nine months ended September 30, 2021the Series H preferred was valued at $511,363, which was included in SG&A expenses on the Income Statement and in cash flows from operating activities on the statement of cash flows.  At September 30, 2021, there were 1,000 shares of Series H Preferred stock outstanding.

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

11.  STOCK OPTIONS AND WARRANTS

Stock Options

On August 1, 2017, we granted non-qualified stock options to purchase up to 10,000,000 shares of our common stock to a key employee, at an exercise price of $0.01 per share.  The stock options vest equally over a period of 36 months and expire August 1, 2022.  These options may be exercised on a cashless basis, resulting in no cash payment to the company upon exercise. If the optionee exercises the options on a cashless basis, then the above water value (difference between the option price and the fair market price at the time of exercise) is used to purchase shares of common stock. Under this method, the number of shares of common stock issued will be less than the number of options exercised to acquire those shares of common stock.  During the quarter ended September 30, 2018, the employee exercised, on a cashless basis, 3,324,201 options, resulting in the issuance of 1,233,509 shares of common stock. During the quarter ended March 30, 2021, the employee exercised, on a cashless basis, 6,675,799 options, resulting in the issuance of 5,439,540 shares of common stock.  As of September 30, 2021, all stock options issued on August 1, 2017 were fully exercised.

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

On January 17, 2020, we granted non-qualified stock options to purchase up to 283,000,000 shares of our common stock to ten key employees and three directors, at an exercise price of $0.0019 per share. The stock options vest equally over a period of 36 months and expire January 17, 2025. These options allow the optionee to exercise on a cashless basis, anytime after January 17, 2021.  During the quarter ended March 30, 2021, an employee exercised, on a cashless basis, 100,000 options, resulting in the issuance of 97,625 shares of common stock.  During the quarter ended September 30, 2021, an employee exercised, on a cashless basis, 2,000,000 options, resulting in the issuance of 1,750,688 shares of common stock. During the quarter ended September 30, 2021, a key employee who held 20,000,000 options left the Company, and the options were forfeited.

On June 2, 2020, we granted non-qualified stock options to purchase up to 17,000,000 shares of our common stock to a director, at an exercise price of $0.0018 per share. The stock options vest equally over a period of 36 months and expire June 2, 2025. These options are exercisable on a cashless basis, anytime after June 2, 2021.

On January 5, 2021, we granted non-qualified stock options to purchase up to 368,000,000 shares of our common stock to six key employees and three directors, at an exercise price of $0.0068 per share. The stock options vest equally over a period of 36 months and expire January 5, 2026. These options are exercisable on a cashless basis, resulting in no cash payment to the Company upon exercise, anytime after January 5, 2022.  During the quarter ended September 30, 2021, a key employee who held 1,000,000 options left the Company, and the options were forfeited.

On August 18, 2021, we granted non-qualified stock options to purchase up to 5,000,000 shares of our common stock to a key employee, at an exercise price of $0.0017 per share.  The stock options vest equally over a period of 36 months and expire August 18, 2026. These options are exercisable on a cashless basis, any time after August 18, 2022.

The Company used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock.

The fair value of options granted during the nine months ending September 30, 2021 and 2020, were determined using the Black Scholes method with the following assumptions:

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Risk free interest rate	0.40%	1.86%
Stock volatility factor	337%	272%
Weighted average expected option life	5 years	5 years
Expected dividend yield	0%	0%

A summary of the Company’s stock option activity and related information follows:

	Nine months ended		Nine months ended
	September 30, 2021		September 30, 2020

	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding - beginning of period	429,675,799	$0.0052	150,275,799	$0.0160
Granted	373,000,000	0.0068	300,000,000	0.0018
Exercised	(12,442,467)	0.0070	-	-
Forfeited	(21,000,000)	0.0021	(600,000)	-
Outstanding - end of period	769,233,332	0.0060	449,675,799	0.0067
Exercisable at the end of period	366,175,798	0.0067	216,242,922	0.0116

Weighted average fair value of options granted during the period		$2,580,600		$568,300

As of September 30, 2021, and December 31, 2020, the intrinsic value of the stock options was approximately $7,676,290 and $1,366,650, respectively.  Stock option expense for the nine months ended September 30, 2021, and 2020 were $728,270 and $344,665, respectively.

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

The weighted average remaining contractual life of options outstanding, as of September 30, 2021 was as follows:

		Weighted Average
		remaining
		contractual
Exercise prices	Number of options outstanding	life (years)
0.0150	35,000,000	0.90
0.0131	60,000,000	0.35
0.0130	15,000,000	0.47
0.0068	367,000,000	4.27
0.0053	10,000,000	0.87
0.0019	260,233,332	3.30
0.0018	17,000,000	3.67
0.0170	5,000,000	4.88
	769,233,332

Warrants

As of September 30, 2021 and December 31, 2020, there were 183,132,441 and 20,912,852 warrants outstanding, respectively.

The fair value of warrants issued during the nine months ended September 30, 2021 and 2020, were determined using the Black Scholes method with the following assumptions:

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Risk free interest rate	0.40%	-
Stock volatility factor	337%	-
Weighted average expected warrant life	5 years
Expected dividend yield	0%	-

A summary of the Company’s warrant activity and related information follows:

	Nine months ended		Year ended
	September 30, 2021		December 31, 2020

	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding - beginning of period	20,912,852	$0.007	10,000,000	$0.007
Issued	240,000,001	0.037	10,912,852	0.007
Exercised	(77,780,412)	0.007	-	-
Forfeited	-	-	-	-
Outstanding - end of period	183,132,441	0.047	20,912,852	0.007
Exercisable at the end of period	183,132,441	0.047	20,912,852	0.007

Weighted average fair value of warrants granted during the period		$8,720,357		$98,343

Warrant expense for the nine months ended September 30, 2021, and 2020 were $983,571 and zero, respectively.

12.  RELATED PARTIES

Our former Chief Financial Officer is also the President of Bountiful Capital, LLC.  On January 17, 2020, notes payable owed to Bountiful Capital amounting to $240,500 and accrued interest of $19,758 were converted into 2,597 shares of Series G preferred stock. On February 17, 2021, the Company entered into an Unsecured Promissory Note (the “February 17, 2021 Term Note”), in the aggregate principal amount of $840,000, with Bountiful Capital, LLC for gross proceeds of $840,000. The investor is a related party. The note bore interest at a rate of 5% per year and was not convertible into shares of common stock of the Company. Principal and interest under the note were due and payable upon maturity on January 28, 2022, and a prepayment of the note was permitted. On March 4, 2021, the Company paid off the February 17, 2021 Term Note in full in the amount of $840,000. Also on February 17, 2021, the Company entered into an Unsecured Promissory Note (the “February 17, 2021 Refinance Note”) with Bountiful Capital to refinance ten Unsecured Promissory Notes dated between August 3, 2017 and January 3, 2018, with a total principal balance of $683,100 and accrued interest of $113,626.  The February 17, 2021 Refinance Note bears interest of 5% per year and is not convertible into shares of common stock of the Company.  Principal and interest under the note are due and payable upon maturity on August 31, 2021, and a prepayment of the note is permitted. On February 17, 2021, the Company issued Bountiful Capital 25,000,000 shares of common stock in connection with the issuances of the February 17, 2021 Term Note and the February 17, 2021 Refinance Note, which the Company valued at $2,820,000.  We included $2,820,000 in interest expense related to the 25,000,000 shares.  At September 30, 2021 and December 31, 2020, principal on the Bountiful Notes and accrued interest totaled $817,781 and $792,235.

Brad Parscale served on the board of directors of the Company from the acquisition of Parscale Creative on August 1, 2017 until his resignation on December 10, 2019. Mr. Parscale is also the owner of Parscale Strategy, LLC. During the nine months ended September 30, 2021 and 2020, the Company earned zero and $3,640, respectively, in revenue from providing services to Parscale Strategy, and as of September 30, 2021 and December 31, 2020, Parscale Strategy had an outstanding accounts receivable of zero and zero, respectively.

On August 1, 2017, the Company signed a lease with Bureau, Inc., a related party, to provide a workplace for our employees.  Bureau, Inc., is wholly owned by Jill Giles, an employee of the Company.  During the quarter ended September 30, 2021 Jill Giles resigned from her position with Company.   Details on this lease are included in Note 15.

On August 1, 2017, Parscale Digital signed a lease with Parscale Strategy for computer equipment and office furniture.  Parscale Strategy is wholly owned by Brad Parscale.  Details of this lease are included in Note 15.

On March 18, 2021, the Company issued 1,000 shares of its Series H Preferred Stock to the Chief Executive Officer of the Company, Andrew Van Noy. The Series H Preferred Stock is not convertible into shares of the Company's common stock and entitles the holder to 51% of the voting power of the Company’s shareholders, as set forth in the Certificate of Designation. The 1,000 shares of Series H Preferred stock provided for automatic redemption by the Company at the par value of $0.001 per share on the sooner of: 1) sixty days (60) from the effective date of the Certificate of Designation, 2) on the date Andrew Van Noy ceases to serve as an officer, director or consultant of the Company, or 3) on the date that the Company’s shares of common stock first trade on any national securities exchange.  On May 18, 2021, the Company redeemed all shares of Series H Preferred stock. On September 29, 2021, the Company filed a certificate of withdrawal with the Secretary of State of Nevada, to withdraw the Company’s existing certificate of designation of Series H Preferred Stock, filed a certificate of designation for a new series of Series H Preferred Stock with the Secretary of State of Nevada, and issued 1,000 shares of Series H Preferred Stock to Andrew Van Noy, the Company’s chief executive officer, for services rendered. See Note 10.

13.  CONCENTRATIONS

For the nine months ended September 30, 2021 and 2020, the Company had three major customers who represented approximately 48% and 52% of total revenue, respectively.  At September 30, 2021 and December 31, 2020, accounts receivable from three customers, represented approximately 49% and 34% of total accounts receivable, respectively.  The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company has elected the practical expedient to combine lease and non-lease components as a single component. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of September 30, 2021, the company recognized ROU assets of $93,654 and lease liabilities of $93,654.

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

Operating Leases

On August 1, 2017, the Company signed a lease agreement with Bureau Inc., a related party, which commenced on August 1, 2017, for approximately 8,290 square feet, at 321 Sixth Street, San Antonio, TX 78215, for $9,800 per month, plus a pro rata share of the common building expenses.  The lease expires on July 31, 2022.  As of September 30, 2021, it is unclear whether we will attempt to extend this lease beyond the July 31, 2022 expiration date. However, because the lease expiration is greater than twelve months, the lease liability is included on the Balance Sheet as Right-of-use lease.  This lease does not include a residual value guarantee, nor do we expect any material exit costs.  As of January 1, 2019, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. As of September 30, 2021, the ROU asset and liability balances of this lease were $93,654 and $93,654, respectively.

Total operating lease expense for the nine months ended September 30, 2021 and 2020 was $77,895 and $70,511, respectively.  The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location at 6500 Hollister Ave., Goleta, CA, to make monthly payments on past due rent totaling $227,052.  Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250. Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802.  During the quarter ended September 30, 2021, the Company paid off the remainder of the reduced balance $10,500 and recorded a gain on extinguishment of debt of $186,802 per the agreed terms. As of September 30, 2021, and December 31, 2020, the outstanding balance was zero and $12,600, respectively.

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

The following is a schedule of the net book value of the finance lease.

Assets	September 30, 2021	December 31, 2020
Leased equipment under finance lease,	$100,097	$100,097
less accumulated amortization	(100,097)	(84,837)
Net	$-	$15,260

Liabilities	September 30, 2021	December 31, 2020
Obligations under finance lease (current)	$-	$-
Obligations under finance lease (noncurrent)	-	-
Net	$-	$-

Below is a reconciliation of leases to the financial statements.

	ROU Operating Leases	Finance Leases
Leased asset balance	$93,654	$-
Liability balance	93,654	-
Cash flow (non-cash)	-	-
Interest expense	$4,346	$-

The following is a schedule, by years, of future minimum lease payments required under the operating and finance leases.

Year Ending December 31,	ROU Operating Leases	Finance Leases
2021	29,400	-
2022	68,600	-
2023	-	-
Thereafter	-	-
Total	$98,000	$-
Less imputed interest	(4,346)	-
Total liability	$93,654	$-

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Operating Leases	10 months	10%
Finance Leases	0 months	10%

(1)This discount rate is consistent with our borrowing rates from various lenders.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time the Company considers to be material to the Company’s business or financial condition.

15.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2021, there were the following non-cash activities.

-Certain lenders converted a total of $183,131 of principal, interest and fees, into 18,313,074 common shares.

-The values of the ROU operating leases assets and liabilities each declined $77,895, netting to zero on the statement of cash flows.

-The holders of 10,000 shares of Series A Preferred stock converted all shares into 100,000,000 shares of common stock in the amount of $100,000.

-The holders of 3,979 shares of Series D Preferred stock converted into 9,947,500 shares of common stock in the amount of $9,948.

-The holders of 12,442,467 stock options exercised their options into 10,582,627 shares of common stock in the amount of $10,583.

-The holders of 19,923,269 warrants exercised their warrants into 17,313,025 shares of common stock in the amount of $17,314.

During the nine months ended September 30, 2020, there were the following non-cash activities.

-Certain lenders converted a total of $291,940 of principal, interest and fees, into 226,300,034 common shares. As a result of these conversions, we recorded a reduction to the derivative liability of $339,105.

-The values of the ROU operating leases assets and liabilities each declined $70,511, netting to zero on the statement of cash flows.

-Recorded an initial derivative discount for notes that became convertible during the period, in the amount of $127,273.

-A related party lender exchanged $259,698 of principal and interest for 2,597 shares of Series G Preferred Stock.

16.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined that the following subsequent events are reportable.

-On October 7, 2021, Gregory Boden resigned as Chief Financial Officer and Director of the Company.  The Company amended the four outstanding stock option agreements with Mr. Boden to include the following four changes: 1) the vesting of all outstanding stock options was accelerated, 2) the expiration date was extended to be seven years from the date of his resignation, 3) any exercises require 61 days notification, and 4) he can hold no more than 5% of the outstanding shares of common stock at any given time.  Prior to the accelerated vesting, Mr. Boden had 56,278,539 vested stock options, and as of October 7, 2021, the date of the amendment, his vested stock options totaled 115,000,000.

-On October 7, 2021 Isabel Gongora was appointed the Chief Financial Officer of the Company.

-On October 7, 2021 Richard Berliner was appointed to serve on the Company’s Board of Directors.

-On October 26, 2021 a warrant holder exercised their right to purchase 20,428,572 shares of common stock at an exercise price of $0.0454.

-On October 26, 2021 Rosie O’Meara was appointed to serve on the Company’s Board of Directors.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ABOUT US-

AiAdvertising was established with a single goal in mind: To disrupt the digital advertising world by creating a unified solution that harnesses the power of Artificial Intelligence & Machine Learning to eliminate the risk and human guesswork that is commonplace in campaigns today, by predicting what will work in order to maximize results.

AiAdvertising is an innovative technology company which has developed a proprietary advertising software platform powered by machine learning and artificial intelligence (AI). The unified platform allows marketers to leverage machine learning and AI technology to develop, manage, and implement digital advertising campaigns more effectively. Services of the platform include: the automation of persona development, the ability to dynamically render and predict creative assets, automating look-a-like audience curation, omni-channel activation, and real-time performance management. The platform is currently being sold as a SaaS solution.

OUR MISSION-

Is to partner with marketers who are looking to challenge the “status quo” and empower them with a unified solution that pushes the boundary of innovation, to eliminate wasted spend, replace human guesswork with AI-enabled predictions to provide accountability and transparency to their marketing budget.

What is AI (Artificial Intelligence)?

AI is computer science field that enables computer software to perform human-like intelligence tasks, like speech recognition, image recognition, reasoning, decision making, and learning. AI learns through observation and interaction with the world. It learns, for example, by observing humans interact with objects and people, by observing the objects themselves, and by interacting with humans.

AI isn't magic; it's math. Very advanced math that can help machines perform well-defined intelligence tasks better than humans. AI powers everything from self-driving cars to Amazon recommendations to image recognition that tags your friends on Facebook.

AI is an umbrella term. It encompasses many different subfields and technologies, including neural networks, natural language processing (NLP), natural language generation (NLG), and deep learning.

Machine learning is one of these subfields.

What is machine learning?

Machine learning is AI where the computer software is tasked with learning without being explicitly programmed. An AI system that uses machine learning is not always explicitly programmed with the rules of how to learn. Instead, it is allowed to learn through a combination of instruction from humans and experimentation on its own.

Over time, an AI system using machine learning can get better at the task it was built to do. It can even find its own approaches to completing a task that humans never taught it or intended it to learn. This is why there is so much excitement around AI that uses machine learning:

Unlike traditional software, which has to be manually updated by programmers, AI with machine learning can get smarter on its own. It can improve its performance on tasks over time, which unlocks powerful results for individuals and companies.

What is the difference between AI and machine learning?

Machine learning is always a type of AI, but AI is not always machine learning. The difference lies in the ability of an AI system to get smarter on its own. If AI can teach itself without explicit human training and get better over time, then it's true machine learning. If it can't, then some may still call it artificial intelligence, but it's more like intelligent automation with a narrow application. It can still solve problems that require human intelligence.

The AIAD Platform Description: How it Works

The AIAD Platform harnesses the power of machine learning and artificial intelligence to eliminate guesswork, predict what works, and prove advertising's impact on financial results.

The comprehensive advertising software activates data to predict winning creative and generates unprecedented personalization, conversion, and growth.

The AIAD Platform Features

1.Alignment - AiAdvertising starts with the end in mind and uses a comprehensive discovery process to outline goals and KPIs to connect them to revenue targets. By aligning on the desired outcomes, the AIAD Platform renders marketing and content calendars built upon the defined goals and objectives.

2.Insights - AI Data Services inventories and aggregates disparate data into a unified data warehouse where it is cleaned, organized, and tagged. Persona Creation & Automation activates the data by revealing patterns, signals, and insights drawing commonalities between points and grouping them into personas with unique engagement predictors using psychographic models to identify motivations, behaviors, influences, and interests. The models are leveraged to find new incremental audiences.

3.Activate - Predictive & Dynamic Creative scores existing creative and intelligently predicts hyper-personalized creative that wins matching the most relevant images, tags, headlines, and messages to the right audience. The AiAdvertising Creative Lab brings these insights to life by generating multiple variations of creative assets for activation. Optimized Omni-Channel Activation turns data and creative into actionable implementation by reaching micro-targeted audiences on their preferred channel with messages that resonate.

4.Decisions - The Full Funnel to Financial Results dashboard connects marketing strategies to financial results. The AIAD Platform continuously monitors and validates each campaign's impact and provides recommendations to maximize their effectiveness. Leveraging machine learning, it provides ongoing analysis and optimization of behavioral profiles, creative, audience segments, and media activation. The AIAD Platform empowers marketers to know what works, what doesn't, what's next, and why so they can make the most informed decisions.

The Market Opportunity

According to Marketing AI Institute:

•McKinsey Global Institute estimates up to a $5.9 trillion annual impact of AI and other analytics on marketing and sales.

•PwC sees a truly global effect from AI, with an estimated 14 percent lift in global GDP possible by 2030, a total contribution of $15.7 trillion to the world economy, thanks to both increased productivity and increased consumption.

•In 2021 alone, Gartner projects AI augmentation will create $2.9 trillion of business value, and 6.2 billion hours of worker productivity globally.

•IDC states that efficiencies driven by AI in CRM could increase global revenues by $1.1 trillion this year, and ultimately lead to more than 800,000 net-new jobs, surpassing those lost to automation.

•The COVID-19 pandemic has accelerated AI-powered digital transformation across businesses. Additional research from McKinsey cites that 25 percent of almost 2,400 business leaders surveyed said they increased AI adoption due to the pandemic.

Google’s recent announcement that it will restrict the use of third-party cookies is very close to a declaration of war against many ad-tech companies and major advertisers. "Today, we're making explicit that once third-party cookies are phased out, we will not build alternate identifiers to track individuals as they browse across the web, nor will we use them in our products," said David Temkin, Google's director of product management, ads privacy, and trust.

Ad-targeting companies such as Criteo, The Trade Desk and Magnite rely on so-called third-party browser cookies for their data gathering and organization efforts, particularly when ad campaigns are shaped around the specific browsing behavior of specific web users. Google’s announcement that third-party cookies are going away someday soon was very bad news for the ad-targeting industry. Further, Google took the next step of promising to make it harder to replace cookies with alternative user-tracking technologies.

This is cause for enormous concern within the advertising industry. The Cookie Apocalypse coming in 2022 could wipe out 85% of the digital market according to Data Science Analyst, Roger Kamena. Any data or ad-tech company that captures any information on unidentified users through a data management platform (DMP) is going to be in trouble.

AiAdvertising Inc. believes that our AIAD platform will deliver a solution that will overcome this problem caused by Google while still ensuring the privacy of users. “Why? Simply because our AIAD platform does not rely on the use of browser cookies.

Instead, our platform uses AI to manage “personas” which will now become more important than ever for targeting purposes. Cookies are dead. Also, our use of personas will overcome another challenge for the ad targeting industry created by Apple as soon as it releases its next operating system that will ask users to opt in to share their location on every mobile app. As a result, location data will decrease significantly to the point where it won't be scalable.

The AiAdvertising approach is unique, and we believe that it will be disruptive in the ad targeting and ad buying process. Not only will our AI-driven platform overcome the new challenges posed by the actions of big players, such as Google and Apple, but it will ensure user privacy and lead to lower advertising costs.

Future Revenue

Due to the nature of how we have built our platform, we anticipate our future revenue mix to come from 1). Client onboarding fees, 2). recurring SaaS (software as a service) fees for use of the platform and 3). Advertising fees that will run through the platform. We anticipate starting to see this revenue  transition in Q4 of 2021, and for the total transition to our SaaS revenue model to be complete in 18-24 months.

We believe that the drastic change from professional service revenue to SaaS revenue will increase the value of our company and its stock.

Government Regulation

Currently, the United States does not have federal data privacy regulation mandated. However, as the European Union has adopted the General Data Protection Regulation (GDPR), it has caused many global companies to become compliant in fear of losing business. As a practice, many US businesses have started to adopt GDPR compliance protocols in anticipation for future US data privacy regulations.

Additionally, certain states such as California, have passed legislation at the state level (Consumer Privacy Rights Act or CPRA), which will put great restrictions on data privacy at a state level. These legislative changes plays into companies such as Google and Apple in making the massive changes to their platforms as was described in the previous section.

The AiAdvertising platform was built to not be reliant on personally identifiable information and data privacy protections have been built into the platform from the beginning, which will give the Company and our platform a strategic advantage to our competitors in the industry who were previously dependent on such data.

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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of September 30, 2021 and December 31, 2020, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Management reviewed accounting pronouncements issued during the quarter ended September 30, 2021, and no pronouncements were adopted during the period.

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

Results of Operations for the Three months Ended September 30, 2021, compared to the Three months Ended September 30, 2020.

REVENUE

Total revenue for the three months ended September 30, 2021 decreased by $544,879 to $1,779,848, compared to $2,324,727 for the three months ended September 30, 2020.  The decrease was primarily due to a reduction of digital marketing services from a primary client and discontinued operations of the hosting revenue stream.

COST OF REVENUE

Cost of revenue for the three months ended September 30, 2021 decreased by $273,431 to $1,381,612, compared to $1,655,043 for the three months ended September 30, 2020.  The decrease was primarily due to the decrease in digital marketing ad costs and discontinued operations.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the three months ended September 30, 2021 decreased by $224,683 to $377,101, compared to $601,784 for the three months ended September 30, 2020.  The decrease was primarily due to subsequent credit adjustment to legal expense related to common stock offering and partially offset by increases in salary expense, payments to contractors and professional services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the three months ended September 30, 2021 increased by $332,016 to $711,261 compared to $379,245 for the three months ended September 30, 2020.  The increase was primarily due to an increase in advertising, cloud-based tools, recruiting fees and insurance expenses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended September 30, 2021 decreased by $22,101 to $9,801 compared to $31,902 for the three months ended September 30, 2020.  The decrease was primarily due to the impairment of goodwill and intangible assets, as of December 31, 2020, which eliminated additional amortization of intangible assets in the current period.

OTHER INCOME AND EXPENSE

Total other income and expense for the three months ended September 30, 2021 increased by $1,192,704 to net other income of $1,117,876 compared to net other expense of $74,828 for the three months ended September 30, 2020.  The increase in net other income was primarily due to the gain on settlement of debt, partially offset by decrease in finance charges and compensation expense related to the issuance of shares of common stock to a related party.

NET INCOME/(LOSS)

The net income for the three months ended September 30, 2021 was $419,868, which includes net income from discontinued operations of $1,919 compared to the net loss of $373,842 for the three months ended September 30, 2020, which includes net income from discontinued operations of $44,233.  The increase in net income for the period is primarily due to a subsequent credit adjustment to legal and interest expense related to common stock offering, partially offset by increase in salaries and SG&A expenses, decrease in third-party revenue and amortization.

Results of Operations for the Nine months Ended September 30, 2021, compared to the Nine months Ended September 30, 2020.

REVENUE

Total revenue for the nine months ended September 30, 2021 decreased by $2,435,213 to $5,327,648, compared to $7,762,861 for the nine months ended September 30, 2020.  The decrease was primarily due to a reduction of digital marketing services from a primary client and discontinued operations of the hosting revenue stream.

COST OF REVENUE

Cost of revenue for the nine months ended September 30, 2021 decreased by $2,014,423 to $3,660,895, compared to $5,675,318 for the nine months ended September 30, 2020.  The decrease was primarily due to the decrease in digital marketing ad costs and discontinued operations.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the nine months ended September 30, 2021 increased by $1,036,974 to $2,503,342, compared to $1,466,368 for the nine months ended September 30, 2020.  The increase was primarily due to increases in salary expense, payments to contractors and professional services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the nine months ended September 30, 2021 increased by $1,776,943 to $3,056,191 compared to $1,279,248 for the nine months ended September 30, 2020.  The increase was primarily due to an increase in warrant and stock option expense.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the nine months ended September 30, 2021 decreased by $63,390 to $32,170 compared to $95,560 for the nine months ended September 30, 2020.  The decrease was primarily due to the impairment of goodwill and intangible assets, as of December 31, 2020, which eliminated additional amortization of intangible assets in the current period.

OTHER INCOME AND EXPENSE

Total other expense for the nine months ended September 30, 2021 increased by $2,314,396 to net other expense of $2,646,237 compared to net other income of $331,841 for the nine months ended September 30, 2020.  The increase in net other expense was primarily due to an increase in finance charges and compensation expense related to the issuance of shares of common stock to a related party, partially offset by the sale of the hosting revenue stream.

NET LOSS

The net loss for the nine months ended September 30, 2021 was $6,497,573, compared to the net loss of $925,047 for the nine months ended September 30, 2020.  The increase in net loss for the period was primarily due to an increase in warrant and stock option expenses, increase in finance charges and SG&A expenses and decrease in third party revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital surplus (i.e. the difference between current assets and current liabilities) of $2,268,407 at September 30, 2021 compared to a net working capital deficit of ($4,784,105) at fiscal year ended December 31, 2020.

Cash flow used in operating activities was $3,324,136 for the nine months ended September 30, 2021, compared to cash flow used in operating activities of $1,302,285 for the nine months ended September 30, 2020.  The increase in cash flow used in operating activities of $2,021,851 was primarily due to an increase in net loss, partially offset by finance charges and warrant and stock option expenses.

Cash flow provided by investing activities was $151,504 for the nine months ended September 30, 2021, compared to cash flow used in investing activities of 5,252 for the nine months ended September 30, 2020.  The increase in cash flow provided by investing activities of $156,756 was primarily due to the sales of hosting revenue stream, partially offset by purchase of computers, printer, and videography equipment.

Cash flow provided by financing activities was $7,752,888 for the nine months ended September 30, 2021, compared to cash flow provided by financing activities of $565,573 for the nine months ended September 30, 2020.  The increase in cash flow provided by financing activities of $7,187,315 was due to sale of our common stock, partially offset by debt repayments.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2021, the Company had short-term borrowing relationships with two lenders. During the current period, one lender provides short-term financing under a stock purchase arrangement disclosed in footnote 10. The Company does not have any long-term sources of liquidity. As of September 30, 2021, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

The Company has negative monthly cash flows from operations of approximately $500,000. The Company’s current cash is sufficient to sustain the Company’s operations for approximately 18 months without additional borrowings. To satisfy cash needs, the Company relies on various borrowing mechanisms to fund operations and service debt, as discussed above. We believe that, through our borrowing arrangements, we will have 18 months of cash available.

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

Based on that evaluation, our management concluded that, due to material adjusting entries related to stock issuances, as of September 30, 2021, our disclosure controls and procedures were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS

(a)Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification*
31.2	Section 302 Certification*
32.1	Section 906 Certification**
32.2	Section 906 Certification**
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.*
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.*

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIADVERTISING, INC.
(Registrant)

Dated: November 15, 2021	By:	/s/ Andrew Van Noy
Andrew Van Noy Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ Isabel Gongora
Isabel Gongora Chief Financial Officer (Principal Financial and Accounting Officer)