Form 10-K
period 2021-12-31
AiAdvertising, Inc.
filed 2022-04-14
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

December 31, 2021

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

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $20,860,568 as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by OTC Pink).

There were 1,110,856,518 shares outstanding of the registrant’s common stock as of April 14, 2022.

PART I

ITEM 1. BUSINESS

General

ABOUT US-

AiAdvertising’s primary focus is to disrupt the digital advertising world by offering a solution that harnesses the power of artificial intelligence (AI) to enable marketers to increase productivity, efficiency and performance.

OUR MISSION-

Is to partner with marketers who are looking to challenge the “status quo” and empower them with a unified solution to eliminate wasted spend, replace human guesswork with AI-enabled predictions to provide accountability and provide transparency to their marketing budget.

OURSOLUTION-

Our proprietary software empowers marketers by intelligently automating data- driven, repetitive tasks, and improving their ability to     make predictions at scale.

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

Unlike traditional software, which has to be manually updated by programmers, AI with machine learning can become smarter on its own. It can improve its performance on tasks over time, which can create powerful results for individuals and companies.

What is the difference between AI and machine learning?

Machine learning is always a type of AI, but AI is not always machine learning. The difference lies in the ability of an AI system to become smarter on its own. If AI can teach itself without explicit human training and get better over time, then it's true machine learning. If it can't, then some may still call it artificial intelligence, but it's more like intelligent automation with a narrow application. It can still solve problems that require human intelligence.

The AIAD Platform Features

Our software platform harnesses the power of machine learning and artificial intelligence to eliminate guesswork, predict what works, and prove advertising's impact on financial results. Key features of our platform include:

Alignment - We start with the end in mind and use a comprehensive discovery process to outline goals and key performance indicators (KPIs) to connect them to revenue targets. By aligning on the desired outcomes, our platform renders marketing and content calendars built upon the defined goals and objectives.

Insights - AI Data Services inventories and aggregates data from all of a client’s tools, such as customer relationship management (CRM), sales, marketing, accounting, and customer service tools into a unified data warehouse where it is cleaned, organized, and tagged. This allows the artificial intelligence in our platform to segment customers and prospective customers by revealing patterns, signals, and insights to draw commonalities between points and grouping them into personas (fictional characters used to represent larger groups that share similarities).  Once these audiences are segmented, we use unique engagement predictors leveraging psychographic models to identify motivations, behaviors, influences, and interests. These insights inform the type of creative assets these audience segments will most likely respond to. The models are leveraged to find new incremental audiences.

Activate – Our AI platform scores our clients’ existing creative assets and intelligently recommends enhancements to optimize performance. Our AI leverages the audience personas of who will see the ads to accurately personalize and predict more successful creative assets. This predictive engine allows clients to know the likelihood that their ad will resonate with their audiences before placing the ad. Our AI can then dynamically create hundreds or thousands of variations of highly targeted ads based on what our AI knows about the specific audience personas. Combined with our software, our teams then help our clients place these ads through the channels that will produce the highest results.

Decisions – The AiAd dashboard aggregates data from all marketing channels to connect marketing strategies to financial results. Our platform continuously monitors and validates each campaign's impact and provides recommendations to maximize their effectiveness. Leveraging machine learning, it provides ongoing analysis and optimization of behavioral profiles, creative, audience segments, and media activation. Our platform empowers marketers to know what works, what doesn't, what's next, and why so they can make the most informed decisions.

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

We believe Google’s recent announcement that it will restrict the use of third-party cookies is very close to a declaration of war against many ad-tech companies and major advertisers. "Today, we're making explicit that once third-party cookies are phased out, we will not build alternate identifiers to track individuals as they browse across the web, nor will we use them in our products," said David Temkin, Google's director of product management, ads privacy, and trust.

Ad-targeting companies such as Criteo, The Trade Desk and Magnite rely on so-called third-party browser cookies for their data gathering and organization efforts, particularly when ad campaigns are shaped around the specific browsing behavior of specific web users. Thus, we believe Google’s announcement that third-party cookies are going away someday soon was very bad news for the ad-targeting industry. Further, Google took the next step of promising to make it harder to replace cookies with alternative user-tracking technologies.

This is cause for enormous concern within the advertising industry. The Cookie Apocalypse coming in 2022 could wipe out 85% of the digital market according to Data Science Analyst, Roger Kamena. Any data or ad-tech company that captures any information on unidentified users through a data management platform (DMP) will be affected.

We believe that our AIAD platform will deliver a solution that will overcome this problem caused by Google while still ensuring the privacy of users, because our AIAD platform does not rely on the use of browser cookies.

Instead, our platform uses AI to manage “personas” which we believe will now become more important than ever for targeting purposes. Cookies are dead. Also, our use of personas will overcome another challenge for the ad targeting industry created by Apple as soon as it releases its next operating system that will ask users to opt in to share their location on every mobile app. As a result, location data will decrease significantly to the point where it won't be scalable.

A persona is a proxy for a brand’s target audience. A proxy represents someone who has the same interests, priorities and concerns as the brand’s buyers. Within the brand’s target market, there are several ideal customer profiles, and each ideal customer profile could have a multiple number of personas. Developing these personas is based on extensive research and requires the use of artificial intelligence and machine learning tools.

We believe the AiAdvertising approach is unique, and that it will be disruptive in the ad targeting and ad buying process. Not only will our AI-driven platform overcome the new challenges posed by the actions of big players, such as Google and Apple, but it will ensure user privacy and lead to lower advertising costs.

Past Revenue Model

Historically, we charged a fixed or variable implementation fee to design, build and execute on digital marketing campaigns. These campaigns or custom solutions consisted of professional services fees as well as mark up on media spend. Our professional services were billed at hourly or monthly rates, depending on the customer’s needs.

Future Revenue

Beginning in Q4 of 2021, we pivoted the focus of our business to a software licensing and delivery model, whereby our software is centrally hosted and licensed on a monthly subscription basis. We charge a flat percentage of clients’ monthly ad spend budget for software license fees, and a flat percentage of their monthly ad spend budget for media activation and placement. We believe this provides greater transparency to the client as well as makes the Company’s revenue more consistent and predictable. We believe this shift towards SaaS recurring revenue can potentially be highly valuable to the Company and its shareholders.

Sales and Marketing

To achieve the objective of disrupting the digital advertising world by offering a solution that harnesses the power of artificial intelligence , we have assembled a team of experts working collectively for the best interest of our customers.

During the client sales process, our team delivers demonstrations, presentations, proposals and contracts.  Many new customers have been retained through email marketing, direct sales, and word-of-mouth referrals. Our direct sales efforts are aimed at Chief Marketing Officers, senior marketing and information technology (IT) executives within Consumer, B2B and political organizations who are looking to create or expand their digital operations.  Word-of-mouth referrals have been very valuable to us and we intend to continue nurturing our customer and industry relationships to maximize these referrals.

In addition to our direct sales efforts and referrals, we have established and continue to explore channel partnerships to expand our customer base.  Prospective channel partners include existing technology companies, hosting providers, enterprise resource planning (or ERP) vendors, and e-commerce marketing professionals.

Competition

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

Many of our competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services or other resources and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, for example by offering a SaaS-based product that competes with our on-premises products or our SaaS product, AiAd Platform, or devote greater resources to the development, promotion and sale of their products than us. Moreover, many of these competitors are bundling their analytics products into larger deals or maintenance renewals, often at significant discounts. Increased competition may lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition will be harmed if we fail to meet these competitive pressures.

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

Employees

As of March 14, 2022 we had 50 full time employees, 7 of whom are employed in administrative positions, 16 in sales and marketing positions, and 27 in technical positions.  19 employees were in Texas, 2 in Utah, 2 in New Jersey, 2 in New York, 14 in Arizona, 1 in Ohio, 2 in Virginia, 2 in California, 1 in Pennsylvania, 1 North Carolina, 1 Colorado, and 3 in Georgia.

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

Trademarks

We have registered trademarks for AiAdvertising®.

Company History

The Company, based in San Antonio, Texas, was incorporated in Nevada on January 22, 2002. The Company was formerly known as CloudCommerce, Inc., Warp 9, Inc., Roaming Messenger, Inc., and Latinocare Management Corporation. On July 9, 2015, we changed the name of the Company from Warp 9, Inc. to CloudCommerce, Inc. to reflect a new plan of strategically acquiring profitable data driven marketing solutions providers with strong management teams.  Effective August 5, 2021, the Company changed its name to AiAdvertising, Inc.

The Company has six subsidiaries, CLWD Operations, Inc. (formerly Indaba Group, Inc.), Parscale Digital, Inc., which merged with Parscale Creative, Inc., as a result of an acquisition dated August 1, 2017, WebTegrity, LLC (“WebTegrity”), which was acquired November 15, 2017, Data Propria, Inc., which the Company launched February 1, 2018, Giles Design Bureau, Inc., which spun out from Parscale Digital in May, 2018, and aiAdvertising, Inc., which was formed January 14, 2021.  References in this report to the “Company,” “AiAdvertising,” “we,” “us”, or “our” include AiAdvertising, Inc. and its subsidiaries, unless otherwise indicated.

ITEM 1A.  RISK FACTORS

An investment in our securities involves a high degree of risk. An investor should carefully consider the risks described below, together with all of the other information included in this annual report, before making an investment decision. Our business, financial condition or results of operations could suffer as a result of these risks. In that case, the market value of our securities could decline, and an investor may lose all or part of his or her investment.

RISKS RELATED TO OUR BUSINESS

Issues in the use of AI in our offerings may result in reputational harm or liability.

As with many disruptive innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Inappropriate or controversial data practices by us or others could impair the acceptance of AI solutions. These deficiencies could undermine the decisions, predictions, or analysis AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.

We are subject to payment-related risks if customers dispute or do not pay their invoices, and any decreases or significant delays in payments could have a material adverse effect on our business, results of operations and financial condition. These risks may be heightened as a result of the COVID-19 pandemic and resulting economic downturn.

We may become involved in disputes with our customers over the operation of our platform, the terms of our agreements or our billings for purchases made by them through our platform. In the past, certain customers have sought to slow their payments to us or been forced into filing for bankruptcy protection, resulting in delay or cancelation of their pending payments to us. These challenges have been exacerbated by the COVID-19 pandemic and resulting economic impact, and a number of our customers are experiencing financial difficulties and liquidity constraints. In certain cases, customers have been unable to timely make payments, and we have suffered losses. Certain of our contracts with marketing agencies state that if their customer does not pay the agency, the agency is not liable to us, and we must seek payment solely from their customer, a type of arrangement called sequential liability. Contracting with these agencies, which in some cases have or may develop higher-risk credit profiles, may subject us to greater credit risk than if we were to contract directly with the customer.

If we are unable to collect customers’ fees on a timely basis or at all, we could incur write-offs for bad debt, which could have a material adverse effect on our results of operations for the periods in which the write-offs occur. In the future, bad debt may exceed reserves for such contingencies, and our bad debt exposure may increase over time. Any increase in write-offs for bad debt could have a materially negative effect on our business, financial condition and operating results. Even if we are not paid by our customers on time or at all, we may still be obligated to pay for the inventory we have purchased for our customers’ marketing campaigns, and consequently, our results of operations and financial condition would be adversely impacted.

The reliability of some of our product solutions is dependent on data and software from third-parties and the integrity and quality of that data and software.

Some of the data and software that we use is licensed from third-party data suppliers, and we are dependent upon our ability to obtain necessary data licenses on commercially reasonable terms. We could suffer material adverse consequences if our data suppliers were to withhold their data from us. For example, data suppliers could withhold their data from us if there is a competitive reason to do so; if we breach our contract with a supplier; if they are acquired by one of our competitors; if legislation is passed restricting the use or dissemination of the data they provide; or if judicial interpretations are issued restricting use of such data. Additionally, we could terminate relationships with our data suppliers if they fail to adhere to our data quality standards. If a substantial number of data suppliers were to withdraw or withhold their data from us, or if we sever ties with our data suppliers based on their inability to meet our data standards, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenues.

The reliability of our solutions depends upon the integrity and quality of the data provided us by our clients and that which we can license from third party providers. A failure in the integrity or a reduction in the quality of our data could cause a loss of customer confidence in our solutions, resulting in harm to our brand, loss of revenue and exposure to legal claims. We may experience an increase in risks to the integrity of our database and quality of our data as we move toward real-time, non-identifiable, consumer- powered data through our products. We must continue to invest in our database to improve and maintain the quality, timeliness and coverage of the data if we are to maintain our competitive position. Failure to do so could result in a material adverse effect on our business, growth and revenue prospects.

Our business practices with respect to data and consumer protection could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy, data protection and consumer protection.

Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect. We strive to comply with all applicable laws, regulations, self-regulatory requirements and legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot assure you that our practices have complied, comply, or will comply fully with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with federal, state or international laws or regulations, including laws and regulations regulating privacy, data security, marketing communications or consumer protection, or other policies, self-regulatory requirements or legal obligations could result in harm to our reputation, a loss in business, and proceedings or actions against us by governmental entities, consumers, retailers or others. We may also be contractually liable to indemnify and hold harmless performance marketing networks or other third parties from the costs or consequences of noncompliance with any laws, regulations, self-regulatory requirements or other legal obligations relating to privacy, data protection and consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Any such proceeding or action, and any related indemnification obligation, could hurt our reputation, force us to incur significant expenses in defense of these proceedings, distract our management, increase our costs of doing business and cause consumers and retailers to decrease their use of our marketplace, and may result in the imposition of monetary liability. Furthermore, the costs of compliance with, and other burdens imposed by, the data and privacy laws, regulations, standards and policies that are applicable to the businesses of our clients may limit the use and adoption of, and reduce the overall demand for, our products.

A significant breach of the confidentiality of the information we hold or of the security of our or our customers’, suppliers’, or other partners’ computer systems could be detrimental to our business, reputation and results of operations. Our business requires the storage, transmission and utilization of data. Although we have security and associated procedures, our databases may be subject to unauthorized access by third parties. Such third parties could attempt to gain entry to our systems for the purpose of stealing data or disrupting the systems. We believe we have taken appropriate measures to protect our systems from intrusion, but we cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities in our systems and attempts to exploit those vulnerabilities, physical system or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting our systems and the information we possess. Furthermore, we face increasing cyber security risks as we receive and collect data from new sources, and as we and our customers continue to develop and operate in cloud-based information technology environments. In the event that our protection efforts are unsuccessful, and we experience an unauthorized disclosure of confidential information or the security of such information or our systems are compromised, we could suffer substantial harm. Any breach could result in one or more third parties obtaining unauthorized access to our customers’ data or our data, including personally identifiable information, intellectual property and other confidential business information. Such a security breach could result in operational disruptions that impair our ability to meet our clients’ requirements, which could result in decreased revenues. Also, whether there is an actual or a perceived breach of our security, our reputation could suffer irreparable harm, causing our current and prospective clients to reject our products and services in the future and deterring data suppliers from supplying us data. Further, we could be forced to expend significant resources in response to a security breach, including repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies, and litigating and resolving legal claims, all of which could divert the attention of our management and key personnel away from our business operations. In any event, a significant security breach could materially harm our business, financial condition and operating results.

Significant system disruptions, loss of data center capacity or interruption of telecommunication links could adversely affect our business and results of operations.

Our product platform is hosted and managed on Microsoft Azure Cloud servers and takes full advantage of open standards for processing, storage, security and big data technology. Significant system disruptions, loss of data center capacity or interruption of telecommunication links could adversely affect our business, results of operations and financial condition. Our business is heavily dependent upon highly complex data processing capability. The ability of our platform hosts and managers to protect these data centers against damage or interruption from fire, flood, tornadoes, power loss, telecommunications or equipment failure or other disasters is beyond our control and is critical to our ability to succeed.

We need to protect our intellectual property or our operating results may suffer.

Third parties may infringe our intellectual property and we may suffer competitive injury or expend significant resources enforcing our rights. As our business is focused on data-driven results and analytics, we rely heavily on proprietary information technology. Our proprietary portfolio consists of various intellectual property including source code, trade secrets, and know-how. The extent to which such rights can be protected is substantially based on federal, state and common law rights as well as contractual restrictions. The steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others. If we do not enforce our intellectual property rights vigorously and successfully, our competitive position may suffer which could harm our operating results.

We could incur substantial costs and disruption to our business as a result of any claim of infringement of another party’s intellectual property rights, which could harm our business and operating results.

From time to time, third parties may claim that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case-by-case basis. Any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation, which could divert the attention of our management and key personnel away from our business operations. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which might not be available under acceptable terms or at all, or could subject us to significant damages or to an injunction against development and sale of certain of our products or services.

We may be unable to maintain a competitive technology advantage in the future.

Our ability to generate revenues is substantially based upon our proprietary intellectual property that we own and protect through trade secrets and agreements with our employees to maintain ownership of any improvements to our intellectual property. Our ability to generate revenues now and in the future is based upon maintaining a competitive technology advantage over our competition. We can provide no assurances that we will be able to maintain a competitive technology advantage in the future over our competitors, many of whom have significantly more experience, more extensive infrastructure and are better capitalized than us.

We may not be able to integrate, maintain and enhance our advertising solutions to keep pace with technological and market developments.

The market for digital advertising solutions is characterized by rapid technological change, evolving industry standards and frequent introductions of new products and services. To keep pace with technological developments, satisfy increasing publisher and advertiser requirements, maintain the attractiveness and competitiveness of our advertising solutions and ensure compatibility with evolving industry standards and protocols, we will need to anticipate and respond to varying product lifecycles, regularly enhance our current advertising solutions and develop and introduce new solutions and functionality on a timely basis. This requires significant investment of financial and other resources. For example, we will need to invest significant resources into expanding and developing our platforms in order to maintain a comprehensive solution. Ad technology platforms and other technological developments may displace us or introduce an additional intermediate layer between us and our customers and digital media properties that could impair our relationships with those customers.

If we default on our credit obligations, our operations may be interrupted and our business and financial results could be adversely affected.

Vendors extend us credit terms for the purchase of advertising inventory. We currently have outstanding payables to existing vendors. If we are unable to pay our publishers in a timely fashion, they may elect to no longer sell us inventory to provide for sale to advertisers. Also, it may be necessary for us to incur additional indebtedness to maintain operations of the Company. If we default on our credit obligations, our lenders and debt financing holders may, among other things:

•require repayment of any outstanding obligations or amounts drawn on our credit facilities;

•terminate our credit;

•stop delivery of ordered equipment;

•discontinue our ability to acquire inventory that is sold to advertisers;

•require us to accrue interest at higher rates; or

•require us to pay significant damages.

If some or all of these events were to occur, our operations may be interrupted and our ability to fund our operations or obligations, as well as our business, financial results, and financial condition, could be adversely affected.

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

We have a history of losses and expect to continue to incur losses.

We have experienced net losses and negative cash flows from operating activities, and we expect such losses and negative cash flows to continue in the foreseeable future.   For the years ended December 31, 2021 and 2020, we incurred net losses of $8,482,771 and $1,270,650, respectively. We may never achieve profitability.

We have a limited operating history, which may make it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a relatively short operating history and have been delivering AIAD PLATFORM solutions, our proprietary audience-driven business intelligence solution, since January 2018, and are now in the process of building AIAD PLATFORM into a SaaS (software-as-a-service) solution. As a result, it may be difficult to evaluate in an investment in our stock. Furthermore, we operate in an industry that is characterized by rapid technological innovation, intense competition, changing customer needs and frequent introduction of new products, technologies and services. We have encountered, and we will continue to encounter, risks and uncertainties frequently experienced by companies in evolving industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the market, or we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

Our future success will depend in large part on our ability to, among other things:

●	market acceptance of our current and future products and services;

●	improve the performance and capabilities of our products;

●	manage the full automation of our AIAD PLATFORM solution;

●	compete with other companies, custom development efforts and open source initiatives that are currently in, or may in the future enter, the market for our products;

●	technology and data center infrastructure, enhancements to cloud architecture, improved disaster recovery protection, increasing data security, compliance and operations expenses;

●	data center costs as customers increase the amount of data that is available to our platform and the number of users on our platform;

●	the amount and timing of operating expenses, particularly sales and marketing expenses, related to the maintenance and expansion of our business, operations and infrastructure;

●	write-downs, impairment charges or unforeseen liabilities in connection with intangible assets or acquisitions;

●	our ability to successfully manage any acquisitions; and

●	general economic and political conditions in our domestic and international markets

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

Growth in our revenues and profitability depends in part on our ability to complete more and larger enterprise sales transactions. These larger transactions may involve significant customer negotiation. Enterprise customers may undertake a significant evaluation process, which can last from several months to a year or longer. For example, in recent periods, excluding renewals, our transactions over $100,000 have generally taken over three months to close. Any individual transaction may take substantially longer than three months to close. If our sales cycle were to lengthen in this manner, events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and results of operations. We will spend substantial time, effort and money on enterprise sales efforts without any assurance that our efforts will produce any sales.

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

Our new products or product enhancements, such as our AiAd Platform, and changes to our existing software could fail to attain sufficient market acceptance for many reasons, including:

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

We may in the future experience performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions or capacity constraints due to a number of potential causes including technical failures, cyber-attacks, security vulnerabilities, natural disasters or fraud. If our security is compromised, our website is unavailable or our users are unable to access our software within a reasonable amount of time or at all, our business could be negatively affected. Moreover, if our security measures, products or services are subject to cyber-attacks that degrade or deny the ability of users to access our website, products or services, our products or services may be perceived as unsecure and we may incur significant legal and financial exposure. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. These cloud-based products are hosted at third-party data centers that are not under our direct control. If these data centers were to be damaged or suffer disruption, our ability to provide these products to our customers could be impaired and our reputation could be harmed.

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

We may require additional capital to fund our business and support our growth..

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

For the year ended December 31, 2021, three clients represented approximately 47% of our service fee revenue. Termination, reduction, or delay of our services under a contract could result from factors unrelated to our work product or the progress of the project such as factors related to business or financial conditions of the client, changes in client strategies or the domestic or global economy generally. Termination, reduction or substantial delay of services any significant client, or nonrenewal of any significant client contract, or the nonpayment of a material amount of our service fees by a significant client, could have a material adverse effect upon our business, results of operation and financial condition.

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

Our growth strategy is dependent on the success of our completed acquisitions and in the future we may acquire additional companies, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of these acquisitions or any other future acquisition, and any acquisition has numerous risks. These risks include the following:

•difficulty in assimilating the operations and personnel of the acquired company;

•difficulty in effectively integrating the acquired technologies or products with our current technologies;

•difficulty in maintaining controls, procedures and policies during the transition and integration;

•disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;

•inability to retain key technical and managerial personnel of the acquired business;

•inability to retain key customers, vendors and other business partners of the acquired business;

•inability to achieve the financial and strategic goals for the acquired and combined businesses;

•incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•potential failure of the due diligence processes to identify significant issues with product quality, intellectual property infringement and other legal and financial liabilities, among other things; and

•potential inability to assert that internal controls over financial reporting are effective.

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

In addition, the incurrence of debt could have a variety of negative effects, including:

•default and foreclosure on our assets if our operating revenues are insufficient to repay our debt obligations;

•acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We have a substantial number of convertible securities outstanding. The exercise of our outstanding options and convertible preferred stock can have a dilutive effect on our common stock. As of December 31, 2021, we had (i) outstanding options to purchase approximately 768 million shares of our common stock at a weighted average exercise price of $0.006 per share, (ii) outstanding shares of our Series, A, B, C, D, E, and G Preferred Stock that, upon conversion without regard to any beneficial ownership limitations or advance conversion notice, would provide the holders with an aggregate of 966 million shares of our common stock.  The issuance of shares of common stock upon exercise of outstanding options or conversion of preferred stock could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The Company’s common stock trades on the OTC Pink under the symbol “AIAD”.

As of December 31, 2021, there were approximately 2,000 holders of the Company’s common stock, not including shares held in “street name” in brokerage accounts, which are unknown.

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Equity Compensation Plan Information

On November 26, 2021 the Company adopted the AiAdvertising, Inc. 2021 Equity Incentive Plan (the “Stock Plan”). The Stock Plan will be used as incentive for directors, executive officers, and employees of and key consultants to the Company.  Pursuant to the Stock Plan, the Company may issue 200,000,000 shares of common stock.  The plan is administered by the Company’s Board of Directors.  The Company has from time to time issued non-qualified stock options to its officers and directors as set forth below.

The following table provides equity compensation plan information as of December 31, 2021:

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

 Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2021 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this annual report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under “Risk Factors” of the reports filed with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K, except as may be required under applicable law.

Overview-

AiAdvertising’s primary focus is to disrupt the digital advertising world by offering a solution that harnesses the power of artificial intelligence (AI) to enable marketers to increase productivity, efficiency and performance.

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

Accounts Receivable

The Company extends credit to its customers, who are located nationwide.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balances of the allowance account at December 31, 2021 and December 31, 2020 were $4,469 and $742 respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, at December 31, 2020 the Company performed a qualitative assessment of indefinite lived intangibles and goodwill related to WebTegrity and determined the fair value of each intangible asset and goodwill. Therefore, an impairment of indefinite lived intangibles and goodwill was recognized.

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

Goodwill and Intangible assets are comprised of the following, presented as net of amortization:

December 31, 2021

	AiAdvertising	Total
Domain name	20,202	20,202
Total	$20,202	$20,202

December 31, 2020

	AiAdvertising	Total
Domain name	26,582	26,842
Total	$26,582	$26,582

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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  During year ended 2020, the Company’s notes payable had stated borrowing rates that were consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximated their fair value.  As of December 31, 2021 the Company has zero note payables.

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

Recent Accounting Pronouncements

The Company does not elect to delay complying with any new or revised accounting standards, but to apply all standards required of public companies, according to those required application dates.

Management reviewed accounting pronouncements issued during the year ended December 31, 2021, and no pronouncements were adopted during the period.

Management reviewed accounting pronouncements issued during the year ended December 31, 2020, and the following pronouncement was adopted during the period.

In January 2017, the FASB issued 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Due to the limited amount of goodwill and intangible assets recorded at December 31, 2021, the impact of this ASU on its consolidated financial statements and related disclosures was immaterial.

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

Results of Operations for the Year Ended December 31, 2021, compared to the Year Ended December 31, 2020.

REVENUE

Total revenue for the year ended December 31, 2021 decreased by $2,534,943 to $6,868,261, compared to $9,406,204 for the year ended December 31, 2020.  The decrease was primarily due to a pivot of focus from professional services to SaaS revenue generated by our AiAd Platform. During this pivot, we strategically chose to discontinue parts of our business, such as our hosting business, that was not part of our core focus going forward. The hosting business is recorded separately as discontinued operations in the statement of operations for years ended 2021 and 2020.

COST OF REVENUE

Cost of revenue for the year ended December 31, 2021 decreased by $1,555,923 to $4,696,317, compared to $6,252,240 for the year ended December 31, 2020.  The decrease was primarily due to the decrease in digital marketing advertising costs.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the year ended December 31, 2021 increased by $1,574,792 to $4,048,508, compared to $2,473,716 for the year ended December 31, 2020.  The increase was primarily due to increases of salary expense of non-cost of revenue employees, payments to contractors and professional services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

SG&A expenses for the year ended December 31, 2021 increased by $3,117,909 to $4,767,334 compared to $1,649,425 for the year ended December 31, 2020.  The increase was primarily due to an increase in warrant and stock option expense.

LOSS ON IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

Loss on impairment of goodwill and intangible assets for the year ended December 31, 2021 decreased by $560,000 to zero, compared to $560,000 for the year ended December 31, 2020.  The decrease was due to the impairment and write-off of the goodwill and intangible assets from WebTegrity acquisition during 2020.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the year ended December 31, 2021 decreased by $66,752 to $46,535, compared to $113,287 for the year ended December 31, 2020.  The decrease was primarily due to the impairment of goodwill and intangible assets, as of December 31, 2020, which eliminated additional amortization of intangible assets in the current period.

OTHER INCOME AND EXPENSE

Total other income and expense for the year ended December 31, 2021 increased by $2,032,053 to net other expense of $1,865,952 compared to net other income of $166,101 for the year ended December 31, 2020.  The increase in net other expense was primarily due to an increase in finance charges and compensation expense related to the issuance of shares of common stock to a related party, partially offset by the sale of the hosting revenue stream.

NET LOSS

The net loss for the year ended December 31, 2021 was $8,482,771, compared to the net loss of $1,270,650 for the year ended December 31, 2020.  The increase in net loss for the period was primarily due to an increase in warrant and stock option expenses, increase in finance charges and SG&A expenses and decrease in third party revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital (i.e. the difference between current assets and current liabilities) of $2,706,377 at December 31, 2021 compared to a net working capital deficit of ($4,784,105) at December 31, 2020.

Cash flow used in operating activities was $4,958,822 for the year ended December 31, 2021, compared to cash flow used in operating activities of $1,812,623 for the year ended December 31, 2020.  The increase in cash flow used in operating activities of $3,146,199 was primarily due to an increase in net loss, partially offset by finance charges and warrant and stock option expenses.

Cash flow provided by investing activities was $128,046 for the year ended December 31, 2021, compared to cash flow used in investing activities of $5,253 for the year ended December 31, 2020.  The increase in cash flow provided by investing activities of $133,299 was primarily due to the sales of hosting revenue stream, partially offset by purchase of computers, printer, and videography equipment.

Cash flow provided by financing activities was $8,251,693 for the year ended December 31, 2021, compared to cash flow provided by financing activities of $1,009,086 for the year ended December 31, 2020.   The increase in cash flow provided by financing activities of $7,242,607 was due to the issuance of our common stock, partially offset by debt repayments.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2021, the Company had short-term borrowing relationships with two lenders. During the current period, one lender provides short-term financing under a stock purchase arrangement disclosed in footnote 10. The Company does not have any long-term sources of liquidity. As of December 31, 2021, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

The Company has negative monthly cash flows from operations of approximately $300,000. The Company’s current cash is sufficient to sustain the Company’s operations for approximately 18 months without additional borrowings. To satisfy cash needs, the Company relies on various borrowing mechanisms to fund operations and service debt, as discussed above.

The Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. Management believes that our current cash flow will sustain our operations and obligations as they become due, additionally will allow the development of our core business operations. Furthermore, the Company anticipates that it will raise additional capital through investments from our existing shareholders, prospective new investors and future revenue generated by our operations.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF AIADVERTISING, INC.

AIADVERTISING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AiAdvertising, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AiAdvertising, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

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

We tested the Company’s allocation of the transaction price and other variables that impact revenue recognition.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, Texas

April 14, 2022

AIADVERTISING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash	$3,431,455	$10,538
Accounts receivable, net	497,422	343,359
Costs in excess of billings	27,779	-
Prepaid and other current Assets	182,427	30,430
TOTAL CURRENT ASSETS	4,139,083	384,327

PROPERTY & EQUIPMENT, net	114,249	55,682
RIGHT-OF-USE ASSETS	66,369	171,549

OTHER ASSETS
Lease deposit	9,800	9,800
Goodwill and other intangible assets, net	20,202	26,582
TOTAL OTHER ASSETS	30,002	36,382

TOTAL ASSETS	$4,349,703	$647,940

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$791,727	$1,575,880
Accounts payable, related party	10,817	10,517
Accrued expenses	72,158	648,273
Operating lease liability	66,369	171,548
Lines of credit	$-	$379,797
Deferred revenue and customer deposit	491,635	841,290
Convertible notes and interest payable, current, net	-	183,884
Notes payable	-	565,008
Notes payable, related parties	-	792,235
TOTAL CURRENT LIABILITIES	1,432,706	5,168,432

LONG TERM LIABILITIES
Accrued expenses, long term	-	195,553
TOTAL LONG TERM LIABILITIES	-	195,553

TOTAL LIABILITIES	1,432,706	5,363,985
COMMITMENTS AND CONTINGENCIES (see Note 14)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 Authorized shares:
Series A Preferred stock; 10,000 authorized, zero and 10,000 shares issued and outstanding;	-	10
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and outstanding;	18	18
Series C Preferred Stock; 25,000 authorized, 14,425 shares issued and outstanding;	14	14
Series D Preferred Stock; 90,000 authorized, 86,021 and 90,000 shares issued and outstanding;	86	90
Series E Preferred stock; 10,000 authorized, 10,000 shares issued and outstanding;	10	10
Series F Preferred stock; 800,000 authorized, zero and 2,413 shares issued and outstanding;	-	2
Series G Preferred stock; 2,600 authorized, 2,597 shares issued and outstanding;	3	3
Series H Preferred stock; 1,000 authorized, zero and zero shares issued and outstanding;	-	-
Common stock, $0.001 par value; 10,000,000,000 and 2,000,000,000 authorized shares; 1,055,556,518 and 683,940,104 shares issued and outstanding, respectively	1,055,566	683,949
Additional paid in capital	46,667,049	31,486,837
Common stock payable, consisting of 5,000,000 shares valued at $0.1128	564,000	-
Accumulated deficit	(45,369,749)	(36,886,978)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	2,916,997	(4,716,045)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$4,349,703	$647,940

The accompanying notes are an integral part of these consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	Year Ended December 31, 2020

REVENUE	$6,868,261	$9,402,564
REVENUE - related party	-	3,640
TOTAL REVENUE	6,868,261	9,406,204

COST OF REVENUE	4,696,317	6,252,240
Gross Profit	2,171,944	3,153,964

OPERATING EXPENSES
Salaries and outside services	4,048,508	2,473,716
Selling, general and administrative expenses	4,767,334	1,649,425
Loss on impairment of Goodwill and Intangible Assets	-	560,000
Depreciation and amortization	46,535	113,287
TOTAL OPERATING (INCOME) EXPENSES	8,862,377	4,796,428

INCOME (LOSS) FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	$(6,690,433)	$(1,642,464)

OTHER INCOME (EXPENSE)
Gain (loss) on extinguishment of debt	282,418	28,971
Gain (loss) forgiveness of PPP Loan	780,680	780,680
Gain (loss) on Sales of Discontinued Operations	226,769	-
Gain (loss) on changes in derivative liability	-	131,018
Interest expense	(3,155,819)	(774,568)
TOTAL OTHER INCOME (EXPENSE)	$(1,865,952)	$166,101

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR TAXES	$(8,556,385)	$(1,476,363)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE PROVISION FOR TAXES	$73,614	$205,713

PROVISION (BENEFIT) FOR INCOME TAXES	-	-

NET INCOME/(LOSS)	$(8,482,771)	$(1,270,650)

PREFERRED DIVIDENDS	12,525	111,172

NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,495,296)	$(1,381,822)

NET LOSS PER SHARE
BASIC	$(0.01)	$(0.00)
DILUTED	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	956,912,269	579,856,451
DILUTED	956,912,269	579,856,451

The accompanying notes are an integral part of these consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Payable	Accumulated Deficit	Total
For the years ended December 31, 2021 and 2020
Balance, December 31, 2019	142,450	$142	419,638,507	$419,648	$30,088,492	$-	(35,616,328)	$(5,108,046)

Conversion of convertible note	-	-	226,300,034	226,299	65,641		-	291,940
Stock issuances to lenders	-	-	38,001,563	38,002	296,375		-	334,377
Exchange debt-for-equity	2,597	3	-	-	259,695		-	259,698
Series A preferred stock dividend declared ($2.00 per share)	-	-	-	-	(80,000)		-	(80,000)
Series D preferred stock dividend declared ($0.30 per share)	-	-	-	-	(26,792)		-	(26,792)
Series F preferred stock dividend declared ($1.82 per share)	-	-	-	-	(4,380)		-	(4,380)
Stock based compensation	-	-	-	-	390,035		-	390,035
Derivative settlement	-	-	-	-	339,105		-	339,105
Warrant Issuance	-	-	-	-	98,343			98,343
Other - RegA Investor Funds	2,413	2	-	-	60,323		-	60,325
Net loss	-	-	-	-	-		(1,270,650)	(1,270,650)

Balance, December 31, 2020	147,460	$147	683,940,104	$683,949	$31,486,837	$-	(36,886,978)	$(4,716,045)

Conversion of convertible note, related party			44,629,338	44,629	533,245			577,874
Stock issuances to lenders			85,000,000	85,000	8,415,493			8,500,493
Stock issuances to related party			25,000,000	25,000	2,795,000			2,820,000
Series A preferred stock dividend declared ( $0.86 per share)	-	-	-	-	(8,705)		-	(8,705)
Series F preferred stock dividend declared ( $0.67 per share)	-	-	-	-	(3,820)		-	(3,820)
Stock based compensation	-	-	-	-	1,247,048		-	1,247,048
Stock option exercised - cashless basis	-	-	11,107,502	11,108	(11,108)		-	-
Stock option exercised - cash basis			333,334	333	(333)			-
Preferred stock conversion	(13,979)	(14)	109,947,500	109,948	(109,934)		-	-
Warrant Issuance					983,571			983,571
Warrant exercise - cashless basis	-	-	17,313,025	17,314	(17,314)		-	-
Warrant exercise - cash basis			78,285,715	78,285	907,029			985,314
Other - RegA Investor Funds	(100)				(2,500)			(2,500)
Redemption of Series F Preferred Stock	(2,353)	(2)			(58,823)			(58,825)
Redempion of Series H Preferred stock	(1,000)	(2)			2			-
Issuance of Series H Preferred stock	2,000	2			511,361			511,363
Common stock payable						564,000		564,000
Net Loss	-	-	-	-			(8,482,771)	(8,482,771)

Balance, December 31, 2021	132,028	$131	1,055,556,518	$1,055,566	$46,667,049	$564,000	(45,369,749)	$2,916,997

The accompanying notes are an integral part of these consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	Year Ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continued operations	$(8,556,385)	$(1,476,363)

Adjustment to reconcile net loss to net cash (used in) operating activities
Bad debt expense	(2,274)	16,868
Depreciation and amortization	46,535	113,287
Finance charge, related party	2,820,000	-
Loss on impairment of goodwill & intangibles	-	560,000
Amortization of Debt Discount	274,992	270,607
Gain on settlemet of debt	(282,418)	-
Gain on forgiveness of PPP loan	(780,680)	(780,680)
Gain on Sale of Discontinued Operations	(226,769)	-
Non-cash compensation expense	1,247,048	390,035
Non-cash service expense	564,000	98,343
Fair valuation of warrants as compensation	983,571	-
Issuance of Series H Pref to employee	511,363	-
(Gain)/loss on derivative liability valuation	-	(131,018)
Derivative expense	-	-
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(151,789)	497,299
Prepaid expenses and other assets	(151,997)	(3,581)
Costs in excess of billings	(27,779)	21,606
Accounts payable	(693,347)	(323,670)
Accrued expenses	(256,852)	(31,597)
Customer Deposits	(349,655)	(1,239,472)
NET CASH (USED IN) OPERATING ACTIVITIES - continued operations	(5,032,436)	(2,018,336)
NET CASH PROVIDED BY OPERATING ACTIVITIES - discontinued operations	73,614	205,713
NET CASH (USED IN) OPERATING ACTIVITIES	(4,958,822)	(1,812,623)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(98,723)	(5,253)
Proceeds from the sale of discontinued operations	226,769	-
NET CASH (PROVIDED BY) INVESTING ACTIVITIES	128,046	(5,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligation	-	(20,654)
Payment of dividend	(408,805)	(23,452)
Proceeds of issuance of common stock, net	9,485,807	-
Proceeds (payments) on line of credit, net	(366,012)	60,106
Proceeds from issuance of notes, related party, net	(428,652)	-
Proceeds (payments) of preferred stock	(61,325)	60,325
Principal payments on debt, third party	(750,000)	(91,000)
Proceeds from PPP loan	780,680	-
Proceeds from issuance of notes payable	-	1,530,680
Principal payments on term loan	-	(506,919)
NET CASH (PROVIDED BY) FINANCING ACTIVITIES	8,251,693	1,009,086

NET INCREASE / (DECREASE) IN CASH	3,420,917	(808,790)

CASH, BEGINNING OF PERIOD	10,538	819,328

CASH, END OF PERIOD	$3,431,455	$10,538

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$60,038	$285,293
Taxes paid	$-	$-

Non-cash financing activities:
Conversion of notes payable to common stock, related party	$577,874	$291,940
Exchange of Debt-to-Equity (Preferred)	$-	$259,698
Derivative settlement	$-	$339,105
Right of use assets	$105,180	$95,209
Derivative discount	$-	$127,273
Conversion of preferred to common stock	$109,948	$-
Exercise of stock options	$11,108	$-
Exercise of warrants	$17,314	$-
Issuance of common stock to lenders	$-	$334,377

The accompanying notes are an integral part of these consolidated financial statements.

AiADVERSTISING, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

1.ORGANIZATION AND LINE OF BUSINESS

Organization

AiAdvertising, Inc. (“we”, “us”, “our” or the “Company”) is based in San Antonio, Texas, was incorporated in Nevada on January 22, 2002. The Company was formerly known as CloudCommerce, Inc., Warp 9, Inc., Roaming Messenger, Inc., and Latinocare Management Corporation (“LMC”). On July 9, 2015, we changed the name of the Company from Warp 9, Inc. to CloudCommerce, Inc..  On August 5, 2021 CloudCommerce changed its name to AiAdvertising, Inc. We develop solutions that help our clients acquire, engage, and retain their customers by leveraging cutting-edge digital strategies and AI.  We focus on using data analytics to drive the creation of great user experiences and effective digital marketing campaigns.

The Company has six subsidiaries, CLWD Operations, Inc. (formerly Indaba Group, Inc.), Parscale Digital, Inc., which merged with Parscale Creative, Inc., as a result of an acquisition dated August 1, 2017, WebTegrity, LLC (“WebTegrity”), which was acquired November 15, 2017, Data Propria, Inc., which the Company launched February 1, 2018, Giles Design Bureau, Inc., which spun out from Parscale Digital in May, 2018, and aiAdvertising, Inc., which was formed January 14, 2021.  The Company focuses on four main areas, artificial intelligence, digital marketing, creative design, and web development.

Going Concern

The accompanying Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying Consolidated Financial Statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. As of December 31, 2021, Management reassessed going concern and found the Company will have sufficient liquidity for the next 12 months such that there is no substantial doubt about its ability to continue as a going concern.  During the year ended 2021 the Company raised capital from investors through sales of securities and normal course of business operations, which allowed the company to improve cash flow and pay down obligations.   As of December 31, 2021, the Company had positive working capital of $2,706,379 . We have historically reported net losses, and negative cash flows from operations, which raised substantial doubt about the Company’s ability to continue as a going concern in previous years.  The appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital. Historically, the Company has obtained funds from investors since its inception through sales of our securities. The Company will also seek to generate additional working capital from increasing sales from its Ai Platform, creative, website development and digital advertising service offerings, and continue to pursue its business plan and purposes.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

During the year ended December 31, 2021 we recognized cost of revenue in the statement of operations. Certain prior periods have been reclassified to reflect current period presentation.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balance of the allowance account at December 31, 2021 and 2020 are $4,469 and $742, respectively. During the years ended December 31, 2021 and 2020, we included $2,274 and $16,868, respectively, in expense related to balances that were written off as bad debt.

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility of up to $400,000.  The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to $500,000. On November 30, 2017, the agreement renewed automatically for another twelve months.  The proceeds from the facility were determined by the amounts we invoiced our customers.  We recorded the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet.  During the term of this facility, the third-party lender had a first priority security interest in CLWD Operations’ assets, and therefore, we would have needed to obtain such third-party lender’s written consent to obligate CLWD Operations’ further or pledge its assets against additional borrowing facilities.  The cost of this secured borrowing facility was 0.05% of the daily balance. This borrowing facility had an expiration date of January 14, 2021 and was not renewed.  As of December 31, 2021, the balance due from this arrangement was zero.

On October 19, 2017, Parscale Digital entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility of up to $500,000. The proceeds from the facility were determined by the amounts we invoiced our customers.  The Company evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement.  We recorded the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented as a “Lines of credit” on the Balance Sheet.  During the term of this facility, the third-party lender had a first priority security interest in Parscale Digital, and therefore, we would have needed to obtain such third-party lender’s written consent to obligate Parscale Digital further or pledge its assets against additional borrowing facilities.  The cost of this secured borrowing facility was 0.05% of the daily balance. On April 12, 2018, the Company amended the secured borrowing arrangement, which increased the maximum allowable balance by $250,000, to $750,000 .  This borrowing facility had an expiration date of November 11, 2020 and was not renewed.  As of December 31, 2021, the balance due from this arrangement was zero.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into 12-month agreements wherein amounts due from our customers were pledged to a third-party, in exchange for borrowing facilities of up to $150,000, $150,000 and $600,000, respectively.  The proceeds from the facility were determined by the amounts we invoiced our customers.  We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements. We recorded the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. During the term of these facilities, the third-party lender had a first priority security interest in the respective entities, and, therefore, we would have needed to obtain such third-party lender’s written consent to obligate the entities further or pledge our assets against additional borrowing facilities.  The cost of this secured borrowing facilities was 0.056%, 0.056% and 0.049%, respectively, of the daily balance. These three borrowing facilities had an expiration date of August 22, 2020 and were not renewed.  As of December 31, 2021, the combined balance due from these arrangement was zero.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2021, the Company held cash and cash equivalents in the amount of $3,431,455 which was held in the Company’s operating bank accounts.  This amount is held in a bank account exceeding the FDIC insured limit of $250,000.

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered.  We present revenue, net of customer incentives.  Most of the income is generated from professional services and site development fees.  We provide online marketing services that we purchase from third parties.  The gross revenue presented in our statement of operations includes digital advertising revenue.  We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 606, which are recognized as the work is performed.   Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved.  If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work in an asset in costs in excess of billings. The terms of services contracts generally are for periods of less than one year.  The deferred revenue and customer deposits as of December 31, 2021 and 2020 was $491,635 and $841,290, respectively.  The costs in excess of billings as of December 31, 2021 and 2020 was $27,779 and zero, respectively. See footnote 3 for a disclosure of our use of estimates and judgement, as it relates to revenue recognition.

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

Included in revenue are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, furniture, supplies, and the largest component, digital advertising.  We have determined, based on our review, that the amounts classified as reimbursable costs should be recorded as gross, due to the following factors:

•The Company is primarily in control of the inputs of the project and responsible for the completion of the client contract;

•We have discretion in establishing price; and

•We have discretion in supplier selection.

During the years ended December 31, 2021 and 2020, we included $3,448,153 and $5,155,079, respectively, in revenue, related to reimbursable costs.

The Company records revenue into the following five categories:

•Data Sciences – Includes polling, research, modeling, data fees, consulting and reporting.

•Design – Includes branding, photography, copyrighting, printing, signs and interior design.

•Development – Includes website coding.

•Digital Advertising – Includes ad spend, SEO management and digital ad support.

•The Platform - Includes our existing clients creative assets and intelligently recommends enhancements to optimize performance by using artificial intelligence.

For the years ended December 31, 2021 and December 31, 2020, revenue was disaggregated into the five categories as follows:

	Year ended December 31, 2021			Year ended December 31, 2020
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Data Sciences	$-	$-	$-	$596,446	$-	$596,446
Design	2,027,152	-	2,027,152	2,390,676	-	2,390,676
Development	225,049	-	225,049	330,404	-	330,404
Digital Advertising	4,525,688	-	4,525,688	6,085,038	3,640	6,088,678
The Platform	90,372	-	90,372	-	-	-
Total	$6,868,261	$-	$6,868,261	$9,402,564	$3,640	$9,406,204

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $ 549,628 and zero for the years ended December 31, 2021 and December 31, 2020, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $145,375 and $119,332, for the years ended December 31, 2021 and December 31, 2020, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of December 31, 2021 and December 31, 2020, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

		As of December 31,
	Years	2021	2020
Equipment	5-7	$239,641	$169,003
Office furniture	7	51,653	23,569
Leasehold improvements	Length of lease	-	-
Less accumulated depreciation		(177,045)	(136,890)
Net property and equipment		$114,249	$55,682

The following table discloses fixed asset transactions and recordings during the years ended December 31, 2021 and December 31, 2020:

	Year ended December 31, 2021	Year ended December 31, 2020
Depreciation expense	$40,155	$40,993
Gain/(loss) on disposals	-	-
Cash paid for fixed asset additions	98,722	5,253

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

Goodwill and Intangible assets are comprised of the following, presented as net of amortization:

December 31, 2021

	AiAdvertising	Total
Domain name	20,202	20,202
Total	$20,202	$20,202

December 31, 2020

	AiAdvertising	Total
Domain name	26,582	26,582
Total	$26,582	$26,582

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

Concentrations of Business and Credit Risk

The Company operates in a single industry segment.  The Company markets its services to companies and individuals in many industries and geographic locations.  The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk.  The Company typically offers its customers credit terms.  The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral.  In the event of nonpayment, the Company has the ability to terminate services. As of December 31, 2021, the Company held cash and cash equivalents in the amount of $3,431,455, which was held in the operating bank accounts.  Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000.  For further discussion on concentrations see footnote 14.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest.  Stock-based compensation expense recognized in the consolidated statement of operations during the year ended December 31, 2021, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2021 based on the grant date fair value estimated.  Stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2021 is based on awards ultimately expected to vest or has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The stock-based compensation expense recognized in the consolidated statements of operations during the year ended December 31, 2021 and 2020 were $987,433 and $390,035, respectively.

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

For the year ended December 31, 2021, the Company has excluded 246,618,441 shares of common stock underlying options, 162,703,869 shares of common stock underlying warrants, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 86,021 Series D Preferred shares convertible into 215,052,500 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, and 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock, because their impact on the loss per share is anti-dilutive.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.  As of December 31, 2021, the Company had no derivative liability.

Recently Adopted Accounting Pronouncements

The Company does not elect to delay complying with any new or revised accounting standards, but to apply all standards required of public companies, according to those required application dates.

Management reviewed accounting pronouncements issued during the year ended December 31, 2021, and no pronouncements were adopted during the period.

Management reviewed accounting pronouncements issued during the year ended December 31, 2020, and the following pronouncement was adopted during the period.

In January 2017, the FASB issued 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Due to the limited amount of goodwill and intangible assets recorded at December 31, 2021, the impact of this ASU on its consolidated financial statements and related disclosures was immaterial.

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

In August 2020, the FASB issued Accounting Standards Update (ASU) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).  The intention of ASU 2020-06 update is to address the complexity of accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity.  Under ASU 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for computing diluted Earnings Per Share.  ASU 2020-06 is effective for fiscal years and interim periods beginning after December 15, 2023 and may be adopted through either a modified or fully retrospective transition. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

Discontinued Operations

On June 11, 2021, the Company entered into and closed an asset purchase agreement (the “Asset Purchase Agreement”) with Liquid Web, LLC (“Buyer”) under which it sold the web hosting and maintenance revenue stream (the “Asset Sale”) to the Buyer for a Purchase Price of, $251,966 which included the “Indemnity Holdback” amount of $25,197.  The Buyer agreed to pay the Company the “Indemnity Holdback” amount within 45 days following the six-month anniversary of the closing date (June 11, 2021) in accordance with the Asset Purchase Agreement. As of December 31, 2021 the “Indemnity Holdback” amount has not been paid by the Buyer.

The Company did not classify any assets or liabilities specific to the Purchased Assets.  Therefore, the purchase price from the Purchased Assets are recorded as a Gain on Sale of Discontinued Operations in our statement of operations for the year ended December 31, 2021.  As a result of the Company entering into the Asset Purchase Agreement, the Company’s web hosting revenue stream has been characterized as discontinued operations in its financial statements as disclosed within the disaggregated revenue schedule in footnote 3.

Pursuant to the Asset Purchase Agreement, the Company will continue to maintain, support, and deliver on all customer services during the transition period of 90 days following the Closing Date.  The Company will continue to invoice the hosting customers in the ordinary course of business.  Any payments received from the customers, on or after the Closing Date are the property of Liquid Web.  The Company will remit the payment for collected revenue less taxes collected and net of hosting expenses to the Buyer no later than the 15th day of the following month.  The gain on the sale of assets is shown under other income in the Statement of Operations.

The following table summarizes the results of operations for the year ended December 31, 2021 and 2020.

	December 31, 2021			December 31, 2020
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Hosting Revenue	$129,934	$-	$129,934	$336,074	$-	$336,074
Cost of Sales	(56,320)	-	(56,320)	130,361	-	130,361
Net Income from Discontinued Operations	$73,614	$-	$73,614	$205,713	$-	$205,713

Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.  For the year ended December 31, 2021, we used the federal tax rate of 21% in our determination of the deferred tax assets and liabilities balances.

3.REVENUE RECOGNITION

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

b.Media activation/Ad Spend – To satisfy ad spend, the company generates analytical reports monthly or as required to show how the ad dollars were spent and how the targeting resulted in click-throughs.  The ad spend satisfies the performance obligation, regardless of the outcome or effectiveness of the campaign.  In addition, the Company utilizes third party invoices after the ad dollars are spent, in order to satisfy the obligation.

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

e.Hosting – Monthly recurring fees for hosting are recognized on a monthly basis, at a fixed rate.  Hosting contracts are typically one-year and reviewed annually for renewal.  Prices are subject to change at management discretion.  During the year ended December 31, 2021 web hosting services was discontinued from our operating revenue streams.

Historically, the Company generates income from four main revenue streams: data science, creative design, web development, and digital marketing.  Each revenue stream is unique, and includes the following features:

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

-We have discretion in supplier selection; and

The Company has credit risk included in creative design and digital marketing revenues are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, furniture, supplies, and the largest component, digital advertising.  We have determined, based on our review, that the amounts classified as reimbursable costs should be recorded as gross (principal), due to the following factors:

-The Company is the primary obligor in the arrangement;

-We have latitude in establishing price;

-We have discretion in supplier selection; and

-The Company has credit risk

During the year ended December 31, 2021 and 2020, we included $3,448,153 and $5,155,079 respectively, in revenue related to reimbursable costs.  The deferred revenue and customer deposits as of December 31, 2021 and December 31, 2020 were $491,635 and $841,290, respectively.

For the year ended December 31, 2021 and 2020, revenue was disaggregated into the five categories as follows:

	Year ended December 31, 2021			Year ended December 31, 2020
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Data Sciences	$-	$-	$-	$596,446	$-	$596,446
Design	2,027,152	-	2,027,152	2,390,676	-	2,390,676
Development	225,049	-	225,049	330,404	-	330,404
Digital Advertising	4,525,688	-	4,525,688	6,085,038	3,640	6,088,678
The Platform	90,372	-	90,372	-	-	-
Total	$6,868,261	$-	$6,868,261	$9,402,564	$3,640	$9,406,204

4.    LIQUIDITY AND OPERATIONS

The Company had a net loss of $8,482,771 for the year ended December 31, 2021, which includes net income from discontinued operations of $73,614, and $1,270,650 for the year ended December 31, 2020, which includes net income from discontinued operations of $205,713 and net cash used in operating activities of $(4,958,822) and used in operating activities of $(1,812,623), in the same periods, respectively.

As of December 31, 2021, the Company had a short-term borrowing relationship with two lenders. The lenders provided short-term and long-term financing under a secured borrowing arrangement, using our accounts receivable as collateral or uncollateralized term loans, disclosed in footnote 7, as well as convertible notes disclosed in footnote 8. As of December 31, 2021, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

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

5.    BUSINESS ACQUISITIONS

None

6.INTANGIBLE ASSETS

Domain Name

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202 which will be kept to protect the immediate history of the Company.  The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet.  As of December 31, 2021, we have determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense.  The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

Trademark

On September 22, 2015, the Company purchased the trademark rights to “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000.  The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet.  The trademark expired in 2021 and could be renewed for an additional 10 years.  As of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense.  For the year ended December 31, 2021 and 2020, the Company included $6,380 and $690, respectively, in depreciation and amortization expense related to this trademark. During the year ended December 31, 2021, the Company did not renew the trademark and recorded the remaining intangible asset balance to depreciation and amortization. As of December 31, 2021, the balance on this intangible asset was $zero.

Customer List

On November 15, 2017, the Company acquired WebTegrity, and we have calculated the value of the customer list acquired at $280,000, with a useful life of 3 years. During the year ended December 31, 2020, the Company performed our annual impairment analysis and we determined that the intangible assets of WebTegrity were impaired. Therefore, as of December 31, 2020, the remaining balance of this intangible asset of $7,161 was written off and included in loss on impairment of goodwill and intangible assets on the income statement. As of December 31, 2021 and December 31, 2020, the balance on this intangible asset was zero.

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

oEffects of other factors – We considered this criterion in determining useful life, especially since WebTegrity was in a highly competitive industry, mostly relying on the WordPress platform.  We considered whether there was a chance of obsolescence or decline due to competition. We concluded that there was not a chance of obsolescence or decline due to competition. Even though there is much competition, WebTegrity produced a quality product with a great team, resulting in long term clients.

oMaintenance required – There is no maintenance expenditure to obtain future cash flows. Therefore, this criterion was not taken into consideration.

During the year ended December 31, 2020, the Company performed our annual impairment analysis and we determined that the intangible assets of WebTegrity were impaired.  Therefore, as of December 31, 2020, the remaining balance of this intangible asset of $130,000 was written off and included in loss on impairment of goodwill and intangible assets on the income statement.  As of December 31, 2021 and December 31, 2020, the balance on this intangible asset was zero.

Goodwill

On November 15, 2017, the Company acquired WebTegrity, and we have calculated the value of the goodwill at $430,000, which is included in other assets on the balance sheet.  During the year ended December 31, 2020, the Company performed our annual impairment analysis and we determined that the goodwill and intangible assets of WebTegrity were impaired.  Therefore, as of December 31, 2020, the balance of this goodwill of $430,000 was written off and included in loss on impairment of goodwill and intangible assets on the income statement.  As of December 31, 2021 and December 31, 2020, the balance on this intangible asset was zero.

The Company’s intangible assets consist of the following:

	December 31, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name and Trade Mark	20,202	-	20,202	30,201	(3,619)	26,582
Total	$20,202	$-	$20,202	$30,201	$(3,619)	$26,582

Total amortization expense charged to operations for the year ended December 31, 2021, and 2020 were $6,380 and $72,294, respectively. As of December 31, 2021, the balance of intangible assets is zero.

7.   CREDIT FACILITIES

Lines of Credit

On November 30, 2016, CLWD Operations entered into a 12-month agreement wherein amounts due from our customers were pledged to a third party, in exchange for a borrowing facility in amounts up to a total of $400,000.  The agreement was amended on March 23, 2017, which increased the allowable borrowing amount by $100,000, to a maximum of $500,000. On November 30, 2017, the agreement auto renewed for another twelve months.  The proceeds from the facility are determined by the amounts we invoice our customers.  We record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. The cost of this secured borrowing facility is 0.05% of the daily balance.  During the year ended December 31, 2021 and 2020, the Company included $13,785 and $34,921, respectively, in interest expense, related to this secured borrowing facility, and as of December 31, 2021 and December 31, 2020, the outstanding balances were zero and $379,797, respectively. This borrowing facility had an expiration date of January 14, 2021 and was not renewed.

On October 19, 2017, Parscale Digital entered into a 12 month agreement with a third party to pledge the rights to amounts due from our customers, in exchange for a borrowing facility in amounts up to a total of $500,000. The agreement was amended on April 12, 2018, which increased the allowable borrowing amount by $250,000, to a maximum of $750,000.  The proceeds from the facility are determined by the amounts we invoice our customers. We evaluated this facility in accordance with ASC 860, classifying it as a secured borrowing arrangement.  As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. The cost of this secured borrowing facility is 0.05% of the daily balance.  During the year ended December 31, 2021 and 2020, the Company included $45,605 and $45,605, respectively, in interest expense, related to this secured borrowing facility, and as of year ended December 31, 2021 and 2020, the combined outstanding balances were zero and zero, respectively. This borrowing facility had an expiration date of November 11, 2019 and was not renewed. This borrowing facility had an expiration date of November 11, 2020 and were not renewed.

On August 2, 2018, Giles Design Bureau, WebTegrity, and Data Propria entered into 12 month agreements with a third party to pledge the rights to amounts due from our customers, in exchange for borrowing facilities in amounts up to a total of $150,000, $150,000 and $600,000, respectively.  The proceeds from the facility are determined by the amounts we invoice our customers.  We evaluated these facilities in accordance with ASC 860, classifying as secured borrowing arrangements.  As such, we record the amounts due from customers in accounts receivable and the amount due to the third party as a liability, presented under “Lines of credit” on the Balance Sheet. The cost of these secured borrowing facilities are 0.056%, 0.056% and 0.049%, respectively, of the daily balance.  During the year ended December 31, 2021  and 2020, the Company included zero and $73,054, respectively, in interest expense, related to these secured borrowing facilities, and as of year ended December 31, 2021 and December 31, 2020, the combined outstanding balances were zero and zero, respectively.  These three borrowing facilities had an expiration date of August 22, 2020 and were not renewed. These three borrowing facilities had an expiration date of August 22, 2020 and were not renewed.

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

On March 25, 2013, the Company issued a convertible promissory note (the “March 2013 Note”) in the amount of up to $100,000, at which time we received an initial advance of $50,000 to cover operational expenses. The lender, a related party, advanced an additional $20,000 on April 16, 2013, $15,000 on May 1, 2013 and $15,000 on May 16, 2013, for a total draw of $100,000. The terms of the March 2013 Note, as amended, allowed the lender to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.004 per share. The March 2013 Note bore interest at a rate of 10% per year and matured on March 25, 2018. On May 23, 2014, the lender converted $17,000 of the outstanding balance and accrued interest of $1,975 into 4,743,699 shares of common stock. On October 14, 2014, the lender converted $17,000of the outstanding balance and accrued interest of $2,645 into 4,911,370 shares of common stock. On April 17, 2018, the lender converted $16,000 of the outstanding balance and accrued interest of $8,106 into 6,026,301 shares of common stock.  On June 23, 2020, the lender converted $50,000 of the outstanding balance and accrued interest of $36,260 into 21,565,068 shares of common stock.  The balance of the March 2013 Note, as of December 31, 2021 was zero.  This note was converted within the terms of the agreement.

On April 20, 2018, the Company issued a convertible promissory note (the “April 2018 Note”) in the amount of up to $200,000, at which time we received an initial advance of $200,000 to cover operational expenses. The terms of the April 2018 Note, as amended, allow the lender, a related party, to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.01 per share. The April 2018 Note bore interest at a rate of 5% per year and had a maturity date of April 20, 2021. During the year ended December 31, 2018, it was determined that the April 2018 Note offered a conversion price which was lower than the market price, and therefore included a beneficial conversion feature. The Company included the amortization of this beneficial conversion feature in interest expense in the amount of $139,726 during the year ended December 31, 2018, and $60,274 during the year ended December 31, 2020. During the year ended December 31, 2020, it was determined that the conversion feature of the April 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the April 2018 Note. The fair value of the April 2018 Notes has been determined by using the Binomial lattice formula from the effective date of the note. On June 23, 2020, the lender converted $38,894 of the outstanding balance and accrued interest of $4,236 into 4,313,014 shares of common stock. On January 13, 2021, the lender converted $161,106 of the outstanding balance and accrued interest of $22,025 into 18,313,074 shares of common stock. The balance of the April 2018 Note, as of December 31, 2021, was zero.  This note was converted within the terms of the agreement.

On January 31, 2019 the Company issued a promissory note (the “January 31, 2019 Note”) in the amount of $53,500 at which time the Company received $50,000, and the remaining $3,500 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The January 31, 2019 Note bore interest at a rate of 10% per year, had a maturity date of January 31, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the lowest trading prices during the 15 trading days prior to conversion. During the year ended December 31, 2020, the lender converted the entire balance of $53,500, plus $3,165 interest and fee into 56,483,670 shares. During the year ended December 31, 2021, the lender converted $3,935 accrued interest and fees into 4,300,327 shares, leaving a balance of zero. Because the Company records the value of convertible notes at fair value, no gain or loss is recorded upon conversion. This note was converted within the terms of the agreement. As of December 31, 2021, the balance of the January 31, 2019 Note was zero.

On February 21, 2019 the Company issued a promissory note (the “February 21, 2019 Note”) in the amount of $53,000 at which time the Company received $50,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The February 21, 2019 Note bore interest at a rate of 10% per year, had a maturity date of February 21, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. During the year ended December 31, 2020, the lender converted the entire balance of $53,000, plus $2,650 interest into 62,281,512 shares, leaving a balance of zero. Because the Company records the value of convertible notes at fair value, no gain or loss is recorded upon conversion. This note was converted within the terms of the agreement. As of December 31, 2021, the balance of the February 21, 2019 Note was zero.

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

On July 16, 2019 the Company issued a convertible promissory note (the “July 16, 2019 Note”) in the amount of $43,000 at which time the Company received $40,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The July 16, 2019 Note bore interest at a rate of 10% per year, had a maturity date of July 10, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the lowest trading price during the 15 trading days prior to conversion. Because the conversion feature of the July 16, 2019 Note was not available to the lender, as of September 30, 2020, the July 16, 2019 Note was not considered a derivative. The Company included the July 16, 2019 Note in the valuation and accounting for derivatives once the 180 days conversion restriction period expired. During the year ended December 31, 2020, the lender converted $52,300 principal, interest, and fees into 91,500,000 shares, leaving a balance of zero. This note was converted within the terms of the agreement.

On September 4, 2019 the Company issued a convertible promissory note (the “September 4, 2019 Note”) in the amount of $53,000 at which time the Company received $50,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The September 4, 2019 Note bore interest at a rate of 10% per year, had a maturity date of September 4, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. Because the conversion feature of the September 4, 2019 Note was not available to the lender, as of December 31, 2020, the September 4, 2019 Note was not considered a derivative. The Company included the September 4, 2019 Note in the valuation and accounting for derivatives once the 180 days conversion restriction period expired. During the year ended December 31, 2020, the lender converted $48,000 principal into 35,357,143 shares and $7,650 principal and interest into 7,806,122 shares, leaving a balance of zero. This note was converted within the terms of the agreement.

On December 2, 2019 the Company issued a convertible promissory note (the “December 2, 2019 Note”) in the amount of $38,000 at which time the Company received of $35,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The December 2, 2019 Note bore interest at a rate of 10% per year, had a maturity date of December 2, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. Because the conversion feature of the December 2, 2019 Note was not available to the lender, as of December 31, 2020, the December 2, 2019 Note was not considered a derivative. On June 1, 2020, the Company repaid the remaining balance of the December 2, 2019 note, of $55,824, which includes principal, interest and prepayment penalty, leaving a balance of zero.  The prepayment penalty of $16,528 was included in interest expense for the year ended June 30, 2020.

On December 5, 2019 the Company issued a convertible promissory note (the “December 5, 2019 Note”) in the amount of $53,000 at which time the Company received of $50,000, and the remaining $3,000 was retained by the lender to cover legal and administrative cost. The proceeds were used to cover operational expenses. The December 5, 2019 Note bore interest at a rate of 10% per year, had a maturity date of December 5, 2020, and was convertible into common stock 180 days after issuance. The conversion price was calculated as a 39% discount to the average of the two lowest trading prices during the 20 trading days prior to conversion. Because the conversion feature of the December 5, 2019 Note was not available to the lender, as of December 31, 2020, the December 5, 2019 Note was not considered a derivative. On June 3, 2020, the Company repaid the remaining balance of the December 2, 2019 note, of $77,859, which includes principal, interest and prepayment penalty, leaving a balance of zero.  The prepayment penalty of $22,988 was included in interest expense for the year ended June 30, 2020.

9.    NOTES PAYABLE

Related Party Notes Payable

On August 3, 2017, the Company issued a promissory note (the “August 3, 2017 Note”) in the amount of $25,000, at which time the entire balance of $25,000 was received to cover operational expenses.  The August 3, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 3, 2017 Note, as of December 31, 2021 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On August 15, 2017, the Company issued a promissory note (the “August 15, 2017 Note”) in the amount of $34,000, at which time the entire balance of $34,000 was received to cover operational expenses.  The August 15, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 15, 2017 Note, as of December 31, 2021 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On August 28, 2017, the Company issued a promissory note (the “August 28, 2017 Note”) in the amount of $92,000, at which time the entire balance of $92,000 was received to cover operational expenses.  The August 28, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 28, 2017 Note, as of December 31, 2021 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On September 28, 2017, the Company issued a promissory note (the “September 28, 2017 Note”) in the amount of $63,600, at which time the entire balance of $63,600 was received to cover operational expenses.  The September 28, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the September 28, 2017 Note, as of December 31, 2021 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On October 11, 2017, the Company issued a promissory note (the “October 11, 2017 Note”) in the amount of $103,500, at which time the entire balance of $103,500 was received to cover operational expenses.  The October 11, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 11, 2017 Note, as of December 31, 2021 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On October 27, 2017, the Company issued a promissory note (the “October 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses.  The October 27, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 27, 2017 Note, as of December 31, 2021 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On November 15, 2017, the Company issued a promissory note (the “November 15, 2017 Note”) in the amount of $62,000, at which time the entire balance of $62,000 was received to cover operational expenses.  The November 15, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 15, 2017 Note, as of December 31, 2021 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On November 27, 2017, the Company issued a promissory note (the “November 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses.  The November 27, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date  The balance of the November 27, 2017 Note, as of December 31, 2021 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On December 19, 2017, the Company issued a promissory note (the “December 19, 2017 Note”) in the amount of $42,000, at which time the entire balance of $42,000 was received to cover operational expenses.  The December 19, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the December 19, 2017 Note, as of December 31, 2021 was zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On January 3, 2018, the Company issued a promissory note (the “January 3, 2018 Note”) in the amount of $49,000, at which time the entire balance of $49,000 was received to cover operational expenses.  The January 3, 2018 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 3, 2018 Note, as of December 31, 2021 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On January 17, 2020, the Company exchanged the below related party notes payable for 2,597 shares of Series G preferred stock.  The table includes the balances of each note, on the date of the exchange.  During the year ended December 31, 2020, the Company included $560 in interest expense, related to the exchanged notes.

As of December 31, 2020, the balances of the exchanged notes were zero.

Note Date	Principal	Accrued Interest	Total Due	Gain on Exchange	Series G Preferred Shares
November 30, 2017	$30,000	$3,197	$33,197	$70	331
January 30, 2018	72,000	7,072	79,072	168	789
February 1, 2018	85,000	8,314	93,314	198	931
July 23, 2019	25,000	610	25,610	58	256
August 20, 2019	10,000	205	10,205	23	102
August 28, 2019	18,500	360	18,860	43	188
Total	$240,500	$19,758	$260,258	$560	2,597

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

On February 17, 2021, the Company issued a promissory note (the “February 17, 2021 Note”) in the amount of $683,100, at which time the entire balance of $683,100 was received to refinance all outstanding promissory notes.  The February 17, 2021 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than August 31, 2021. The balance of the February 17, 2017 Note, at year end December 31, 2021 was $817,781, which includes $134,680 of accrued interest. Upon executing the February 17, 2021 Note, the Company issued 25,000,000 shares of restricted common stock to Bountiful Capital at a price equal to $0.1128 cents per share which the Company valued at $2,820,000 at the time of issuance and recorded as interest expense.  On November 29, 2021, the Company issued 26,316,264 shares of common stock and $428,652 in cash in exchange for the cancellation of “February 17, 2021” Note.

As of December 31, 2021, and December 31, 2020, the notes payable due to related parties totaled zero and $792,235, respectively.

Third Party Notes Payable

On June 29, 2018, the Company issued a promissory note (the “June 2018 Note”), in the amount of $750,000, at which time the Company received $735,000. The remaining $15,000 was retained by the lender as an origination fee. On February 28, 2019 the promissory note was refinanced, and the balance increased to $1,000,000(the “February 28, 2019 Note”). As of the date of closing the lender withheld $25,443 from the $375,000balance increase as an origination fee, netting $349,557 to the Company, and on April 3, 2019 the Company received the remaining $250,000. The February 28, 2019 Note bore interest at a rate of 18% per year and is amortized over 12 months. During the year ended December 31, 2020, the Company made payments totaling $506,919 and included $64,326 in interest expense related to this note. As of December 31, 2021 and December 31, 2020, the outstanding balance on the February 28, 2019 Note was zero.

On May 5, 2020, the Company issued a promissory note (the “May 2020 Note”) in the amount of $780,680, at which time the entire balance of $780,680 was received to cover payroll and other operating expenses. This May 2020 Note was issued through the Small Business Administration Paycheck Protection Program (the “PPP Program”), and bears interest at a rate of 1% per year. The PPP Program loans allow a deferment period of 6 months, which would require payments to be made starting November 5, 2020. On November 13, 2020, the May 2020 Note was forgiven in full. As of December 31, 2021 and December 31, 2020, the balance on the May 2020 Note was zero, and the Company recorded a gain in the amount of $780,680.

On October 21, 2020, the Company issued a promissory note (the “October 2020 Note”) in the amount of $600,000, at which time $548,250 was received after subtracting lender costs.  The October 2020 Note bore interest at a rate of 12% per year, with 12 months of interest guaranteed.  The Company issued 32,232,333 shares of our common stock in connection with this borrowing, which required the recording of a discount in the amount of $299,761 against the balance, amortized over the term of the note.  On September 30, 2021, the Company paid off the balance owed on the October 2020 Note of $672,000 and amortized the debt discount of $242,274.  As of December 31, 2021, the balance owed on the October 2020 Note was zero.

On December 10, 2020, the Company issued a promissory note (the “December 2020 Note”) in the amount of $150,000, at which time $130,875 was received after subtracting lender costs.  The December 2020 Note bore interest at a rate of 12% per year, with 12 months of interest guaranteed.  The Company issued 5,769,230 shares of our common stock in connection with this borrowing, which required the recording of a discount in the amount of $34,615 against the balance, amortized over the term of the note.  On September 30, 2021, the Company paid off the balance owed on the December 2020 Note of $152,614 and amortized the debt discount of $32,718.  As of December 31, 2021, the balance owed on the December 2020 Note was zero.

On February 4, 2021, the Company received loan proceeds of $780,680 under the Second Draw of the Paycheck Protection Program (“PPP2”). The PPP2 is evidenced by a promissory note between the Company and the Cache Valley Bank. The note had a five-year term, bore interest at the rate of 1.0% per year, and could have been prepaid at any time without payment of any premium. No payments of principal or interest were due during the six-month period beginning on the date of the Note (the “Deferral Period”).  The principal and accrued interest under the note was forgivable after eight weeks if the Company used the PPP2 Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP2 requirements. In order to obtain forgiveness of the PPP2 Loan, the Company submitted a request and provided satisfactory documentation regarding its compliance with applicable requirements. On March 23, 2021, the company was notified by a representative of Cache Valley Bank that the PPP2 loan was forgiven in full, in the amount of $780,680.  On August 3, 2021 we were notified by the bank that the PPP2 Loan is still due and that the March 23, 2021 notification of forgiveness was sent in error. On December 17, 2021 we were notified by the bank that the PPP2 loan was forgiven in full, in the amount of $787,554, which includes $6,874 of interest. As of December 31, 2021, the balance of the PPP2 loan was zero.

10.  DERIVATIVE LIABILITIES

During the prior year, the Company determined that the convertible notes outstanding as of December 31, 2021 contained embedded derivative instruments as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.  During the quarter ended September 30, 2020, all convertible notes that contained embedded derivative instruments were converted, leaving a derivative liability balance of zero.  As of December 31, 2021 and 2020 the derivative balance is zero.

During the year ended December 31, 2021 and 2020, the Company incurred losses of $0 and $0, respectively, on the conversion of convertible notes. In connection with the convertible notes, for the year ended December 31, 2021 and 2020, the Company recorded $329 and $37,787, respectively, of interest expense and zero and $270,607 respectively, of debt discount amortization expense. As of December 31, 2021, and 2020, the Company had approximately zero and zero, respectively, of accrued interest related to the convertible notes that contained embedded derivative.

11.CAPITAL STOCK

At December 31, 2021 and 2020, the Company’s authorized common stock consists of 10,000,000,000 and 2,000,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.  The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders. As of the date of this report, the Board has designated Series A, Series B, Series C, Series D, Series E, Series F Series G and Series H Preferred Stock.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends, payable quarterly, out of any assets of the Company legally available therefor, at the rate of $8 per share annually, payable in preference and priority to any payment of any dividend on the common stock.  During the year ended December  31, 2021 and 2020, we paid dividends of $148,705 and $20,000, respectively, to the holders of Series A Preferred stock.  During the year ended December 31, 2021, the holders of the 10,000 shares of Series A Preferred Stock converted all outstanding shares of Series A Preferred into 100,000,000 shares of common stock, which ceased any further accruals of dividends on the shares of Series A Preferred.  As of December 31, 2021, the balance owed on the Series A Preferred stock dividend was zero.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock.  Each share of Series B Preferred Stock has a stated value of $100. The Series B Preferred Stock is convertible into shares of the Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.004 per share.  The Series B Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series B Preferred Stock.  As of December 31, 2021, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock.  Each share of Series C Preferred Stock has a stated value of $100. The Series C Preferred Stock is convertible into shares of the Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.01 per share.   The Series C Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series C Preferred Stock.  As of December 31, 2021, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock.  Each share of Series D Preferred Stock has a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue means the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. The Series D Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series D Preferred Stock. During the year ended December 31, 2021, the holder of the 90,000 shares of Series D Preferred Stock converted 3,979 shares of Series D Preferred into 9,947,500 shares of common stock. As of December 31, 2021, the Company had 86,021 shares of Series D Preferred Stock outstanding.  During the year ended December 31, 2021, and 2020, we paid dividends of $257,609, and zero respectively, to the holders of Series D Preferred stock.  As of December 31, 2021, the balance owed on the Series D Preferred stock dividend was zero.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock.  Each share of Series E Preferred Stock has a stated value of $100. The Series E Preferred Stock is convertible into shares of the Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.05 per share.   Series E Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company.  As of December 31, 2021, the Company had 10,000 shares of Series E Preferred Stock outstanding.

Series F Preferred

The Company has designated 800,000 shares of its preferred stock as Series F Preferred Stock.  Each share of Series F Preferred Stock has a stated value of $25.  The Series F Preferred Stock is not convertible into common stock.  The holders of outstanding shares of Series F Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the Company’s common stock.  The Series F Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation. To the extent it may lawfully do so, the Company may, in its sole discretion, after the first anniversary of the original issuance date of the Series F Preferred Stock, redeem any or all of the then outstanding shares of Series F Preferred Stock at a redemption price of $25 per share plus any accrued but unpaid dividends. During the year ended December 31, 2021 the Company redeemed all outstanding shares of Series F Preferred Stock. The Company returned the original investment amount to each Series F holder plus accrued dividends due through June 30, 2021, totaling $62,246, comprised of $61,325 stated value and $921 of accrued dividends.  For the year ended December 31, 2021, the Company paid dividends on shares of the Series F Preferred stock of $2,491.  As of December 31, 2021, the Company had zero shares of Series F Preferred Stock outstanding, and an accrued dividend balance of zero.

Series G Preferred

The Company designated 2,600 shares of its preferred stock as Series G Preferred Stock.  Each share of Series G Preferred Stock has a stated value of $100. The Series G Preferred Stock is convertible into shares of the Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.0019 per share.  The Series G Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series G Preferred Stock.    As of December 31, 2021, the Company had 2,597 shares of Series G Preferred Stock outstanding.

Series H Preferred

On March 18, 2021, the Company designated 1,000 shares of its preferred stock as Series H Preferred Stock.  The Series H Preferred Stock is not convertible into shares of the Company's common stock and entitles the holder to 51% of the voting power of the Company’s shareholders, as set forth in the Certificate of Designation.  As of March 31, 2021, the Company had 1,000 shares of Series H Preferred Stock outstanding and held by Andrew Van Noy, the Chief Executive Officer of the Company.  The 1,000 shares of Series H Preferred stock provided for automatic redemption by the Company at the par value of $0.001 per share on the sooner of: 1) sixty days (60) from the effective date of the Certificate of Designation, 2) on the date Andrew Van Noy ceases to serve as an officer, director or consultant of the Company, or 3) on the date that the Company’s shares of common stock first trade on any national securities exchange.  For the quarter ended March 31, 2021, the Company estimated the value of the Series H Preferred shares to be $5,000,000, which was included in SG&A expenses on the Income Statement and in cash flows from operating activities on the statement of cash flows.  During the six months ended June 30, 2021 the Series H Preferred stock was revalued at $369,596, and the Company recorded a reduction to the value by $4,630,404.  On May 18, 2021, sixty days after the issuance of the shares of Series H Preferred stock, the Company redeemed all outstanding shares of Series H Preferred stock in accordance with the terms thereof.  On September 29, 2021, the Company filed a certificate of withdrawal with the Secretary of State of Nevada, to withdraw the Company’s existing certificate of designation of Series H Preferred Stock, filed a certificate of designation for a new series of Series H Preferred Stock with the Secretary of State of Nevada, and issued 1,000 shares of Series H Preferred Stock to Andrew Van Noy, the Company’s chief executive officer, for services rendered. The Series H Preferred Stock is not convertible into shares of the Company's common stock and entitles the holder to 51% of the voting power of the Company’s shareholders, as set forth in the Certificate of Designation.  As of September 30, 2021 the Company had 1,000 shares of Series H Preferred Stock outstanding and held by Andrew Van Noy, the Chief Executive Officer of the Company.  The 1,000 shares of Series H Preferred stock provide for automatic redemption by the Company at the par value of $0.001 per share on the sooner of: 1) sixty days (60) from the effective date of the Certificate of Designation, 2) on the date Andrew Van Noy ceases to serve as an officer, director or consultant of the Company, or 3) on the date that the Company’s shares of common stock first trade on any national securities exchange.  During the year ended December 31, 2021 the Series H preferred was valued at $511,363, which was included in SG&A expenses on the Income Statement and in cash flows from operating activities on the statement of cash flows. On November 29, 2021, sixty days after the issuance of the shares of Series H Preferred stock, the Company redeemed all outstanding shares of Series H Preferred stock in accordance with the terms thereof.  At December 31, 2021, there were zero shares of Series H Preferred stock outstanding.

Registered Direct Offering

On February 23, 2021, the Company  closed a registered direct offering pursuant to which the Company issued and sold 85,000,000 shares of common stock, 57,857,143 prefunded warrants to purchase common stock (at an exercise price of $0.001), and 142,857,143 warrants to purchase common stock for gross proceeds of $10,000,000 ($8,500,493 net proceeds of which was received February 23, 2021 and $57,857 was received upon exercise of the prefunded warrants), On March 5, 2021, we entered into an amendment agreement with the purchaser for the registered direct offering to reduce the exercise price of the warrants from $0.07 to $0.0454 per share of common stock. On the date of the amendment the closing price of the common stock was $0.0454, so no discount was offered nor was recorded. We also issued an additional 28,571,429 warrants to the purchaser. The Company also issued 10,714,286 warrants (at an exercise price of $0.0875) to the designees of the placement agent in connection with this transaction.  After transaction costs, the Company received net proceeds of $8,558,350, which is being used for operations.

12.STOCK OPTIONS AND WARRANTS

Stock Options

On August 1, 2017, we granted non-qualified stock options to purchase up to 10,000,000 shares of our common stock to a key employee, at a price of $0.01 per share.  The stock options vest equally over a period of 36 months and expire August 1, 2022.  These options allow the optionee to exercise on a cashless basis, resulting in no cash payment to the company upon exercise. If the optionee exercises on a cashless basis, then the above water value (difference between the option price and the fair market price at the time of exercise) is used to purchase shares of common stock. Under this method, the number of shares of common stock issued will be less than the number of options used to obtain those shares of common stock.  On September 30, 2018, the employee exercised, on a cashless basis, 3,324,201 options, resulting in the issuance of 1,233,509 shares of common stock. During the quarter ended March 30, 2021, the employee exercised, on a cashless basis, 6,675,799 options, resulting in the issuance of 5,439,540 shares of common stock.  As of December 31, 2021, all stock options issued on August 1, 2017 were fully exercised.

On September 18, 2017, we granted non-qualified stock options to purchase up to 1,800,000 shares of our common stock to three key employees, at a price of $0.05 per share.  The stock options vest equally over a period of 36 months and expire September 18, 2022. These options allow the optionee to exercise on a cashless basis, resulting in no cash payment to the company upon exercise.  During the year ended December 31, 2020, two of the employees who held 1,200,000 options, collectively, left the company and the options were forfeited, and during the period ended June 30, 2020, a key employee who held 600,000 options left the Company and the options were forfeited.

On January 3, 2018, we granted non-qualified stock options to purchase up to 20,000,000 shares of our common stock to a key employee, at a price of $0.04 per share.  During the year ended December 31, 2021, the key employee left the Company and the options were forfeited.

On January 17, 2020, we granted non-qualified stock options to purchase up to 283,000,000 shares of our common stock to ten key employees and three directors, at an exercise price of $0.0019 per share.  The stock options vest equally over a period of 36 months and expire January 17, 2025. These options allow the optionee to exercise on a cashless basis, any time after January 17, 2021.  During the year ended December 31, 2021, 3,766,668 options were exercised on a cashless basis, resulting in the issuance of 3,366,714 shares of common stock. During the year ended December 31, 2021, a key employee who held 20,000,000 options left the Company, and the options were forfeited.

On June 2, 2020, we granted non-qualified stock options to purchase up to 17,000,000 shares of our common stock to a director, at an exercise price of $0.0018 per share.  The stock options vest equally over a period of 36 months and expire June 2, 2025. These options are exercisable on a cashless basis, any time after June 2, 2021.

On January 5, 2021, we granted non-qualified stock options to purchase up to 368,000,000 shares of our common stock to six key employees and three directors, at an exercise price of $0.0068 per share.  The stock options vest equally over a period of 36 months and expire January 5, 2026. These options are exercisable on a cashless basis, resulting in no cash payment to the Company upon exercise, any time after January 5, 2022.  During the year ended December 31, 2021, a key employee who held 1,000,000 options left the Company, and the options were forfeited.

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

The fair value of options granted during the year ended December 31, 2021 and 2020, were determined using the Black Scholes method with the following assumptions:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Risk free interest rate	1.86%	1.86%
Stock volatility factor	272%	272%
Weighted average expected option life	5 years	5 years
Expected dividend yield	0%	0%

A summary of the Company’s stock option activity and related information follows:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding - beginning of year	429,675,799	$0.0051	150,275,799	$0.0160
Granted	373,000,000	0.0068	300,000,000	0.0018
Exercised	(13,442,467)	0.0066	-	-
Forfeited	(21,000,000)	0.0021	(20,600,000)	0.0400
Outstanding - end of year	768,233,332	$0.0060	429,675,799	$0.0051
Exercisable at the end of year	471,914,611	$0.0063	223,165,297	$0.0081
Weighted average fair value of options granted during the year		$2,580,600		$568,300

As of December 31, 2021, and December 31, 2020, the intrinsic value of the stock options was approximately $5,256,720 and 1,366,650, respectively.  Stock option expense for the year ended December 31, 2021, and 2020 were $1,247,048 and $390,035, respectively.

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

The weighted average remaining contractual life of options outstanding, as of December 31, 2021 was as follows:

Exercise prices	Number of options outstanding	Weighted Average remaining contractual life (years)

$ 0.0150	35,000,000	0.65
$ 0.0131	60,000,000	0.09
$ 0.0130	15,000,000	0.22
$ 0.0068	367,000,000	4.02
$ 0.0053	10,000,000	0.62
$ 0.0019	259,233,332	3.05
$ 0.0018	17,000,000	3.42
$ 0.0170	5,000,000	4.63
	768,233,332

Warrants

During the fiscal year ended December 31, 2021 the Company issued 240,000,001 warrants through four agreements, which are exercisable immediately on a cashless basis at prices ranging from $0.005 to $0.0454 per share. As of December 31, 2021, and 2020, there were 162,703,869 and 20,912,852 warrants outstanding, respectively.

The fair value of warrants granted during the year ended December 31, 2021 and 2020, were determined using the Black Scholes method with the following assumptions:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Risk free interest rate	0.40 – 0.42%	0.40 – 0.42%
Stock volatility factor	335.7 - 337.1%	335.7 - 337.1%
Weighted average expected warrant life	5 years	5 years
Expected dividend yield	0%	0%

A summary of the Company’s warrant activity and related information follows:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding - beginning of period	20,912,852	$0.007	10,000,000	$0.007
Issued	240,000,001	0.037	10,912,852	0.007
Exercised	(98,208,984)	0.007	-	-
Forfeited	-	-	-	-
Outstanding - end of period	162,703,869	$0.048	20,912,852	$0.007
Exercisable at the end of period	162,703,869	$0.048	20,912,852	$0.007
Weighted average fair value of warrants granted during the period		$7,792,900		$98,343

Warrant expense for the year ended December 31, 2021, and 2020 were $983,571 and $98,343, respectively.

The weighted average remaining contractual life of warrants outstanding, as of December 31, 2021 was as follows:

Exercise prices	Number of warrants outstanding	Weighted Average remaining contractual life (years)
$ 0.0875	10,714,286	4.14
$ 0.0454	151,000,000	4.14
$ 0.0072	989,583	3.95
	162,703,869

13.    RELATED PARTIES

Our former Chief Financial Officer is also the President of Bountiful Capital, LLC.  On January 17, 2020, notes payable owed to Bountiful Capital amounting to $240,500 and accrued interest of $19,758 were converted into 2,597 shares of Series G preferred stock. On February 17, 2021, the Company entered into an Unsecured Promissory Note (the “February 17, 2021 Term Note”), in the aggregate principal amount of $840,000, with Bountiful Capital, LLC for gross proceeds of $840,000. The investor is a related party. The note bore interest at a rate of 5% per year and was not convertible into shares of common stock of the Company. Principal and interest under the note were due and payable upon maturity on January 28, 2022, and a prepayment of the note was permitted. On March 4, 2021, the Company paid off the February 17, 2021 Term Note in full in the amount of $840,000. Also on February 17, 2021, the Company entered into an Unsecured Promissory Note (the “February 17, 2021 Refinance Note”) with Bountiful Capital to refinance ten Unsecured Promissory Notes dated between August 3, 2017 and January 3, 2018, with a total principal balance of $683,100 and accrued interest of $113,626.  The February 17, 2021 Refinance Note bore interest of 5% per year and was not convertible into shares of common stock of the Company.  Principal and interest under the note are due and payable upon maturity on August 31, 2021, and a prepayment of the note is permitted.  On February 17, 2021, the Company issued Bountiful Capital 25,000,000 shares of common stock in connection with the issuances of the February 17, 2021 Term Note and the February 17, 2021 Refinance Note, which the Company valued at $2,820,000.  We included $2,820,000 in interest expense related to the 25,000,000 shares. On November 29, 2021, the Company entered into an exchange agreement with Bountiful Capital. Pursuant to the exchange agreement, the Company extinguished the principal amount of $683,100, plus accrued interest of $140,295, on an unsecured promissory note issued to Bountiful Capital on February 27, 2021 by repaying $428,652 in cash and issuing 26,316,264 shares of common stock of the Company in full satisfaction of the note.

As of December 31, 2021, and December 31, 2020, the notes payable due to related parties totaled zero and $792,235, respectively.

Brad Parscale served on the board of directors of the Company from the acquisition of Parscale Creative on August 1, 2017 until his resignation on December 10, 2019. Mr. Parscale is also the owner of Parscale Strategy, LLC.  During the year ended December 31, 2021 and 2020, the Company earned zero and $3,640, respectively, in revenue from providing services to Parscale Strategy, and as of December 31, 2021 and December 31, 2020, Parscale Strategy had an outstanding accounts receivable of zero and zero, respectively.

On August 1, 2017, Parscale Digital signed a lease with Bureau, Inc., a related party, to provide a workplace for the employees of Parscale Digital.  Bureau, Inc., is wholly owned by Jill Giles, an employee of the Company.  During the year ended December 31, 2021, Jill Giles resigned from her position with Company. Details on this lease are included in Note 15.

On August 1, 2017, Parscale Digital signed a lease with Parscale Strategy for computer equipment and office furniture.  Parscale Strategy is wholly owned by Brad Parscale. Details of this lease are included in Note 15.

On March 18, 2021, the Company issued 1,000 shares of its Series H Preferred Stock to the Chief Executive Officer of the Company, Andrew Van Noy.  The Series H Preferred Stock is not convertible into shares of the Company's common stock and entitles the holder to 51% of the voting power of the Company’s shareholders, as set forth in the Certificate of Designation.  The 1,000 shares of Series H Preferred stock provided for automatic redemption by the Company at the par value of $0.001 per share on the sooner of: 1) sixty days (60) from the effective date of the Certificate of Designation, 2) on the date Andrew Van Noy ceases to serve as an officer, director or consultant of the Company, or 3) on the date that the Company’s shares of common stock first trade on any national securities exchange.  On May 18, 2021, the Company redeemed all shares of Series H Preferred stock. On September 29, 2021, the Company filed a certificate of withdrawal with the Secretary of State of Nevada, to withdraw the Company’s existing certificate of designation of Series H Preferred Stock, filed a certificate of designation for a new series of Series H Preferred Stock with the Secretary of State of Nevada, and issued 1,000 shares of Series H Preferred Stock to Andrew Van Noy, the Company’s Chief Executive Officer, for services rendered. See Note 11.

14.CONCENTRATIONS

For the year ended December 31, 2021 and 2020, the Company had three and two major customers that represented approximately 49% and 34% of total revenue, respectively.  At December 31, 2021 and December 31, 2020, accounts receivable from three and two customers, represented approximately 57% and 32% of total accounts receivable, respectively.  The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

15.COMMITMENTS AND CONTINGENCIES

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company has elected the practical expedient to combine lease and non-lease components as a single component. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of December 31, 2021, the company recognized ROU assets of $66,369 and operating lease liabilities of $66,369.

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

Operating Leases

On August 1, 2017, Parscale Digital signed a lease agreement with Bureau, Inc., a related party, which commenced on August 1, 2017, for approximately 8,290 square feet, at 321 Sixth Street, San Antonio, TX 78215, for $9,800 per month, plus a pro rata share of the common building expenses.  The lease expires on July 31, 2022.  As of December 31, 2021, it is unclear whether we will attempt to extend this lease beyond the July 31, 2022 expiration date. The lease expires in less than twelve months, however, the lease liability remains on the Balance Sheet as Right-of-use lease.  This lease does not include a residual value guarantee, nor do we expect any material exit costs.  As of January 1, 2019, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. On November 18, 2021 the lease agreement with Bureau Inc. was terminated and transferred to the new landlord Irish Flats Investment. The terms of the lease agreement remained the same. As of December 31, 2021, the ROU asset and liability balances of this lease were $66,369 and $66,369, respectively.

Total operating lease expense for the year ended December 31, 2021 and 2020 was $178,880 and $155,119, respectively.  The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location at 6500 Hollister Ave., Goleta, CA, to make monthly payments on past due rent totaling $227,052.  Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250. Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802.  During the quarter ended September 30, 2021, the Company paid off the remainder of the reduced balance $10,500 and recorded a gain on extinguishment of debt of $186,802 per the agreed terms. As of December 31, 2021, and December 31, 2020, the outstanding balance was zero and $12,600, respectively.

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

The following is a schedule of the net book value of the finance lease.

Assets	December 31, 2021	December 31, 2020
Leased equipment under finance lease,	$100,097	$100,097
less accumulated amortization	(100,097)	(84,837)
Net	$-	$15,260

Below is a reconciliation of leases to the financial statements.

	ROU Operating Leases	Finance Leases
Leased asset balance	$66,369	$-
Liability balance	66,369	-
Cash flow (non-cash)	-	-
Interest expense	$2,231	$-

The following is a schedule, by years, of future minimum lease payments required under the operating and finance leases.

Years Ending December 31,	ROU Operating Leases	Finance Leases
2021	68,600	-
2022	-	-
2023	-	-
Thereafter	-	-
Total	$68,600	$-
Less imputed interest	(2,231)	-
Total liability	$66,369	$-

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Operating Leases	7 months	10%
Finance Leases	0 months	10%

(1)

This discount rate is consistent with our borrowing rates from various lenders.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

16.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the year ended December 31, 2021, there were the following non-cash activities.

-Certain related party converted a total of $183,131 of principal, interest and fees, into 18,313,074 common shares and the Company issued 25,000,000 shares in connection with the issuance of February17, 2021 Term Note and February 17, 2021 Refinance Note, which the Company valued at $2,820,000 and included in interest expense.

-The values of the ROU operating leases assets and liabilities each declined $105,180, netting to zero on the statement of cash flows.

-The holders of 10,000 shares of Series A Preferred stock converted all shares into 100,000,000 shares of common stock in the amount of $100,000.

-The holders of 3,979 shares of Series D Preferred stock converted into 9,947,500 shares of common stock in the amount of $9,948.

-The holders of 13,109,133 stock options exercised their options into 11,107,503 shares of common stock in the amount of $11,108.

-The holders of 19,923,269 warrants exercised their warrants into 17,313,024 shares of common stock in the amount of $17,314.

-The Company issued 26,316,264 shares of common stock to a related party the value of the common shares recorded was $394,743.

During the year ended December 31, 2020, there were the following non-cash activities.

-Certain lenders converted a total of $291,940 of principal, interest and fees, into 226,300,034 common shares. As a result of these conversions, we recorded a reduction to the derivative liability of $339,105.

-The values of the ROU operating leases assets and liabilities each declined $95,209, netting to zero on the statement of cash flows

-Recorded an initial derivative discount for notes that became convertible during the period, in the amount of $127,273.

-A related party lender exchanged $259,698 of principal and interest for 2,597 shares of Series G Preferred Stock.

-Recorded the value of shares issued to lenders in the amount of $334,377.

17.INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 were as follows, assuming a 21% and 21% effective tax rate, respectively:

	For the years ended December 31,
	2021	2020
Deferred tax provision:
Federal
Deferred tax asset	$4,029,359	$3,427,761
Valuation allowance	(4,029,359)	(3,427,761)
Total deferred tax provision	$-	$-

As of December 31, 2021, the Company had approximately $19,187,423 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2040.  The deferred tax liability balances as of December 31, 2021 and 2020 were zero and zero, respectively.  During the year ended December 31, 2018, it was determined that, due to the Company never having paid federal income taxes and having a large net operating loss (NOL), it is unlikely we will pay federal income taxes in the foreseeable future.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from June 30, 2011 to December 31, 2021 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

18.  SUBSEQUENT EVENTS.

On February 1, 2022, we granted non-qualified stock options to purchase up to 122,500,000 shares of our common stock to five board members, three of which are independent, and one employee, at an exercise price of $0.0295 per share.  The stock options vest equally over a period of 36 months and expire February 1, 2025. These options allow the optionee to exercise on a cashless basis, resulting in no cash payment to the Company upon exercise, anytime after March 1, 2022.

On March 28, 2022, the Company entered into a purchase agreement with an accredited investor to purchase up to $10,000,000 shares (“Purchase Shares”) of the Company’s Common Stock. The Company has the right, in its sole discretion, subject to the conditions and limitations in the Purchase Agreement, to direct the Investor, by delivery of a purchase notice from time to time (a “Purchase Notice”) to purchase (each, a “Purchase”) over the one-year term of the Purchase Agreement, a minimum of $10,000 and up to a maximum of the lower of: (1) one hundred percent (100%) of the average daily trading dollar volume of the Company’s common stock during the ten trading days preceding the Purchase Date; or (2) one million dollars ($1,000,000), provided that the parties may agree to waive such limitations. The aggregate value of Purchase Shares sold to the Investor may not exceed $10,000,000. Each Purchase Notice will set forth the Purchase Price and number of Purchase Shares in accordance with the terms of the Purchase Agreement. The number of Purchase Shares the Company issue under each Purchase will be equal to 112.5% of the Purchase Amount sold under such Purchase, divided by the Purchase Price per share (as defined under the Purchase Agreement). The Purchase Price is defined as the lower of (a) 90% of the lowest volume weighted average price during the Valuation Period; or (b) the closing price for the Company’s common stock on the trading day preceding the date of the Purchase Notice. The Purchase Price will be subject to a floor of $.01 per share, at or below which the Company will not deliver a Purchase Notice. The Valuation Period is the ten consecutive business days immediately preceding, but not including the date a Purchase Notice is delivered.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act of 1934, as amended), as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our management concluded that, due to adjusting journal entries made by our independent auditor, as of December 31, 2021, our disclosure controls and procedures were ineffective.

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified control deficiencies regarding adjusting journal entries. Management of the Company believes this weakness will be remediated as we continue to improve our processes and procedures to control deficiencies in the future.

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2021 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter of fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists the executive officers and directors of the Company:

Name	Age	Position
Andrew Van Noy	39	Chief Executive Officer, President and Chairman

Isabel Gongora	48	Chief Financial Officer

Kevin Myers	59	Director, Chief Marketing Officer

Richard Berliner	68	Independent Director, Chairperson of the Audit Committee, Financial Expert

Virginia Rose O’Meara	37	Independent Director, Chairperson of the Nominating Corporate Governance Committee

Mark Fruehan	60	Independent Director, Chairperson of the Compensation Committee

Andrew Van Noy has been a director of the Company since November 2012. Mr. Van Noy has been the President of the Company since April 2012 and the Chief Executive Officer of the Company since August 2012. He was Executive Vice President of the Company from November 2011 to April 2012 and Vice President of Sales and Marketing of the Company from May 2011 to November 2011. From January 2009 to April 2011, Mr. Van Noy served as the Vice President of Sales and Marketing for PageTransformer, a company which provided web and software development for iPad, iPhone, and Android devices. Mr. Van Noy came to the Company with experience in digital marketing, private equity and investment banking. During his years at the Company, Mr. Van Noy led the efforts to rebrand and restructure the business and presided over the acquisition of a number of companies. Mr. Van Noy graduated from BYU with a Bachelor of Science degree.

The Board of Directors believes that Mr. Van Noy is qualified to serve as a director because of his experience in executive roles and his experience with re-branding and re-structuring of the Company, including the launch of our Magento platform.

Isabel Gongora was appointed on October 7, 2021 to serve as the Company’s Chief Financial Officer. Prior to her appointment as Chief Financial Officer, Ms. Gongora served as the Company’s Controller beginning in March 2018.  From March 2015 to March 2018, Ms. Gongora was the Accounting Manager and Treasurer of Peveto Companies, LTD dba Brake Check, a multi-million-dollar family-owned and operated company since 1968.  Ms. Gongora began her corporate accounting career working for Argo Group, Inc., a public multi-billion-dollar Property and Casualty Insurance Company. Ms. Gongora graduated from The University of Texas at San Antonio with a Bachelor of Science in Accounting and the University of Incarnate Word with a Masters of Science in Accounting.

The Board of Directors believes that Ms. Gongora is qualified to serve as an officer because of her management and industry experience, in addition to her understanding of generally accepted accounting principles and financial reporting.

Kevin Myers, age 59, has been a director of the Company since December 2019 and has been chief marketing officer of the Company since August 26, 2021. Mr. Myers served as the chief marketing and information officer of Donatos Pizza, from February 2018 until March 2020. Prior to Donatos Pizza, Mr. Myers served as the General Manager of the brand division of Majority Strategies, a full-service data, digital and print agency, from November 2015 until February 2018.  In this role, Mr. Myers was responsible for revenue growth and product development in the company’s corporate advertising division.  Prior to Majority Strategies, Mr. Myers held various marketing and advertising roles for over 12 years.  He holds a bachelor’s degrees from the Ohio State University in industrial and computer science engineering.

The Board of Directors believes that Mr. Myers is qualified to serve as a director because of his industry experience and his understanding of industry trends.

On October 7, 2021, the Board of Directors of AiAdvertising, Inc. (the “Company”) appointed Richard Berliner to serve on the Company’s Board of Directors.  Mr. Berliner has been Chairman and Chief Executive Officer of Fifth Gen Media, Inc., a marketing and publishing company, owned by Mr. Berliner since 2016. Mr. Berliner’s prior experience was as Chief Executive Officer of a wireless construction company, Redwing Electric from 2012-2015, which was later sold to an investor group. Mr. Berliner did a one year consulting project for the Swedish equipment manufacturer Ericsson, reporting to the Chief Operating Officer in 2011. Mr. Berliner was the Founder, Chairman and CEO of Berliner Communications or BCI (BCI) which he started in 1995, which subsequently merged with another firm in 2010. Mr. Berliner handled the firm’s quarterly earnings calls and the annual meetings in his role as Chairman. Mr. Berliner graduated from Rutgers with a BA in Business in 1975. He is a Fellow in the Radio Club of America and was elected in 2004.

 The Company’s Board of Directors has determined that Mr. Berliner is “independent” within the meaning of rules of The Nasdaq Stock Market and is qualified to serve on the Board of Directors because of his extensive senior management experience.

 On October 26, 2021, the Board of Directors of the Company appointed Virginia “Rose” O’Meara to serve on the Company’s Board of Directors.  Mrs. O’Meara has been Chief Revenue Officer at GroundTruth, a location-based marketing and advertising technology company, since October 2020. Mrs. O’Meara was Senior Vice President of GroundTruth’s Platform Self-Serve business from October 2019 to September 2020. Mrs. O’Meara was Vice President of Customer Success at a4Media, the media division of Altice USA, from September 2018 to September 2019. Mrs. O’Meara was Chief Executive Officer of Zapp360 beginning in January of 2018 and led its acquisition by Altice USA in September of the same year. Prior to serving as Chief Executive Officer at Zapp360, Mrs. O’Meara also served as Chief Operating Officer from August 2017 to January 2018, Vice President of Customer Success from April 2016 to July 2017, and Director of Business Development from August 2013 to March 2016. Mrs. O’Meara held sales roles as a Director of Mobile Ad Sales at Verve Mobile from July 2012 to August 2013 and as a Digital Account Executive at ITN Digital from January 2010 to July 2012, selling digital and mobile advertising solutions to holding company agencies and brand direct clients on the East Coast in both roles.

 The Company’s Board of Directors has determined that Mrs. O’Meara is “independent” within the meaning of the rules of The Nasdaq Stock Market and is qualified to serve on the Board of Directors because of her extensive industry experience within the ad-tech industry, her deep connections with advertisers and publishers, and her senior management experience.

 On November 4, 2021, the Board of Directors of the Company appointed Mark Fruehan to serve on the Company’s Board of Directors.  Since September 30, 2021, Mr. Fruehan has served as Chief Executive Officer of First Screen of the Americas, which offers digital first brands and content creators alternative distribution and billing mechanisms to monetize content. From July 2020 to June 2021, Mr. Fruehan was Chief Revenue Officer of Tradeswell, the leading AI-driven eCommerce solution, which helps brokers and resellers sell on Amazon, Walmart, and Target.  Prior to serving as Chief Revenue Officer at Tradeswell from April 2018 to July 2020, Mr. Fruehan served as President and Chief Revenue Officer at Verve Group, a Media and Games Invest SE   portfolio company (Berlin) and a privacy-first omnichannel ad platform offering programmatic solutions that connects advertisers and publishers to people in real time.  In October 2016, Mark co-founded Amplify.ai, a global enterprise chatbot platform funded by Costanoa Ventures, which was recently acquired by Triller.net; leading the sales and partner development through their start-up phase until March of 2018.  Mr. Fruehan’s roots in the mobile and wireless industry run deep, with leadership roles at Opera Mediaworks & AdMarvel as President, and Head of Business development and innovation at VeriSign and CellStar.  Mr. Fruehan has over 30 years of experience in the digital and mobile industry across cost per engagement, mobile content data service, media, monetization, including payments, and messaging. Mr. Fruehan has worked closely with brands, mobile operators, and media companies; in addition to holding several advisory seats and board memberships at early-stage ventures and established tech companies alike. Mr. Fruehan attended Penn State, earning a Bachelor of Science in Economics, and is a proud member of the 1982 NCAA Championship Football Team.

 The Company’s Board of Directors has determined that Mr. Fruehan is “independent” within the meaning of the rules of The Nasdaq Stock Market and is qualified to serve on the Board of Directors because of his extensive industry experience within the ad-tech industry, his deep connections with advertisers and publishers, and his senior management experience.

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

Board Committees

On November 4, 2021 the Board formed and appointed Richard Berliner, Virginia Rose O’Meara, and Mark Fruehan as members of  the Audit Committee , with Mr. Berliner serving as the Chairperson. The Board has determined that each of the members of the Audit Committee designated is independent pursuant to the required standards set forth in Rule 10A-3(b) of the Security Exchange Act of 1934, as amended, based on an evaluation of the relationships between the Company and each of the members.

Mr. Berliner is designated as the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended, based on the Board’s evaluation of his knowledge of accounting, qualifications and experience and has an appropriate background which results in his financial sophistication in accordance with the additional audit committee requirements of Rule 5605(c)(2)(A).

On November 4, 2021 the Board formed and appointed Richard Berliner, Virginia Rose O’Meara, and Mark Fruehan as members of  the Compensation Committee , with Mr. Fruehan serving as the Chairperson.

On November 4, 2021 the Board formed and appointed Richard Berliner, Virginia Rose O’Meara, and Mark Fruehan as members of the Nominating and Corporate Governance Committee , with Mr. O’Meara serving as the Chairperson.

The Board has determined that each of the members of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee is independent, pursuant to the definition of independence under Rule 5605(a)(2) of the Nasdag Listing Rules.

Code of Business Conduct and Ethics

The Company has adopted a Code of Conduct that applies to all of its directors, officers and employees.  Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the Audit Committee, or the full Board of Directors and, in the case of a waiver for members of the Audit Committee, by the Board of Directors.  Any such waivers will be promptly disclosed to the Company’s shareholders. A copy of our Code of Conduct is available on our website (www.aiadvertising.com) and will be provided to any person requesting same without charge. To request a copy of our Code of Conduct please make written request to our Chief Executive Officer c/o AiAdvertising, Inc. at 321 Sixth Street, San Antonio, TX 78215.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future.  As more fully described below, our Compensation Committee makes all decisions for the total direct compensation of our executive officers, including the Named Executive Officers.

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

On November 4, 2021 the Board formed and appointed Richard Berliner, Virginia Rose O’Meara, and Mark Fruehan as members of the Compensation Committee, with Mr. Fruehan serving as the Chairperson.  The compensation committee applies the philosophy and policies described below.

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

•Base salary and benefits are designed to attract and retain employees over time.

•Incentive compensation awards are designed to focus employees on the business objectives for a particular year.

•Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

•Severance and change in control plans are designed to facilitate the Company’s ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered.  We currently have not given separation benefits to any of our Name Executive Officers.

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

The Elements of AiAdvertising’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  The Board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise.  None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by the Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended December 31, 2021, all executive officer base salary decisions were approved by the Board of Directors.

Our Board of Directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, or during the year if needed, and the Board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions.

Equity Incentive Awards

Our 2003 Stock Option Plan for directors, officers, employees and key consultants (the “2003 Plan”) which authorized the issuance of up to 5,000,000 shares of our common stock pursuant to the 2003 Plan terminated upon the expiration of the remaining options granted under the 2003 Plan on May 24, 2014.  In December 2020 the Company adopted the AiAdvertising, Inc. 2020 Equity Incentive Plan.  The Board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options, if any, currently held by the officer and their vesting schedule.  Our policy prohibits backdating options or granting them retroactively. As of December 31, 2021, 768,233,332 stock options granted are outstanding.

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

Executive Officer Compensation

The following summary compensation table sets forth certain information concerning compensation paid to the Company’s Chief Executive Officer and its most highly paid executive officers whose total annual salary and bonus for services rendered in all capacities for the fiscal year ended December 31, 2021 was $100,000 or more.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Option Awards	All Other Compensation	Total

Andrew Van Noy Chief Executive Officer, President, and Director	2021	$225,000	-0-	$125,000(1)	$350,000
	2020	$225,000	-0-	-0-	$225,000

Isabel Gongora Chief Financial Officer	2021	$140,000	-0-	-0-	$140,000
	2020	$100,000	-0-	-0-	$100,000

Kevin Myers Chief Marketing Officer	2021	$250,000	-0-	-0-	$250,000

(1) In consideration of Andrew Van Noy’s service and performance to the Corporation as the Chief Executive Office, Mr. Van Noy was awarded a bonus.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by the Company’s executive officers at December 31, 2021.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Andrew Van Noy (1) Chief Executive Officer and President	5,000,000	- 0 -	$0.01	August 13, 2022
	30,000,000	- 0 -	$0.01	February 3, 2022
	15,000,000	- 0 -	$0.01	March 20, 2022
	20,000,000	- 0 -	$0.02	August 25, 2022
	50,000,000	- 0 –	$0.00	January 17, 2025
	50,000,000	- 0 -	$0.01	January 5, 2026

Kevin Myers (2) Chief Marketing Officer	10,000,000	- 0 -	$0.00	January 17, 2025
	17,000,000	- 0 -	$0.00	June 2, 2025
	100,000,000	- 0 -	$0.01	January 5, 2026

Isabel Gongora (3) Chief Financial Officer	10,000,000	-0-	$0.00	January 17, 2025
	20,000,000	-0-	$0.01	January 5, 2026

(1)On August 13, 2012, Mr. Van Noy received stock options to purchase 5,000,000 shares of common stock, at an exercise price of $0.0053 per share exercisable for a period of seven years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.  On February 3, 2015, Mr. Van Noy received stock options to purchase 30,000,000 shares of common stock, at an exercise price of $0.0131 per share exercisable for a period of seven years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On March 20, 2015, Mr. Van Noy received stock options to purchase 15,000,000 shares of common stock, at an exercise price of $0.013 per share exercisable for a period of seven years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.  On August 25, 2015, Mr. Van Noy received stock options to purchase 20,000,000 shares of common stock, at an exercise price of $0.015 per share exercisable for a period of seven years from the date of grant.  On January 17, 2020, Mr. Van Noy received stock options to purchase 50,000,000 shares of common stock, at an exercise price of $0.0019 per share exercisable for a period of seven years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.  On January 5, 2021, Mr. Van Noy received stock options to purchase 50,000,000 shares of common stock, at an exercise price of $0.0170 per share exercisable for a period of five years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

(2)On January 17, 2020, Mr. Myers received stock options to purchase 10,000,000 shares of common stock, at an exercise price of $0.0019 per share exercisable for a period of five years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.  On June 2, 2020, Mr. Myers received stock options to purchase 17,000,000 shares of common stock, at an exercise price of $0.0018 per share exercisable for a period of five years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On January 5, 2021, Mr. Myers received stock options to purchase 100,000,000 shares of common stock, at an exercise price of $0.0068 per share exercisable for a period of five years from the date of grant.

(3)On January 17, 2020, Ms. Gongora received stock options to purchase 2,000,000 shares of common stock, at an exercise price of $0.0019 per share exercisable for a period of five years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.  On January 5, 2021, Ms. Gongora received stock options to purchase 10,000,000 shares of common stock, at an exercise price of $0.0068 per share exercisable for a period of five years from the date of grant.  These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

Director Compensation

The Company’s directors receive compensation for their services rendered to the Company as directors. During the fiscal years ended December 31, 2021 and 2020, this compensation totaled $30,000 and $30,000, respectively, to each director.  Compensation to officers excluding compensation for serving on the board as set forth in table below is included in the summary compensation table above.

The following table sets forth compensation we paid to our directors during the year ended December 31, 2021 (excluding compensation under the Summary Compensation table above).

Name	Fees Earned or Paid in Cash	Stock Awards -2	Option Awards	All Other Compensation	Total
Andrew Van Noy	30,000	—	—	—	30,000
Kevin Myers	30,000	—	—	—	30,000
Richard Berliner	30,000	—	—	—	30,000
Virginia Rose O’Meara	30,000	—	—	—	30,000
Mark Fruehan	30,000	—	—	—	30,000

Employment Agreements

The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with its executive officers in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of AiAdvertising at March 31, 2022.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 31, 2022 are deemed outstanding even if they have not actually been exercised.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 1,055,556,518 outstanding shares of common stock.  Except as otherwise listed below, the address of each person is c/o AiAdvertising, Inc., 321 Sixth Street, San Antonio, TX 78215.  Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership

Andrew VanNoy Chairman, Chief Executive Officer, and President (2)	137,665,838	11.5%

Isabel Gongora Chief Financial Officer (3)	5,578,082	*

Kevin Myers Director (4)	60,541,553	5.4%
Mark Fruehan Director (5)	397,260	*
Virginia Rose O’Meara Director (6)	397,260	*

Richard Berliner Director (7)	397,260	*

All current Executive Officers and Directors as a Group (6 persons)	204,977,254	16.2%

Jerry Hug Director of Operations (8)	144,898,630	12.1%

Zachary Bartlett Vice President of Communications (9)	67,533,303	6.0%

Greg Boden (10)	115,000,000	9.8%

Bradley Parscale (11)	225,000,000	17.6%

* Less than 1%.

(1)Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2)Includes 137,665,838 shares which may be purchased by Mr. Van Noy pursuant to stock options that are exercisable within 60 days of March 31, 2022.

(3)Includes 5,578,082 shares which may be purchased by Ms. Gongora pursuant to stock options that are exercisable within 60 days of March 31, 2022.

(4)  Includes 60,541,553 shares which may be purchased by Mr. Myers pursuant to stock options that are exercisable within 60 days of March 31, 2022.

(5)  Includes 397,260 shares which may be purchased by Mr. Fruehan pursuant to stock options that are exercisable within 60 days of March 31, 2022.

(6)  Includes 397,260 shares which may be purchased by Ms. O’Meara pursuant to stock options that are exercisable within 60 days of March 31, 2022.

(7) Includes 397,260 shares which may be purchased by Mr. Berliner pursuant to stock options that are exercisable  within 60 days of March 31, 2022.

(8)Includes 144,898,630 shares which may be purchased by Mr. Hug pursuant to stock options that are exercisable within 60 days of March 31, 2022.

(9)Includes 35,000,000 shares which may be purchased by Mr. Bartlett pursuant to stock options that are exercisable within 60 days of March 31, 2022.

(10)Includes 115,000,000 shares which may be purchased by Mr. Boden pursuant to stock options that are exercisable within 60 days of March 31, 2022. Does not include Series C Preferred stock held by Bountiful Capital LLC, of which Mr. Boden serves as President.  Such securities are subject to a 4.99% ownership blockers.

(11)Includes shares underlying 86,021 shares of Series D Preferred Stock. Each share of Series D Preferred Stock may be converted at any time upon ninety (90) days’ written notice, into 2,500 shares of the Company’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None.

Director Independence

Our independent directors, as defined under Nasdaq Marketplace Rules. consist of Richard Berliner, Virginia Rose O’Meara, and Mark Fruhan,

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

M&K CPAs, PLLC (“M&K”) has served as the Company’s independent registered accountants since August 2018.  M&K also is a provider of tax services to the Company.

Audit Fees

An aggregate of $95,000 was billed to us by our auditors for professional services, including audit of the annual financial statement of the Company for the fiscal year ended December 31, 2021, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2021, June 30, 2021, and March 31, 2021.

An aggregate of $73,300 was billed to us by our auditors for professional services, including audit of the annual financial statement of the Company for the fiscal year ended December 31, 2020, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2020, June 30, 2020, and March 31, 2020.

Audit Related Fees

None.

Tax Fees

Our auditors billed the Company $3,000 for tax preparation services during the fiscal year ended December 31, 2021.

Our auditors billed the Company $1,500 for tax preparation services during the fiscal year ended December 31, 2020.

All Other Fees

None.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The AiAdvertising, Inc. financial statements are included in Item 8. Financial Statements and Supplementary Data.

2. Financial Schedules

None.

3. Exhibits.

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference from the exhibits included with the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission, dated April 10, 2002).
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

3.9	Certificate of Designation of Series E Preferred Stock (incorporated by reference to 8-K filed November 17, 2017)
3.10	Certificate of Designation of Series F Preferred Stock (incorporated by reference to 8-K filed January 3 ,2020)
3.11	Certificate of Designation of Series G Preferred Stock (incorporated by reference to 8-K filed February 12, 2020)
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1

Form of Stock Option Agreement (Incorporated by reference to exhibits filed with the Company's Current Report on Form 10-Q/A filed with the Securities and Exchange Commission, dated February 17, 2015).

10.2	Form of Common Warrant (incorporated by reference to 8-K filed February 22, 2021)
10.3	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed February 22, 2021)
10.4	Form of Amendment Agreement (incorporated by reference to 8-K filed March 8, 2021)
10.5	2020 Incentive Stock Plan (incorporated by reference to S-8 filed February 18, 2021)
10.6	AiAdvertising 2021 Equity Incentive Plan (incorporated by reference to 14C filed December 29, 2021)
10.6	Engagement Letter (incorporated by reference to 8-K filed February 22, 2021)
10.7	Purchase Agreement, dated March 28, 2022, between the Company and GHS Investments, LLC (incorporated by reference to 8-K filed on March 29, 2022)
21.1*	List of Subsidiaries
23.1*	Consent of M&K CPAs, PLLC
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial/Accounting Officer
32.1**	Section 906 Certification of Principal Executive Officer
32.2**	Section 906 Certification of Principal Financial/Accounting Officer
EX-101.INS*	INLINE XBRL INSTANCE DOCUMENT - THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT.
EX-101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB*	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

 * Filed herewith

**   Furnished herewith

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIADVERTISING, INC.
Date: April 14, 2022	By: /s/ Andrew Van Noy
Andrew Van Noy
Chief Executive Officer and President (Principal Executive Officer)

By /s/ Isabel Gongora
Isabel Gongora
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Andrew Van Noy,	Chief Executive Officer, President and Chairman (Principal Executive Officer)	April 14, 2022

Signature	Title	Date
/s/ Isabel Gongora	Chief Financial Officer	April 14, 2022

Signature	Title	Date
/s/ Kevin Myers,	Director	April 14, 2022

Signature	Title	Date
/s/ Mark Fruehan	Director	April 14, 2022

Signature	Title	Date
/s/ Richard Berliner,	Director	April 14, 2022

Signature	Title	Date
/s/ Virginia Rose O’Meara	Director	April 14, 2022