Form 10-Q
period 2022-03-31
AiAdvertising, Inc.
filed 2022-05-16
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2022.

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

As of May 16, 2022, the number of shares outstanding of the registrant’s common stock, par value $0.001, was 1,134,084,046

PART I. - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,483,741	$3,431,455
Accounts receivable, net	357,058	497,422
Costs in excess of billings	11,141	27,779
Prepaid and other current Assets	149,275	182,427
TOTAL CURRENT ASSETS	3,001,215	4,139,083

PROPERTY & EQUIPMENT, net	114,706	114,249
RIGHT-OF-USE ASSETS	38,397	66,369

OTHER ASSETS
Lease deposit	9,800	9,800
Goodwill and other intangible assets, net	20,202	20,202
TOTAL OTHER ASSETS	30,002	30,002

TOTAL ASSETS	$3,184,320	$4,349,703

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,201,426	$791,727
Accounts payable, related party	10,817	10,817
Accrued expenses	90,723	72,158
Operating lease liability	38,397	66,369
Deferred revenue and customer deposit	488,145	491,635
TOTAL CURRENT LIABILITIES	1,829,508	1,432,706

TOTAL LIABILITIES	1,829,508	1,432,706
COMMITMENTS AND CONTINGENCIES (see Note 14)

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 Authorized shares:
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and outstanding;	18	18
Series C Preferred Stock; 25,000 authorized, 14,425 shares issued and outstanding;	14	14
Series D Preferred Stock; 90,000 authorized, 86,021 and 90,000 shares issued and outstanding;	86	86
Series E Preferred stock; 10,000 authorized, 10,000 shares issued and outstanding;	10	10
Series F Preferred stock; 800,000 authorized, zero and 2,413 shares issued and outstanding;	-	-
Series G Preferred stock; 2,600 authorized, 2,597 shares issued and outstanding;	3	3
Common stock, $0.001 par value; 10,000,000,000 and 2,000,000,000 authorized shares; 1,111,768,960 and 1,055,556,518 shares issued and outstanding, respectively	1,111,778	1,055,566
Additional paid in capital	47,648,007	46,667,049
Common stock payable, consisting of 5,000,000 shares valued at $0.1128	564,000	564,000
Accumulated deficit	(47,969,104)	(45,369,749)
TOTAL SHAREHOLDERS' EQUITY	1,354,812	2,916,997

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,184,320	$4,349,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2022	March 31, 2021

REVENUE	$1,199,662	$1,551,198

COST OF REVENUE	1,535,832	940,998
Gross Profit	(336,170)	610,200

OPERATING EXPENSES
Salaries and outside services	1,264,705	1,427,099
Selling, general and administrative expenses	1,014,564	6,455,970
Depreciation and amortization	9,113	10,749
TOTAL OPERATING (INCOME) EXPENSES	2,288,382	7,893,818

INCOME (LOSS) FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	(2,624,552)	(7,283,618)

OTHER INCOME (EXPENSE)
Gain (loss) on extinguishment of debt	-	27,411
Gain (loss) forgiveness of PPP Loan	-	780,680
Gain (loss) on Sales of Discontinued Operations	25,197	-
Interest expense	-	(4,074,731)
TOTAL OTHER INCOME (EXPENSE)	25,197	(3,266,640)

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR TAXES	(2,599,355)	(10,550,258)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE PROVISION FOR TAXES	-	43,937

PROVISION (BENEFIT) FOR INCOME TAXES	-	-

NET INCOME/(LOSS)	(2,599,355)	(10,506,321)

PREFERRED DIVIDENDS	-	10,116

NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,599,355)	$(10,516,437)

NET LOSS PER SHARE
BASIC	$(0.00)	$(0.01)
DILUTED	$(0.00)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,057,633,026	802,164,932
DILUTED	1,057,633,026	802,164,932

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Three Months Ended March 31, 2021

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Payable	Accumulated Deficit	Total
Balance, December 31, 2020	147,460	$147	683,940,104	$683,949	$31,486,837	$-	(36,886,978)	$(4,716,045)

Conversion of convertible note	-	-	18,313,074	18,313	164,818		-	183,131
Stock issuances to lenders	-	-	110,000,000	110,000	12,652,143		-	12,762,143
Series A preferred stock dividend declared ($0.86 per share)	-	-	-	-	(8,604)		-	(8,604)
Series F preferred stock dividend declared ($0.67 per share)	-	-	-	-	(1,512)		-	(1,512)
Stock based compensation	-	-	-	-	238,634		-	238,634
Stock option exercises	-	-	3,528,955	3,529	(3,529)		-	-
Preferred stock conversion	(10,000)	(10)	100,000,000	100,000	(99,990)		-	-
Warrant issuance	-	-	-	-	983,571		-	983,571
Warrant exercise	-	-	8,556,034	8,556	(8,556)		-	-
Other - RegA Investor Funds	(100)	-	-	-	(2,500)		-	(2,500)
Issuance of Series H Preferred stock	1,000	1			4,999,999			5,000,000
Net loss	-	-	-	-	-		(10,506,321)	(10,506,321)

Balance, March 31, 2021	138,360	138	924,338,167	924,347	50,401,311		(47,393,299)	3,932,497

	Three Months Ended March 31, 2022
Balance, December 31, 2021	132,028	$131	1,055,556,518	$1,055,566	$46,667,049	$564,000	(45,369,749)	$2,916,997

Conversion of convertible note, related party								-
Proceeds from issuance of common stock			55,300,000	55,300	588,324			643,624
Stock issuances to related party								-
Stock based compensation					393,546		-	393,546
Stock option exercised - cashless basis			912,442	912	(912)		-	-
Stock option exercised - cash basis								-
Preferred stock conversion							-	-
Warrant issuance								-
Warrant exercise - cashless basis							-	-
Warrant exercise - cash basis								-
Net Loss	-	-	-	-			(2,599,355)	(2,599,355)

Balance, March 31, 2022	132,028	$131	1,111,768,960	$1,111,778	$47,648,007	$564,000	(47,969,104)	$1,354,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continued operations	$(2,599,355)	$(10,550,258)

Adjustment to reconcile net loss to net cash (used in) operating activities
Bad debt expense	(1,150)	627
Depreciation and amortization	9,113	10,749
Finance charge, related party	-	2,820,000
Amortization of Debt Discount	-	274,992
Gain on settlemet of debt	-	(27,411)
Gain on forgiveness of PPP loan	-	(780,680)
Gain on Sale of Discontinued Operations	(25,197)	-
Non-cash compensation expense	393,546	238,634
Non-cash service expense	-	983,571
Issuance of Series H Pref to employee	-	5,000,000
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	141,514	(453,459)
Prepaid expenses and other assets	33,152	(4,770)
Costs in excess of billings	16,638	-
Accounts payable	409,699	(730,478)
Accrued expenses	18,565	(255,811)
Customer Deposits	(3,490)	79,802
NET CASH (USED IN) OPERATING ACTIVITIES - continued operations	(1,606,965)	(3,394,492)
NET CASH PROVIDED BY OPERATING ACTIVITIES - discontinued operations	-	43,937
NET CASH (USED IN) OPERATING ACTIVITIES	(1,606,965)	(3,350,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(9,570)	(10,930)
Proceeds from the sale of discontinued operations	25,197	-
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	15,627	(10,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividend	-	(259,121)
Proceeds of issuance of common stock, net	643,624	9,942,143
Proceeds (payments) on line of credit, net	-	(366,012)
Proceeds (payments) of preferred stock	-	(2,500)
Principal payments on debt, third party	-	(750,000)
Proceeds from PPP loan	-	780,680
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	643,624	9,345,190

NET INCREASE / (DECREASE) IN CASH	(947,714)	5,983,705

CASH, BEGINNING OF PERIOD	3,431,455	10,538

CASH, END OF PERIOD	$2,483,741	$5,994,243

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$285,293
Taxes paid	$-	$-

Non-cash financing activities:
Conversion of notes payable to common stock, related party	$-	$181,131
Right of use assets	$27,972	$25,322
Conversion of preferred to common stock	$-	$100,000
Exercise of stock options	$912	$3,529
Exercise of warrants	$-	$8,556
Issuance of common stock to lenders	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AiADVERSTISING, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2022

1. BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of AiAdvertising, Inc. (“AiAdvertising,” “we,” “us,” “our,” or the “Company”) and its wholly-owned subsidiaries, have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”).  The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by generally accepted accounting principles (“GAAP”) and should be read in conjunction with our consolidated financial statements and footnotes in the Company's annual report on Form 10-K filed with the SEC on April 14, 2022. In the opinion of management, the unaudited Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries which the Company does not expect to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Going Concern

The accompanying Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying Consolidated Financial Statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. As of March 31, 2022, management reassessed going concern and found the Company will have sufficient liquidity for the next 12 months such that there is no substantial doubt about its ability to continue as a going concern.  During the year ended December 31, 2021 the Company raised capital from investors through sales of securities and normal course of business operations, which allowed the company to improve cash flow and pay down obligations.   As of March 31, 2022, the Company had positive working capital of $1,171,707. We have historically reported net losses, and negative cash flows from operations, which raised substantial doubt about the Company’s ability to continue as a going concern in previous years.  The appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital. Historically, the Company has obtained funds from investors since its inception through sales of our securities. The Company will also seek to generate additional working capital from increasing sales from its Ai Platform, creative, website development and digital advertising service offerings, and continue to pursue its business plan and purposes.

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

Reclassifications

During the quarter ended March 31, 2022 we recognized cost of revenue in the statement of operations. Certain prior periods have been reclassified to reflect current period presentation.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition.  Management reviews accounts receivable on a regular basis, based on contractual terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balance of the allowance account at March 31, 2022 and December 31, 2021 are $5,619 and $4,469 respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2022, the Company held cash and cash equivalents in the amount of $2,483,741, which was held in the Company’s operating bank accounts.  This amount is held in a bank account exceeding the FDIC insured limit of $250,000.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $9,113 and $10,577 for the three months ended March 31, 2022 and 2021, respectively.

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of our income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations includes digital advertising revenue. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 606, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work on the balance sheet as costs in excess of billings. The terms of services contracts generally are for periods of less than one year. The deferred revenue and customer deposits as of March 31, 2022, and December 31, 2021 were $488,145 and $491,635, respectively. The costs in excess of billings as of March 31, 2022 and December 31, 2021 was $11,141 and $27,779, respectively.

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

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $151,138 and zero for the three months ended March 31, 2022 and 2021, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $78,396 and $21,143 for the three months ended March 31, 2022 and 2021, respectively.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of March 31, 2022 and December 31, 2021, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

2.	Compare the carrying amount of the intangible asset to the fair value.

3.	If the carrying amount is greater than the fair value, then the carrying amount is reduced to reflect fair value.

Goodwill and Intangible assets are comprised of the following, presented as net of amortization:

March 31, 2022

	AiAdvertising	Total
Domain name	20,202	20,202
Total	$20,202	$20,202

December 31, 2021

	AiAdvertising	Total
Domain name	20,202	20,202
Total	$20,202	$20,202

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

Concentrations of Business and Credit Risk

The Company operates in a single industry segment.  The Company markets its services to companies and individuals in many industries and geographic locations.  The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk.  The Company typically offers its customers credit terms.  The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral.  In the event of nonpayment, the Company has the ability to terminate services. As of March 31, 2022, the Company held cash and cash equivalents in the amount of $2,483,741, which was held in the operating bank accounts.  Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000.  For further discussion on concentrations see footnote 13.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest.  Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended March 31, 2022, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2022 based on the grant date fair value estimated.  Stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2022 is based on awards ultimately expected to vest or has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The stock-based compensation expense recognized in the consolidated statements of operations during the three months ended March 31, 2022 and 2021 were $393,546 and $238,634, respectively.

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

For the three months ended March 31, 2022, the Company has excluded 383,329,440 shares of common stock underlying options, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 86,021 Series D Preferred shares convertible into 215,052,500 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock and 162,703,869 shares of common stock underlying warrants, because their impact on the loss per share is anti-dilutive.  During the three months ended March 31, 2022, the above mentioned shares are included in the calculation for diluted earnings per share, resulting in 1,512,645,020 shares being added to the weighted average common and common equivalent shares outstanding.

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

Management reviewed accounting pronouncements issued during the quarter ended March 31, 2022, and no pronouncements were adopted during the period.

Management reviewed accounting pronouncements issued during the year ended December 31, 2021, and the following pronouncements were adopted during the period.

In January 2017, the FASB issued 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Due to the limited amount of goodwill and intangible assets recorded at December 31, 2021, the impact of this ASU on the Company’s consolidated financial statements and related disclosures was immaterial.

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

Discontinued Operations

On June 11, 2021, the Company entered into and closed an asset purchase agreement (the “Asset Purchase Agreement”) with Liquid Web, LLC (“Buyer”) under which it sold the web hosting and maintenance revenue stream (the “Asset Sale”) to the Buyer for a Purchase Price of $251,966 which included the “Indemnity Holdback” amount of $25,197.  The Buyer agreed to pay the Company the “Indemnity Holdback” amount within 45 days following the six-month anniversary of the closing date (June 11, 2021) in accordance with the Asset Purchase Agreement. As of March 31, 2022 the “Indemnity Holdback” amount was paid by the Buyer and is recorded as a Gain on Sale of Discontinued Operations in our statement of operations.

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

The following table summarizes the results of operations for the three months ended March 31, 2022 and 2021.

	Three months ended March 31, 2022 (unaudited)			Three months ended March 31, 2021 (unaudited)
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Hosting Revenue	-	-	-	$ 73,322	-	$ 73,322
Cost of Sales	-	-	-	29,385	-	29,385
Net Income from Discontinued Operations	$ -	$ -	$ -	$ 43,937	-	$ 43,937

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

For the three months ended March 31, 2022, we used the federal tax rate of 21% in our determination of the deferred tax assets and liabilities balances.

For the three months ended March 31, 2022

Current tax provision:
Federal
Taxable income	$ -
Total current tax provision	$ -

Deferred tax provision:
Federal
Loss carryforwards	$ 4,492,820
Change in valuation allowance	(4,492,820)
Total deferred tax provision	$ -

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

Creative Design

We provide branding and creative design services, which we believe set apart our clients from their competitors and establish them in their specific markets.  We believe in showcasing our clients’ brands uniquely and creatively to infuse the public with curiosity to learn more.  We classify revenue as creative design that includes branding, photography, copyrighting, printing, signs and interior design. Contracts are generated to assure both the company and the client are committed to partnership and both agree to the defined terms and conditions and are typically less than one year.  The Company recognizes revenue when performance obligations are met, usually when creative design services obligations are complete, when the hours are recorded, designs are presented, website themes are complete, or any other criteria as mutually agreed.

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

-We have discretion in supplier selection; and

-The Company has credit risk

-During the three months ended March 31, 2022 and 2021, we included $773,300 and $684,561 respectively, in revenue, related to reimbursable costs.

-The deferred revenue and customer deposits as of March 31, 2022 and December 31, 2021 were $488,145 and $491,635, respectively.

For the three months ended March 31, 2022 and 2021 (unaudited), revenue was disaggregated into the four categories as follows:

	Three months ended March 31, 2022 (unaudited)			Three months ended March 31, 2021 (unaudited)
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Design	292,701	-	292,701	474,593	-	474,593
Development	13,938	-	13,938	41,255	-	41,255
Digital Advertising	849,525	-	849,525	1,034,165	-	1,034,165
Platform License	43,498	-	43,498	-	-	-
Total	$ 1,199,662	$ -	$ 1,199,662	$ 1,551,198	$ -	$ 1,551,198

4.    LIQUIDITY AND OPERATIONS

The Company had a net loss of $2,599,355 for the three months ended March 31, 2022, which includes net income from discontinued operations of zero, a net loss of $10,506,321 for the three months ended March 31, 2021, which includes net income from discontinued operations of $43,937, and net cash used in operating activities of $(1,606,965) and $(3,350,555), in the same periods, respectively.

As of March 31, 2022, the Company had a short-term borrowing relationship with two lenders. The lenders provided short-term and long-term financing under a secured borrowing arrangement, using our accounts receivable as collateral, disclosed in footnote 6, as well as convertible notes disclosed in footnote 7. As of March 31, 2022, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

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

5.INTANGIBLE ASSETS

Domain Name

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202. We use the domain as the main landing page for the Company.  The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet.  As of March 31, 2022, we determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense.  The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

Trademark

On September 22, 2015, the Company purchased the trademark rights to “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000.  The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet.  The trademark expired in 2021 and the Company submitted a renewal application for an additional 10 years.  As of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense.  For the three months ended March 31, 2022 and 2021, the Company included zero and $172, respectively, in depreciation and amortization expense related to this trademark. During the year ended December 31, 2021, the Company did not renew the trademark and recorded the remaining intangible asset balance to depreciation and amortization. As of December 31, 2021, the balance on this intangible asset was zero.

The Company will assess this intangible asset for impairment, if an event occurs that may affect the fair value, or at least annually.

The Company’s intangible assets consist of the following:

		March 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name and Trade Mark	20,202	-	20,202	20,202	-	20,202
Total	$ 20,202	$-	$20,202	$20,202	$-	$20,202

Total amortization expense charged to operations for the three months ended March 31, 2022, and 2021 were zero and $172, respectively.

6.   CREDIT FACILITIES

None

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

On April 20, 2018, the Company issued a convertible promissory note (the “April 2018 Note”) in the amount of up to $200,000, at which time we received an initial advance of $200,000 to cover operational expenses. The terms of the April 2018 Note, as amended, allowed the lender, a related party, to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.01 per share. The April 2018 Note bore interest at a rate of 5% per year and had a maturity date of April 20, 2021. During the year ended December 31, 2018, we determined that the April 2018 Note offered a conversion price which was lower than the market price, and therefore included a beneficial conversion feature. The Company included the amortization of this beneficial conversion feature in interest expense in the amount of $139,726 during the year ended December 31, 2018, and $60,274 during the year ended December 31, 2019. During the year ended December 31, 2019, we determined that the conversion feature of the April 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the April 2018 Note. The fair value of the April 2018 Notes has been determined by using the Binomial lattice formula from the effective date of the note. On June 23, 2020, the lender converted $38,894 of the outstanding balance and accrued interest of $4,236 into 4,313,014 shares of common stock. On January 13, 2021, the lender converted $161,106 of the outstanding balance and accrued interest of $22,025 into 18,313,074 shares of common stock. The balance of the April 2018 Note, as of March 31, 2022 and 2021 was zero.  This note was converted within the terms of the agreement.

8.    NOTES PAYABLE

Related Party Notes Payable

On August 3, 2017, the Company issued a promissory note (the “August 3, 2017 Note”) in the amount of $25,000, at which time the entire balance of $25,000 was received to cover operational expenses.  The August 3, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 3, 2017 Note, as of March 31, 2022 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On August 15, 2017, the Company issued a promissory note (the “August 15, 2017 Note”) in the amount of $34,000, at which time the entire balance of $34,000 was received to cover operational expenses.  The August 15, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 15, 2017 Note, as of March 31, 2022 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On August 28, 2017, the Company issued a promissory note (the “August 28, 2017 Note”) in the amount of $92,000, at which time the entire balance of $92,000 was received to cover operational expenses.  The August 28, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 28, 2017 Note, as of March 31, 2022 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On September 28, 2017, the Company issued a promissory note (the “September 28, 2017 Note”) in the amount of $63,600, at which time the entire balance of $63,600 was received to cover operational expenses.  The September 28, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the September 28, 2017 Note, as of March 31, 2022 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On October 11, 2017, the Company issued a promissory note (the “October 11, 2017 Note”) in the amount of $103,500, at which time the entire balance of $103,500 was received to cover operational expenses.  The October 11, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 11, 2017 Note, as of March 31, 2022 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On October 27, 2017, the Company issued a promissory note (the “October 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses.  The October 27, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 27, 2017 Note, as of March 31, 2022 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On November 15, 2017, the Company issued a promissory note (the “November 15, 2017 Note”) in the amount of $62,000, at which time the entire balance of $62,000 was received to cover operational expenses.  The November 15, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 15, 2017 Note, as of March 31, 2022 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On November 27, 2017, the Company issued a promissory note (the “November 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses.  The November 27, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 27, 2017 Note, as of March 31, 2022 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On December 19, 2017, the Company issued a promissory note (the “December 19, 2017 Note”) in the amount of $42,000, at which time the entire balance of $42,000 was received to cover operational expenses.  The December 19, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the December 19, 2017 Note, as of March 31, 2022 was zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On January 3, 2018, the Company issued a promissory note (the “January 3, 2018 Note”) in the amount of $49,000, at which time the entire balance of $49,000 was received to cover operational expenses.  The January 3, 2018 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 3, 2018 Note, as of March 31, 2022 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On January 17, 2020, the Company exchanged the below related party notes payable for 2,597 shares of Series G preferred stock.  The table includes the balances of each note, on the date of the exchange.  During the quarter ended March 30, 2020, the Company included $560 in interest expense, related to the exchanged notes. As of September 30, 2020, the balances of the exchanged notes were zero.

Note Date	Principal	Accrued Interest	Total Due	Gain on Exchange	Series G Preferred Shares
November 30, 2017	$ 30,000	$ 3,197	$ 33,197	$ 70	331
January 30, 2018	72,000	7,072	79,072	168	789
February 1, 2018	85,000	8,314	93,314	198	931
July 23, 2019	25,000	610	25,610	58	256
August 20, 2019	10,000	205	10,205	23	102
August 28, 2019	18,500	360	18,860	43	188
Total	$ 240,500	$ 19,758	$ 260,258	$ 560	2,597

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

On February 17, 2021, the Company issued a promissory note (the “February 17, 2021 Note”) in the amount of $683,100, at which time the entire balance of $683,100 was received to refinance all outstanding promissory notes.  The February 17, 2021 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than August 31, 2021. The balance of the February 17, 2017 Note, as of September 30, 2021 is $817,781, which includes $134,680 of accrued interest. Upon executing the February 17, 2021 Note, the Company issued 25,000,000 shares of restricted common stock to Bountiful Capital at a price equal to $0.1128 per share which the Company valued at $2,820,000 at the time of issuance and recorded as interest expense.

As of March 31, 2022, and December 31, 2021, the notes payable due to related parties totaled zero and zero, respectively.

Third Party Notes Payable

On October 21, 2020, the Company issued a promissory note (the “October 2020 Note”) in the amount of $600,000, at which time $548,250 was received after subtracting lender costs.  The October 2020 Note bore interest at a rate of 12% per year, with 12 months of interest guaranteed.  The Company issued 32,232,333 shares of our common stock in connection with this borrowing, which required the recording of a discount in the amount of $299,761 against the balance, amortized over the term of the note.  During the nine months ended September 30, 2021, the Company paid off the balance owed on the October 2020 Note of $672,000 and amortized the debt discount of $242,274.  As of March 31, 2022, the balance owed on the October 2020 Note was zero.

On December 10, 2020, the Company issued a promissory note (the “December 2020 Note”) in the amount of $150,000, at which time $130,875 was received after subtracting lender costs.  The December 2020 Note bore interest at a rate of 12% per year, with 12 months of interest guaranteed.  The Company issued 5,769,230 shares of our common stock in connection with this borrowing, which required the recording of a discount in the amount of $34,615 against the balance, amortized over the term of the note.  During the nine months ended September 30, 2022, the Company paid off the balance owed on the December 2020 Note of $152,614 and amortized the debt discount of $32,718.  As of March 31, 2022, the balance owed on the December 2020 Note was zero.

On February 4, 2021, the Company received loan proceeds of $780,680 under the Second Draw of the Paycheck Protection Program (“PPP2”). The PPP2 is evidenced by a promissory note between the Company and the Cache Valley Bank. The note had a five-year term, bore interest at the rate of 1.0% per year, and could have been prepaid at any time without payment of any premium. No payments of principal or interest were due during the six-month period beginning on the date of the Note (the “Deferral Period”).  The principal and accrued interest under the note was forgivable after eight weeks if the Company used the PPP2 Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP2 requirements. In order to obtain forgiveness of the PPP2 Loan, the Company submitted a request and provided satisfactory documentation regarding its compliance with applicable requirements. On March 23, 2021, the company was notified by a representative of Cache Valley Bank that the PPP2 loan was forgiven in full, in the amount of $780,680.  On August 3, 2021 we were notified by the bank that the PPP2 Loan was still due and that the March 23, 2021 notification of forgiveness was sent in error. On December 17, 2021 we were notified by the bank that the PPP2 loan was forgiven in full, in the amount of $787,554, which includes $6,874 of interest. As of December 31, 2021, the balance of the PPP2 loan was zero.

9.    DERIVATIVE LIABILITIES

None

10.  CAPITAL STOCK

At March 31, 2022 and December 31, 2021, the Company’s authorized stock consists of   10,000,000,000 shares of common stock, par value $0.001 per share, and  5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.  The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders. As of the date of this report, the Board has designated Series A, Series B, Series C, Series D, Series E, Series F, Series G and Series H Preferred Stock.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends, payable quarterly, out of any assets of the Company legally available therefor, at the rate of $8 per share annually, payable in preference and priority to any payment of any dividend on the common stock.  During the three months ended March 31, 2022 and 2021, we paid dividends of $0 and $148,604, respectively, to the holders of Series A Preferred stock.  As of March 31, 2022, the Company had zero shares of Series A Preferred Stock outstanding.  During the year ended December 31, 2021, the holders of the 10,000 shares of Series A Preferred Stock converted all outstanding shares of Series A Preferred into 100,000,000 shares of common stock, which ceased any further accruals of dividends on the shares of Series A Preferred.  As of December 31, 2021, the balance owed on the Series A Preferred stock dividend was zero.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock.  Each share of Series B Preferred Stock has a stated value of $100. The Series B Preferred Stock is convertible into shares of the Company's common stock in amount determined by dividing the stated value by a conversion price of $0.004 per share. The Series B Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series B Preferred Stock. As of March 31, 2022, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock.  Each share of Series C Preferred Stock has a stated value of $100. The Series C Preferred Stock is convertible into shares of the Company's common stock in the amount determined by dividing the stated value by a conversion price of $0.01 per share.  The Series C Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series C Preferred Stock.  As of March 31, 2022, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock.  Each share of Series D Preferred Stock has a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue means the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. The Series D Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series D Preferred Stock.  During the year ended December 31, 2021, the holder of the 90,000 shares of Series D Preferred Stock converted 3,979 shares of Series D Preferred into 9,947,500 shares of common stock. As of March 31, 2022, the Company had 86,021 shares of Series D Preferred Stock outstanding.  During the three months ended March 31, 2022, and 2021, we paid dividends of $0, and $257,609 respectively, to the holders of Series D Preferred stock.  As of March 31, 2022, the balance owed on the Series D Preferred stock dividend was zero.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock.  Each share of Series E Preferred Stock has a stated value of $100. The Series E Preferred Stock is convertible into shares of the Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.05 per share. The Series E Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series E Preferred Stock. As of March 31, 2022, the Company has 10,000 shares of Series E Preferred Stock outstanding.

Series F Preferred

The Company has designated 800,000 shares of its preferred stock as Series F Preferred Stock.  Each share of Series F Preferred Stock has a stated value of $25.  The Series F Preferred Stock is not convertible into common stock.  The holders of outstanding shares of Series F Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the Company’s common stock. The Series F Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation. To the extent it may lawfully do so, the Company may, in its sole discretion, after the first anniversary of the original issuance date of the Series F Preferred Stock, redeem any or all of the then outstanding shares of Series F Preferred Stock at a redemption price of $25 per share plus any accrued but unpaid dividends. The Series F Preferred Stock was offered in connection with the Company’s offering under Regulation A under the Securities Act of 1933, as amended. During the year ended December 31, 2021 the Company redeemed all outstanding shares of Series F Preferred Stock. The Company returned the original investment amount to each Series F holder plus accrued dividends due through June 30, 2021, totaling $62,246, comprised of $61,325 stated value and $921 of accrued dividends.  For the year ended December 31, 2021, the Company paid dividends on shares of the Series F Preferred stock of $2,491.  As of March 31, 2022, the Company had zero shares of Series F Preferred Stock outstanding, and the balance on stock dividend was zero.

Series G Preferred

On February 6, 2020, the Company designated 2,600 shares of its preferred stock as Series G Preferred Stock.  Each share of Series G Preferred Stock has a stated value of $100. The Series G Preferred Stock is convertible into shares of the Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.0019 per share.  The Series G Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series G Preferred Stock.  As of March 31, 2022, the Company had 2,597 shares of Series G Preferred Stock outstanding.

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

On November 29, 2021, sixty days after the issuance of the shares of Series H Preferred stock, the Company redeemed all outstanding shares of Series H Preferred stock in accordance with the terms thereof.  During the year end December 31, 2021, there was zero shares of Series H Preferred stock outstanding.

Registered Direct Offering

On February 23, 2021, the Company  closed a registered direct offering pursuant to which the Company issued and sold 85,000,000 shares of common stock, 57,857,143 prefunded warrants to purchase common stock (at an exercise price of $0.001), and 142,857,143 warrants to purchase common stock for gross proceeds of $10,000,000 ($8,500,493 net of which was received February 23, 2021 and $57,857 was received upon exercise of the prefunded warrants), On March 5, 2021, we entered into an amendment with the purchaser for the registered direct offering to reduce the exercise price of the warrants from $0.07 to $0.0454 per share of common stock. On the date of the amendment the closing price of the common stock was $0.0454 therefore no discount was offered nor was recorded. We also issued an additional 28,571,429 warrants to the purchaser. The Company also issued 10,714,286 warrants (at an exercise price of $0.0875) to the designees of the placement agent in connection with this transaction.  After transaction costs, the Company received net proceeds of $8,558,350, which is being used for operations.

On March 28, 2022, the Company entered into a purchase agreement with an accredited investor to purchase up to $10,000,000 shares (“Purchase Shares”) of the Company’s common stock. The Company has the right, in its sole discretion, subject to the conditions and limitations in the Purchase Agreement, to direct the investor, by delivery of a purchase notice from time to time (a “Purchase Notice”) to purchase (each, a “Purchase”) over the one-year term of the Purchase Agreement, a minimum of $10,000 and up to a maximum of the lower of: (1) one hundred percent (100%) of the average daily trading dollar volume of the Company’s common stock during the ten trading days preceding the Purchase Date; or (2) one million dollars ($1,000,000), provided that the parties may agree to waive such limitations. The aggregate value of Purchase Shares sold to the investor may not exceed $10,000,000. Each Purchase Notice will set forth the Purchase Price and number of Purchase Shares in accordance with the terms of the Purchase Agreement. The number of Purchase Shares the Company issue under each Purchase will be equal to 112.5% of the Purchase Amount sold under such Purchase, divided by the Purchase Price per share (as defined under the Purchase Agreement). The Purchase Price is defined as the lower of (a) 90% of the lowest volume weighted average price during the Valuation Period; or (b) the closing price for the Company’s common stock on the trading day preceding the date of the Purchase Notice. The Purchase Price will be subject to a floor of $0.01 per share, at or below which the Company will not deliver a Purchase Notice. The Valuation Period is the ten consecutive business days immediately preceding, but not including the date a Purchase Notice is delivered.  As of March 31, 2022, the Investor purchased 55,300,000 shares of common stock and the Company received net proceeds of $643,624, which is being used for operations.

11.  STOCK OPTIONS AND WARRANTS

Stock Options

On August 1, 2017, we granted non-qualified stock options to purchase up to 10,000,000 shares of our common stock to a key employee, at a price of $0.01 per share.  The stock options vest equally over a period of 36 months and expire August 1, 2022.  These options may be exercised on a cashless basis, resulting in no cash payment to the company upon exercise. If the optionee exercises on a cashless basis, then the above water value (difference between the option price and the fair market price at the time of exercise) is used to purchase shares of common stock. Under this method, the number of shares of common stock issued will be less than the number of options exercised.  On September 30, 2018, the employee exercised, on a cashless basis, 3,324,201 options, resulting in the issuance of 1,233,509 shares of common stock. During the quarter ended March 30, 2021, the employee exercised, on a cashless basis, 6,675,799 options, resulting in the issuance of 5,439,540 shares of common stock.  As of December 31, 2021, all stock options issued on August 1, 2017 were fully exercised.

On September 18, 2017, we granted non-qualified stock options to purchase up to 1,800,000 shares of our common stock to three key employees, at a price of $0.05 per share.  The stock options vest equally over a period of 36 months and expire September 18, 2022. These options were exercisable on a cashless basis.  During the year ended December 31, 2020, two of the employees who held 1,200,000 options, collectively, left the company and the options were forfeited, and during the period ended June 30, 2020, a key employee who held 600,000 options left the Company and the options were forfeited.

On January 3, 2018, we granted non-qualified stock options to purchase up to 20,000,000 shares of our common stock to a key employee, at a price of $0.04 per share.  During the year ended December 31, 2021, the key employee left the Company and the options were forfeited.

On January 17, 2020, we granted non-qualified stock options to purchase up to 283,000,000 shares of our common stock to ten key employees and three directors, at an exercise price of $0.0019 per share.  The stock options vest equally over a period of 36 months and expire January 17, 2025. These options were exercisable on a cashless basis, any time after January 17, 2021.  During the year ended December 31, 2021, 3,766,668 options were exercised on a cashless basis, resulting in the issuance of 3,366,714 shares of common stock. During the year ended December 31, 2021, a key employee who held 20,000,000 options left the Company, and the options were forfeited.  During the quarter ended March 31, 2022, 1,000,000 options were exercised on a cashless basis, resulting in the issuance of 912,442 shares of common stock.

On June 2, 2020, we granted non-qualified stock options to purchase up to 17,000,000 shares of our common stock to a director, at an exercise price of $0.0018 per share.  The stock options vest equally over a period of 36 months and expire June 2, 2025. These options are exercisable on a cashless basis, any time after June 2, 2021.

On January 5, 2021, we granted non-qualified stock options to purchase up to 368,000,000 shares of our common stock to six key employees and three directors, at an exercise price of $0.0068 per share.  The stock options vest equally over a period of 36 months and expire January 5, 2026. These options were exercisable on a cashless basis, any time after January 5, 2022.  During the year ended December 31, 2021, a key employee who held 1,000,000 options left the Company, and the options were forfeited.

On August 18, 2021, we granted non-qualified stock options to purchase up to 5,000,000 shares of our common stock to a key employee, at an exercise price of $0.0017 per share.  The stock options vest equally over a period of 36 months and expire August 18, 2026. These options are exercisable on a cashless basis, any time after August 18, 2022.

On February 1, 2022, we granted non-qualified stock options to purchase up to 122,500,000 shares of our common stock to five board members, three of which are independent, and one employee, at an exercise price of $0.0295 per share.  The stock options vest equally over a period of 36 months and expire February 1, 2025. These options are exercisable on a cashless basis, anytime after March 1, 2022.

The Company used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock.

The fair value of options granted during the three months ending March 31, 2022 and 2021, were determined using the Black Scholes method with the following assumptions:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Risk free interest rate	1.29%	1.86%
Stock volatility factor	229%	272%
Weighted average expected option life	3 years	5 years
Expected dividend yield	0%	0%

A summary of the Company’s stock option activity and related information follows:

	Three months ended March 31, 2022		Three months ended March 31, 2021
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding - beginning of year	768,233,332	$0.0052	429,675,799	$0.0052
Granted	122,500,000	0.0068	368,000,000	0.0068
Exercised	(1,000,000)	0.0019	(10,442,467)	0.0080
Forfeited	-	-	-	-
Outstanding - end of year	889,733,332	$0.0092	787,233,332	$0.0058
Exercisable at the end of year	519,773,058	$0.0065	265,946,574	$0.0074
Weighted average fair value of options granted during the year		$2,580,600		$2,502,400

As of March 31, 2022, and December 31, 2021, the intrinsic value of the stock options was approximately $14,226,773 and $5,256,720, respectively.  Stock option expense for the three months ended March 31, 2022, and 2021 were $393,546 and $238,634, respectively.

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

The weighted average remaining contractual life of options outstanding, as of March 31, 2022 was as follows:

Exercise prices	Number of options outstanding	Weighted Average remaining contractual life (years)

$ 0.0150	35,000,000	0.40
$ 0.0131	60,000,000	0.00
$ 0.0130	15,000,000	0.00
$ 0.0068	367,000,000	3.77
$ 0.0053	10,000,000	0.53
$ 0.0019	258,233,332	2.80
$ 0.0018	17,000,000	3.18
$ 0.0170	5,000,000	4.39
$ 0.0295	122,500,000	2.84
	889,733,332

Warrants

As of March 31, 2022 and December 31, 2021, there were 162,703,869 and 162,703,869  warrants outstanding, respectively.

The fair value of warrants issued during the three months ended March 31, 2022 and 2021, were determined using the Black Scholes method with the following assumptions:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Risk free interest rate	0%	0.40 – 0.42%
Stock volatility factor	0%	335.7 - 337.1%
Weighted average expected warrant life	0 years	5 years
Expected dividend yield	0%	0%

A summary of the Company’s warrant activity and related information follows:

	Three months ended March 31, 2022		Three months ended March 31, 2021
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding - beginning of period	162,703,869	$0.007	20,912,852	$0.007
Issued	-	-	240,000,001	0.037
Exercised	-	-	(10,000,000)	0.007
Forfeited	-	-	-	-
Outstanding - end of period	162,703,869	$0.048	250,912,853	$0.035
Exercisable at the end of period	162,703,869	$0.048	250,912,853	$0.0035
Weighted average fair value of warrants granted during the period		$7,792,900		$8,778,214

Warrant expense for the three months ended March 31, 2022, and 2021 were $0 and $983,571, respectively.

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

At March 31, 2022 and December 31, 2021, principal on the Bountiful Notes and accrued interest totaled $0 and $0.

On August 1, 2017, the Company signed a lease with Bureau, Inc., a related party, to provide a workplace for our employees.  Bureau, Inc., is wholly owned by Jill Giles, an employee of the Company.  During the year ended December 31, 2021 Jill Giles resigned from her position with Company.   Details on this lease are included in Note 15.

On August 1, 2017, Parscale Digital signed a lease with Parscale Strategy for computer equipment and office furniture.  Parscale Strategy is wholly owned by Brad Parscale.  Details of this lease are included in Note 14.

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

On November 29, 2021, sixty days after the issuance of the shares of Series H Preferred stock, the Company redeemed all outstanding shares of Series H Preferred stock in accordance with the terms thereof.  During the year end December 31, 2021, there was zero shares of Series H Preferred stock outstanding.

13.  CONCENTRATIONS

For the three months ended March 31, 2022 and 2021, the Company had four major customers who represented approximately 46% and 54% of total revenue, respectively.  At March 31, 2022 and December 31, 2021, accounts receivable from five and three customers, represented approximately 62% and 60% of total accounts receivable, respectively.  The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company has elected the practical expedient to combine lease and non-lease components as a single component. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of March 31, 2022, the company recognized ROU assets of $38,397 and lease liabilities of $38,397.

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

Operating Leases

On August 1, 2017, the Company signed a lease agreement with Bureau Inc., a related party, which commenced on August 1, 2017, for approximately 8,290 square feet, at 321 Sixth Street, San Antonio, TX 78215, for $9,800 per month, plus a pro rata share of the common building expenses.  The lease expires on July 31, 2022.  As of March 31, 2022, it is unclear whether we will attempt to extend this lease beyond the July 31, 2022 expiration date. However, because the lease expiration is greater than twelve months, the lease liability is included on the Balance Sheet as Right-of-use lease.  This lease does not include a residual value guarantee, nor do we expect any material exit costs.  As of January 1, 2019, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. As of March 31, 2022, the ROU asset and liability balances of this lease were $38,397 and $38,397, respectively.

Total operating lease expense for the three months ended March 31, 2022 and 2021 was $27,973 and $37,042, respectively.  The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location at 6500 Hollister Ave., Goleta, CA, to make monthly payments on past due rent totaling $227,052.  Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250.  Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802.  During the quarter ended March 31, 2022, the Company paid off the remainder of the reduced balance $10,500 and recorded a gain on extinguishment of debt of $186,802 per the agreed terms. As of March 31, 2022, and December 31, 2021, the outstanding balance was zero and zero, respectively.

Finance Leases

On August 1, 2017, Parscale Digital signed a lease agreement with Parscale Strategy, a related party, for the use of office equipment and furniture.  The lease had a term of thirty-six (36) months, at a monthly payment of $3,000, and an option to purchase all items at the end of the lease for one dollar.  This lease expired on July 31, 2020 and has a remaining balance owed of $10,817, included in Related Party Accounts Payable. It is certain that the Company will exercise this purchase option.  We have evaluated this lease in accordance with ASC 842-20 and determined that it meets the definition of a finance lease.

The following is a schedule of the net book value of the finance lease.

Assets	March 31, 2022	December 31, 2021
Leased equipment under finance lease,	$100,097	$100,097
less accumulated amortization	(100,097)	(100,097)
Net	$-	$-

Below is a reconciliation of leases to the financial statements.

	ROU Operating Leases	Finance Leases
Leased asset balance	$38,397	$-
Liability balance	38,397	-
Cash flow (non-cash)	-	-
Interest expense	$803	$-

The following is a schedule, by years, of future minimum lease payments required under the operating and finance leases.

Years Ending December 31,	ROU Operating Leases	Finance Leases
2021	39,200	-
2022	-	-
2023	-	-
Thereafter	-	-
Total	$39,200	$-
Less imputed interest	(803)	-
Total liability	$38,397	$-

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Operating Leases	4 months	10%
Finance Leases	0 months	10%

(1)This discount rate is consistent with our borrowing rates from various lenders.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time the Company considers to be material to the Company’s business or financial condition.

15.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2022, there were the following non-cash activities.

-The values of the ROU operating leases assets and liabilities each declined $27,972, netting to zero on the statement of cash flows.

-The holder of 1,000,000 stock options exercised their options into 912,442 shares of common stock in the amount of $912.

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

-On April 6, 2022, in accordance with Section 2 of the purchase agreement, dated March 28, 2022 between the Company and GHS Investments (see Note 10), the Company provided notice to the investor of a sale by the Company to the investor of 13,500,000 shares of common stock with a purchase price of $0.015208 per share amounting to $205,308.

-On April 13, 2022, in accordance with Section 2 of the purchase agreement, dated March 28, 2022 between the Company and GHS Investments (see Note 10), the Company provided notice to the investor of a sale by the Company to the investor of 8,620,000 shares of common stock with a purchase price of $0.013483 per share amounting to $116,227.

-On April 13, 2022, the Company retained the services of two independent consultants and the Board agreed to issue each consultant 97,543 shares for a total of 195,086 shares of common stock at a cost basis of $0.0173 per share amounting to $3,375.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

The following Management’s Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and the related notes thereto as set forth in our Form 10-K for the year ended December 31, 2021, and the Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, herein, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under the “Risk Factors” section of the reports we file with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report, except as may by required under applicable law.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2021 and determined the fair value of each intangible asset and goodwill did not exceed the respective carrying values. Therefore, an impairment of indefinite lived intangibles and goodwill was recognized.

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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of March 31, 2022 and December 31, 2021, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Management reviewed accounting pronouncements issued during the quarter ended March 31, 2022, and no pronouncements were adopted during the period.

Management reviewed accounting pronouncements issued during the year ended December 31, 2021, and the following pronouncements were adopted during the period.

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

Results of Operations for the Three months Ended March 31, 2022, compared to the Three months Ended March 31, 2021.

REVENUE

Total revenue for the three months ended March 31, 2022 decreased by $351,536 to $1,199,662, compared to $1,551,198 for the three months ended March 31, 2021.  The decrease was primarily due to a pivot of focus from professional services to SaaS revenue generated by our AiAd Platform. During this pivot, we strategically chose to discontinue parts of our business, such as our hosting business, that was not part of our core focus going forward. The hosting business is recorded separately as discontinued operations in the statement of operations for year ended December 31, 2021.

COST OF REVENUE

Cost of revenue for the three months ended March 31, 2022 increased by $594,834 to $1,535,832, compared to $940,998 for the three months ended March 31, 2021.  The increase was primarily due to the increase in digital marketing ad costs, platform fees, salaries, and partially offset by decrease of discontinued operations.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the three months ended March 31, 2022 decreased by $162,394 to $1,264,705, compared to $1,427,099 for the three months ended March 31, 2021.  The decrease was primarily due to a reduction in legal fees and partially offset by increases in salary expense, and professional services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the three months ended March 31, 2022 decreased by $5,441,406 to $1,014,564 compared to $6,455,970 for the three months ended March 31, 2021.  The decrease was primarily due to warrant and stock option expense and partially offset by an increase in advertising, cloud-based tools, recruiting fees, research and development, and insurance expenses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended March 31, 2022 decreased by $1,636 to $9,113 compared to $10,749 for the three months ended March 31, 2021.  The decrease was primarily due to the impairment of goodwill and intangible assets, as of December 31, 2021, which eliminated additional amortization of intangible assets in the current period.

OTHER INCOME AND EXPENSE

Total other income and expense for the three months ended March 31, 2022 decreased by $3,291,837 to net other income of $25,197 compared to net other expense of $3,266,640 for the three months ended March 31, 2021.  The decrease in net other expense was primarily due to the decrease in finance charges and compensation expense related to the issuance of shares of common stock to a related party during the year end December 31, 2021 and partially offset by the gain on sales of discontinued operations.

NET INCOME/(LOSS)

The net loss for the three months ended March 31, 2022 was $2,599,355, which includes net income from discontinued operations of zero compared to the net loss of $10,506,321 for the three months ended March 31, 2021, which includes net income from discontinued operations of $43,937.  The decrease in net loss for the period is primarily due to decrease in interest expense related to common stock offering, decrease in revenue, and partially offset by increase in salaries and SG&A expenses, and amortization.

LIQUIDITY AND CAPITAL RESOURCES

The Company had net working capital (i.e. the difference between current assets and current liabilities) of $1,171,707 at March 31, 2022 compared to a net working capital deficit of ($2,706,377) at fiscal year ended December 31, 2021.

Cash flow used in operating activities was $1,606,965 for the three months ended March 31, 2022, compared to cash flow used in operating activities of $3,350,555 for the three months ended March 31, 2021.  The decrease in cash flow used in operating activities of $1,743,590 was primarily due to a decrease in net loss, partially offset by finance charges and warrant and stock option expenses.

Cash flow provided by investing activities was $15,627 for the three months ended March 31, 2022, compared to cash flow used in investing activities of $(10,930) for the three months ended March 31, 2021.  The increase in cash flow provided by investing activities of $26,557 was primarily due to the sales of hosting revenue stream, partially offset by the purchase of computers, printer, and videography equipment.

Cash flow provided by financing activities was $643,624 for the three months ended March 31, 2022, compared to cash flow provided by financing activities of $9,345,190 for the three months ended March 31, 2021.  The decrease in cash flow provided by financing activities of $8,701,566 was due to sale of our common stock, partially offset by debt repayments.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

During the current period, one investor provided short-term financing under a stock purchase arrangement disclosed in footnote 10. The Company does not have any long-term sources of liquidity. As of March 31, 2022, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

The Company has negative monthly cash flows from operations of approximately $300,000. The Company’s current cash is sufficient to sustain the Company’s operations for approximately 18 months without additional borrowings. To satisfy cash needs, the Company relies on various borrowing mechanisms to fund operations and service debt, as discussed above.

The Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. Management believes that our current cash flow will sustain our operations and obligations as they become due, and will allow the development of our core business operations. Furthermore, the Company anticipates that it will raise additional capital through investments from our existing shareholders, prospective new investors and future revenue generated by our operations.

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

Based on that evaluation, our management concluded that, due to material adjusting entries related to stock issuances, as of March 31, 2022, our disclosure controls and procedures were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Form 10-K filed with the SEC on April 14, 2022.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS

(a)Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification*
31.2	Section 906 Certification**
32.1	Section 906 Certification**
32.2	Section 906 Certification **
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.*
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.*

 *   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIADVERTISING, INC.
(Registrant)

Dated: May 16, 2022	By:	/s/ Andrew Van Noy
Andrew Van Noy Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ Isabel Gongora
Isabel Gongora Chief Financial Officer (Principal Financial and Accounting Officer)