Form 10-Q
period 2022-09-30
AiAdvertising, Inc.
filed 2022-11-14
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2022.

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

As of November 14, 2022, the number of shares outstanding of the registrant’s common stock, par value $0.001, was 1,160,232,156

PART I. - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

AIADVERTISING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$194,576	$3,431,455
Accounts receivable, net	652,318	497,422
Costs in excess of billings	22,940	27,779
Prepaid and other current Assets	132,298	182,427
TOTAL CURRENT ASSETS	1,002,132	4,139,083

PROPERTY & EQUIPMENT, net	109,612	114,249
RIGHT-OF-USE ASSETS	182,467	66,369

OTHER ASSETS
Lease deposit	8,939	9,800
Goodwill and other intangible assets, net	20,202	20,202
TOTAL OTHER ASSETS	29,141	30,002

TOTAL ASSETS	$1,323,352	$4,349,703

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,551,206	$791,727
Accounts payable, related party	10,817	10,817
Accrued expenses	56,693	72,158
Operating lease liability	27,302	66,369
Deferred revenue and customer deposit	788,064	491,635
TOTAL CURRENT LIABILITIES	2,434,082	1,432,706

LONG TERM LIABILITIES
Capital lease obligation, long term	155,165	-
TOTAL LONG TERM LIABILITIES	155,165	-

TOTAL LIABILITIES	2,589,247	1,432,706
COMMITMENTS AND CONTINGENCIES (see Note 14)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 Authorized shares:
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and outstanding;	18	18
Series C Preferred Stock; 25,000 authorized, 14,425 shares issued and outstanding;	14	14
Series D Preferred Stock; 90,000 authorized, 86,021 and 90,000 shares issued and outstanding;	86	86
Series E Preferred stock; 10,000 authorized, 10,000 shares issued and outstanding;	10	10
Series F Preferred stock; 800,000 authorized, zero and 2,413 shares issued and outstanding;	-	-
Series G Preferred stock; 2,600 authorized, 2,597 shares issued and outstanding;	3	3
Common stock, $0.001 par value; 10,000,000,000 and 2,000,000,000 authorized shares; 1,145,958,101 and 1,007,953,473 shares issued and outstanding, respectively	1,145,967	1,055,566
Additional paid in capital	49,030,647	46,667,049
Common stock payable, consisting of 5,000,000 and 2,278,481 shares valued at $0.1128 and $0.001 respectively	566,278	564,000
Accumulated deficit	(52,008,918)	(45,369,749)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(1,265,895)	2,916,997

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$1,323,352	$4,349,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022		September 30, 2021

REVENUE	$1,850,456	$1,779,848	$4,668,744		$5,327,648

COST OF REVENUE	1,788,484	1,381,612	4,952,104		3,660,895
Gross Profit	61,972	398,236	(283,360)		1,666,753

OPERATING EXPENSES
Salaries and outside services	1,125,497	377,101	3,249,006		2,503,342
Selling, general and administrative expenses	950,096	711,261	3,104,153		3,056,191
Depreciation and amortization	9,413	9,801	27,847		32,170
TOTAL OPERATING (INCOME) EXPENSES	2,085,006	1,098,163	6,381,006		5,591,703

INCOME (LOSS) FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	$(2,023,034)	$(699,927)	$(6,664,366)		$(3,924,950)

OTHER INCOME (EXPENSE)
Gain (loss) on extinguishment of debt	-	186,803	-		282,418
Gain (loss) forgiveness of PPP Loan	-	-	-		-
Gain (loss) on Sales of Discontinued Operations	-	-	25,197		226,769
Interest expense	-	931,073	-		(3,155,424)
TOTAL OTHER INCOME (EXPENSE)	$-	$1,117,876	$25,197		$(2,646,237)

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR TAXES	$(2,023,034)	$417,949	$(6,639,169)		$(6,571,187)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE PROVISION FOR TAXES	$-	$1,919	$-		$73,614

PROVISION (BENEFIT) FOR INCOME TAXES	-	-	-		-

NET INCOME/(LOSS)	$(2,023,034)	$419,868	$(6,639,169)		$(6,497,573)

PREFERRED DIVIDENDS	-	-	-		12,525

NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,023,034)	$419,868	$(6,639,169)	$	$ (6,510,098)

NET LOSS PER SHARE
BASIC	$(0.00)	$(0.00)	$(0.01)		$(0.01)
DILUTED	$(0.00)	$(0.00)	$(0.01)		$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,134,900,469	1,006,211,885	1,108,436,079		931,985,669
DILUTED	1,134,900,469	1,006,211,885	1,108,436,079		931,985,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Nine Months Ended September 30, 2021

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Payable	Accumulated Deficit	Total
Balance, December 31, 2020	147,500	$147	683,940,104	$683,949	$31,486,837	$-	(36,886,978)	$(4,716,045)

Conversion of convertible note	-	-	18,313,074	18,313	164,818		-	183,131
Stock issuances to lenders	-	-	110,000,000	110,000	12,652,143		-	12,762,143
Series A preferred stock dividend declared ($0.86 per share)	-	-	-	-	(8,604)		-	(8,604)
Series F preferred stock dividend declared ($0.67 per share)	-	-	-	-	(1,512)		-	(1,512)
Stock based compensation	-	-	-	-	238,634		-	238,634
Stock option exercises	-	-	3,528,955	3,529	(3,529)		-	-
Preferred stock conversion	(10,000)	(10)	100,000,000	100,000	(99,990)		-	-
Warrant issuance	-	-	-	-	983,571		-	983,571
Warrant exercise	-	-	8,556,034	8,556	(8,556)		-	-
Other - RegA Investor Funds	(100)	-	-	-	(2,500)		-	(2,500)
Issuance of Series H Preferred stock	1,000	1			4,999,999			5,000,000
Net Income/(Loss)	-	-	-	-	-		(10,506,321)	(10,506,321)

Balance, March 31, 2021	138,400	138	924,338,167	924,347	50,401,311		(47,393,299)	3,932,497

Series A preferred stock dividend declared ($0.86 per share)	-	-	-	-	(101)		-	(101)

Series F preferred stock dividend declared ($0.67 per share)	-	-	-	-	(2,308)		-	(2,308)

Stock based compensation	-	-	-	-	252,839		-	252,839

Stock option exercises	-	-	5,302,984	5,303	(5,303)		-	-

Preferred stock conversion	(3,979)	(4)	9,947,500	9,948	(9,944)		-	-

Warrant exercise	-	-	65,311,502	65,312	(7,455)		-	57,857

Redemption of Series F Preferred Stock	(2,353)	(2)	-	-	(58,823)		-	(58,825)

Redempion of Series H Preferred stock	(1,000)	(1)			1			-

Revaluation of Series H Preferred Stock	-	-			(4,630,404)			(4,630,404)

Net Income/(Loss)	-	-	-	-	-		3,588,880	3,588,880

Balance, June 30, 2021	131,068	131	1,004,900,153	1,004,910	45,939,813		(43,804,419)	3,140,435

Series A preferred stock dividend declared ($0.86 per share)	-	-	-	-	-		-	-

Series F preferred stock dividend declared ($0.67 per share)	-	-	-	-	-		-	-

Stock based compensation	-	-	-	-	236,797		-	236,797

Stock option exercises	-	-	1,750,688	1,751	(1,751)		-	-

Preferred stock conversion	-	-	-	-	-		-	-

Warrant exercise	-	-	1,302,632	1,303	(1,303)		-	-

Issuance of Series H Preferred stock	1,000	1			141,766			141,767

Subsequent expenses paid related to sales of common stock					(1,441,650)			(1,441,650)

Net Income/(Loss)	-	-	-	-			419,868	419,868

Balance, September 30, 2021	132,068	132	1,007,953,473	1,007,964	44,873,672		(43,384,551)	2,497,217

Conversion of convertible note, related party			44,629,338	44,629	533,245			577,874
Stock issuances to lenders			85,000,000	85,000	8,415,493			8,500,493
Stock issuances to related party			25,000,000	25,000	2,795,000			2,820,000
Series A preferred stock dividend declared ($0.86 per share)	-	-	-	-	(8,705)		-	(8,705)
Series F preferred stock dividend declared ($0.67 per share)	-	-	-	-	(3,820)		-	(3,820)
Stock based compensation	-	-	-	-	1,247,048		-	1,247,048
Stock option exercised - cashless basis	-	-	11,107,502	11,108	(11,108)		-	-
Stock option exercised - cash basis			333,334	333	(333)			-
Preferred stock conversion	(13,979)	(14)	109,947,500	109,948	(109,934)		-	-
Warrant issuance					983,571			983,571
Warrant exercise - cashless basis	-	-	17,313,025	17,314	(17,314)		-	-
Warrant exercise - cash basis			78,285,715	78,285	907,029			985,314
Other - RegA Investor Funds	(100)				(2,500)			(2,500)
Redemption of Series F Preferred Stock	(2,353)	(2)			(58,823)			(58,825)
Redempion of Series H Preferred stock	(1,000)	(2)			2			-
Issuance of Series H Preferred stock	1,000	2			511,361			511,363
Common stock payable						564,000		564,000
Net Income/(Loss)	-	-	-	-			(8,482,771)	(8,482,771)
Balance, December 31, 2021	131,068	$131	1,055,556,518	$1,055,566	$46,667,049	$564,000	(45,369,749)	$2,916,997

	Nine Months Ended September 30, 2022
Balance, December 31, 2021	131,068	$131	1,055,556,518	$1,055,566	$46,667,049	$564,000	(45,369,749)	$2,916,997

Conversion of convertible note, related party								-
Proceeds from issuance of common stock			55,300,000	55,300	588,324			643,624
Stock issuances to related party								-
Stock based compensation					393,546		-	393,546
Stock option exercised - cashless basis			912,442	912	(912)		-	-
Stock option exercised - cash basis								-
Preferred stock conversion							-	-
Warrant issuance								-
Warrant exercise - cashless basis							-	-
Warrant exercise - cash basis								-
Net Loss	-	-	-	-			(2,599,355)	(2,599,355)

Balance, March 31, 2022	131,068	$131	1,111,768,960	$1,111,778	$47,648,007	$564,000	(47,969,104)	$1,354,812

Conversion of convertible note, related party								-
Proceeds from issuance of common stock			22,120,000	22,120	274,415			296,535
Stock Issuance in exchange for services			195,086	195	3,179			3,374
Stock issuances to related party								-
Stock based compensation					500,571		-	500,571
Stock option exercised - cashless basis							-	-
Stock option exercised - cash basis								-
Preferred stock conversion							-	-
Warrant issuance								-
Warrant exercise - cashless basis							-	-
Warrant exercise - cash basis								-
Net Loss	-	-	-	-			(2,016,780)	(2,016,780)

Balance, June 30, 2022	131,068	$131	1,134,084,046	$1,134,093	$48,426,172	$564,000	(49,985,884)	$138,512

Conversion of convertible note, related party								-
Proceeds from issuance of common stock								-
Stock Issuance in exchange for services			14,814,814	14,814	105,186			120,000
Stock issuances to related party								-
Stock based compensation					498,627		-	498,627
Stock option exercised - cashless basis							-	-
Stock option exercised - cash basis								-
Retired stock issuance			(2,940,759)	(2,940)	2,940			-
Preferred stock conversion							-	-
Warrant issuance								-
Warrant exercise - cashless basis							-	-
Warrant exercise - cash basis								-
Common Stock Payable					(2,278)	2,278		-
Net Loss	-	-	-	-			(2,023,034)	(2,023,034)

Balance, September 30, 2022	131,068	$131	1,145,958,101	$1,145,967	$49,030,647	$566,278	(52,008,918)	$(1,265,895)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continued operations	$(6,639,169)	$(6,571,187)

Adjustment to reconcile net loss to net cash (used in) operating activities
Bad debt expense	(1,150)	(2,274)
Depreciation and amortization	27,847	32,170
Finance charge, related party	-	2,820,000
Amortization of Debt Discount	-	274,992
Gain on settlement of debt	-	(282,418)
Gain on forgiveness of PPP loan	-	-
Gain on Sale of Discontinued Operations	(25,197)	(226,769)
Non-cash compensation expense	1,392,744	728,270
Non-cash service expense	123,374	983,571
Issuance of Series H Pref to employee	-	511,363
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(153,746)	(381,553)
Prepaid expenses and other assets	50,129	(129,079)
Costs in excess of billings	4,839	-
Lease deposit	861	-
Accounts payable	759,479	(646,226)
Accrued expenses	(15,466)	(244,274)
Customer Deposits	296,429	(264,336)
NET CASH (USED IN) OPERATING ACTIVITIES - continued operations	(4,179,026)	(3,397,750)
NET CASH PROVIDED BY OPERATING ACTIVITIES - discontinued operations	-	73,614
NET CASH (USED IN) OPERATING ACTIVITIES	(4,179,026)	(3,324,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(23,209)	(75,265)
Proceeds from the sale of discontinued operations	25,197	226,769
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	1,988	151,504

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividend	-	(408,805)
Proceeds of issuance of common stock, net	940,159	8,558,350
Proceeds (payments) on line of credit, net	-	(366,012)
Proceeds (payments) of preferred stock	-	(61,325)
Principal payments on debt, third party	-	(750,000)
Proceeds from PPP loan	-	780,680
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	940,159	7,752,888

NET INCREASE / (DECREASE) IN CASH	(3,236,879)	4,580,256

CASH, BEGINNING OF PERIOD	3,431,455	10,538

CASH, END OF PERIOD	$194,576	$4,590,794

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$285,293
Taxes paid	$-	$-

Non-cash financing activities:
Conversion of notes payable to common stock, related party	$-	$181,131
Right of use assets exchange for lease liability	$186,706	$77,895
Change in right of use asset	$(70,608)	$-
Retired Stock Issuance	$2,940	$-
Conversion of preferred to common stock	$-	$109,948
Exercise of stock options	$3,190	$10,583
Exercise of warrants	$-	$17,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AiADVERSTISING, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2022

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

Going Concern

      The accompanying Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying Consolidated Financial Statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. As of September 30, 2022, management reassessed going concern and found the Company will have sufficient liquidity for the next 12 months such that there is no substantial doubt about its ability to continue as a going concern.  During the year ended December 31, 2021 the Company raised capital from investors through sales of securities and normal course of business operations, which allowed the company to improve cash flow and pay down obligations.   As of September 30, 2022, the Company had negative working capital of $1,431,950. We have historically reported net losses, and negative cash flows from operations, which raised substantial doubt about the Company’s ability to continue as a going concern in previous years.  The appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital. Historically, the Company has obtained funds from investors since its inception through sales of our securities. The Company will also seek to generate additional working capital from increasing sales from its Ai Platform, creative, website development and digital advertising service offerings, and continue to pursue its business plan and purposes.

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

As of September 30, 2022 the Company dissolved Parscale Digital, Inc., Data Propria, Inc., and WebTegrity, Inc.

Reclassifications

During the quarter ended September 30, 2022 we recognized cost of revenue in the statement of operations. Certain prior periods have been reclassified to reflect current period presentation.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition.  Management reviews accounts receivable on a regular basis, based on contractual terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balances of the allowance account at September 30, 2022 and December 31, 2021 are $5,619 and $4,469 respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2022, the Company held cash and cash equivalents in the amount of $194,576, which was held in the Company’s operating bank accounts.  This amount is held in a bank account exceeding the FDIC insured limit of $250,000.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $27,847 and $31,653 for the nine months ended September 30, 2022 and 2021, respectively

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of our income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations includes digital advertising revenue. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 606, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work on the balance sheet as costs in excess of billings. The terms of services contracts generally are for periods of less than one year. The deferred revenue and customer deposits as of September 30, 2022, and December 31, 2021 were $788,064 and $491,635, respectively. The costs in excess of billings as of September 30, 2022 and December 31, 2021 was $22,940 and $27,779, respectively.

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

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $588,705 and zero for the nine months ended September 30, 2022 and 2021, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $159,775 and $89,162 for the nine months ended September 30, 2022 and 2021, respectively.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of September 30, 2022 and December 31, 2021, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

September 30, 2022

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

Concentrations of Business and Credit Risk

The Company operates in a single industry segment.  The Company markets its services to companies and individuals in many industries and geographic locations.  The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk.  The Company typically offers its customers credit terms.  The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral.  In the event of nonpayment, the Company has the ability to terminate services. As of September 30, 2022, the Company held cash and cash equivalents in the amount of $194,576, which was held in the operating bank accounts.  Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000.  For further discussion on concentrations see footnote 13.

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

      Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest.  Stock-based compensation expense recognized in the consolidated statement of operations during the nine months ended September 30, 2022, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2022 based on the grant date fair value estimated.  Stock-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2022 is based on awards ultimately expected to vest or has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The stock-based compensation expense recognized in the consolidated statements of operations during the nine months ended September 30, 2022 and 2021 were $1,392,744 and $728,270, respectively.

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

For the nine months ended September 30, 2022, the Company has excluded 168,756,669 shares of common stock underlying options, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 86,021 Series D Preferred shares convertible into 215,052,500 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock and 162,703,869 shares of common stock underlying warrants, because their impact on the loss per share is anti-dilutive.  During the nine months ended September 30, 2022, the above mentioned shares are included in the calculation for diluted earnings per share, resulting in 1,298,072,249 shares being added to the weighted average common and common equivalent shares outstanding.

For the nine months ended September 30, 2021, the Company has excluded 212,799,631 shares of common stock underlying options, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 86,021 Series D Preferred shares convertible into 215,052,500 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock and 183,132,441 shares of common stock underlying warrants, because their impact on the loss per share is anti-dilutive.  During the nine months ended September 30, 2021, the above mentioned shares are included in the calculation for diluted earnings per share, resulting in 1,362,543,783 shares being added to the weighted average common and common equivalent shares outstanding.

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

Management reviewed accounting pronouncements issued during the quarter ended September 30, 2022, and no pronouncements were adopted during the period.

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

Discontinued Operations

On June 11, 2021, the Company entered into and closed an asset purchase agreement (the “Asset Purchase Agreement”) with Liquid Web, LLC (“Buyer”) under which the Company sold the web hosting and maintenance revenue stream (the “Asset Sale”) to the Buyer for a Purchase Price of $251,966 which included the “Indemnity Holdback” amount of $25,197.  The Buyer agreed to pay the Company the “Indemnity Holdback” amount within 45 days following the six-month anniversary of the closing date (June 11, 2021) in accordance with the Asset Purchase Agreement. As of September 30, 2022 the “Indemnity Holdback” amount was paid by the Buyer and is recorded as a Gain on Sale of Discontinued Operations in our statement of operations.

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

The following table summarizes the results of operations for the three months ended September 30, 2022 and 2021.

	Three months ended September 30, 2022 (unaudited)			Three months ended September 30, 2021 (unaudited)
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Hosting Revenue	-	-	-	$1,598	-	$1,598
Cost of Sales	-	-	-	(321)	-	(321)
Net Income from Discontinued Operations	$-	$-	$-	$1,919	$-	$1,919

The following table summarizes the results of operations for the nine months ended September 30, 2022 and 2021.

	Nine months ended September 30, 2022 (unaudited)			Nine months ended September 30, 2021 (unaudited)

	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Hosting Revenue	-	-	-	$129,934	-	$129,934
Cost of Sales	-	-	-	56,320	-	56,320
Net Income from Discontinued Operations	$-	$-	$-	$73,614	$-	$73,614

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

For the nine months ended September 30, 2022, we used the federal tax rate of 21% in our determination of the deferred tax assets and liabilities balances.

For the nine months ended September 30, 2022
Current tax provision:
Federal
Taxable income	$-
Total current tax provision	$-

Deferred tax provision:
Federal
Loss carryforwards	$5,105,441
Change in valuation allowance	(5,105,441)
Total deferred tax provision	$-

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

2.Identify the performance obligations in the contract

Our sales and account management teams define the scope of services to be offered, to ensure all parties are in agreement and obligations are being delivered to the customer as promised.  The performance obligation may not be fully identified in a mutually signed contract, but may be outlined in email correspondence, face-to-face meetings, insertion orders, additional proposals or scopes of work, or phone conversations.

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

4.Allocate the transaction price to the performance obligations in the contract

If a contract involves multiple obligations, the transaction pricing is allocated accordingly during the performance obligation phase (criteria 2 above).

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

-We have discretion in supplier selection; and

-The Company has credit risk

During the nine months ended September 30, 2022 and 2021, we included $1,193,205 and $2,607,297 respectively, in revenue, related to reimbursable costs.

The deferred revenue and customer deposits as of September 30, 2022 and December 31, 2021 were $788,064 and $491,635, respectively.

For the nine months ended September 30, 2022 and 2021 (unaudited), revenue was disaggregated into the four categories as follows:

	Nine months ended September 30, 2022 (unaudited)			Nine months ended September 30, 2021 (unaudited)
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Design	1,110,185	-	1,110,185	1,547,936	-	1,547,936
Development	33,869	-	33,869	214,743	-	214,743
Digital Advertising	3,062,541	-	3,062,541	3,514,597	-	3,514,597
Platform License	462,149	-	462,149	50,372	-	50,372
Total	$4,668,744	$-	$4,668,744	$5,327,648	$-	$5,327,648

4.    LIQUIDITY AND OPERATIONS

The Company had a net loss of $6,639,169 for the nine months ended September 30, 2022, which includes net income from discontinued operations of zero, a net loss of $6,497,573 for the nine months ended September 30, 2021, which includes net income from discontinued operations of $73,614, and net cash used in operating activities of $(4,179,026) and $(3,324,136), in the same periods, respectively.

As of September 30, 2022, the Company had a long-term borrowing relationship with one lender. The lender provided long-term financing.  The Company issued convertible promissory note, disclosed in footnote 7. As of September 30, 2022, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

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

5.INTANGIBLE ASSETS

Domain Name

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202. This domain was used as the main landing page for the Company.  The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet.  As of September 30, 2022, we determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense.  The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

Trademark

On September 22, 2015, the Company purchased the trademark rights to “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000.  The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet.  The trademark expired in 2021 and the Company submitted a renewal application for an additional 10 years.  As of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense.  For the nine months ended September 30, 2022 and 2021, the Company included zero and $517, respectively, in depreciation and amortization expense related to this trademark. During the year ended December 31, 2021, the Company did not renew the trademark and recorded the remaining intangible asset balance to depreciation and amortization. As of December 31, 2021, the balance on this intangible asset was zero.

The Company will assess this intangible asset for impairment, if an event occurs that may affect the fair value, or at least annually.

The Company’s intangible assets consist of the following:

	September 30, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	20,202	-	20,202	20,202	-	20,202
Total	$20,202	$-	$20,202	$20,202	$-	$20,202

Total amortization expense charged to operations for the nine months ended September 30, 2022, and 2021 were zero and $517, respectively.

6.   CREDIT FACILITIES

None

7.    CONVERTIBLE NOTES PAYABLE

        On April 20, 2018, the Company issued a convertible promissory note (the “April 2018 Note”) in the amount of up to $200,000, at which time we received an initial advance of $200,000 to cover operational expenses. The terms of the April 2018 Note, as amended, allowed the lender, a related party, to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.01 per share. The April 2018 Note bore interest at a rate of 5% per year and had a maturity date of April 20, 2021. During the year ended December 31, 2018, we determined that the April 2018 Note offered a conversion price which was lower than the market price, and therefore included a beneficial conversion feature. The Company included the amortization of this beneficial conversion feature in interest expense in the amount of $139,726 during the year ended December 31, 2018, and $60,274 during the year ended December 31, 2019. During the year ended December 31, 2019, we determined that the conversion feature of the April 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the April 2018 Note. The fair value of the April 2018 Notes has been determined by using the Binomial lattice formula from the effective date of the note. On June 23, 2020, the lender converted $38,894 of the outstanding balance and accrued interest of $4,236 into 4,313,014 shares of common stock. On January 13, 2021, the lender converted $161,106 of the outstanding balance and accrued interest of $22,025 into 18,313,074 shares of common stock. The balance of the April 2018 Note, as of September 30, 2022 and 2021 was zero.  This note was converted within the terms of the agreement.

8.    NOTES PAYABLE

Related Party Notes Payable

On August 3, 2017, the Company issued a promissory note (the “August 3, 2017 Note”) in the amount of $25,000, at which time the entire balance of $25,000 was received to cover operational expenses.  The August 3, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 3, 2017 Note, as of September 30, 2022 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On August 15, 2017, the Company issued a promissory note (the “August 15, 2017 Note”) in the amount of $34,000, at which time the entire balance of $34,000 was received to cover operational expenses.  The August 15, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 15, 2017 Note, as of September 30, 2022 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On August 28, 2017, the Company issued a promissory note (the “August 28, 2017 Note”) in the amount of $92,000, at which time the entire balance of $92,000 was received to cover operational expenses.  The August 28, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 28, 2017 Note, as of September 30, 2022 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On September 28, 2017, the Company issued a promissory note (the “September 28, 2017 Note”) in the amount of $63,600, at which time the entire balance of $63,600 was received to cover operational expenses.  The September 28, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the September 28, 2017 Note, as of September 30, 2022 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On October 11, 2017, the Company issued a promissory note (the “October 11, 2017 Note”) in the amount of $103,500, at which time the entire balance of $103,500 was received to cover operational expenses.  The October 11, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 11, 2017 Note, as of September 30, 2022 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On October 27, 2017, the Company issued a promissory note (the “October 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses.  The October 27, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 27, 2017 Note, as of September 30, 2022 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On November 15, 2017, the Company issued a promissory note (the “November 15, 2017 Note”) in the amount of $62,000, at which time the entire balance of $62,000 was received to cover operational expenses.  The November 15, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 15, 2017 Note, as of September 30, 2022 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On November 27, 2017, the Company issued a promissory note (the “November 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses.  The November 27, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 27, 2017 Note, as of September 30, 2022 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On December 19, 2017, the Company issued a promissory note (the “December 19, 2017 Note”) in the amount of $42,000, at which time the entire balance of $42,000 was received to cover operational expenses.  The December 19, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the December 19, 2017 Note, as of September 30, 2022 was zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On January 3, 2018, the Company issued a promissory note (the “January 3, 2018 Note”) in the amount of $49,000, at which time the entire balance of $49,000 was received to cover operational expenses.  The January 3, 2018 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 3, 2018 Note, as of September 30, 2022 is zero.  On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On January 28, 2021, the Company entered into an Unsecured Promissory Note (the “January 28, 2021 Note”), in the aggregate principal amount of $840,000, with Bountiful Capital, LLC for gross proceeds of $840,000. The investor is a related party. The then-chief financial officer of the Company, Greg Boden, is also the president of Bountiful Capital, LLC. The note bore interest at a rate of 5% per year and was not convertible into shares of common stock of the Company. The note had a maturity date of January 28, 2022, and prepayment of the note was permitted. On March 4, 2021, the Company paid off the note in full in the amount of $840,000.

On February 17, 2021, the Company issued a promissory note (the “February 17, 2021 Note”) in the amount of $683,100, at which time the entire balance of $683,100 was received to refinance all outstanding promissory notes.  The February 17, 2021 Note bears interest at a rate of 5% per year and is payable upon demand, but in no event later than August 31, 2021. The balance of the February 17, 2017 Note, as of September 30, 2021 is $817,781, which includes $134,680 of accrued interest. Upon executing the February 17, 2021 Note, the Company issued 25,000,000 shares of restricted common stock to Bountiful Capital at a price equal to $0.1128 cents per share which the Company valued at $2,820,000 at the time of issuance and recorded as interest expense.  On November 29, 2021, the Company entered into an exchange agreement with Bountiful Capital. Pursuant to the exchange agreement, the Company extinguished the principal amount of $683,100, plus accrued interest of $140,295, on the unsecured promissory note issued to Bountiful Capital on February 27, 2021 by repaying $428,652 in cash and issuing 26,316,264 shares of common stock of the Company in full satisfaction of the note.

As of September 30, 2022, and December 31, 2021, the notes payable due to related parties totaled zero and zero, respectively.

Third Party Notes Payable

On October 21, 2020, the Company issued a promissory note (the “October 2020 Note”) in the amount of $600,000, at which time $548,250 was received after subtracting lender costs.  The October 2020 Note bore interest at a rate of 12% per year, with 12 months of interest guaranteed. The Company issued 32,232,333 shares of common stock in connection with this borrowing, which required the recording of a discount in the amount of $299,761 against the balance, amortized over the term of the note.  During the nine months ended September 30, 2021, the Company paid off the balance owed on the October 2020 Note of $672,000 and amortized the debt discount of $242,274.  As of September 30, 2022, the balance owed on the October 2020 Note was zero.

On December 10, 2020, the Company issued a promissory note (the “December 2020 Note”) in the amount of $150,000, at which time $130,875 was received after subtracting lender costs.  The December 2020 Note bore interest at a rate of 12% per year, with 12 months of interest guaranteed.  The Company issued 5,769,230 shares of common stock in connection with this borrowing, which required the recording of a discount in the amount of $34,615 against the balance, amortized over the term of the note.  During the nine months ended September 30, 2021, the Company paid off the balance owed on the December 2020 Note of $152,614 and amortized the debt discount of $32,718.  As of September 30, 2022, the balance owed on the December 2020 Note was zero.

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

9.    DERIVATIVE LIABILITIES

None

10.  CAPITAL STOCK

At September 30, 2022 and December 31, 2021, the Company’s authorized stock consists of 10,000,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.  The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders. As of the date of this report, the Board has designated Series A, Series B, Series C, Series D, Series E, Series F, Series G and Series H Preferred Stock.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends, payable quarterly, out of any assets of the Company legally available therefor, at the rate of $8 per share annually, payable in preference and priority to any payment of any dividend on the common stock.  During the nine months ended September 30, 2022 and 2021, we paid dividends of $0 and $148,705, respectively, to the holders of Series A Preferred stock.  As of September 30, 2022, the Company had zero shares of Series A Preferred Stock outstanding.  During the year ended December 31, 2021, the holders of the 10,000 shares of Series A Preferred Stock converted all outstanding shares of Series A Preferred into 100,000,000 shares of common stock, which ceased any further accruals of dividends on the shares of Series A Preferred.  As of December 31, 2021, the balance owed on the Series A Preferred stock dividend was zero.  As of September 30, 2022, the Company has zero shares of Series A Preferred Stock outstanding.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock.  Each share of Series B Preferred Stock has a stated value of $100. The Series B Preferred Stock is convertible into shares of the Company's common stock in amount determined by dividing the stated value by a conversion price of $0.004 per share.  The Series B Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series B Preferred Stock. As of September 30, 2022, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock.  Each share of Series C Preferred Stock has a stated value of $100. The Series C Preferred Stock is convertible into shares of the Company's common stock in the amount determined by dividing the stated value by a conversion price of $0.01 per share.  The Series C Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series C Preferred Stock.  As of September 30, 2022, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock.  Each share of Series D Preferred Stock has a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue means the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. The Series D Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series D Preferred Stock.  During the year ended December 31, 2021, the holder of the 90,000 shares of Series D Preferred Stock converted 3,979 shares of Series D Preferred into 9,947,500 shares of common stock. As of September 30, 2022, the Company had 86,021 shares of Series D Preferred Stock outstanding.  During the nine months ended September 30, 2022, and 2021, we paid dividends of $0, and $257,609 respectively, to the holders of Series D Preferred stock.  As of September 30, 2022, the balance owed on the Series D Preferred stock dividend was zero.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock.  Each share of Series E Preferred Stock has a stated value of $100. The Series E Preferred Stock is convertible into shares of the Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.05 per share.  The Series E Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series E Preferred Stock. As of September 30, 2022, the Company has 10,000 shares of Series E Preferred Stock outstanding.

Series F Preferred

The Company has designated 800,000 shares of its preferred stock as Series F Preferred Stock.  Each share of Series F Preferred Stock has a stated value of $25.  The Series F Preferred Stock is not convertible into common stock.  The holders of outstanding shares of Series F Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the Company’s common stock. The Series F Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation. To the extent it may lawfully do so, the Company may, in its sole discretion, after the first anniversary of the original issuance date of the Series F Preferred Stock, redeem any or all of the then outstanding shares of Series F Preferred Stock at a redemption price of $25 per share plus any accrued but unpaid dividends. The Series F Preferred Stock was offered in connection with the Company’s offering under Regulation A under the Securities Act of 1933, as amended. During the year ended December 31, 2021 the Company redeemed all outstanding shares of Series F Preferred Stock. The Company returned the original investment amount to each Series F holder plus accrued dividends due through September 30, 2021, totaling $62,246, comprised of $61,325 stated value and $921 of accrued dividends.  For the year ended December 31, 2021, the Company paid dividends on shares of the Series F Preferred stock of $2,491.  As of September 30, 2022, the Company had zero shares of Series F Preferred Stock outstanding, and the balance on stock dividend was zero.

Series G Preferred

On February 6, 2020, the Company designated 2,600 shares of its preferred stock as Series G Preferred Stock.  Each share of Series G Preferred Stock has a stated value of $100. The Series G Preferred Stock is convertible into shares of the Company's common stock in an amount determined by dividing the stated value by a conversion price of $0.0019 per share.  The Series G Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series G Preferred Stock.  As of September 30, 2022, the Company had 2,597 shares of Series G Preferred Stock outstanding.

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

On November 29, 2021, sixty days after the issuance of the shares of Series H Preferred stock, the Company redeemed all outstanding shares of Series H Preferred stock in accordance with the terms thereof.  As of December 31, 2021, there was zero shares of Series H Preferred stock outstanding.  As of September 30, 2022 the Company has zero shares of Series H Preferred stock outstanding.

Registered Direct Offering

On February 23, 2021, the Company  closed a registered direct offering pursuant to which the Company issued and sold 85,000,000 shares of common stock, 57,857,143 prefunded warrants to purchase shares of common stock (at an exercise price of $0.001), and 142,857,143 warrants to purchase shares of common stock for gross proceeds of $10,000,000 ($8,500,493 net of which was received February 23, 2021 and $57,857 was received upon exercise of the prefunded warrants), On March 5, 2021, we entered into an amendment with the purchaser for the registered direct offering to reduce the exercise price of the warrants from $0.07 to $0.0454 per share of common stock. On the date of the amendment the closing price of the common stock was $0.0454 therefore no discount was offered or recorded. We also issued an additional 28,571,429 warrants to the purchaser. The Company also issued 10,714,286 warrants (at an exercise price of $0.0875) to the designees of the placement agent in connection with this transaction.  After transaction costs, the Company received net proceeds of $8,558,350, which is being used for operations.

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

On July 28, 2022, Company entered into an amendment to the Company’s purchase agreement, dated March 28, 2022 (the “Purchase Agreement”) with the investor. As previously disclosed, the Purchase Agreement provides that, subject to the conditions and limitations set forth therein, the Company may sell to the investor, at its discretion, up to $10,000,000 of shares of the Company’s common stock. Under the amendment, the “Purchase Price” under the Purchase Agreement is no longer subject to a floor and is defined as the lower of (a) 90% of the lowest traded price during the Valuation Period (as defined under the Purchase Agreement) or (b) the closing price for the Company’s common stock on the trading day preceding the date of the purchase notice provided under the Purchase Agreement.  As of September 30, 2022, the investor purchased 89,415,574 shares of common stock, and the Company received net proceeds of $980,205, which is being used for operations.

On April 13, 2022, the Company retained the services of two independent consultants and the Board agreed to issue each consultant 97,543 shares for a total of 195,086 shares of common stock at a cost basis of $0.0173 per share amounting to $3,374.

On August 22, 2022, the Company retained the services of an independent consultant per the terms set forth in the consulting agreement dated August 4, 2022. The consultant will provide his services for a period of one year and will be compensated for such with $120,000 per year in stock grants, based on the closing price of the Company’s common stock of $0.0081 per share on August 22, 2022, for a total of 14,814,814 shares of common stock, and $10,000 a month in cash compensation.  As of September 30, 2022, the consultant was issued 14,814,814 shares of common stock, and zero cash compensation has been distributed.

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

On January 17, 2020, we granted non-qualified stock options to purchase up to 283,000,000 shares of our common stock to ten key employees and three directors, at an exercise price of $0.0019 per share.  The stock options vest equally over a period of 36 months and expire January 17, 2025. These options were exercisable on a cashless basis, any time after January 17, 2021.  During the year ended December 31, 2021, 3,766,668 options were exercised on a cashless basis, resulting in the issuance of 3,366,714 shares of common stock. During the year ended December 31, 2021, a key employee who held 20,000,000 options left the Company, and the options were forfeited.  During the quarter ended September 30, 2022, 1,000,000 options were exercised on a cashless basis, resulting in the issuance of 912,442 shares of common stock. During the period ended September 30, 2022, two of the employees who held 2,000,000 options collectively left the company, and the options were forfeited.

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

On August 18, 2021, we granted non-qualified stock options to purchase up to 5,000,000 shares of our common stock to a key employee, at an exercise price of $0.0017 per share.  The stock options vest equally over a period of 36 months and expire August 18, 2026. These options are exercisable on a cashless basis, any time after August 18, 2022. During the period ended September 30, 2022, the key employee left the Company, and the options were forfeited.

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

The fair value of options granted during the nine months ending September 30, 2022 and 2021, were determined using the Black Scholes method with the following assumptions:

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Risk free interest rate	1.29%	0.40%
Stock volatility factor	229%	337%
Weighted average expected option life	3 years	5 years
Expected dividend yield	0%	0%

A summary of the Company’s stock option activity and related information follows:

	Nine months ended		Nine months ended
	September 30, 2022		September 30, 2021
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding - beginning of year	768,233,332	$0.0052	429,675,799	$0.0052
Granted	122,500,000	0.0068	373,000,000	0.0068
Exercised	(4,000,000)	0.0019	(12,442,467)	0.0070
Forfeited	(7,000,000)	0.0127	(21,000,000)	0.0021
Outstanding - end of year	879,733,332	$0.0092	769,233,332	$0.0060
Exercisable at the end of year	625,831,962	$0.0070	366,175,798	$0.0067
Weighted average fair value of options granted during the year		$2,495,600		$2,580,600

As of September 30, 2022, and December 31, 2021, the intrinsic value of the stock options was approximately $1,059,187 and $5,256,720, respectively.  Stock option expense for the nine months ended September 30, 2022, and 2021 were $1,392,744 and $728,270, respectively.

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

The weighted average remaining contractual life of options outstanding, as of September 30, 2022 was as follows:

Exercise prices	Number of options outstanding	Weighted Average remaining contractual life (years)
$0.0150	35,000,000	0.00
$0.0131	60,000,000	0.00
$0.0130	15,000,000	0.00
$0.0068	367,000,000	0.00
$0.0053	10,000,000	0.00
$0.0019	253,233,332	2.30
$0.0018	17,000,000	2.67
$0.0295	122,500,000	2.34
	879,733,332

Warrants

As of September 30, 2022 and December 31, 2021, there were 162,703,869 and 162,703,869 warrants outstanding, respectively.

The fair value of warrants issued during the nine months ended September 30, 2022 and 2021, were determined using the Black Scholes method with the following assumptions:

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Risk free interest rate	0%	0.40%
Stock volatility factor	0%	337%
Weighted average expected warrant life	0 years	5 years
Expected dividend yield	0%	0%

A summary of the Company’s warrant activity and related information follows:

	Nine months ended		Nine months ended
	September 30, 2022		September 30, 2021
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding - beginning of period	162,703,869	$0.007	20,912,852	$0.007
Issued	-	-	240,000,001	0.037
Exercised	-	-	(77,780,412)	0.007
Forfeited	-	-	-	-
Outstanding - end of period	162,703,869	$0.048	183,132,441	$0.047
Exercisable at the end of period	162,703,869	$0.048	183,132,441	$0.047
Weighted average fair value of warrants granted during the period		$7,792,900		$8,720,357

Warrant expense for the nine months ended September 30, 2022, and 2021 were $0 and $983,571, respectively.

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

At September 30, 2022 and December 31, 2021, principal on the Bountiful Notes and accrued interest totaled $0 and $0.

On August 1, 2017, the Company signed a lease with Bureau, Inc., a related party, to provide a workplace for our employees.  Bureau, Inc., is wholly owned by Jill Giles, an employee of the Company.  During the year ended December 31, 2021 Jill Giles resigned from her position with Company.   Details on this lease are included in Note 15.

On August 1, 2017, Parscale Digital signed a lease with Parscale Strategy for computer equipment and office furniture.  Parscale Strategy is wholly owned by Brad Parscale a former related party.  Details of this lease are included in Note 14.

On March 18, 2021, the Company issued 1,000 shares of its Series H Preferred Stock to the then-Chief Executive Officer of the Company, Andrew Van Noy.  The Series H Preferred Stock was not convertible into shares of the Company's common stock and entitles the holder to 51% of the voting power of the Company’s shareholders, as set forth in the Certificate of Designation.  The 1,000 shares of Series H Preferred stock provided for automatic redemption by the Company at the par value of $0.001 per share on the sooner of: 1) sixty days (60) from the effective date of the Certificate of Designation, 2) on the date Andrew Van Noy ceases to serve as an officer, director or consultant of the Company, or 3) on the date that the Company’s shares of common stock first trade on any national securities exchange.  On May 18, 2021, the Company redeemed all shares of Series H Preferred stock.

On September 29, 2021, the Company filed a certificate of withdrawal with the Secretary of State of Nevada, to withdraw the Company’s existing certificate of designation of Series H Preferred Stock, filed a certificate of designation for a new series of Series H Preferred Stock with the Secretary of State of Nevada, and issued 1,000 shares of Series H Preferred Stock to Andrew Van Noy, the Company’s former chief executive officer, for services rendered.

On November 29, 2021, sixty days after the issuance of the shares of Series H Preferred stock, the Company redeemed all outstanding shares of Series H Preferred stock in accordance with the terms thereof.  As of December 31, 2021, there was zero shares of Series H Preferred stock outstanding.   As of September 30, 2022 the Company has zero shares of Series H Preferred stock outstanding.

13.  CONCENTRATIONS

For the nine months ended September 30, 2022 and 2021, the Company had two and three major customers who represented approximately 25% and 48% of total revenue, respectively.  At September 30, 2022 and December 31, 2021, accounts receivable from four and three customers, represented approximately 58% and 49% of total accounts receivable, respectively.  The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company has elected the practical expedient to combine lease and non-lease components as a single component. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of September 30, 2022, the company recognized ROU assets of $182,467 and lease liabilities of $182,467.

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

Operating Leases

On August 1, 2017, the Company signed a lease agreement with Bureau Inc., a related party, which commenced on August 1, 2017, for approximately 8,290 square feet, at 321 Sixth Street, San Antonio, TX 78215, for $9,800 per month, plus a pro rata share of the common building expenses.  The lease expires on July 31, 2022.  As of September 30, 2022, the Company did not extend this lease beyond the expiration date. However, because the lease expiration was greater than twelve months, the lease liability was included on the Balance Sheet as Right-of-use lease.  This lease does not include a residual value guarantee, nor did we incur any material exit costs.  As of January 1, 2019, we determined that this lease met the criterion to be classified as a ROU Asset and was included on the balance sheet as Right-Of-Use Assets. As of September 30, 2022, the ROU asset and liability balances of this lease were $0 and $0, respectively.

Total operating lease expense for the nine months ended September 30, 2022 and 2021 was $66,369 and $77,895, respectively.  The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance according to the lease agreement.

On August 1, 2022, the Company signed a lease agreement with JJ Real Co., an unrelated party, which commenced on August 1, 2022, for approximately 2,000 square feet, located at 1114 S St. Mary’s Suite 120, San Antonio, TX 78210, for $5,350 per month, includes a pro rata share of the common building expenses and each year the monthly lease payment is subject to change per the lease agreement.  The lease expires on July 31, 2027.  The lease expiration is greater than twelve months, thus included on the Balance Sheet as Right-of-Use lease. This lease does not include a residual value guarantee, nor do we expect any material exit costs.  As of August 1, 2022, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. As of September 30, 2022, the ROU asset and liability balances of this lease were $182,467 and $182,467, respectively.

Total operating lease expense for the nine months ended September 30, 2022 and 2021 was $8,000 and $0, respectively.  The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance according to the lease agreement, which is recorded in a separate expense account on the income statement.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location at 6500 Hollister Ave., Goleta, CA, to make monthly payments on past due rent totaling $227,052.  Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250.  Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802.  During the quarter ended September 30, 2021, the Company paid off the remainder of the reduced balance of $10,500 and recorded a gain on extinguishment of debt of $186,802 per the agreed terms. As of September 30, 2022, and December 31, 2021, the outstanding balance was zero and zero, respectively.

Finance Leases

On August 1, 2017, Parscale Digital signed a lease agreement with Parscale Strategy, a former related party, for the use of office equipment and furniture.  The lease had a term of thirty-six (36) months, at a monthly payment of $3,000, and an option to purchase all items at the end of the lease for one dollar. This lease expired on July 31, 2020 and has a remaining balance owed of $10,817, included in Related Party Accounts Payable. It is certain that the Company will exercise this purchase option .  We have evaluated this lease in accordance with ASC 842-20 and determined that it meets the definition of a finance lease.

The following is a schedule of the net book value of the finance lease.

Assets	September 30, 2022	December 31, 2021
Leased equipment under finance lease,	$100,097	$100,097
less accumulated amortization	(100,097)	(100,097)
Net	$-	$-

Below is a reconciliation of leases to the financial statements.

	ROU Operating Leases	Finance Leases
Leased asset balance	$182,467	$-
Liability balance	182,467	-
Cash flow (non-cash)	-	-
Interest expense	$-	$-

The following is a schedule, by years, of future minimum lease payments required under the operating and finance leases.

Years Ending December 31,	ROU Operating Leases	Finance Leases
(For the three months remaining)	11,000	-
2023	44,833	-
2024	46,833	-
2025	48,333	-
2026	50,833	-
2027	30,335	-
Thereafter	-	-
Total	$232,667	$-
Less imputed interest	(50,200)	-
Total liability	$182,467	$-

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Operating Leases	58 months	10%
Finance Leases	0 months	10%

(1)This discount rate is consistent with our borrowing rates from various lenders.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time the Company considers to be material to the Company’s business or financial condition.

15.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2022, there were the following non-cash activities.

-The values of the ROU operating lease assets and liabilities each increased $70,608, netting to zero on the statement of cash flows.

-The company acquired a right of use asset and liability in exchange for a new operating lease in the amount of $186,706, netting to zero in the statement of cash flows.

-The holder of 1,000,000 stock options exercised their options into 912,442 shares of common stock in the amount of $912. The same holder exercised an additional 3,000,000 of stock options into 2,278,481 shares of common stock in the amount of $2,278 for a total amount of $3,190

-The holder of 2,940,759 shares of common stock were retired and returned to the Company’s authorized and unissued shares of common stock in the amount of $2,940.

During the nine months ended September 30, 2021, there were the following non-cash activities.

-Certain lenders converted a total of $183,131 of principal, interest, and fees, into 18,313,074 common shares.

-The values of the ROU operating lease assets and liabilities each declined $77,895, netting to zero on the statement of cash flows.

-The holders of 10,000 shares of Series A Preferred stock converted all shares into 100,000,000 shares of common stock.

-The holders of 3,979 shares of Series D Preferred stock converted into 9,947,500 shares of common stock.

-The holders of 12,442,467 stock options exercised their options into 10,582,627 shares of common stock.

-The holders of 19,923,269 warrants exercised their warrants into 17,313,025 shares of common stock.

16.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to ASC TOPIC 855 as of the date of the financial statements and has determined that the following subsequent events are reportable.

-On October 3, 2022, in accordance with Section 2 of the purchase agreement, dated July 28, 2022 between the Company and an accredited investor (see Note 10), the Company submitted a purchase notice to the investor of a sale by the Company to the investor of 7,385,807 shares of common stock with a purchase price of $0.00319 per share amounting to $23,635.

-On August 19, 2022 a holder of 3,000,000 stock options were exercised, and on October 21, 2022, the Company issued 2,278,481 shares of common stock in the amount of $2,278.

-On October 28, 2022, in accordance with Section 2 of the purchase agreement, dated July 28, 2022 between the Company and an accredited investor (see Note 10), the Company submitted a purchase notice to the investor of a sale by the Company to the investor of 4,609,767 shares of common stock with a purchase price of $0.00355 per share amounting to $16,411.

-On October 31, 2022, Andrew Van Noy provided notice of resignation as Chairman of the Board of Directors of the Company and as member of the Board.

-On November 3, 2022 the Board of Directors appointed Gerard Hug, Chief Executive Officer and Director of the Company, as Chairman of the Board of the Company

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of September 30, 2022 and December 31, 2021, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Management reviewed accounting pronouncements issued during the quarter ended September 30, 2022, and no pronouncements were adopted during the period.

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

Results of Operations for the Three months ended September 30, 2022, compared to the Three months ended September 30, 2021.

REVENUE

Total revenue for the three months ended September 30, 2022 increased by $70,608 to $1,850,456, compared to $1,779,848 for the three months ended September 30, 2021.  The increase was primarily due to a pivot of focus from professional services to PaaS revenue generated by our AiAd Platform. During this pivot, we strategically chose to discontinue parts of our business, such as our hosting business, that are not part of our core focus going forward. The hosting business is recorded separately as discontinued operations in the statement of operations for year ended December 31, 2021.

COST OF REVENUE

Cost of revenue for the three months ended September 30, 2022 increased by $406,872 to $1,788,484, compared to $1,381,612 for the three months ended September 30, 2021.  The increase was primarily due to the increase in platform fees, digital ad cost, and salaries, partially offset by a decrease in discontinued operations.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the three months ended September 30, 2022 increased by $748,396 to $1,125,497, compared to $377,101 for the three months ended September 30, 2021.  The increase was primarily due to increases in salary expense, and professional services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the three months ended September 30, 2022 increased by $238,835 to $950,096 compared to $711,261 for the three months ended September 30, 2021.  The increase was primarily due to advertising, cloud-based tools, recruiting fees, research and development, and insurance expenses and partially offset by a valuation credit adjustment applied to warrant and stock option expense during the year end December 31, 2021.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended September 30, 2022 decreased by $388 to $9,413 compared to $9,801 for the three months ended September 30, 2021.  The decrease was primarily due to the impairment of goodwill and intangible assets, as of December 31, 2021, which eliminated additional amortization of intangible assets in the current period.

OTHER INCOME AND EXPENSE

Total other income and expense for the three months ended September 30, 2022 decreased by $1,117,876 to net other income of zero compared to net other expense of $1,117,876 for the three months ended September 30, 2021.  The decrease in net other expense was primarily due to the decrease in finance charges and compensation expense related to the issuance of shares of common stock to a related party during the year end December 31, 2021, partially offset by the gain on sales of discontinued operations.

NET INCOME/(LOSS)

The net loss for the three months ended September 30, 2022 was $2,023,034, which includes net income from discontinued operations of zero compared to net income of $419,868 for the three months ended September 30, 2021, which includes net income from discontinued operations of $1,919.  The increase in net loss for the period is primarily due to stock option evaluation credit adjustment in interest expense related to common stock offering during the year end December 31, 2021, a decrease in revenue, partially offset by increase in salaries and SG&A expenses, and amortization.

Results of Operations for the Nine months ended September 30, 2022, compared to the Nine months ended September 30, 2021.

REVENUE

Total revenue for the nine months ended September 30, 2022 decreased by $658,904 to $4,668,744, compared to $5,327,648 for the nine months ended September 30, 2021.  The decrease was primarily due to a reduction of digital marketing services from a primary client and discontinued operations of the hosting revenue stream. The hosting business is recorded separately as discontinued operations in the statement of operations for the year ended December 31, 2021.

COST OF REVENUE

Cost of revenue for the nine months ended September 30, 2022 increased by $1,291,209 to $4,952,104, compared to $3,660,895 for the nine months ended September 30, 2021.  The increase was primarily due to the increase in platform fees, digital ad costs, and salaries partially offset by a decrease in discontinued operations.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the nine months ended September 30, 2022 increased by $745,664 to $3,249,006, compared to $2,503,342 for the nine months ended September 30, 2021.  The increase was primarily due to increases in salary expense and professional services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses for the nine months ended September 30, 2022 increased by $47,962 to $3,104,153 compared to $3,056,191 for the nine months ended September 30, 2021.  The increase was primarily due to advertising, cloud-based tools, recruiting fees, research and development, and insurance expenses and partially offset by a valuation credit adjustment applied to warrant and stock option expense during the year end December 31, 2021.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the nine months ended September 30, 2022 decreased by $4,323 to $27,847 compared to $32,170 for the nine months ended September 30, 2021.  The decrease was primarily due to the impairment of goodwill and intangible assets, as of December 31, 2021, which eliminated additional amortization of intangible assets in the current period.

OTHER INCOME AND EXPENSE

Total other income and expense for the nine months ended September 30, 2022 decreased by $2,671,434 to net other income of $25,197 compared to net other expense of $2,646,237 for the nine months ended September 30, 2021.  The decrease in net other expense was primarily due to the decrease in finance charges and compensation expense related to the issuance of shares of common stock to a related party during the year end December 31, 2021 partially offset by the gain on sales of discontinued operations.

NET INCOME/(LOSS)

The net loss for the nine months ended September 30, 2022 was $6,639,169, which includes net income from discontinued operations of $25,197 compared to the net loss of $6,497,573 for the nine months ended September 30, 2021, which includes net income from discontinued operations of $73,614.  The increase in net loss for the period is primarily due to decrease in interest expense related to common stock offering during the year end December 31, 2021, a decrease in revenue, partially offset by increase in salaries and SG&A expenses, and amortization.

LIQUIDITY AND CAPITAL RESOURCES

The Company had net working capital deficit (i.e. the difference between current assets and current liabilities) of $1,431,950 at September 30, 2022 compared to net working capital of $2,706,377 at fiscal year ended December 31, 2021.

Cash flow used in operating activities was $4,179,026 for the nine months ended September 30, 2022, compared to cash flow used in operating activities of $3,324,136 for the nine months ended September 30, 2021.  The increase in cash flow used in operating activities of $854,890 was primarily due to a increase in net loss, partially offset by finance charges and warrant and stock option expenses.

Cash flow provided by investing activities was $1,988 for the nine months ended September 30, 2022, compared to cash flow used in investing activities of $151,504 for the nine months ended September 30, 2021.  The decrease in cash flow provided by investing activities of $149,516 was primarily due to the sales of hosting revenue stream, partially offset by the purchase of computers, printer, and videography equipment.

Cash flow provided by financing activities was $940,159 for the nine months ended September 30, 2022, compared to cash flow provided by financing activities of $7,752,888 for the nine months ended September 30, 2021.  The decrease in cash flow provided by financing activities of $6,812,729 was due to sale of our common stock, partially offset by debt repayments.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

During the current period, one investor provided short-term financing under a stock purchase arrangement disclosed in footnote 10. The Company does not have any long-term sources of liquidity. As of September 30, 2022, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

The Company has negative monthly cash flows from operations of approximately $300,000. The Company’s current cash is sufficient to sustain the Company’s operations for approximately 180 months without additional borrowings. The Company relies on sales from operations and equity financing arrangements to fund operations and service debt, as discussed above.

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

Based on that evaluation, our management concluded that, due to material adjusting entries related to stock issuances, as of September 30, 2022, our disclosure controls and procedures were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AIADVERTISING, INC.
(Registrant)

Dated: November 14, 2022	By:	/s/ Gerard Hug
Gerard Hug Chief Executive Officer (Principal Executive Officer)
/s/ Isabel Gongora
Isabel Gongora Chief Financial Officer (Principal Financial and Accounting Officer)