Form 10-K
period 2022-12-31
AiAdvertising, Inc.
filed 2023-05-16
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 000-13215

AIADVERTISING, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0050402
(State of Incorporation)	(I.R.S. Employer Identification No.)

1114 S St. Mary’s Suite 120, San Antonio, TX 78210
(Address of principal executive offices) (Zip Code)

(210) 920-9380
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $20,860,568 as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by OTC Pink).

There were 1,330,477,660 shares outstanding of the registrant’s common stock as of May 16, 2023.

i

PART I

ITEM 1. BUSINESS

General

ABOUT US-

Ai Advertising is a next-generation AdTech company that is harnessing the power of artificial intelligence (AI) and machine learning (ML) to build software for today’s marketing leaders.

OUR MISSION-

Is to partner with marketers who are looking to challenge the “status quo” and empower them with a unified solution to eliminate wasted spend, replace human guesswork with AI-enabled predictions to provide accountability and provide transparency to their marketing budget.

OURSOLUTION-

Our flagship product, the Campaign Performance Platform is the industry’s first cloud-hosted end-to-end Ad Management solution. The platform empowers brands to easily target, predict, create, scale, and measure hyper-personalized campaigns.

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

AI isn’t magic; it’s math. Very advanced math that can help machines perform well-defined intelligence tasks better than humans. AI powers everything from self-driving cars to Amazon recommendations to image recognition that tags your friends on Facebook.

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

Machine learning is always a type of AI, but AI is not always machine learning. The difference lies in the ability of an AI system to become smarter on its own. If AI can teach itself without explicit human training and get better over time, then it’s true machine learning. If it can’t, then some may still call it artificial intelligence, but it’s more like intelligent automation with a narrow application. It can still solve problems that require human intelligence.

The Campaign Performance Platform

The Market Opportunity

According to Marketing AI Institute:

●	McKinsey Global Institute estimates up to a $5.9 trillion annual impact of AI and other analytics on marketing and sales.

●	PwC sees a truly global effect from AI, with an estimated 14 percent lift in global GDP possible by 2030, a total contribution of $15.7 trillion to the world economy, thanks to both increased productivity and increased consumption.

●	IDC states that efficiencies driven by AI in CRM could increase global revenues by $1.1 trillion this year, and ultimately lead to more than 800,000 net-new jobs, surpassing those lost to automation.

●	The COVID-19 pandemic has accelerated AI-powered digital transformation across businesses. Additional research from McKinsey cites that 25 percent of almost 2,400 business leaders surveyed said they increased AI adoption due to the pandemic.

We believe Google’s announcement that it will restrict the use of third-party cookies is very close to a declaration of war against many ad-tech companies and major advertisers. “Today, we’re making explicit that once third-party cookies are phased out, we will not build alternate identifiers to track individuals as they browse across the web, nor will we use them in our products,” said David Temkin, Google’s director of product management, ads privacy, and trust.

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

This is cause for enormous concern within the advertising industry. The Cookie Apocalypse during 2022 wipe out approximately 85% of the digital market according to Data Science Analyst, Roger Kamena. Any data or ad-tech company that captures any information on unidentified users through a data management platform (DMP) will be affected.

We believe that our Campaign Performance Platform delivers a solution that will overcome this problem caused by Google while still ensuring the privacy of users, because our Campaign Performance Platform does not rely on the use of browser cookies.

Instead, our platform uses AI to manage “personas” which we believe will now become more important than ever for targeting purposes. Cookies are dead. Also, our use of personas will overcome another challenge for the ad targeting industry created by Apple as soon as it releases its next operating system that will ask users to opt in to share their location on every mobile app. As a result, location data will decrease significantly to the point where it won’t be scalable.

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

Future Revenue

At the beginning of Q4 of 2021, we pivoted the focus of our business to a software licensing and delivery model, whereby our software is centrally hosted and licensed on a monthly subscription basis. We charge a flat percentage of clients’ monthly ad spend budget for software license fees, and a flat percentage of their monthly ad spend budget for media activation and placement. We believe this provides greater transparency to the client as well as makes the Company’s revenue more consistent and predictable. We believe this shift towards SaaS recurring revenue can potentially be highly valuable to the Company and its shareholders.

Sales and Marketing

To achieve the objective of disrupting the digital advertising world by offering a solution that harnesses the power of artificial intelligence , we have assembled a team of experts working collectively for the best interest of our customers.

During the client sales process, our team delivers demonstrations, presentations, proposals and contracts. Many new customers have been retained through email marketing, direct sales, and word-of-mouth referrals. Our direct sales efforts are aimed at Chief Marketing Officers, senior marketing and information technology (IT) executives within Consumer, B2B and B2C political organizations who are looking to create or expand their digital operations. Word-of-mouth referrals have been very valuable to us and we intend to continue nurturing our customer and industry relationships to maximize these referrals.

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

Many of our competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services or other resources and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, for example by offering a SaaS-based product that competes with our on-premises products or our SaaS product, Campaign Performance Platform, or devote greater resources to the development, promotion and sale of their products than us. Moreover, many of these competitors are bundling their analytics products into larger deals or maintenance renewals, often at significant discounts. Increased competition may lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition will be harmed if we fail to meet these competitive pressures.

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

Employees

As of May 15, 2023 we had 30 full time employees, 5 of whom are employed in administrative positions, 7 in sales and marketing positions, and 20 in technical position,14 employees in Texas, 2 in New Jersey, 9 in Arizona, 1 in Virginia, 1 in California, 1in Missouri, and 2 North Carolina.

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

The Consolidated Financial Statements include the Company and its wholly owned subsidiaries CLWDOperations, Inc a Delaware corporation (“CLWD Operations”), Parscale Digital, Inc., a Nevada corporation (“Parscale Digital”), WebTegrity, Inc., a Nevada corporation (“WebTegrity”), Data Propria, Inc., a Nevada corporation (“Data Propria”), and Giles Design Bureau, Inc., a Nevada corporation (“Giles Design Bureau). All significant inter-company transactions are eliminated in the consolidation of the financial statements.

During year ended December 31, 2022 the Company dissolved Parscale Digital, Inc., Data Propria, Inc., and WebTegrity, Inc.

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

Vendors extend us credit terms for the purchase of advertising inventory. We currently have outstanding payables to existing vendors. If we are unable to pay our publishers in a timely fashion, they may elect to no longer sell us inventory to provide for sale to advertisers. Also, it may be necessary for us to incur additional indebtedness to maintain operations of the Company. If we default on our credit obligations, our lenders and debt financing holders may, among other things:

●	require repayment of any outstanding obligations or amounts drawn on our credit facilities;

●	terminate our credit;

●	stop delivery of ordered equipment;

●	discontinue our ability to acquire inventory that is sold to advertisers;

●	require us to accrue interest at higher rates; or

●	require us to pay significant damages.

If some or all of these events were to occur, our operations may be interrupted and our ability to fund our operations or obligations, as well as our business, financial results, and financial condition, could be adversely affected.

War, terrorism, other acts of violence or natural or manmade disasters such as a global pandemic may affect the markets in which the Company operates, the Company’s customers, the Company’s delivery of products and customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

The Company’s business may be adversely affected by instability, disruption or destruction in the geographic regions in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, food, fire, earthquake, storm or pandemic events and spread of disease (including the recent outbreak of the coronavirus commonly referred to as “COVID- 19”). Such events may cause customers to suspend their decisions on using the Company’s services and otherwise affect their ability to meet their obligations to us by making payments on our existing equipment leases, make it impossible to contact our customers and potential customers as well as potential sources of future financing, for our customers to visit our physical locations, and give rise to sudden significant changes in regional and global economic conditions and cycles that could interfere with our existing business as well as our planned expansion into the mobility business. These events also pose significant risks to the Company’s personnel and to physical facilities and operations, which could materially adversely affect the Company’s financial results.

We have a history of losses and expect to continue to incur losses.

We have experienced net losses and negative cash flows from operating activities, and we expect such losses and negative cash flows to continue in the foreseeable future. For the years ended December 31, 2022 and 2021, we incurred net losses of $8,028,117 and $8,482,296, respectively. We may never achieve profitability.

We have a limited operating history, which may make it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a relatively short operating history and have been delivering AI-powered solutions, our proprietary audience-driven business intelligence solution, since January 2018, and are now offering the Campaign Performance Platform a SaaS (software-as-a-service) solution. As a result, it may be difficult to evaluate in an investment in our stock. Furthermore, we operate in an industry that is characterized by rapid technological innovation, intense competition, changing customer needs and frequent introduction of new products, technologies and services. We have encountered, and we will continue to encounter, risks and uncertainties frequently experienced by companies in evolving industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the market, or we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

Our future success will depend in large part on our ability to, among other things:

●	market acceptance of our current and future products and services;

●	improve the performance and capabilities of our products;

●	manage the full automation of our Campaign Performance Platform solution;

●	compete with other companies, custom development efforts and open source initiatives that are currently in, or may in the future enter, the market for our products;

●	technology and data center infrastructure, enhancements to cloud architecture, improved disaster recovery protection, increasing data security, compliance and operations expenses;

●	data center costs as customers increase the amount of data that is available to our platform and the number of users on our platform;

●	the amount and timing of operating expenses, particularly sales and marketing expenses, related to the maintenance and expansion of our business, operations and infrastructure;

●	write-downs, impairment charges or unforeseen liabilities in connection with intangible assets or acquisitions;

●	our ability to successfully manage any acquisitions; and

●	general economic and political conditions in our domestic and international markets

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

Our new products or product enhancements, such as our Campaign Performance Platform, and changes to our existing software could fail to attain sufficient market acceptance for many reasons, including:

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

For the year ended December 31, 2022, three clients represented approximately 31% of our service fee revenue. Termination, reduction, or delay of our services under a contract could result from factors unrelated to our work product or the progress of the project such as factors related to business or financial conditions of the client, changes in client strategies or the domestic or global economy generally. Termination, reduction or substantial delay of services any significant client, or nonrenewal of any significant client contract, or the nonpayment of a material amount of our service fees by a significant client, could have a material adverse effect upon our business, results of operation and financial condition.

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

Our growth strategy is dependent on the success of our completed acquisitions and in the future we may acquire additional companies, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of these acquisitions or any other future acquisition, and any acquisition has numerous risks. These risks include the following:

●	difficulty in assimilating the operations and personnel of the acquired company;

●	difficulty in effectively integrating the acquired technologies or products with our current technologies;

●	difficulty in maintaining controls, procedures and policies during the transition and integration;

●	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;

●	inability to retain key technical and managerial personnel of the acquired business;

●	inability to retain key customers, vendors and other business partners of the acquired business;

●	inability to achieve the financial and strategic goals for the acquired and combined businesses;

●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

●	potential failure of the due diligence processes to identify significant issues with product quality, intellectual property infringement and other legal and financial liabilities, among other things; and

●	potential inability to assert that internal controls over financial reporting are effective.

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

In addition, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

Our principal stockholders, officers and directors, in the aggregate, beneficially own approximately 54% of our outstanding common stock. As a result, these stockholders acting together, have the ability to control substantially all matters submitted to the Company’s stockholders for approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our principal stockholders, directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Our common stock is subject to the “penny stock” rules of the sec and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission (the “SEC”) has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock

We have never paid dividends and have no plans to pay dividends in the future. As a result, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

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

We have a substantial number of convertible securities outstanding. The exercise of our outstanding options and convertible preferred stock can have a dilutive effect on our common stock. As of December 31, 2022, we had (i) outstanding options to purchase approximately 879 million shares of our common stock at a weighted average exercise price of $0.009 per share, (ii) outstanding shares of our Series, A, B, C, D, E, and G Preferred Stock that, upon conversion without regard to any beneficial ownership limitations or advance conversion notice, would provide the holders with an aggregate of 966 million shares of our common stock. The issuance of shares of common stock upon exercise of outstanding options or conversion of preferred stock could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

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

As of December 31, 2022, there were approximately 2,000 holders of the Company’s common stock, not including shares held in “street name” in brokerage accounts, which are unknown.

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

The following table provides equity compensation plan information as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by stock holders	—	$—	200,000,000
Equity compensation plans not approved by stock holders	—	—
Total	—		$200,000,000

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2022 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balances of the allowance account at December 31, 2022 and December 31, 2021 were $5,619 and $4,469 respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2022 and determined the fair value of each intangible asset and goodwill did not exceed the respective carrying values. Therefore, an impairment of indefinite lived intangibles and goodwill was recognized.

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

	December 31, 2022
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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. During the year ended December 31, 2021, the Company’s notes payable had stated borrowing rates that were consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximated their fair value. As of December 31, 2022 the Company has zero note payables.

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

Management reviewed accounting pronouncements issued during the year ended December 31, 2022, and no pronouncements were adopted during the period.

Management reviewed accounting pronouncements issued during the year ended December 31, 2021, and the following pronouncement was adopted during the period.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2022. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

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

Results of Operations for the Year Ended December 31, 20222, compared to the Year Ended December 31, 2021.

REVENUE

Total revenue for the year ended December 31, 2022 increased by $123,964 to $6,744,297, compared to $6,868,261for the year ended December 31, 2021.  The increase was primarily due to a pivot of focus from professional services to SaaS revenue generated by our Campaign Performance Platform. During this pivot, we strategically chose to discontinue parts of our business, such as our hosting business, that was not part of our core focus going forward. The hosting business is recorded separately as discontinued operations in the statement of operations for years ended December 31, 2022 and 2021.

COST OF REVENUE

Cost of revenue for the year ended December 31, 2022 increased by $2,615,898 to $7,312,215, compared to $4,696,317 for the year ended December 31, 2021. The increase was primarily due to the increase in platform fees, digital ad costs, and salaries partially offset by a decrease in discontinued operations.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the year ended December 31, 2022 decreased by $135,738 to $3,912,770, compared to $4,048,508 for the year ended December 31, 2021.  The decrease was primarily due to employee retention credit received during the year ended December 31, 2022 and partially offset by an increase in salaries and professional services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

SG&A expenses for the year ended December 31, 2022 decreased by $ 765,464 to $ 4,001,870 compared to $4,767,334 for the year ended December 31, 2021. The decrease was primarily due to a decrease in recruiting services, rent, and research and development.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the year ended December 31, 2022 decreased by $8,982 to $37,553, compared to $46,535 for the year ended December 31, 2021. The decrease was primarily due to the impairment of goodwill and intangible assets, as of December 31, 2021, which eliminated additional amortization of intangible assets in the current period.

OTHER INCOME AND EXPENSE

Total other income and expense for the year ended December 31, 2022 decreased by $1,896,139 to net other expense of $30,187 compared to net other income of $1,865,952 for the year ended December 31, 2021. The decrease in net other expense was primarily due to the decrease in finance charges and compensation expense related to the issuance of shares of common stock to a related party during the year end December 31, 2021 partially offset by the gain on sales of discontinued operations.

NET LOSS

The net loss for the year ended December 31, 2022 was $ 8,489,924, compared to the net loss of $8,482,771 for the year ended December 31, 2021.  The decrease in net loss for the period was primarily due to an employee retention credit received during the year ended December 31, 2022, an increase in SaaS revenue partially offset by SG&A and stock option expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($2,684,592) at December 31, 2022, compared to a net working capital of $2,706,377 at December 31, 2021.

Cash flow used in operating activities was $4,413,732 for the year ended December 31, 2022, compared to cash flow used in operating activities of $4,958,822 for the year ended December 31, 2021. The decrease in cash flow used in operating activities of $545,090 was primarily due to a decrease in net loss, partially offset by finance charges and warrant and stock option expenses.

Cash flow provided by investing activities was $4,224 for the year ended December 31, 2022, compared to cash flow used in investing activities of $128,046 for the year ended December 31, 2021.  The decrease in cash flow provided by investing activities of $123,822 was primarily due to the sales of hosting revenue stream, partially offset by purchase of computers, printer, and videography equipment.

Cash flow provided by financing activities was $1,033,884 for the year ended December 31, 2022, compared to cash flow provided by financing activities of $8,251,693 for the year ended December 31, 2021.   The decrease in cash flow provided by financing activities of $7,217,809 was due to the reduction of sales of common stock, partially offset by debt repayments.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2022, the Company had equity line financing relationship with one investor. During the current period, the investor provides short-term financing under a stock purchase arrangement disclosed in footnote 10. The Company does not have any long-term sources of liquidity. As of December 31, 2022, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

The Company has negative monthly cash flows from operations of approximately $300,000. The Company’s current cash is sufficient to sustain the Company’s operations for approximately 12 months without additional borrowings. To satisfy cash needs, the Company relies on various borrowing mechanisms to fund operations and service debt, as discussed above.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF AIADVERTISING, INC.

AIADVERTISING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of AiAdvertising, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AiAdvertising, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As discussed in Note 2 and Note 3, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers customers the ability to acquire multiple services. Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements. Given these factors and due to the volume of transactions, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

We tested the Company’s allocation of the transaction price and other variables that impact revenue recognition.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, Texas

May 15, 2023

	December 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash	$55,831	$3,431,455
Accounts receivable, net	95,300	497,422
Costs in excess of billings	-	27,779
Prepaid and other current Assets	105,076	182,427
TOTAL CURRENT ASSETS	256,207	4,139,083

PROPERTY & EQUIPMENT, net	102,659	114,249
RIGHT-OF-USE ASSETS	175,974	66,369

OTHER ASSETS
Lease deposit	8,939	9,800
Goodwill and other intangible assets, net	20,202	20,202
TOTAL OTHER ASSETS	29,141	30,002

TOTAL ASSETS	$563,981	$4,349,703

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,071,122	$791,727
Accounts payable, related party	10,817	10,817
Accrued expenses	39,233	72,158
Operating lease liability	28,494	66,369
Deferred revenue and customer deposit	791,133	491,635
TOTAL CURRENT LIABILITIES	2,940,799	1,432,706

LONG TERM LIABILITIES
Capital lease obligation, long term	147,480	-
TOTAL LONG TERM LIABILITIES	147,480	-

TOTAL LIABILITIES	3,088,279	1,432,706
COMMITMENTS AND CONTINGENCIES (see Note 14)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 Authorized shares:
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and outstanding;	18	18
Series C Preferred Stock; 25,000 authorized, 14,425 shares issued and outstanding;	14	14
Series D Preferred Stock; 90,000 authorized, 86,021 and 90,000 shares issued and outstanding;	86	86
Series E Preferred stock; 10,000 authorized, 10,000 shares issued and outstanding;	10	10
Series F Preferred stock; 800,000 authorized, zero and 2,413 shares issued and outstanding;	-	-
Series G Preferred stock; 2,600 authorized, 2,597 shares issued and outstanding;	3	3
Common stock, $0.001 par value; 10,000,000,000 and 2,000,000,000 authorized shares; 1,175,324,666 and 1,055,566 shares issued and outstanding, respectively	1,175,330	1,055,566
Additional paid in capital	49,595,914	46,667,049
Common stock payable, consisting of 5,000,000 shares valued at $0.1128	564,000	564,000
Accumulated deficit	(53,859,673)	(45,369,749)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(2,524,298)	2,916,997

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$563,981	$4,349,703

	Year Ended December 31, 2022	Year Ended December 31, 2021

REVENUE	$6,744,297	$6,868,261

COST OF REVENUE	7,312,215	4,696,317
Gross Profit	(567,918)	2,171,944

OPERATING EXPENSES
Salaries and outside services	3,912,770	4,048,508
Selling, general and administrative expenses	4,001,870	4,767,334
Depreciation and amortization	37,553	46,535
TOTAL OPERATING (INCOME) EXPENSES	7,952,193	8,862,377

INCOME (LOSS) FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	$(8,520,111)	$(6,690,433)

OTHER INCOME (EXPENSE)
Gain (loss) on extinguishment of debt	4,990	282,418
Gain (loss) forgiveness of PPP Loan	-	780,680
Gain (loss) on Sales of Discontinued Operations	25,197	226,769
Interest expense	-	(3,155,819)
TOTAL OTHER INCOME (EXPENSE)	$30,187	$(1,865,952)

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR TAXES	$(8,489,924)	$(8,556,385)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE PROVISION FOR TAXES	$-	$73,614

PROVISION (BENEFIT) FOR INCOME TAXES	-	-

NET INCOME/(LOSS)	$(8,489,924)	$(8,482,771)

PREFERRED DIVIDENDS	-	12,525

NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,489,924)	$(8,495,296)

NET LOSS PER SHARE
BASIC	$(0.01)	$(0.01)
DILUTED	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,123,312,864	956,912,269
DILUTED	1,123,312,864	956,912,269

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2020	147,500	$147	683,940,104	$683,949	$31,486,837	$-	(36,886,978)	$(4,716,045)

Conversion of convertible note, related party			44,629,338	44,629	533,245			577,874
Stock issuances to lenders			85,000,000	85,000	8,415,493			8,500,493
Stock issuances to related party			25,000,000	25,000	2,795,000			2,820,000
Series A preferred stock dividend declared ($0.86 per share)	-	-	-	-	(8,705)		-	(8,705)
Series F preferred stock dividend declared ($0.67 per share)	-	-	-	-	(3,820)		-	(3,820)
Stock based compensation	-	-	-	-	1,247,048		-	1,247,048
Stock option exercised - cashless basis	-	-	11,107,502	11,108	(11,108)		-	-
Stock option exercised - cash basis			333,334	333	(333)			-
Preferred stock conversion	(13,979)	(14)	109,947,500	109,948	(109,934)		-	-
Warrant issuance					983,571			983,571
Warrant exercise - cashless basis	-	-	17,313,025	17,314	(17,314)		-	-
Warrant exercise - cash basis			78,285,715	78,285	907,029			985,314
Other - RegA Investor Funds	(100)				(2,500)			(2,500)
Redemption of Series F Preferred Stock	(2,353)	(2)			(58,823)			(58,825)
Redempion of Series H Preferred stock	(1,000)	(2)			2			-
Issuance of Series H Preferred stock	1,000	2			511,361			511,363
Common stock payable						564,000		564,000
Net Loss	-	-	-	-			(8,482,771)	(8,482,771)

Balance, December 31, 2021	131,068	$131	1,055,556,518	$1,055,566	$46,667,049	$564,000	(45,369,749)	$2,916,997

Conversion of convertible note, related party								-
Proceeds from issuance of common stock			104,508,102	104,505	929,379			1,033,884
Stock Issuance in exchange for services			15,009,900	15,009	108,365			123,374
Stock issuances to related party								-
Stock based compensation			-	-	1,891,371		-	1,891,371
Stock option exercised - cashless basis			3,190,442	3,190	(3,190)		-	-
Stock option exercised - cash basis			-					-
Retired stock issuance			(2,940,759)	(2,940)	2,940			-
Preferred stock conversion							-	-
Warrant issuance								-
Warrant exercise - cashless basis							-	-
Warrant exercise - cash basis								-
Common Stock Payable			-	-				-
Net Loss	-	-	-	-			(8,489,924)	(8,489,924)

Balance, December 31, 2022	131,068	$131	1,175,324,203	$1,175,330	$49,595,914	$564,000	(53,859,673)	$(2,524,298)

	Year Ended December 31, 2022	Year Ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continued operations	$(8,489,924)	$(8,556,385)

Adjustment to reconcile net loss to net cash (used in) operating activities
Bad debt expense	(1,180)	(2,274)
Depreciation and amortization	37,553	46,535
Finance charge, related party	-	2,820,000
Amortization of Debt Discount	-	274,992
Gain on extinguishment of debt	(4,990)	(282,418)
Gain on forgiveness of PPP loan	-	(780,680)
Gain on Sale of Discontinued Operations	(25,197)	(226,769)
Non-cash compensation expense	1,891,371	1,247,048
Non-cash service expense	123,374	564,000
Fair valuation of warrants as compensation	-	983,571
Issuance of Series H Pref to employee	-	511,363
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(218,934)	(151,789)
Prepaid expenses and other assets	77,351	(151,997)
Costs in excess of billings	27,779	(27,779)
Lease deposit	861	-
Accounts payable	1,279,395	(693,347)
Accrued expenses	(32,925)	(256,852)
Customer Deposits	459,927	(349,655)
NET CASH (USED IN) OPERATING ACTIVITIES - continued operations	(4,875,539)	(5,032,436)
NET CASH PROVIDED BY OPERATING ACTIVITIES - discontinued operations	-	73,614
NET CASH (USED IN) OPERATING ACTIVITIES	(4,875,539)	(4,958,822)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(20,973)	(98,723)
Proceeds from the sale of discontinued operations	25,197	226,769
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	4,224	128,046

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividend	-	(408,805)
Proceeds of issuance of common stock, net	1,033,884	9,485,807
Proceeds (payments) on line of credit, net	-	(366,012)
Proceeds from issuance of notes, related party, net	-	(428,652)
Proceeds (payments) of preferred stock	-	(61,325)
Principal payments on debt, third party	-	(750,000)
Proceeds from PPP loan	-	780,680
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	1,033,884	8,251,693

NET INCREASE / (DECREASE) IN CASH	(3,837,431)	3,420,917

CASH, BEGINNING OF PERIOD	3,431,455	10,538

CASH, END OF PERIOD	$(405,976)	$3,431,455

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$60,038
Taxes paid	$-	$-

Non-cash financing activities:
Conversion of notes payable to common stock, related party	$-	$577,874
Right of use asset exchanged for lease liability	$186,706	$105,180
Change in right of use asset	$(70,608)
Retired Stock Issuance	$2,940	-
Conversion of preferred to common stock	$-	$109,948
Exercise of stock options	$3,190	$11,108
Exercise of warrants	$-	$17,314

1.	ORGANIZATION AND LINE OF BUSINESS

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

During year ended December 31, 2022 the Company dissolved Parscale Digital, Inc., Data Propria, Inc., and WebTegrity, Inc.

Going Concern

The accompanying Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying Consolidated Financial Statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  As of December 31, 2022, Management reassessed going concern and found the Company will have sufficient liquidity for the next 12 months such that there is no substantial doubt about its ability to continue as a going concern company. During the year ended December 31, 2022 the Company raised capital from investors through sales of securities and normal course of business operations, which allowed the company to improve cash flow and pay down obligations. As of December 31, 2022, the Company had negative working capital of $2,684,592. We have historically reported net losses, and negative cash flows from operations, which raised substantial doubt about the Company’s ability to continue as a going concern in previous years. The appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital. Historically, the Company has obtained funds from investors since its inception through sales of our securities. The Company will also seek to generate additional working capital from increasing sales from its campaign performance platform, creative, website development, and digital advertising service offerings, and continue to pursue its business plan and purposes.

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

During year ended December 31, 2022 the Company dissolved Parscale Digital, Inc., Data Propria, Inc., and WebTegrity, Inc.

Reclassifications

During the year ended December 31, 2022 we recognized cost of revenue in the statement of operations. Certain prior periods have been reclassified to reflect the current period presentation.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at December 31, 2022 and 2021 are $5,619 and $4,469, respectively. During the years ended December 31, 2022 and 2021, we included $1,180 and ($2,274), respectively, in expense related to balances that were written off as bad debt.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition, the allowance for doubtful account receivable, intangible assets and long-lived asset impairments and adjustments, the deferred tax valuation allowance, and the fair value of stock options and warrants.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2022, the Company held cash and cash equivalents in the amount of $55,831 which was held in the Company’s operating bank accounts. This amount is held in a bank account exceeding the FDIC insured limit of $250,000.

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of the income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations includes digital advertising revenue. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 606, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work in an asset in costs in excess of billings. The terms of services contracts generally are for periods of less than one year. The deferred revenue and customer deposits as of December 31, 2022 and 2021 was $791,133 and $491,635, respectively. The costs in excess of billings as of December 31, 2022 and 2021 was zero and $27,779, respectively. See footnote 3 for a disclosure of our use of estimates and judgement, as it relates to revenue recognition.

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

Included in revenue are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, furniture, supplies, and the largest component, digital advertising. We have determined, based on our review, that the amounts classified as reimbursable costs should be recorded as gross, due to the following factors:

●	The Company is primarily in control of the inputs of the project and responsible for the completion of the client contract;

●	We have discretion in establishing price; and

●	We have discretion in supplier selection.

During the years ended December 31, 2022 and 2021, we included $4,694,698 and $3,448,153, respectively, in revenue, related to reimbursable costs.

The Company records revenue into the following four categories:

●	Design – Includes branding, photography, copyrighting, printing, signs and interior design.

●	Development – Includes website coding.

●	Digital Advertising – Includes ad spend, SEO management and digital ad support.

●	The Platform - Includes our existing client creative assets and intelligently recommends enhancements to optimize performance by using artificial intelligence.

	Year ended December 31, 2022			Year ended December 31, 2021
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Design	$1,483,138	-	1,483,138	2,027,1527	-	2,027,152
Development	15,631	-	15,631	225,049	-	225,049
Digital Advertising	4,614,453	-	4,614,453	4,525,688	-	4,525,688
The Platform	631,075	-	631,075	90,372	-	90,372
Total	$6,744,297	$-	$6,744,297	$6,868,261	$-	$6,868,261

For the years ended December 31, 2022 and December 31, 2021, revenue was disaggregated into the five categories as follows:

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $535,833 and $549,628 for the years ended December 31, 2022 and December 31, 2021, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $184,982 and $145,375, for the years ended December 31, 2022 and December 31, 2021, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2022 and December 31, 2021, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

		As of December 31,
	Years	2022	2021
Equipment	5-7	$241,254	$239,641
Office furniture	7	76,002	51,653
Leasehold improvements	Shorter of use of life or Length of lease	-	-
Less accumulated depreciation		(214,598)	(177,045)
Net property and equipment		$102,659	$114,249

The following table discloses fixed asset transactions and recordings during the years ended December 31, 2022 and December 31, 2021:

	Year ended December 31, 2022	Year ended December 31, 2021
Depreciation expense	$37,553	$40,155
Gain/(loss) on disposals	-	-
Cash paid for fixed asset additions	20,973	98,723

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

December 31, 2022
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

Concentrations of Business and Credit Risk

The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk. The Company typically offers its customers credit terms. The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral. In the event of nonpayment, the Company has the ability to terminate services. As of December 31, 2022, the Company held cash and cash equivalents in the amount of $55,831, which was held in the operating bank accounts. Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000. For further discussion on concentrations see footnote 11.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the year ended December 31, 2022, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2022 based on the grant date fair value estimated. Stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2022 is based on awards ultimately expected to vest or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the year ended December 31, 2022 and 2021 were $1,891,371 and $1,247,048, respectively.

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

For the year ended December 31, 2022, the Company has excluded 117,151,512 shares of common stock underlying options, 162,703,869 shares of common stock underlying warrants, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 86,021 Series D Preferred shares convertible into 215,052,500 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, and 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock, because their impact on the loss per share is anti-dilutive. As of December 31, 2022, the total dilutive shares equate to 1,246,467,092.

For the year ended December 31, 2021, the Company has excluded 246,618,441 shares of common stock underlying options, 162,703,869 shares of common stock underlying warrants, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 86,021 Series D Preferred shares convertible into 215,052,500 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, and 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock, because their impact on the loss per share is anti-dilutive. As of December 31, 2021 the total dilutive shares equate to 1,375,934,021.

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

Management reviewed accounting pronouncements issued during the year ended December 31, 2022, and no pronouncements were adopted during the period.

Management reviewed accounting pronouncements issued during the year ended December 31, 2021, and the following pronouncement was adopted during the period.

In January 2017, the FASB issued 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Due to the limited amount of goodwill and intangible assets recorded at December 31, 2022, the impact of this ASU on its consolidated financial statements and related disclosures was immaterial.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2022. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

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

Discontinued Operations

On June 11, 2021, the Company entered into and closed an asset purchase agreement (the “Asset Purchase Agreement”) with Liquid Web, LLC (“Buyer”) under which the Company sold the web hosting and maintenance revenue stream (the “Asset Sale”) to the Buyer for a Purchase Price of $251,966 which included the “Indemnity Holdback” amount of $25,197. The Buyer agreed to pay the Company the “Indemnity Holdback” amount within 45 days following the six-month anniversary of the closing date (June 11, 2021) in accordance with the Asset Purchase Agreement. As of December 31, 2022 the “Indemnity Holdback” amount was paid by the Buyer and is recorded as a Gain on Sale of Discontinued Operations in our statement of operations.

The Company did not classify any assets or liabilities specific to the Purchased Assets. Therefore, the purchase price from the Purchased Assets is recorded as a Gain on Sale of Discontinued Operations in our statement of operations for the year ended December 31, 2022 and 2021. As a result of the Company entering into the Asset Purchase Agreement, the Company’s web hosting revenue stream has been characterized as discontinued operations in its financial.

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

The following table summarizes the results of operations for the year ended December 31, 2022 and 2021.

	December 31, 2022			December 31, 2021
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Hosting Revenue	—	—	—	$129,934	—	$129,934
Cost of Sales	—	—	—	56,320	—	56,320
Net Income from Discontinued Operations	$—	$—	$—	$73,614	$—	$73,614

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized. For the year ended December 31, 2022, we used the federal tax rate of 21% in our determination of the deferred tax assets and liabilities balances.

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

2.	Identify the performance obligations in the contract

Our sales and account management teams define the scope of services to be offered, to ensure all parties are in agreement and obligations are being delivered to the customer as promised. The performance obligation may not be fully identified in a mutually signed contract, but may be outlined in email correspondence, face-to-face meetings, additional proposals or scopes of work, insertion orders or phone conversations.

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

5.	Recognize revenue when (or as) we satisfy a performance obligation

The Company uses several means to satisfy the performance obligations:

a.	Billable Hours – The company employs a time tracking system where employees record their time by project. This method of satisfaction is used for time and material projects, change orders, website edits, revisions to designs, and any other project that is hours-based. The hours satisfy the performance obligation as the hours are incurred.

b.	Media activation/Ad Spend – To satisfy ad spend, the company generates analytical reports monthly or as required to show how the ad dollars were spent and how the targeting resulted in click-throughs. The ad spend satisfies the performance obligation, regardless of the outcome or effectiveness of the campaign. In addition, the Company utilizes third party invoices after the ad dollars are spent, in order to satisfy the obligation.

c.	Milestones – If the contract requires milestones to be hit, then the Company satisfies the performance obligation when that milestone is completed and presented to the customer for review. As each phase of a project is complete, we consider it as a performance obligation being satisfied and transferred to the customer. At this point, the customer is invoiced the amount due based on the transaction pricing for that specific phase and/or we apply the customer deposit to recognize revenue.

d.	Monthly Retainer – If the contract is a retainer for work performed, then the customer is paying the Company for its expertise and accessibility, not for a pre-defines amount of output. In this case, the obligation is satisfied at the end of the period, regardless of the amount of work effort required.

e.	Platform License Fee – If a contract includes a platform license fee, then the customer is paying for full access to the Campaign Performance Platform, a subscription-based, end-to-end Ad management solution. The platform empowers brands and agencies to easily target, predict, create scale, and measure hyper-personalized campaigns. The monthly license fee is a flat percentage of client’s monthly ad spend budget. A monthly recurring platform fee is available on a case-by-case basis. The platform license fee revenue is recognized as the media spend obligation is performed and satisfied. Unless the license fee is flat, it is recognized regardless of the media spend on a recurring monthly basis.

f.	Hosting - Monthly recurring fees for hosting are recognized on a monthly basis, at a fixed rate. Hosting contracts are typically one-year and reviewed annually for renewal. Prices are subject to change at management discretion. During the year ended December 31, 2021 web hosting services was discontinued from our operating revenue streams.

The Company generates income from four main revenue streams: platform license fee, creative design, web development, and digital marketing. Each revenue stream is unique, and includes the following features:

Platform

We provide a subscription-based, end-to-end Ad Management Campaign Performance Platform. We believe in harnessing the power of artificial intelligence (AI) and machine learning (ML) to eliminate waste and maximize return on digital ad spend. The platform empowers brands and agencies to easily target, predict, create, scale, and measure hyper-personalized campaigns. We prove what works and what doesn’t, enabling our clients to make informed and strategic decisions impacting their bottom lines positively. We classify revenue as a percentage of the ad spend budget or as a monthly fixed fee for the platform license subscription. Contracts are generated to assure both the Company and the client are committed to partnership, agree to the defined terms and conditions, and are typically for one year. The transaction price is usually a percentage of the media budget, which is subject to change on a case-by-case basis. The Company evaluates the fair value of the platform license obligation by using the expected cost-plus margin approach to determine the reasonableness of the transaction price. The Company recognizes revenue when performance obligations are met, such as the ad spend has run for percentage-based contracts. If the platform license fee is fixed, then the obligation is earned at the end of the period, regardless of how much media spend is performed.

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

Digital Marketing

We have a reputation for providing digital marketing services that get results. We classify revenue as digital marketing, including, ad spend and digital ad support. Billable hours and advertising spending are estimated based on client-specific needs and subject to change with client concurrence. Revenue is recognized when ads are run on one of the third-party platforms or when the hours are recorded by the digital marketing specialist if the obligation relates to support or services.

Included in creative design and digital marketing revenues are costs that are reimbursed by our clients, including third-party services, such as photographers and stylists, supplies, and the largest component, digital advertising. We have determined, based on our review, that the amounts classified as reimbursable costs should be recorded as gross (principal), due to the following factors:

-	The Company is the primary obligor in the arrangement;

-	We have latitude in establishing price;

-	We have discretion in supplier selection; and

The Company has credit risk included in creative design and digital marketing revenues are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, supplies, and the largest component, digital advertising. We have determined, based on our review, that the amounts classified as reimbursable costs should be recorded as gross (principal), due to the following factors:

-	The Company is the primary obligor in the arrangement;

-	We have latitude in establishing price;

-	We have discretion in supplier selection; and

-	The Company has credit risk

During the year ended December 31, 2022 and 2021, we included $4,694,698 and $3,448,153 respectively, in revenue related to reimbursable costs. The deferred revenue and customer deposits as of December 31, 2022 and December 31, 2021 were $791,133 and $491,635, respectively.

For the year ended December 31, 2022 and 2021, revenue was disaggregated into the four categories as follows:

	Year ended December 31, 2022			Year ended December 31, 2021
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Design	$1,483,138	-	1,483,138	$2,027,152	-	2,027,152
Development	15,631	-	15,631	225,049	-	225,049
Digital Advertising	4,614,453	-	4,614,453	4,525,688	-	4,525,688
The Platform	631,075	-	631,075	90,372	-	90,372
Total	$6,744,297	$-	$6,744,297	$6,868,261	$-	$6,868,261

4.	LIQUIDITY AND OPERATIONS

The Company had a net loss of $8,489,924 for the year ended December 31, 2022, which includes net income from discontinued operations of zero, and $8,482,771 for the year ended December 31, 2021, which includes net income from discontinued operations of $73,614 and net cash used in operating activities of $4,875,539 and used in operating activities of $4,958,822, in the same periods, respectively.

As of December 31, 2022, the Company had a short-term equity line relationship with one investor. During the current period, the investor provides short-term proceeds under a stock purchase agreement disclosed in footnote 11 The Company does not have any long-term sources of liquidity. As of December 31, 2022, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

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

Domain Name

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202, which will be kept to protect the immediate history of the Company. The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet. As of December 31, 2022, we have determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense. The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

Trademark

On September 22, 2015, the Company purchased the trademark rights to “CLOUDCOMMERCE”, from a private party at a purchase price of $10,000. The total recorded cost of this trademark of $10,000 has been included in other assets on the balance sheet. The trademark expired in 2021 and could be renewed for an additional 10 years. As of September 30, 2015, we determined that this intangible asset has a definite useful life of 174 months, and as such, will be included in depreciation and amortization expense. For the year ended December 31, 2022 and 2021, the Company included zero and $6,380, respectively, in depreciation and amortization expense related to this trademark. During the year ended December 31, 2021, the Company did not renew the trademark and recorded the remaining intangible asset balance to depreciation and amortization. As of December 31, 2022, the balance on this intangible asset was zero.

The Company’s intangible assets consist of the following:

	December 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	20,202	—	20,202	20,202	—	20,202
Total	$20,202	$—	$20,202	$20,202	$—	$20,202

Total amortization expense charged to operations for the year ended December 31, 2022, and 2021 were zero and zero respectively. As of December 31, 2021, the balance of intangible assets is zero.

6.	CONVERTIBLE NOTES PAYABLE

On April 20, 2018, the Company issued a convertible promissory note (the “April 2018 Note”) in the amount of up to $200,000, at which time we received an initial advance of $200,000 to cover operational expenses. The terms of the April 2018 Note, as amended, allowed the lender, a related party, to convert all or part of the outstanding balance plus accrued interest, at any time after the effective date, at a conversion price of $0.01 per share. The April 2018 Note bore interest at a rate of 5% per year and had a maturity date of April 20, 2021. During the year ended December 31, 2018, we determined that the April 2018 Note offered a conversion price which was lower than the market price, and therefore included a beneficial conversion feature. The Company included the amortization of this beneficial conversion feature in interest expense in the amount of $139,726 during the year ended December 31, 2018, and $60,274 during the year ended December 31, 2019. During the year ended December 31, 2019, we determined that the conversion feature of the April 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the April 2018 Note. The fair value of the April 2018 Notes has been determined by using the Binomial lattice formula from the effective date of the note. On June 23, 2020, the lender converted $38,894 of the outstanding balance and accrued interest of $4,236 into 4,313,014 shares of common stock. On January 13, 2021, the lender converted $161,106 of the outstanding balance and accrued interest of $22,025 into 18,313,074 shares of common stock. The balance of the April 2018 Note, as of December 31, 2022 and 2021 was zero. This note was converted within the terms of the agreement.

7.	NOTES PAYABLE

Related Party Notes Payable

On August 3, 2017, the Company issued a promissory note (the “August 3, 2017 Note”) in the amount of $25,000, at which time the entire balance of $25,000 was received to cover operational expenses. The August 3, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 3, 2017 Note, as of December 31, 2022 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On August 15, 2017, the Company issued a promissory note (the “August 15, 2017 Note”) in the amount of $34,000, at which time the entire balance of $34,000 was received to cover operational expenses. The August 15, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 15, 2017 Note, as of December 31, 2022 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On August 28, 2017, the Company issued a promissory note (the “August 28, 2017 Note”) in the amount of $92,000, at which time the entire balance of $92,000 was received to cover operational expenses. The August 28, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the August 28, 2017 Note, as of December 31, 2022 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On September 28, 2017, the Company issued a promissory note (the “September 28, 2017 Note”) in the amount of $63,600, at which time the entire balance of $63,600 was received to cover operational expenses. The September 28, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the September 28, 2017 Note, as of December 31, 2022 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On October 11, 2017, the Company issued a promissory note (the “October 11, 2017 Note”) in the amount of $103,500, at which time the entire balance of $103,500 was received to cover operational expenses. The October 11, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 11, 2017 Note, as of December 31, 2022 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On October 27, 2017, the Company issued a promissory note (the “October 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The October 27, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the October 27, 2017 Note, as of December 31, 2022 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On November 15, 2017, the Company issued a promissory note (the “November 15, 2017 Note”) in the amount of $62,000, at which time the entire balance of $62,000 was received to cover operational expenses. The November 15, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 15, 2017 Note, as of December 31, 2022 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On November 27, 2017, the Company issued a promissory note (the “November 27, 2017 Note”) in the amount of $106,000, at which time the entire balance of $106,000 was received to cover operational expenses. The November 27, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the November 27, 2017 Note, as of December 31, 2021 is zero. On February 17, 2022, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On December 19, 2017, the Company issued a promissory note (the “December 19, 2017 Note”) in the amount of $42,000, at which time the entire balance of $42,000 was received to cover operational expenses. The December 19, 2017 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the December 19, 2017 Note, as of December 31, 2022 was zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

On January 3, 2018, the Company issued a promissory note (the “January 3, 2018 Note”) in the amount of $49,000, at which time the entire balance of $49,000 was received to cover operational expenses. The January 3, 2018 Note bore interest at a rate of 5% per year and was payable upon demand, but in no event later than 36 months from the effective date. The balance of the January 3, 2018 Note, as of December 31, 2022 is zero. On February 17, 2021, the related party note payable was refinanced and consolidated into one note payable. See the “February 17, 2021 Note”.

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

As of December 31, 2022, and December 31, 2021, the notes payable due to related parties totaled zero and zero, respectively.

Third Party Notes Payable

On October 21, 2020, the Company issued a promissory note (the “October 2020 Note”) in the amount of $600,000, at which time $548,250 was received after subtracting lender costs. The October 2020 Note bore interest at a rate of 12% per year, with 12 months of interest guaranteed. The Company issued 32,232,333 shares of our common stock in connection with this borrowing, which required the recording of a discount in the amount of $299,761 against the balance, amortized over the term of the note. On December 31, 2021, the Company paid off the balance owed on the October 2020 Note of $672,000 and amortized the debt discount of $242,274. As of December 31, 2022, the balance owed on the October 2020 Note was zero.

On December 10, 2020, the Company issued a promissory note (the “December 2020 Note”) in the amount of $150,000, at which time $130,875 was received after subtracting lender costs. The December 2020 Note bore interest at a rate of 12% per year, with 12 months of interest guaranteed. The Company issued 5,769,230 shares of our common stock in connection with this borrowing, which required the recording of a discount in the amount of $34,615 against the balance, amortized over the term of the note. On December 31, 2021, the Company paid off the balance owed on the December 2020 Note of $152,614 and amortized the debt discount of $32,718. As of December 31, 2021, the balance owed on the December 2020 Note was zero.

On February 4, 2021, the Company received loan proceeds of $780,680 under the Second Draw of the Paycheck Protection Program (“PPP2”). The PPP2 is evidenced by a promissory note between the Company and the Cache Valley Bank. The note had a five-year term, bore interest at the rate of 1.0% per year, and could have been prepaid at any time without payment of any premium.  No payments of principal or interest were due during the six-month period beginning on the date of the Note (the “Deferral Period”).  The principal and accrued interest under the note was forgivable after eight weeks if the Company used the PPP2 Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP2 requirements. In order to obtain forgiveness of the PPP2 Loan, the Company submitted a request and provided satisfactory documentation regarding its compliance with applicable requirements. On March 23, 2021, the Company was notified by a representative of Cache Valley Bank that the PPP2 loan was forgiven in full, in the amount of $780,680. On August 3, 2021 we were notified by the bank that the PPP2 Loan is still due and that the March 23, 2021 notification of forgiveness was sent in error. On December 17, 2021 we were notified by the bank that the PPP2 loan was forgiven in full, in the amount of $787,554, which includes $6,874 of interest. As of December 31, 2022, the balance of the PPP2 loan was zero.

8.	CAPITAL STOCK

At December 31, 2022 and 2021, the Company’s authorized common stock consists of 10,000,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders. As of the date of this report, the Board has designated Series A, Series B, Series C, Series D, Series E, Series F Series G and Series H Preferred Stock.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends, payable quarterly, out of any assets of the Company legally available therefor, at the rate of $8 per share annually, payable in preference and priority to any payment of any dividend on the common stock. During the year ended December 31, 2022 and 2021, we paid dividends of zero and $148,705, respectively, to the holders of Series A Preferred stock. During the year ended December 31, 2021, the holders of the 10,000 shares of Series A Preferred Stock converted all outstanding shares of Series A Preferred into 100,000,000 shares of common stock, which ceased any further accruals of dividends on the shares of Series A Preferred. As of December 31, 2022, the balance owed on the Series A Preferred stock dividend was zero.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock has a stated value of $100. The Series B Preferred Stock is convertible into shares of the Company’s common stock in an amount determined by dividing the stated value by a conversion price of $0.004 per share. The Series B Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series B Preferred Stock. As of December 31, 2022, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $100. The Series C Preferred Stock is convertible into shares of the Company’s common stock in an amount determined by dividing the stated value by a conversion price of $0.01 per share. The Series C Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series C Preferred Stock. As of December 31, 2022, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock has a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue means the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. The Series D Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series D Preferred Stock. During the year ended December 31, 2021, the holder of the 90,000 shares of Series D Preferred Stock converted 3,979 shares of Series D Preferred into 9,947,500 shares of common stock. As of December 31, 2022, the Company had 86,021 shares of Series D Preferred Stock outstanding. During the year ended December 31, 2022, and 2021, we paid dividends of zero, and $257,609 respectively, to the holders of Series D Preferred stock. As of December 31, 2021, the balance owed on the Series D Preferred stock dividend was zero.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock has a stated value of $100. The Series E Preferred Stock is convertible into shares of the Company’s common stock in an amount determined by dividing the stated value by a conversion price of $0.05 per share. Series E Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company. As of December 31, 2022, the Company had 10,000 shares of Series E Preferred Stock outstanding.

Series F Preferred

The Company has designated 800,000 shares of its preferred stock as Series F Preferred Stock. Each share of Series F Preferred Stock has a stated value of $25. The Series F Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series F Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the Company’s common stock. The Series F Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation. To the extent it may lawfully do so, the Company may, in its sole discretion, after the first anniversary of the original issuance date of the Series F Preferred Stock, redeem any or all of the then outstanding shares of Series F Preferred Stock at a redemption price of $25 per share plus any accrued but unpaid dividends. During the year ended December 31, 2021 the Company redeemed all outstanding shares of Series F Preferred Stock. The Company returned the original investment amount to each Series F holder plus accrued dividends due through June 30, 2021, totaling $62,246, comprised of $61,325 stated value and $921 of accrued dividends. For the year ended December 31, 2021, the Company paid dividends on shares of the Series F Preferred stock of $2,491. As of December 31, 2022, the Company had zero shares of Series F Preferred Stock outstanding, and an accrued dividend balance of zero.

Series G Preferred

The Company designated 2,600 shares of its preferred stock as Series G Preferred Stock. Each share of Series G Preferred Stock has a stated value of $100. The Series G Preferred Stock is convertible into shares of the Company’s common stock in an amount determined by dividing the stated value by a conversion price of $0.0019 per share. The Series G Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series G Preferred Stock. As of December 31, 2022, the Company had 2,597 shares of Series G Preferred Stock outstanding.

Series H Preferred

On March 18, 2021, the Company issued 1,000 shares of its Series H Preferred Stock to the then-Chief Executive Officer of the Company, Andrew Van Noy. The Series H Preferred Stock is not convertible into shares of the Company’s common stock and entitles the holder to 51% of the voting power of the Company’s shareholders. The 1,000 shares of Series H Preferred stock provided for automatic redemption by the Company at the par value of $0.001 per share on the sooner of: 1) sixty days (60) from the effective date of the Certificate of Designation, 2) on the date Andrew Van Noy ceases to serve as an officer, director or consultant of the Company, or 3) on the date that the Company’s shares of common stock first trade on any national securities exchange. On May 18, 2021, the Company redeemed all shares of Series H Preferred stock.

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

On November 29, 2021, sixty days after the issuance of the shares of Series H Preferred stock, the Company redeemed all outstanding shares of Series H Preferred stock in accordance with the terms thereof. At year ended December 31, 2022, and 2021 the Company has zero shares of Series H Preferred stock outstanding.

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

On July 28, 2022, Company entered into an amendment to the Company’s purchase agreement, dated March 28, 2022 with the investor. Under the amendment, the “Purchase Price” under the Purchase Agreement is no longer subject to a floor and is defined as the lower of (a) 90% of the lowest traded price during the Valuation Period (as defined under the Purchase Agreement) or (b) the closing price for the Company’s common stock on the trading day preceding the date of the purchase notice provided under the Purchase Agreement. During the year ended December 31, 2022, the investor purchased 101,411,148 shares of common stock, and the Company received net proceeds of $1,020,251, which is being used for operations.

On April 13, 2022, the Company retained the services of two independent consultants and the Board agreed to issue each consultant 97,543 shares for a total of 195,086 shares of common stock at a cost basis of $0.0173 per share amounting to $3,374.

On August 22, 2022, the Company retained the services of an independent consultant per the terms set forth in the consulting agreement dated August 4, 2022. The consultant will provide his services for a period of one year and will be compensated for such with $120,000 per year in stock grants, based on the closing price of the Company’s common stock of $0.0081 per share on August 22, 2022, for a total of 14,814,814 shares of common stock, and $10,000 a month in cash compensation. During year ended December 31, 2022, the consultant was issued 14,814,814 shares of common stock, and zero cash compensation has been distributed.

9.	STOCK OPTIONS AND WARRANTS

Stock for Services

On April 13, 2022, in accordance with an independent Contractor Agreement dated February 22, 2022 between the Company and Alex Cannon, the Company issued 195,086 common shares of the Company’s stock to Alex Cannon for services performed with a price of $0.0173 per share amounting to $3,375 in value.

On August 22, 2022, in accordance with an independent Contractor Agreement dated August 4, 2022 between the Company and Bradley Parscale, the Company issued 14,814,814  common shares of the Company’s stock to Bradley Parscale for services performed with a price of $0.0081 per share amounting to $120,000 in value.

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

On September 18, 2017, we granted non-qualified stock options to purchase up to 1,800,000 shares of our common stock to three key employees, at a price of $0.05 per share. The stock options vest equally over a period of 36 months and expire September 18, 2022. These options allow the optionee to exercise on a cashless basis. During the year ended December 31, 2020, two of the employees who held 1,200,000 options, collectively, left the company and the options were forfeited, and during the period ended June 30, 2020, a key employee who held 600,000 options left the Company and the options were forfeited.

On January 3, 2018, we granted non-qualified stock options to purchase up to 20,000,000 shares of our common stock to a key employee, at a price of $0.04 per share. During the year ended December 31, 2021, the key employee left the Company and the options were forfeited.

On January 17, 2020, we granted non-qualified stock options to purchase up to 283,000,000 shares of our common stock to ten key employees and three directors, at an exercise price of $0.0019 per share. The stock options vest equally over a period of 36 months and expire January 17, 2025. These options allow the optionee to exercise on a cashless basis, any time after January 17, 2021. During the year ended December 31, 2021, 3,766,668 options were exercised on a cashless basis, resulting in the issuance of 3,366,714 shares of common stock. During the year ended December 31, 2021, a key employee who held 20,000,000 options left the Company, and the options were forfeited. During the year ended December 31, 2022, 4,000,000 options were exercised on a cashless basis, resulting in the issuance of 3,190,923 shares of common stock. During the year ended December 31, 2022, two of the employees who held 2,000,000 options collectively left the company, and the options were forfeited.

On June 2, 2020, we granted non-qualified stock options to purchase up to 17,000,000 shares of our common stock to a director, at an exercise price of $0.0018 per share. The stock options vest equally over a period of 36 months and expire June 2, 2025. These options are exercisable on a cashless basis, any time after June 2, 2021.

On January 5, 2021, we granted non-qualified stock options to purchase up to 368,000,000 shares of our common stock to six key employees and three directors, at an exercise price of $0.0068 per share. The stock options vest equally over a period of 36 months and expire January 5, 2026. These options are exercisable on a cashless basis, any time after January 5, 2022. During the year ended December 31, 2021, a key employee who held 1,000,000 options left the Company, and the options were forfeited.

On August 18, 2021, we granted non-qualified stock options to purchase up to 5,000,000 shares of our common stock to a key employee, at an exercise price of $0.0017 per share. The stock options vest equally over a period of 36 months and expire August 18, 2026. These options are exercisable on a cashless basis, any time after August 18, 2022. During the period ended December 31, 2022, the key employee left the Company, and the options were forfeited.

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

The fair value of options granted during the year ended December 31, 2022 and 2021, were determined using the Black Scholes method with the following assumptions:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Risk free interest rate	1.29%	1.86%
Stock volatility factor	229%	272%
Weighted average expected option life	2.5 years	5 years
Expected dividend yield	0%	0%

A summary of the Company’s stock option activity and related information follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding – beginning of year	768,233,332	$0.0052	429,675,799	$0.0052
Granted	125,500,000	0.0068	373,000,000	0.0068
Exercised	(4,000,000)	0.0019	(13,442,467)	0.0066
Forfeited	(7,000,000)	0.0127	(21,000,000)	0.0021
Outstanding – end of year	879,733,332	$0.0092	768,233,332	$0.0060
Exercisable at the end of year	684,914,154	$0.0072	471,914,611	$0.0063
Weighted average fair value of options granted during the year		$2,495,600		$2,580,600

As of December 31, 2022, and December 31, 2021, the intrinsic value of the stock options was approximately $362,102 and $5,256,720, respectively. Stock option expenses for the year ended December 31, 2022, and 2021 were $1,891,371 and $1,247,048, respectively.

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

The weighted average remaining contractual life of options outstanding, as of December 31, 2022 was as  follows:

Exercise prices	Number of options outstanding	Weighted Average remaining contractual life (years)

$0.0150	35,000,000	0.00
$0.0131	60,000,000	0.00
$0.0130	15,000,000	0.00
$0.0068	367,000,000	0.00
$0.0053	10,000,000	0.00
$0.0019	253,233,332	1.05
$0.0018	17,000,000	1.42
$0.0295	122,500,000	2.08
	879,733,332

Warrants

During the fiscal year ended December 31, 2021 the Company issued 240,000,001 warrants through four agreements, which are exercisable immediately on a cashless basis at prices ranging from $0.005 to $0.0454 per share. As of December 31, 2022, and 2021, there were 162,703,869 and 162,703,869 warrants outstanding, respectively.

The fair value of warrants granted during the year ended December 31, 2022 and 2021, were determined using the Black Scholes method with the following assumptions:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Risk free interest rate	0.00%	0.40 – 0.42%
Stock volatility factor	0.00%	335.7 – 337.1%
Weighted average expected warrant life	0 years	5 years
Expected dividend yield	0%	0%

A summary of the Company’s warrant activity and related information follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding – beginning of period	162,703,869	$0.007	20,912,852	$0.007
Issued	-	0.000	240,000,001	0.037
Exercised	-	0.000	(98,208,984)	0.007
Forfeited	-	-	-	-
Outstanding – end of period	162,703,869	$0.007	162,703,869	$0.048
Exercisable at the end of period	162,703,869	$0.007	162,703,869	$0.048
Weighted average fair value of warrants granted during the period		$0		$7,792,900

Warrant expense for the year ended December 31, 2022, and 2021 were zero and $983,571, respectively.

The weighted average remaining contractual life of warrants outstanding, as of December 31, 2022 was as follows:

Exercise prices	Number of warrants outstanding	Weighted Average remaining contractual life (years)
$0.0875	10,714,286	3.14
$0.0454	151,000,000	3.14
$0.0072	989,583	2.95
	162,703,869

10.	RELATED PARTIES

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

As of December 31, 2022, and December 31, 2021, the notes payable due to related parties totaled zero and zero respectively.

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

On March 18, 2021, the Company issued 1,000 shares of its Series H Preferred Stock to the then-Chief Executive Officer of the Company, Andrew Van Noy. The Series H Preferred Stock was not convertible into shares of the Company’s common stock and entitles the holder to 51% of the voting power of the Company’s shareholders. The 1,000 shares of Series H Preferred stock provided for automatic redemption by the Company at the par value of $0.001 per share on the sooner of: 1) sixty days (60) from the effective date of the Certificate of Designation, 2) on the date Andrew Van Noy ceases to serve as an officer, director or consultant of the Company, or 3) on the date that the Company’s shares of common stock first trade on any national securities exchange. On May 18, 2021, the Company redeemed all shares of Series H Preferred stock.

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

On November 29, 2021, sixty days after the issuance of the shares of Series H Preferred stock, the Company redeemed all outstanding shares of Series H Preferred stock in accordance with the terms thereof.  At year ended December 31, 2022 and 2021 the Company has zero shares of Series H Preferred stock outstanding.

11.	CONCENTRATIONS

For the year ended December 31, 2022 and 2021, the Company had two and three major customers that represented approximately 39% and 49% of total revenue, respectively. At December 31, 2022 and December 31, 2021, accounts receivable from two and three customers, represented approximately 61% and 57% of total accounts receivable, respectively. The customers comprising the concentrations within the accounts receivable are not the same customers that comprise the concentrations with the revenues discussed above.

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company has elected the practical expedient to combine lease and non-lease components as a single component. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of December 31, 2022, the company recognized ROU assets of $175,974 and lease liabilities of $175,974.

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

Operating Leases

On August 1, 2017, Parscale Digital signed a lease agreement with Bureau, Inc., a related party, which commenced on August 1, 2017, for approximately 8,290 square feet, at 321 Sixth Street, San Antonio, TX 78215, for $9,800 per month, plus a pro rata share of the common building expenses. The lease expired on July 31, 2022. As of December 31, 2021, it was unclear whether we will attempt to extend this lease beyond the July 31, 2022 expiration date. As of December 31, 2021, the lease was to expire in less than twelve months, however, the lease liability remained on the Balance Sheet as Right-of-use lease. This lease did not include a residual value guarantee, nor did we expect any material exit costs. As of January 1, 2019, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. On November 18, 2021 the lease agreement with Bureau Inc. was terminated and transferred to the new landlord Irish Flats Investment. The terms of the lease agreement remained the same. As of December 31, 2022, the ROU asset and liability balances of this lease were $0 and $0, respectively.

Total operating lease expense for the year ended December 31, 2022 and 2021 was $73,156 and $178,880, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance in according to the lease agreement.

On August 1, 2022, the Company signed a lease agreement with JJ Real Co., an unrelated party, which commenced on August 1, 2022, for approximately 2,000 square feet, located at 1114 S St. Mary’s Suite 120, San Antonio, TX 78210, for $3,333 per month, includes a pro rata share of the common building expenses and each year the monthly lease payment is subject to change per the lease agreement. The lease expires on July 31, 2027. The lease expiration is greater than twelve months, thus included on the Balance Sheet as Right-of-Use lease. This lease does not include a residual value guarantee, nor do we expect any material exit costs. As of August 1, 2022, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. As of December 31, 2022, the ROU asset and liability balances of this lease were $175,974 and $175,974, respectively.

Total operating lease expense for the year ended December 31, 2022 and 2021 was $20,000 and $0, respectively. The Company is also required to pay its pro rata share of taxes, building maintenance costs, and insurance according to the lease agreement, which is recorded in a separate expense account on the income statement. In addition, the Company had $60,977 in rental leases of less than 12 months for the year ended December 31, 2022 and $0 for the year ended December 31, 2021.

On May 21, 2014, the Company entered into a settlement agreement with the landlord of our previous location at 6500 Hollister Ave., Goleta, CA, to make monthly payments on past due rent totaling $227,052. Under the terms of the agreement, the Company will make monthly payments of $350 on a reduced balance of $40,250. Upon payment of $40,250, the Company will record a gain on extinguishment of debt of $186,802. During the quarter ended September 30, 2021, the Company paid off the remainder of the reduced balance $10,500 and recorded a gain on extinguishment of debt of $186,802 per the agreed terms. As of December 31, 2022, and December 31, 2021, the outstanding balance was zero and zero, respectively.

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

The following is a schedule of the net book value of the finance lease.

Assets	December 31, 2022	December 31, 2021
Leased equipment under finance lease,	$100,097	$100,097
less accumulated amortization	(100,097)	(100,097)
Net	$-	$-

Below is a reconciliation of leases to the financial statements.

	ROU Operating Leases	Finance Leases
Leased asset balance	$175,974	$-
Liability balance	175,974	-
Cash flow (non-cash)	-	-
Interest expense	$-	$-

The following is a schedule, by years, of future minimum lease payments required under the operating and finance leases.

Years Ending December 31,	ROU Operating Leases	Finance Leases
2023	44,833	—
2024	46,833	—
2025	48,833	—
2026	50,833	—
2027	30,335	—
Thereafter	—	—
Total	$221,667	$—
Less imputed interest	(45,693)	—
Total liability	$175,974	$—

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Operating Leases	55 months	10%
Finance Leases	0 months	0%

(15)	This discount rate is consistent with our borrowing rates from various lenders.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

13.	SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the year ended December 31, 2022, there were the following non-cash activities.

-	The values of the ROU operating lease assets and liabilities each increased $70,608, netting to zero on the statement of cash flows.

-	The company acquired a right of use asset and liability in exchange for a new operating lease in the amount of $186,706, netting to zero in the statement of cash flows.

-	The holder of 1,000,000 stock options exercised their options into 912,442 shares of common stock in the amount of $912. The same holder exercised an additional 3,000,000 of stock options into 2,278,481 shares of common stock in the amount of $2,278 for a total amount of $3,190.

-	2,940,759 shares of common stock were retired and returned to the Company’s authorized and unissued shares of common stock in the amount of $2,940.

During the year ended December 31, 2021, there were the following non-cash activities.

-	Certain related party converted a total of $183,131 of principal, interest and fees, into 18,313,074 common shares and the Company issued 25,000,000 shares in connection with the issuance of February17, 2021 Term Note and February 17, 2021 Refinance Note, which the Company valued at $2,820,000 and included in interest expense.

-	The values of the ROU operating leases assets and liabilities each declined $105,180, netting to zero on the statement of cash flows.

-	The holders of 10,000 shares of Series A Preferred stock converted all shares into 100,000,000 shares of common stock in the amount of $100,000.

-	The holders of 3,979 shares of Series D Preferred stock converted into 9,947,500 shares of common stock in the amount of $9,948.

-	The holders of 13,109,133 stock options exercised their options into 11,107,503 shares of common stock in the amount of $11,108.

-	The holders of 19,923,269 warrants exercised their warrants into 17,313,024 shares of common stock in the amount of $17,314.

-	The Company issued 26,316,264 shares of common stock to a related party the value of the common shares recorded was $394,743.

14. INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2022 and 2021 were as follows, assuming a 21% and 21% effective tax rate, respectively:

	For the years ended December 31,
	2022	2021

Deferred tax provision:
Federal
Deferred tax asset	$5,389,394	$4,029,359
Valuation allowance	(5,389,397)	(4,029,359)
Total deferred tax provision	$-	$-

As of December 31, 2022, the Company had approximately $25,663,783  in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2040. The deferred tax liability balances as of December 31, 2022 and 2021 were zero and zero, respectively. During the year ended December 31, 2018, it was determined that, due to the Company never having paid federal income taxes and having a large net operating loss (NOL), it is unlikely we will pay federal income taxes in the foreseeable future.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from June 30, 2011 to December 31, 2022 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

15.	SUBSEQUENT EVENTS.

-	On February 8, 2023, in accordance with Section 2 of the purchase agreement, dated March 28, 2022 and amended on July 28, 2022 between the Company and an accredited investor (see Note 10), the Company submitted a purchase notice to the investor of a sale by the Company to the investor of 58,000,000 shares of common stock with a purchase price of $0.004 per share amounting to $232,000.

-	On February 16, 2023, in accordance with Section 2 of the purchase agreement, dated March 28, 2022 and amended on July 28, 2022 between the Company and an accredited investor (see Note 10), the Company submitted a purchase notice to the investor of a sale by the Company to the investor of 21,649,574 shares of common stock with a purchase price of $0.005 per share amounting to $111,711.

-	On March 3, 2023, Maria Isabel Gongora provided notice of resignation as the Company’s Chief Financial Officer, which will be effective March 16, 2023.

-	On February 28, 2023, in accordance with Section 2 of the purchase agreement, dated March 28, 2022 and amended on July 28, 2022 between the Company and an accredited investor (see Note 10), the Company submitted a purchase notice to the investor of a sale by the Company to the investor of 26,858,175 shares of common stock with a purchase price of $0.003 per share amounting to $103,135.

-

On March 13, 2023, in accordance with Section 2 of the purchase agreement, dated March 28, 2022 and amended on July 28, 2022 between the Company and an accredited investor (see Note 10), the Company submitted a purchase notice to the investor of a sale by the Company to the investor of 16,954,805 shares of common stock with a purchase price of $0.003 per share amounting to $62,393.68.

On March 23, 2023, in accordance with Section 2 of the purchase agreement, dated March 28, 2022 and amended on July 28, 2022 between the Company and an accredited investor (see Note 10), the Company submitted a purchase notice to the investor of a sale by the Company to the investor of 17,069,958 shares of common stock with a purchase price of $0.003 per share amounting to $51,892.67.

On April 4, 2023, in accordance with Section 2 of the purchase agreement, dated March 28, 2022 and amended on July 28, 2022 between the Company and an accredited investor (see Note 10), the Company submitted a purchase notice to the investor of a sale by the Company to the investor of 14,620,464 shares of common stock with a purchase price of $0.003 per share amounting to $43,421.21.

-	Securities Purchase Agreement

-	On April 10, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Hexagon Partners, Ltd., (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser up to 2,918,560 shares of its Series I Preferred Stock (the “Series I Preferred Stock”) for an aggregate purchase price of up to $9,250,000 (the “Purchase Price”), in three tranches. Tranche A comprises 2,272,727 shares of Series I Preferred Stock at a purchase price of $2.20 per share of Series I Preferred Stock purchased at an initial closing on April 11, 2023. The Company also granted the Purchaser a six-month option from the date of the initial closing, which the Purchaser has the right to assign subject to certain restrictions, to purchase (i) up to 333,333 additional shares of Series I Preferred Stock at a purchase price of $6.00 per share of Series I Preferred Stock, and (ii) up to 312,500 shares of Series I Preferred Stock at a purchase price of $7.20 per share of Series I Preferred Stock.

-	For so long as at least 50% of the Series I Preferred Stock purchased pursuant to the Purchase Agreement have not been redeemed by the Company or converted into common stock of the Company, par value $0.001 per share (the “Common Stock”), Hexagon will have the right to designate two directors to the Company’s Board of Directors (the “Board”), and the Company may not increase the size of the Board above six directors without Hexagon’s prior written consent. During the same period Hexagon has the right to designate two directors to the Board, Hexagon will have the right to appoint an observer to attend meetings of the Board.

-	Pursuant to the Purchase Agreement, on April 10, 2023, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series I Preferred Stock (the “Series I Certificate”) with the Nevada Secretary of State designating the rights, preferences and limitations of the Series I Preferred Stock

-	In connection with the entry into the Purchase Agreement and the issuance of the Series I Preferred Stock, the Company and the Purchaser entered into a registration rights and lock-up agreement (the “Registration Rights Agreement”), pursuant to which the Company granted to the Purchaser certain demand and piggyback registration rights with respect to the shares of Common Stock issuable to the Purchaser upon conversion of the Series I Preferred Stock.

-	The Purchaser agreed to a lock-up that restricts the offer, pledge or sale of the Series I Preferred Stock and the shares of Common Stock issuable upon conversion of the Series I Preferred Stock for a period of one year from the date of the Registration Rights Agreement, subject to certain exceptions as provided in the Registration Rights Agreement.

-	On April 10, 2023, the Board approved the Company’s entry into a Rights Agreement, by and between the Company and Worldwide Stock Transfer, LLC, as Rights Agent, in the form attached as an exhibit to the Purchase Agreement (the “Rights Agreement”). The Company has agreed to execute the Rights Agreement promptly upon FINRA’s completion of its review of the Company’s notification related to the Rights Agreement and the subsequent distribution described below. Concurrently with executing the Rights Agreement, the Company expects to set the record date for determining the holders of the Company’s securities entitled to receive the Rights dividend.

-	The Rights Agreement will provide for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock and for each share of Common Stock that the holders of the Company’s warrants and certain of its existing preferred stock (including the Series I Preferred stock issued pursuant to the Purchase Agreement) would be entitled to receive upon full exercise or conversion thereof. Each Right will entitle the holder to purchase one ten-thousandth of a share of Series J Junior Participating Preferred Stock, par value $0.001 per share, of the Company (the “Series J Preferred Shares”) at the purchase price set forth in the Rights Agreement.

-	Generally, the Rights Agreement will work by imposing a significant penalty upon any person or group that acquires beneficial ownership of 10% or more of the Common Stock without the approval of the Board. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. The Rights Agreement is not intended to interfere with any merger, tender or exchange offer or other business combination approved by the Board. Nor does the Rights Agreement prevent the Board from considering whether an offer is in the best interest of its stockholders. The Rights Agreement will exempt certain persons as specified therein, including but not limited to the Purchaser and certain of its affiliates.

-	Amended and Restated Bylaws

-	In accordance with terms of the Purchase Agreement, on April 10, 2023, the Board amended and restated the Company’s bylaws to, among other things, (i) set the size of the Board at six directors, (ii) provide that the size of the Board shall not be increased without the affirmative vote of the holders of the Company’s voting securities holding 80% of the vote, (iii) revise the provisions relating to indemnification of certain persons, and (iv) provide that the Board may not amend the bylaws without the affirmative vote of 75% of the members of the Board (the “Amended and Restated Bylaws”).

-	Employment Agreement

-	On April 10, 2023, the Company entered into an employment agreement (the “Employment Agreement”) with Gerard Hug, the Company’s Chief Executive Officer. The Employment Agreement supersedes the employment offer letter with Mr. Hug dated July 21, 2022. The Employment Agreement has an initial term beginning on January 1, 2023 through December 31, 2023 and thereafter shall renew automatically for successive one-year extension terms until either party gives notice of nonrenewal at least 90 days before the end of the applicable extension term. Pursuant to the Employment Agreement, Mr. Hug will receive an annual base salary of $375,000 and a one-time bonus of $50,000 payable on or before May 15, 2023. Mr. Hug will also be eligible for an annual incentive bonus, with a target payout of a minimum of fifty percent (50%) of his base salary (the “Target Bonus”), upon the achievement of Company performance goals established by the Company’s compensation committee of the board of directors. The Employment Agreement further provides that upon the successful up-listing of the Company’s common stock to a national securities exchange such as Nasdaq or the New York Stock Exchange, Mr. Hug will receive a one-time up-listing bonus in the amount of $100,000.

-	In the event Mr. Hug’s employment is terminated by the Company without cause or by Mr. Hug for good reason, Mr. Hug will be entitled to a lump sum payment equal to the sum of (A) two times Mr. Hug’s base salary for the year in which the date of the termination occurs, reduced for actual service performed from the effective date down to a minimum period of twelve full months or one times Mr. Hug’s base salary, (B) a payment equal to the product of (i) the Target Bonus and (ii) a fraction, the numerator of which is the number of days Mr. Hug was employed by the Company during the year of termination and the denominator of which is the number of days in such year, and (C) 12 months of COBRA premium payments based on the coverages in effect as of the date of Mr. Hug’s termination of employment. The treatment of any outstanding equity award shall be determined in accordance with the terms of the 2021 Equity Incentive Plan and the applicable award agreements. All of Mr. Hug’s severance benefits are subject to his execution of a release of claims and his continued compliance with his restrictive covenant agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act of 1934, as amended), as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our management concluded that, due to adjusting journal entries made by our independent auditor, as of December 31, 2022, our disclosure controls and procedures were ineffective.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified control deficiencies regarding adjusting journal entries. Management of the Company believes this weakness will be remediated as we continue to improve our processes and procedures to control deficiencies in the future.

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2022 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirements as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter of fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists the executive officers and directors of the Company:

Name	Age	Position
Gerard Hug	56	Chief Executive Officer and Chairman

John C. Small	55	Chief Financial Officer

Kevin Myers	60	Director, Chief Marketing Officer

Richard Berliner	69	Independent Director, Chairperson of the Audit Committee, Financial Expert

Virginia,Rosie O’Meara	38	Independent Director, Chairperson of the Nominating Corporate Governance Committee

Mark Fruehan	61	Independent Director, Chairperson of the Compensation Committee

Gerard Hug was appointed on July 21, 2022, as Director and Chief Executive Officer of the Company. Prior to being appointed as CEO and Director of the Company, Mr. Hug was Director of Operations from July 2018, where he was instrumental in architecting and executing the Company’s pivot from a traditional agency to an Enterprise Software Technology company, focused on commercializing Artificial Intelligence and Machine Learning in the Digital Marketing and Advertising space. Mr. Hug was previously Chief Executive Officer and Director of SITO Mobile from November 10, 2014 through February 2017, where he architected and executed the successful transformation of the company from a SMS aggregator to an industry leader in Location-Based Mobile Advertising.  Mr. Hug also served as Director of Corporate Development, Executive Vice President of SITO Mobile Interim CEO, before his promotion to CEO in November 2014. Between 2007 and 2010, Mr. Hug was the co-founder and President of Waveyard Development LLC, a water-sports resort destination development company. From 2003 to June 2006, Mr. Hug served as Executive Vice President and Chief Strategy Officer of Wireless Retail Inc., a $400 million wireless services company that was among the first U.S. businesses to use the store-in-store business model to sell mobile phones for wireless carriers through large nationwide retailers. Mr. Hug was interim CFO for Wireless Retail Inc. leading up to its sale to Radio Shack Corporation. From 2002 to 2004, Mr. Hug was Managing Partner of Redwood Partners, an early-stage merchant bank and advisory firm that focused on providing early-stage capital and executive management to technology, media and telecommunications businesses. Mr. Hug attended The Pennsylvania State University where he studied finance on a full athletic scholarship, and was a member of the 1986 National Championship football team under legendary coach Joe Paterno.

The Board has concluded that Mr. Hug is qualified to serve as a director because of the depth of his industry experience and his extensive experience as an executive in the digital marketing space.

On December 17, 2022, the SEC filed an amended complaint against Mr. Hug improperly charged SITO’s corporate credit card with approximately $77,000 in personal expenses, and approximately $160,000 in expenses that had no apparent business purpose or for which Hug did not provide sufficient verification. The amended complaint further alleged that Hug regularly used SITO’s corporate credit card to pay for personal expenses such as family vacations, sporting tickets, designer clothes, luxury items, donations to his son’s private school, and college living expenses for his daughter.

Without admitting or denying the SEC’s allegations, Mr. Hug consented to the entry of a final judgment the U.S. District Court for the District of New Jersey entered on December 15, 2022, permanently enjoining him from violating Section 17(a)(3) of the Securities Act, Sections 13(b)(5) and 14(a) of the Exchange Act, and Rules 13a-14, 13b2-1, 13b2-2, 14a-3, and 14a-9 thereunder; and ordering a $50,000 civil penalty.

John Small was appointed on March 15, 2023 to serve as the Company’s Chief Financial Officer. He has extensive experience in portfolio management and investment research, including working as an analyst at Ulysses Management (February 1996 to March 2000), Dillon Read (January 1992 to October 1993), and Morgan Stanley (October 1993 to January 1996), and as Senior Asset Manager responsible for Telecom, Media, Technology, and Renewable Energy investments for the GLG North American Opportunity Fund (April 2000 to August 2012). After 20 years on Wall Street, he went on to hold various senior management positions within internet media, software, and cryptocurrency industries including CFO of Viggle Inc. (NASDAQ: VGGL) from August 2012 to October 2015, COO of privately held Mode Media Inc. from October 2015 to October 2016, and SVP of Finance for privately-held Tsunami VR, Inc. from October 2016 to May 2019. From December 2019 to January 2022, Mr. Small was the CFO of Monsoon Blockchain Corporation, a company focused on leveraging the latest blockchain technology to develop solutions and foster the adoption of digital assets globally.  He is currently COO of Big Watt Digital (since April 2022), a bitcoin mining company using only renewable energy, the CFO of Invest.Inc (since December 2022), a company developing a platform to help retail investors make better decisions, the CFO of the Roman DBDR Tech Acquisition Corp (NASDAQ: DBDR) (since August 2020), Roman DBDR Tech Acquisition Corp II (since December 2020), and Roman DBDR Tech Acquisition Corp III (since January 2021). Mr. Small holds a B.A. in Economics with a concentration in International Relations from Cornell University.

The Board of Directors believes that Mr. Small is qualified to serve as an officer because of his management and industry experience, in addition to his understanding of generally accepted accounting principles and financial reporting.

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

On October 7, 2021, the Board of Directors appointed Richard Berliner to serve on the Company’s Board of Directors. Mr. Berliner has been Chairman and Chief Executive Officer of Fifth Gen Media, Inc., a marketing and publishing company, owned by Mr. Berliner since 2016. Mr. Berliner’s prior experience was as Chief Executive Officer of a wireless construction company, Redwing Electric from 2012-2015, which was later sold to an investor group. Mr. Berliner did a one-year consulting project for the Swedish equipment manufacturer Ericsson, reporting to the Chief Operating Officer in 2011. Mr. Berliner was the Founder, Chairman and CEO of Berliner Communications or BCI (BCI) which he started in 1995, which subsequently merged with another firm in 2010. Mr. Berliner handled the firm’s quarterly earnings calls and the annual meetings in his role as Chairman. Mr. Berliner graduated from Rutgers with a BA in Business in 1975. He is a Fellow in the Radio Club of America and was elected in 2004.

 The Company’s Board of Directors has determined that Mr. Berliner is “independent” within the meaning of rules of The Nasdaq Stock Market and is qualified to serve on the Board of Directors because of his extensive senior management experience.

On October 26, 2021, the Board of Directors of the Company appointed Virginia “Rosie” O’Meara to serve on the Company’s Board of Directors. Mrs. O’Meara has been Chief Revenue Officer at GroundTruth, a location-based marketing and advertising technology company, since October 2020. Mrs. O’Meara was Senior Vice President of GroundTruth’s Platform Self-Serve business from October 2019 to September 2020. Mrs. O’Meara was Vice President of Customer Success at a4Media, the media division of Altice USA, from September 2018 to September 2019. Mrs. O’Meara was Chief Executive Officer of Zapp360 beginning in January of 2018 and led its acquisition by Altice USA in September of the same year. Prior to serving as Chief Executive Officer at Zapp360, Mrs. O’Meara also served as Chief Operating Officer from August 2017 to January 2018, Vice President of Customer Success from April 2016 to July 2017, and Director of Business Development from August 2013 to March 2016. Mrs. O’Meara held sales roles as a Director of Mobile Ad Sales at Verve Mobile from July 2012 to August 2013 and as a Digital Account Executive at ITN Digital from January 2010 to July 2012, selling digital and mobile advertising solutions to holding company agencies and brand direct clients on the East Coast in both roles.

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

Involvement in Certain Legal Proceedings

During the past ten years, except as set forth above, none of our directors, executive officers, promoters, control persons, or nominees has been:

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

Board Committees

On November 4, 2021 the Board formed and appointed Richard Berliner, Virginia Rose O’Meara, and Mark Fruehan as members of the Audit Committee, with Mr. Berliner serving as the Chairperson. The Board has determined that each of the members of the Audit Committee designated is independent pursuant to the required standards set forth in Rule 10A-3(b) of the Security Exchange Act of 1934, as amended, based on an evaluation of the relationships between the Company and each of the members.

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

On November 4, 2021 the Board formed and appointed Richard Berliner, Virginia Rose O’Meara, and Mark Fruehan as members of the Nominating and Corporate Governance Committee, with Mr. O’Meara serving as the Chairperson.

The Board has determined that each of the members of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee is independent, pursuant to the definition of independence under Rule 5605(a)(2) of the Nasdag Listing Rules.

Code of Business Conduct and Ethics

The Company has adopted a Code of Conduct that applies to all of its directors, officers and employees. Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the Audit Committee, or the full Board of Directors and, in the case of a waiver for members of the Audit Committee, by the Board of Directors. Any such waivers will be promptly disclosed to the Company’s shareholders. A copy of our Code of Conduct is available on our website (www.aiadvertising.com) and will be provided to any person requesting same without charge. To request a copy of our Code of Conduct please make written request to our Chief Executive Officer c/o AiAdvertising, Inc. at 1114 S St. Mary’s Ste 120, San Antonio, TX 78210.

Changes in Nominating Procedures

None

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

●	Base salary and benefits are designed to attract and retain employees over time.

●	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.

●	Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

●	Severance and change in control plans are designed to facilitate the Company’s ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered. We currently have not given separation benefits to any of our Name Executive Officers.

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

The Elements of AiAdvertising’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The Board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2022, all executive officer base salary decisions were approved by the Board of Directors.

Our Board of Directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, or during the year if needed, and the Board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions.

Equity Incentive Awards

Our 2003 Stock Option Plan for directors, officers, employees and key consultants (the “2003 Plan”) which authorized the issuance of up to 5,000,000 shares of our common stock pursuant to the 2003 Plan terminated upon the expiration of the remaining options granted under the 2003 Plan on May 24, 2014. In December 2020 the Company adopted the AiAdvertising, Inc. 2020 Equity Incentive Plan. The Board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options, if any, currently held by the officer and their vesting schedule. Our policy prohibits backdating options or granting them retroactively. As of December 31, 2022, 879,733,332 stock options granted are outstanding.

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

Executive Officer Compensation

The following summary compensation table sets forth certain information concerning compensation paid to the Company’s Chief Executive Officer and its most highly paid executive officers whose total annual salary and bonus for services rendered in all capacities for the fiscal year ended December 31, 2022 was $100,000 or more.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Option Awards		All Other Compensation		Total

Gerard Hug Chief Executive Officer and Director	2022	$375,000	33,000,000	(4)	$120,000	(3)	$495,000

Gerard Hug Director of Operations	2021	$300,000	125,000,000	(4)	$270,000	(3)	$570,000

Andrew Van Noy, Former Chief Executive Officer, President, and Director	2022	$225,000	34,000,000	(2)	-0-		$350,000
	2021	$225,000	50,000,000	(2)	$125,000	(1)	$350,000

Isabel Gongora Chief Financial Officer	2022	$140,000	-0-		-0-		$140,000
	2021	$140,000	12,000,000	(5)	-0-		$140,000

Kevin Myers Chief Marketing Officer	2022	$250,000	33,000,000	(6)	-0-		$250,000
	2021	$250,000	100,000,000	(6)	-0-		$250,000

(1)	In consideration of Andrew Van Noy’s service and performance to the Corporation as the Chief Executive Officer, Mr. Hug was awarded a bonus.

(2)	In consideration of Andrew Van Noy’s service and performance to the Corporation as the Chief Executive Officer, Mr. Hug was awarded option awards.

(3)	In consideration of Gerard Hug’ service and performance to the Corporation as the Chief Executive Officer during year ended December 31, 2022 and Director of Operations during year ended December 31, 2021, Mr. Hug was awarded a bonus.

(4)	In consideration of Gerard Hug’ service and performance to the Corporation as the Chief Executive Officer during year ended December 31, 2022 and Director of Operations during year ended December 31, 2021, Mr. Hug was awarded option awards.

(5)	In consideration of Isabel Gongora’s service and performance to the Corporation as the Chief Executive Officer, Mr. Hug was awarded option awards.

(6)	In consideration of Kevin Myer’s service and performance to the Corporation as the Chief Executive Officer, Mr. Hug was awarded option awards.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by the Company’s executive officers at December 31, 2022.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Gerard Hug (1) Chief Executive Officer and President	125,000,000	-0-	$0.00	January 17, 2025
	125,000,000	-0-	$0.01	January 5, 2026
	33,000,000	-0-	$0.02	February 1, 2025

Kevin Myers (2) Chief Marketing Officer	10,000,000	-0-	$0.00	January 17, 2025
	17,000,000	-0-	$0.00	June 2, 2025
	100,000,000	-0-	$0.01	January 5, 2026
	33,000,000	-0-	$0.02	February 1, 2025

Isabel Gongora (3) Chief Financial Officer	10,000,000	-0-	$0.00	January 17, 2025
	2,000,000	-0-	$0.01	January 5, 2026

(1)	On January 17, 2020, Mr. Hug received options to purchase 125,000,000 shares of common stock, at an exercise price of $0.0019 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On January 5, 2021, Mr. Hug received options to purchase 125,000,000 shares of common stock, at an exercise price of $0.0068 per share, exercisable for a period of five years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. Mr. Hug received stock options to purchase 33,000,000 shares of common stock, at an exercise price of $0.0295 per share, exercisable for a period of five years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

(2)	On January 17, 2020, Mr. Myers received options to purchase 10,000,000 shares of common stock, at an exercise price of $0.0019 per share exercisable for a period of five years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On June 2, 2020, Mr. Myers received options to purchase 17,000,000 shares of common stock, at an exercise price of $0.0018 per share exercisable for a period of five years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On January 5, 2021, Mr. Myers received stock options to purchase 100,000,000 shares of common stock, at an exercise price of $0.0068 per share exercisable for a period of five years from the date of grant. Mr. Myers received stock options to purchase 33,000,000 shares of common stock, at an exercise price of $0.0295 per share, exercisable for a period of five years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

(3)	On January 17, 2020, Ms. Gongora received options to purchase 2,000,000 shares of common stock, at an exercise price of $0.0019 per share exercisable for a period of five years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On January 5, 2021, Ms. Gongora received options to purchase 10,000,000 shares of common stock, at an exercise price of $0.0068 per share exercisable for a period of five years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

Director Compensation

The Company’s directors receive compensation for their services rendered to the Company as directors. During the fiscal years ended December 31, 2022 and 2021, this compensation totaled $30,000 and $30,000, respectively, to each director. Compensation to officers excluding compensation for serving on the board as set forth in table below is included in the summary compensation table above.

The following table sets forth compensation we paid to our directors during the year ended December 31, 2022 (excluding compensation under the Summary Compensation table above).

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Kevin Myers	30,000	—	—	—	30,000
Richard Berliner	30,000	—	—	—	30,000
Virginia Rose O’Meara	30,000	—	—	—	30,000
Mark Fruehan	30,000	—	—	—	30,000

Employment Agreements

The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with its executive officers in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of AiAdvertising at March 31, 2023. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 31, 2023 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 1,175,324,666 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o AiAdvertising, Inc., 1114 S St. Mary’s Ste.120, San Antonio, TX 78210. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership

Gerard Hug Chairman, Chief Executive Officer (2)	235,096,804	16.7%

Isabel Gongora Chief Financial Officer (3)	9,402,740	0.8%

Kevin Myers Director (4)	111,536,986	8.7%

Richard Berliner Director (8)	2,787,671	0.2%

Virginia Rose, O’Meara Director (9)	2,787,671	0.2%

Mark Fruehan Director (10)	2,787,671	0.2%

All current Executive Officers and as a Group (6 persons)	364,399,543	26.8%

Andrew VanNoy (5)	180,374,514	13.3%

Zachary Bartlett (6)	67,533,303	5.4%

Greg Boden (7)	115,000,000	8.9%

(1)	Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2)	Includes 235,096,804 shares which may be purchased by Mr. Hug pursuant to stock options that are exercisable within 60 days of March 31, 2023.

(3)	Includes 9,402,740 shares which may be purchased by Ms. Gongora pursuant to stock options that are exercisable within 60 days of March 31, 2023.

(4)	Includes 111,536,986 shares which may be purchased by Mr. Myers pursuant to stock options that are exercisable within 60 days of March 31, 2023.

(5)	Includes 180,374,514 shares which may be purchased by Mr. Van Noy pursuant to stock options that are exercisable within 60 days of March 31, 2023.

(6)	Includes 35,000,000 shares which may be purchased by Mr. Bartlett pursuant to stock options that are exercisable within 60 days of March 31, 2023.

(7)	Includes 115,000,000 shares which may be purchased by Mr. Boden pursuant to stock options that are exercisable within 60 days of March 31, 2023. Does not include Series C Preferred stock held by Bountiful Capital LLC, of which Mr. Boden serves as President. Such securities are subject to a 4.99% ownership blockers.

(8)	Includes 2,787,671 shares which may be purchased by Mr. Berliner pursuant to stock options that are exercisable within 60 days of March 31, 2023.

(9)	Includes 2,787,671 shares which may be purchased by Mrs. O’Meara pursuant to stock options that are exercisable within 60 days of March 31, 2023.

(10)	Includes 2,787,671 shares which may be purchased by Mr. Fruehan pursuant to stock options that are exercisable within 60 days of March 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None.

Director Independence

Our independent directors, as defined under Nasdaq Marketplace Rules. consist of Richard Berliner, Virginia Rose O’Meara, and Mark Fruehan,

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

M&K CPAs, PLLC (“M&K”) has served as the Company’s independent registered accountants since August 2018. M&K also is a provider of tax services to the Company.

Audit Fees

An aggregate of $98,125 was billed to us by our auditors for professional services, including audit of the annual financial statement of the Company for the fiscal year ended December 31, 2022, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2022, June 30, 2022, and March 31, 2022.

An aggregate of $95,000 was billed to us by our auditors for professional services, including audit of the annual financial statement of the Company for the fiscal year ended December 31, 2021, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2021, June 30, 2021, and March 31, 2021.

Audit Related Fees

None.

Tax Fees

Our auditors billed the Company $3,500 for tax preparation services during the fiscal year ended December 31, 2022.

Our auditors billed the Company $3,000 for tax preparation services during the fiscal year ended December 31, 2021.

All Other Fees

None.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The AiAdvertising, Inc. financial statements are included in Item 8. Financial Statements and Supplementary Data.

2. Financial Schedules

None

3. Exhibits.

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference from the exhibits included with the Company’s Report on Form 10-KSB filed with the Securities and Exchange Commission, dated April 10, 2002).
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated September 30, 2015).
3.3	Amended and Restated Bylaws of AiAdvertising, Inc. and Hexagon Patrners, Ltd. (incorporated by reference to Form 8-K filed on April 11, 2023)
3.4	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).
3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated December 18, 2015).
3.6	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated June 28, 2016).
3.7	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
3.8	Certificate of Designation of Series D Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
3.9	Certificate of Designation of Series E Preferred Stock (incorporated by reference to 8-K filed November 17, 2017)
3.10	Certificate of Designation of Series F Preferred Stock (incorporated by reference to 8-K filed January 3 ,2020)
3.11	Certificate of Designation of Series G Preferred Stock (incorporated by reference to 8-K filed February 12, 2020)
3.12	Articles of Merger (incorporated by reference to 8-K filed on August 6, 2021)
3.13	Certificate of Designation of Series H Preferred Stock (incorporated by reference to 8-K filed October 1, 2021)
3.14	Certificate of Amendment to Articles of Incorporation (incorporated by reference to S-1 filed August 31, 2022)
3.15	Certificate of Designation, Preferences, Rights and Limitations of Series I Preferred Stock (incorporated by reference to Form 8-K filed on April 11, 2023)
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to 10-K filed April 14, 2022)
10.1	Form of Stock Option Agreement (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 10-Q/A filed with the Securities and Exchange Commission, dated February 17, 2015).
10.2	Form of Common Warrant (incorporated by reference to 8-K filed February 22, 2021)
10.3	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed February 22, 2021)
10.4	Form of Amendment Agreement (incorporated by reference to 8-K filed March 8, 2021)
10.5	2020 Incentive Stock Plan (incorporated by reference to S-8 filed February 18, 2021)
10.6	AiAdvertising 2021 Equity Incentive Plan (incorporated by reference to 14C filed December 29, 2021)
10.7	Engagement Letter (incorporated by reference to 8-K filed February 22, 2021)
10.8	Amendment No. 1 to Purchase Agreement, between the Company and GHS Investments, LLC (incorporated by reference to 8-K filed on August 1, 2022)
10.9	Employment Agreement dated April 10, 2023 by and between AiAdvertising and Gerard Hug (incorporated by reference to Form 8-K filed on April 14, 2023
10.10	Securities Purchase Agreement dated April 10, 2023 between AiAdvertising, Inc. and Hexagon Patrners, Ltd. (incorporated by reference to Form 8-K filed on April 11, 2023)
10.11	Registration Rights and Lock-Up Agreement dated April 11, 2023 between AiAdvertising, Inc. and Hexagon Partners, Ltd. (incorporated by reference to Form 8-K filed on April 11, 2023)
21.1	List of Subsidiaries (Incorporated by reference to the Company’s annual report on Form 10-K filed on April 14, 2022)
23.1*	Consent of M&K CPAs, PLLC
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial/Accounting Officer
32.1**	Section 906 Certification of Principal Executive Officer
32.2**	Section 906 Certification of Principal Financial/Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIADVERTISING, INC.

Date: May 16, 2023	By:	/s/ Gerard Hug
Gerard Hug
Chief Executive Officer (Principal Executive Officer)

By	/s/ John C. Small
John C. Small
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald Hug,	Chief Executive Officer and Chairman	May 16, 2023
(Principal Executive Officer)

Signature	Title	Date
/s/ John C. Small	Chief Financial Officer	May 16, 2023

Signature	Title	Date
/s/ Kevin Myers,	Director	May 16, 2023

Signature	Title	Date
/s/ Mark Fruehan	Director	May 16, 2023

Signature	Title	Date
/s/ Richard Berliner,	Director	May 16, 2023

Signature	Title	Date
/s/ Virginia Rosie O’Meara	Director	May 16, 2023