Form 10-Q
period 2023-03-31
AiAdvertising, Inc.
filed 2023-07-18
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2023.

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number:  000-13215

AiADVERTISING, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0050402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1114 S St. Mary’s, San Antonio, TX 78210

(Address of principal executive offices) (Zip Code)

(917) 273-8429

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

As of July 18, 2023, the number of shares outstanding of the registrant’s common stock, par value $0.001, was 1,334,408,773.

i

PART I. - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	December 31, 2022
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$756	$55,831
Accounts receivable, net	880,069	95,300
Prepaid and other current Assets	94,000	105,076
TOTAL CURRENT ASSETS	974,825	256,207

PROPERTY & EQUIPMENT, net	94,609	102,659
RIGHT-OF-USE ASSETS	169,319	175,974

OTHER ASSETS
Lease deposit	8,939	8,939
Goodwill and other intangible assets, net	20,202	20,202
TOTAL OTHER ASSETS	29,141	29,141

TOTAL ASSETS	$1,267,894	$563,981

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,036,408	$2,071,122
Accounts payable, related party	10,817	10,817
Accrued expenses	156,548	39,233
Operating lease liability	29,717	28,494
Lines of credit	-	-
Deferred revenue and customer deposit	1,284,219	791,133
Convertible notes and interest payable, current, net	-	-
Notes payable	-	-
Notes payable, related parties	-	-
TOTAL CURRENT LIABILITIES	3,517,709	2,940,799

LONG TERM LIABILITIES
Capital lease obligation, long term	139,602	147,480
TOTAL LONG TERM LIABILITIES	139,602	147,480

TOTAL LIABILITIES	3,657,311	3,088,279
COMMITMENTS AND CONTINGENCIES (see Note 10)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 Authorized shares:
Series A Preferred stock; 10,000 authorized, zero and 10,000 shaes issued and outstanding;	-	-
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and outstanding;	18	18
Series C Preferred Stock; 25,000 authorized, 14,425 shares issued and outstanding;	14	14
Series D Preferred Stock; 90,000 authorized, 86,021 and 90,000 shares issued and outstanding;	86	86
Series E Preferred stock; 10,000 authorized, 10,000 shares issued and outstanding;	10	10
Series F Preferred stock; 800,000 authorized, zero and 2,413 shares issued and outstanding;	-	-
Series G Preferred stock; 2,600 authorized, 2,597 shares issued and outstanding;	3	3
Series H Preferred stock; 1,000 authorized, zero and zero shares issued and outstanding;	-	-
Common stock, $0.001 par value; 10,000,000,000 and 2,000,000,000 authorized shares; 1,315,856,715 and 1,175,324,203 shares issued and outstanding, respectively	1,315,863	1,175,330
Additional paid in capital	50,473,550	49,595,914
Common stock payable, consisting of 5,000,000 shares valued at $0.1128	564,000	564,000
Accumulated deficit	(54,742,961)	(53,859,673)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(2,389,417)	(2,524,298)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,267,894	$563,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2023	March 31, 2022

REVENUE	$2,174,752	1,199,662
COST OF REVENUE	1,655,449	1,535,832
Gross Profit	519,303	(336,170)

OPERATING EXPENSES
Salaries and outside services	671,261	1,264,705
Selling, general and administrative expenses	723,285	1,014,564
Depreciation and amortization	8,050	9,113
TOTAL OPERATING (INCOME) EXPENSES	1,402,596	2,288,382

INCOME (LOSS) FROM OPERATIONS BEFORE OTHER INCOME AND TAXES	$(883,293)	(2,624,552)

OTHER INCOME (EXPENSE)
Other expense	(5)	-
Gain (loss) on Sales of Discontinued Operations	-	(25,197)
TOTAL OTHER INCOME (EXPENSE)	$(5)	(25,197)

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR TAXES	$(883,288)	(2,599,355)

PROVISION (BENEFIT) FOR INCOME TAXES	-	-

NET INCOME/(LOSS)	$(883,288)	(2,599,355)

PREFERRED DIVIDENDS	-	-

NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(883,288)	(2,599,355)

NET LOSS PER SHARE
BASIC	$(0.00)	$(0.00)
DILUTED	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,231,401,433	1,057,633,026
DILUTED	1,231,401,433	1,057,633,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Three Months Ended March 31, 2022
					Additional	Common
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, December 31, 2021	131,068	$131	1,055,556,518	$1,055,566	$46,667,049	$564,000	(45,369,749)	$2,916,997

Proceeds from issuance of common stock			55,300,000	55,300	588,324			643,624
Stock based compensation					393,546		-	393,546
Stock option exercised - cashless basis			912,442	912	(912)		-	-
Net Loss	-	-	-	-			(2,599,355)	(2,599,355)

Balance, March 31, 2022	131,068	$131	1,111,768,960	$1,111,778	$47,648,007	$564,000	(47,969,104)	$1,354,812

Balance, December 31, 2022	131,068	$131	1,175,324,203	$1,175,330	$49,595,914	$564,000	(53,859,673)	$(2,524,298)

	Three Months Ended March 31, 2023
					Additional	Common
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, December 31, 2022	131,068	$131	1,175,324,203	$1,175,330	$49,595,914	$564,000	(53,859,673)	$(2,524,298)

Proceeds from issuance of common stock			140,532,512	140,533	415,473	-		556,006
Stock based compensation					462,163			462,163
Net Loss							(883,288)	(883,288)

Balance, March 31, 2023	131,068	131	1,315,856,715	1,315,863	50,473,550	564,000	(54,742,961)	(2,389,417)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continued operations	$(883,288)	$(2,599,355)

Adjustment to reconcile net loss to net cash (used in) operating activities
Bad debt expense	-	(1,150)
Depreciation and amortization	8,050	9,113
Gain on Sale of Discontinued Operations	-	(25,197)
Non-cash compensation expense	462,163	393,546
Change in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(784,769)	141,514
Prepaid expenses and other assets	11,076	33,152
Costs in excess of billings	-	16,638
Accounts payable	(34,714)	409,699
Accrued expenses	117,315	18,565
Customer Deposits	493,086	(3,490)

NET CASH (USED IN) OPERATING ACTIVITIES	(611,081)	(1,606,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	-	(9,570)
Proceeds from the sale of discontinued operations	-	25,197
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	-	15,627

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of issuance of common stock, net	556,006	643,624

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	556,006	643,624

NET INCREASE / (DECREASE) IN CASH	(55,075)	(947,714)

CASH, BEGINNING OF PERIOD	55,831	3,431,455

CASH, END OF PERIOD	$756	$2,483,741

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash financing activities:
Right of Use Assets	$-	27,972
Exercise of stock options	$-	$912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AiADVERTISING, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2023

1. BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of AiAdvertising, Inc. (“AiAdvertising,” “we,” “us,” “our,” or the “Company”) and its wholly-owned subsidiaries, have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”).  The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by generally accepted accounting principles (“GAAP”) and should be read in conjunction with our consolidated financial statements and footnotes in the Company’s annual report on Form 10-K filed with the SEC on May 16, 2023. In the opinion of management, the unaudited Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries which the Company does not expect to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Going Concern

The accompanying Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying Consolidated Financial Statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital. Historically, the Company has obtained funds from investors since its inception through sales of our securities. The Company will also seek to generate additional working capital from increasing sales from its data sciences, creative, website development and digital advertising service offerings, and continue to pursue its business plan and purposes.   As of March 31, 2023, the Company had negative working capital of $2,542,884.  We  have historically reported net losses, and negative cash flows from operations, which raised substantial doubt about the Company’s ability to continue as a going concern in previous years.  The appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital. Historically, the Company has obtained funds from investors since its inception through sales of our securities. The Company will also seek to generate additional working capital from increasing sales from its Ai Platform, creative, website development and digital advertising service offerings, and continue to pursue its business plan and purposes.

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

The Consolidated Financial Statements include the Company and its wholly owned subsidiaries CLWD Operations, Inc a Delaware corporation (“CLWD Operations”), and Giles Design Bureau, Inc., a Nevada corporation (“Giles Design Bureau). All significant inter-company transactions are eliminated in consolidation of the financial statements.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition.  Management reviews accounts receivable on a regular basis, based on contractual terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balance of the allowance account at March 31, 2023 and December 31, 2022 are $5,619 and $5,619 respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Estimates are primarily used in our revenue recognition, the allowance for doubtful account receivable, fair value assumptions in accounting, intangible assets and long-lived asset impairments and adjustments, the deferred tax valuation allowance, and the fair value of stock options and warrants.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2023, the Company held cash and cash equivalents in the amount of $756, which was held in the Company’s operating bank accounts.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $8,049 and $9,113 for the three months ended March 31, 2023 and 2022, respectively.

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of our income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations includes digital advertising revenue. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 606, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work on the balance sheet as costs in excess of billings. The terms of services contracts generally are for periods of less than one year. The deferred revenue and customer deposits as of March 31, 2023, and December 31, 2022 were $1,284,219 and $791,133, respectively. The costs in excess of billings as of March 31, 2023 and December 31, 2022 was zero and zero, respectively.

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

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $58,648 and $151,138 for the three months ended March 31, 2023 and 2022, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $3,800 and $78,396 for the three months ended March 31, 2023 and 2022, respectively.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of March 31, 2023 and December 31, 2022, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

ASC Topic 820 established a nine-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The impairment test conducted by the Company includes a two-step approach to determine whether it is more likely than not that impairment exists. If it is determined, after step one, that it is not more likely than not, that impairment exists, then no further analysis is conducted. The steps are as follows:

1.	Based on the totality of qualitative factors, determine whether the carrying amount of the intangible asset may not be recoverable. Qualitative factors and key assumptions reviewed include the following:

●	Increases in costs, such as labor, materials or other costs that could negatively affect future cash flows. The Company assumed that costs associated with labor, materials, and other costs should be consistent with fair market levels. If the costs were materially higher than fair market levels, then such costs may adversely affect the future cash flows of the Company or reporting units.

●	Financial performance, such as negative or declining cash flows, or reductions in revenue may adversely affect recoverability of the recorded value of the intangible assets. During our analysis, the Company assumes that revenues should remain relatively consistent or show gradual growth month-to-month and quarter-to-quarter. If we report revenue declines, instead of increases or flat levels, then such condition may adversely affect the future cash flows of the Company or reporting units.

●	Legal, regulatory, contractual, political, business or other factors that could affect future cash flows. During our analysis, the Company assumes that the legal, regulatory, political or business conditions should remain consistent, without placing material pressure on the Company or any of its reporting units. If such conditions were to become materially different than what has been experienced historically, then such conditions may adversely affect the future cash flows of the Company or reporting units.

●	Entity-specific events such as losses of management, key personnel, or customers, may adversely affect future cash flows. During our analysis, the Company assumes that members of management, key personnel, and customers will remain consistent period-over-period. If not effectively replaced, the loss of members of management and key employees could adversely affect operations, culture, morale and overall success of the company. In addition, if material revenue from key customers is lost and not replaced, then future cash flows will be adversely affected.

●	Industry or market considerations, such as competition, changes in the market, changes in customer dependence on our service offerings, or obsolescence could adversely affect the Company or its reporting units. We understand that the markets we serve are constantly changing, requiring us to change with them. During our analysis, we assume that we will address new opportunities in service offering and industries served. If we do not make such changes, then we may experience declines in revenue and cash flow, making it difficult to re-capture market share.

●	Macroeconomic conditions such as deterioration in general economic conditions or limitations on accessing capital could adversely affect the Company. During our analysis, we acknowledge that macroeconomic factors, such as the economy, may affect our business plan because our customers may reduce budgets for our services. If there are material worsening in economic conditions, which lead to reductions in revenue then such conditions may adversely affect the Company.

2.	Compare the carrying amount of the intangible asset to the fair value.

3.	If the carrying amount is greater than the fair value, then the carrying amount is reduced to reflect fair value.

Intangible assets are comprised of the following, presented as net of amortization:

March 31, 2023

	AiAdvertising	Total
Domain name	20,202	20,202
Total	$20,202	$20,202

December 31, 2022

	AiAdvertising	Total
Domain name	20,202	20,202
Total	$20,202	$20,202

Concentrations of Business and Credit Risk

The Company operates in a single industry segment.  The Company markets its services to companies and individuals in many industries and geographic locations.  The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk.  The Company typically offers its customers credit terms.  The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral.  In the event of nonpayment, the Company has the ability to terminate services. As of March 31, 2023, the Company held cash and cash equivalents in the amount of $756, which was held in the operating bank accounts.  Of this amount, none was held in any one account, in amounts exceeding the FDIC insured limit of $250,000.  For further discussion on Concentrations see footnote 9.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest.  Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended March 31, 2023, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2023 based on the grant date fair value estimated.  Stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2023 is based on awards ultimately expected to vest or has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The stock-based compensation expense recognized in the consolidated statements of operations during the three months ended March 31, 2023 and 2021 were $462,163 and $383,546, respectively.

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

For the three months ended March 31, 2023, the Company has excluded 759,733,332 shares of common stock underlying options, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 86,021 Series D Preferred shares convertible into 215,052,500 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock and 162,703,869 shares of common stock underlying warrants, because their impact on the loss per share is anti-dilutive. During the three months ended March 31, 2023, the above mentioned shares are excluded in the calculation for diluted earnings per share.

For the three months ended March 31, 2022, the Company has excluded 383,329,440 shares of common stock underlying options, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 86,021 Series D Preferred shares convertible into 215,052,500 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock and 162,703,869 shares of common stock underlying warrants, because their impact on the loss per share is anti-dilutive. During the three months ended March 31, 2022, the above mentioned shares are excluded in the calculation for diluted earnings per share.

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

Management reviewed accounting pronouncements issued during the quarter ended March 31, 2023, and no pronouncements were adopted during the period.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2022. Due to the fact that we have no credit instruments recorded at expected losses, at March 31, 2023 the impact of this ASU on our consolidated financial statements was immaterial.

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

For the three months ended March 31, 2023, we used the federal tax rate of 21% in our determination of the deferred tax assets and liabilities balances.

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

Historically, the Company generates income from four main revenue streams: Platform, creative design, web development, and digital marketing.  Each revenue stream is unique, and includes the following features:

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

The Company has credit risk included in creative design and digital marketing revenues are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, supplies, and the largest component, digital advertising. We have determined, based on our review, that the amounts classified as reimbursable costs should be recorded as gross (principal), due to the following factors:

-	The Company is the primary obligor in the arrangement;

-	We have latitude in establishing price;

-	We have discretion in supplier selection; and

-	The Company has credit risk

For the three months ended March 31, 2023 and 2022 (unaudited), revenue was disaggregated into the four categories as follows:

	Three months ended March 31, 2023 (unaudited)			Three months ended March 31, 2022 (unaudited)
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Design	275,790	-	275,790	292,701	-	292,701
Development	28,000	-	28,000	13,938	-	13,938
Digital Marketing	1,759,683	-	1,759,683	849,525	-	849,525
Platform License	111,979	-	111,979	43,498	-	43,498
Total	$2,175,452	$-	$2,175452	$1,199,662	$-	$1,199,662

4. LIQUIDITY AND OPERATIONS

The Company had a net loss of $883,288 for the three months ended March 31, 2023, a net loss of $2,599,356 for the three months ended March 31, 2022, and net cash used in operating activities of $(611,081) and $(1,606,965), in the same periods, respectively.

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

5. INTANGIBLE ASSETS

Domain Name

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202. We use the domain as the main landing page for the Company.  The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet.  As of March 31, 2023, we determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense.  The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

The Company will assess this intangible asset for impairment, if an event occurs that may affect the fair value, or at least annually.

The Company’s intangible assets consist of the following:

		March 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	20,202	-	20,202	20,202	-	20,202
Total	$20,202	$-	$20,202	$20,202	$-	$20,202

Total amortization expense charged to operations for the three months ended March 31, 2023, and 2022 were zero and zero, respectively.

6. CAPITAL STOCK

At March 31, 2023 and December 31, 2022, the Company’s authorized stock consists of   10,000,000,000 shares of common stock, par value $0.001 per share, and  5,000,000 shares of preferred stock, par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.  The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders. As of the date of this report, the Board has designated Series A, Series B, Series C, Series D, Series E, Series F, Series G and Series H Preferred Stock.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends, payable quarterly, out of any assets of the Company legally available therefor, at the rate of $8 per share annually, payable in preference and priority to any payment of any dividend on the common stock. As of March 31, 2023, the Company had zero shares of Series A Preferred Stock outstanding.   As of March 31, 2023 and December 31, 2022, the balance owed on the Series A Preferred stock dividend was zero.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock.  Each share of Series B Preferred Stock has a stated value of $100. The Series B Preferred Stock is convertible into shares of the Company’s common stock in amount determined by dividing the stated value by a conversion price of $0.004 per share. The Series B Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series B Preferred Stock. As of March 31, 2023 and December 31, 2022, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock.  Each share of Series C Preferred Stock has a stated value of $100. The Series C Preferred Stock is convertible into shares of the Company’s common stock in the amount determined by dividing the stated value by a conversion price of $0.01 per share.  The Series C Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series C Preferred Stock.  As of March 31, 2023 and December 31, 2022, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock.  Each share of Series D Preferred Stock has a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue means the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. The Series D Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series D Preferred Stock.  As of March 31, 2023 and December 31, 2022, the Company had 86,021 shares of Series D Preferred Stock outstanding.  During the three months ended March 31, 2023, and March 31, 2022, we paid dividends of $0, and $0 respectively, to the holders of Series D Preferred stock.  As of March 31, 2023 and December 31, 2022, the balance owed on the Series D Preferred stock dividend was zero.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock.  Each share of Series E Preferred Stock has a stated value of $100. The Series E Preferred Stock is convertible into shares of the Company’s common stock in an amount determined by dividing the stated value by a conversion price of $0.05 per share. The Series E Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series E Preferred Stock. As of March 31, 2023 and December 31, 2022, the Company has 10,000 shares of Series E Preferred Stock outstanding.

Series F Preferred

The Company has designated 800,000 shares of its preferred stock as Series F Preferred Stock.  Each share of Series F Preferred Stock has a stated value of $25.  The Series F Preferred Stock is not convertible into common stock.  The holders of outstanding shares of Series F Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the Company’s common stock. The Series F Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation. To the extent it may lawfully do so, the Company may, in its sole discretion, after the first anniversary of the original issuance date of the Series F Preferred Stock, redeem any or all of the then outstanding shares of Series F Preferred Stock at a redemption price of $25 per share plus any accrued but unpaid dividends. The Series F Preferred Stock was offered in connection with the Company’s offering under Regulation A under the Securities Act of 1933, as amended. As of March 31, 2023 and December 31, 2022, the Company had zero shares of Series F Preferred Stock outstanding, and the balance on stock dividend was zero.

Series G Preferred

On February 6, 2020, the Company designated 2,600 shares of its preferred stock as Series G Preferred Stock.  Each share of Series G Preferred Stock has a stated value of $100. The Series G Preferred Stock is convertible into shares of the Company’s common stock in an amount determined by dividing the stated value by a conversion price of $0.0019 per share.  The Series G Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series G Preferred Stock.  As of March 31, 2023 and December 31, 2022, the Company had 2,597 shares of Series G Preferred Stock outstanding.

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

On September 29, 2021, the Company filed a certificate of withdrawal with the Secretary of State of Nevada, to withdraw the Company’s existing certificate of designation of Series H Preferred Stock, filed a certificate of designation for a new series of Series H Preferred Stock with the Secretary of State of Nevada, and issued 1,000 shares of Series H Preferred Stock to Andrew Van Noy, the Company’s chief executive officer, for services rendered. As of March 31, 2023 and December 31, 2022, there was zero shares of Series H Preferred stock outstanding.

Common

On February 8, 2023, in accordance with Section 2 of the purchase agreement, dated March 28, 2022 and amended on July 28, 2022 between the Company and an accredited investor, the Company submitted a purchase notice to the investor of a sale by the Company to the investor of 58,000,000 shares of common stock amounting to $230,975.

On February 16, 2023, in accordance with Section 2 of the purchase agreement, dated March 28, 2022 and amended on July 28, 2022 between the Company and an accredited investor, the Company submitted a purchase notice to the investor of a sale by the Company to the investor of 21,649,574 shares of common stock amounting to $110,687.

On February 28, 2023, in accordance with Section 2 of the purchase agreement, dated March 28, 2022 and amended on July 28, 2022 between the Company and an accredited investor, the Company submitted a purchase notice to the investor of a sale by the Company to the investor of 26,858,175 shares of common stock amounting to $102,110.

On March 13, 2023, in accordance with Section 2 of the purchase agreement, dated March 28, 2022 and amended on July 28, 2022 between the Company and an accredited investor, the Company submitted a purchase notice to the investor of a sale by the Company to the investor of 16,954,805 shares of common stock amounting to $61,367.

On March 23, 2023, in accordance with Section 2 of the purchase agreement, dated March 28, 2022 and amended on July 28, 2022 between the Company and an accredited investor, the Company submitted a purchase notice to the investor of a sale by the Company to the investor of 17,069,958 shares of common stock amounting to $50,867.

7.  STOCK OPTIONS AND WARRANTS

Stock Options

The Company used the historical industry index to calculate volatility, since the Company’s stock history did not represent the expected future volatility of the Company’s common stock.

The fair value of options granted during the three months ending March 31, 2023 and 2022, were determined using the Black Scholes method with the following assumptions:

	Three months ended March 31, 2023	Year ended December 31, 2022
Risk free interest rate	-%	1.29%
Stock volatility factor	-%	229%
Weighted average expected option life	- years	2.5 years
Expected dividend yield	0-	0%

A summary of the Company’s stock option activity and related information follows:

	Three months ended March 31, 2023		Year ended December 31, 2022
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding - beginning of year	879,733,332	$0.0092	768,233,332	$0.0052
Granted	-	-	125,500,000	0.0068
Exercised	-	-	(4,000,000)	0.0019
Forfeited	120,000,000	0.0127	(7,000,000)	0.0127
Outstanding - end of the quarter	759,733,332	$0.0087	879,733,332	$0.0092
Exercisable at the end of the quarter	602,474,630	$0.0064	519,773,058	$0.0072
Weighted average fair value of options granted during the quarter		$-		$2,495,600

As of March 31, 2023, and December 31, 2022, the intrinsic value of the stock options was approximately $650,260 and $362,102, respectively.  Stock option expense for the three months ended March 31, 2023, and 2022 were $462,163 and $393,546, respectively.

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

The weighted average remaining contractual life of options outstanding, as of March 31, 2023 was as follows:

Exercise prices	Number of options outstanding	Weighted Average remaining contractual life (years)

$0.0068	367,000,000	2.77
$0.0019	258,233,332	1.80
$0.0018	17,000,000	2.18
$0.0295	122,500,000	1.84
	759,733,332

Warrants

As of March 31, 2022 and December 31, 2022, there were 162,703,869 and 162,703,869 warrants outstanding, respectively.

The fair value of warrants issued during the three months ended March 31, 2023 and 2022, were determined using the Black Scholes method with the following assumptions:

	Three months ended March 31, 2022	Year ended December 31, 2022
Risk free interest rate	-%	1.86%
Stock volatility factor	-%	272%
Weighted average expected warrant life	- years	5 years
Expected dividend yield	0%	0%

A summary of the Company’s warrant activity and related information follows:

	Three months ended March 31, 2023		Year ended December 31, 2022
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding - beginning of period	162,703,869	$0.048	162,703,869	$0.048
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding - end of period	162,703,869	$0.048	162,703,869	$0.048
Exercisable at the end of period	162,703,869	$0.048	162,703,869	$0.048
Weighted average fair value of warrants granted during the period		$-		$-

Warrant expense for the three months ended March 31, 2023, and 2022 were $0 and $0, respectively.

8. RELATED PARTIES

We owe a former executive of the company $10,817 for services rendered as March 31, 2023 and December 31, 2022.

9. CONCENTRATIONS

For the three months ended March 31, 2023 and 2022, the Company had three and four major customers who represented approximately 63% and 46% of total revenue, respectively.  At March 31, 2023 and December 31, 2022, accounts receivable from one and three customers, represented approximately 72% and 61% of total accounts receivable, respectively.  The one customer comprising the concentration within the accounts receivable is one of the same customers that comprise the concentration with the revenues discussed above.

10. COMMITMENTS AND CONTINGENCIES

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

Operating Leases

On August 1, 2022, the Company signed a lease agreement with JJ Real Co., an unrelated party, which commenced on August 1, 2022, for approximately 2,000 square feet, located at 1114 S St. Mary’s Suite 120, San Antonio, TX 78210, for $3,333 per month, includes a pro rata share of the common building expenses and each year the monthly lease payment is subject to change per the lease agreement. The lease expires on July 31, 2027. The lease expiration is greater than twelve months, thus included on the Balance Sheet as Right-of-Use lease. This lease does not include a residual value guarantee, nor do we expect any material exit costs. As of August 1, 2022, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. As of March 31, 2023 and December 31, 2022, the ROU asset and liability balances of this lease were $175,974 and $175,974, respectively. During February 2023, JJ Real Co transferred ownership of the building and our lease located at 1114 S St. Mary’s Suite 120, San Antonio, TX 78210 to Hooks Holding Ltd., a non-related party. No details of our lease or commitments have changed.

Finance Leases

None. The following is a schedule of the net book value of the finance lease.

Assets	March 31, 2023	December 31, 2022
Leased equipment under finance lease,	$100,097	$100,097
less accumulated amortization	(100,097)	(100,097)
Net	$-	$-

Below is a reconciliation of leases to the financial statements.

	ROU Operating Leases	Finance Leases
Leased asset balance	$38,397	$-
Liability balance	169,319	-
Cash flow (non-cash)	-	-
Interest expense	$-	$-

The following is a schedule, by years, of future minimum lease payments required under the operating and finance leases.

Years Ending December 31,	ROU Operating Leases	Finance Leases
2023	33,833	—
2024	46,833	—
2025	48,833	—
2026	50,833	—
2027	30,335	—
Thereafter	—	—
Total	$208,667	$—
Less imputed interest	(41,348)	—
Total liability	$167,319	$—

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Operating Leases	52 months	10%
Finance Leases	0 months	0%

(1)	This discount rate is consistent with our borrowing rates from various lenders.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time the Company considers to be material to the Company’s business or financial condition.

11. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2023 there were no non-cash activities.

During the three months ended March 31, 2022, there were the following non-cash activities.

-	The values of the ROU operating leases assets and liabilities each declined $27,972, netting to zero on the statement of cash flows.

-	The holder of 1,000,000 stock options exercised their options into 912,442 shares of common stock in the amount of $912.

12. SUBSEQUENT EVENTS

On April 4, 2023, in accordance with Section 2 of the purchase agreement, dated March 28, 2022 and amended on July 28, 2022 between the Company and an accredited investor (see Note 6), the Company submitted a purchase notice to the investor of a sale by the Company to the investor of 14,620,945 shares of common stock for a purchase price of $0.003 per share amounting to $43,421.

On April 11, 2023, the Company sold Hexagon Partners, Ltd., up to 2,918,560 shares of its Series I Preferred Stock for an aggregate purchase price of up to $9,250,000, in three tranches. Tranche A comprises 2,272,727 shares of Series I Preferred Stock at a purchase price of $2.20 per share. The Company also granted the Purchaser a six-month option from the date of the initial closing to purchase (i) up to 333,333 additional shares of Series I Preferred Stock for a purchase price of $6.00 per share, and (ii) up to 312,500 shares of Series I Preferred Stock for a purchase price of $7.20 per share. For so long as at least 50% of the Series I Preferred Stock purchased have not been redeemed by the Company or converted into common stock of the Company, Hexagon will have the right to designate two directors to the Company’s Board of Directors (the “Board”), and the Company may not increase the size of the Board above six directors without Hexagon’s prior written consent.

On June 28, 2023, our former Chief Financial Officer exercised 9,222,228 vested, in-the-money-options. The exercise was completed with a cashless transaction yielding a total of 3,931,113 newly issued shares.

On April 10, 2023, the Company entered into an employment agreement with Gerard Hug, the Company’s Chief Executive Officer. The Employment Agreement has an initial term beginning on January 1, 2023 through December 31, 2023 and thereafter shall renew automatically for successive one-year extension terms until either party gives notice of nonrenewal at least 90 days before the end of the applicable extension term. Pursuant to the Employment Agreement, Mr. Hug will receive an annual base salary of $375,000 and a one-time bonus of $50,000 payable on or before May 15, 2023. Mr. Hug will also be eligible for an annual incentive bonus, with a target payout of a minimum of fifty percent (50%) of his base salary (the “Target Bonus”), upon the achievement of Company performance goals established by the Company’s compensation committee of the board of directors. The Employment Agreement further provides that upon the successful up-listing of the Company’s common stock to a national securities exchange such as Nasdaq or the New York Stock Exchange, Mr. Hug will receive a one-time up-listing bonus in the amount of $100,000. In the event Mr. Hug’s employment is terminated by the Company without cause or by Mr. Hug for good reason, Mr. Hug will be entitled to a lump sum payment equal to the sum of (A) two times Mr. Hug’s base salary for the year in which the date of the termination occurs, reduced for actual service performed from the effective date down to a minimum period of twelve full months or one times Mr. Hug’s base salary, (B) a payment equal to the product of (i) the Target Bonus and (ii) a fraction, the numerator of which is the number of days Mr. Hug was employed by the Company during the year of termination and the denominator of which is the number of days in such year, and (C) 12 months of COBRA premium payments based on the coverages in effect as of the date of Mr. Hug’s termination of employment. The treatment of any outstanding equity award shall be determined in accordance with the terms of the 2021 Equity Incentive Plan and the applicable award agreements. All of Mr. Hug’s severance benefits are subject to his execution of a release of claims and his continued compliance with his restrictive covenant agreement.

On June 2, 2023, the Company entered into an employment agreement with Kevin Myers, the Company’s Chief Product & Marketing Officer. The Employment Agreement has an initial term beginning on January 1, 2023 through December 31, 2023 and thereafter shall renew automatically for successive one-year extension terms until either party gives notice of nonrenewal at least 90 days before the end of the applicable extension term. Pursuant to the Employment Agreement, Mr. Myers will receive an annual base salary of $250,000 and a one-time bonus of $50,000 payable on or before July 15, 2023. Mr. Myers will also be eligible for an annual incentive bonus, with a target payout of a minimum of fifty percent (50%) of his base salary (the “Target Bonus”), upon the achievement of Company performance goals established by the Company’s compensation committee of the board of directors. In the event Mr. Myers’ employment is terminated by the Company without cause or by Mr. Myers for good reason, Mr. Myers will be entitled to a lump sum payment equal to the sum of (A) two times Mr. Myers’ base salary for the year in which the date of the termination occurs, reduced for actual service performed from the effective date down to a minimum period of twelve full months or one times Mr. Myers’ base salary, (B) a payment equal to the product of (i) the Target Bonus and (ii) a fraction, the numerator of which is the number of days Mr. Myers was employed by the Company during the year of termination and the denominator of which is the number of days in such year, and (C) 12 months of COBRA premium payments based on the coverages in effect as of the date of Mr. Myers’ termination of employment. The treatment of any outstanding equity award shall be determined in accordance with the terms of the 2021 Equity Incentive Plan and the applicable award agreements. All of Mr. Myers’ severance benefits are subject to his execution of a release of claims and his continued compliance with his restrictive covenant agreement.

On June 6, 2023, the Company entered into the Rights Agreement (the “Rights Agreement”), by and between the Company and Worldwide Stock Transfer, LLC, as Rights Agent, substantially in the form previously attached as an exhibit to the Securities Purchase Agreement filed as Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2023. The Rights Agent currently serves as the Company’s transfer agent with respect to the Company’s common stock and also has been appointed transfer agent with respect to the Series J Junior Participating Preferred Stock, par value $0.001 per share (each, a “Preferred Share” and collectively, the “Preferred Shares”), if any, that may be issued pursuant to the exercise of rights under the Rights Agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

The following Management’s Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and the related notes thereto as set forth in our Form 10-K for the year ended December 31, 2022, and the Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, herein, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under the “Risk Factors” section of the reports we file with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report, except as may by required under applicable law.

Overview-

AiAdvertising’s primary focus is to disrupt the digital advertising world by offering a solution that harnesses the power of artificial intelligence (AI) to enable marketers to increase productivity, efficiency, and performance.

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

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balances of the allowance account at March 31, 2023 and December 31, 2022 were $5,619 and $5,619 respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at March 31, 2023 and determined the fair value of each intangible asset and goodwill did not exceed the respective carrying values. Therefore, an impairment of indefinite lived intangibles and goodwill was recognized.

The impairment test conducted by the Company includes an assessment of whether events occurred that may have resulted in impairment of goodwill and intangible assets. Because it was determined that events had occurred which effected the fair value of goodwill and intangible assets, the Company conducted the two-step approach to determine the fair value and required adjustment. The steps are as follows:

1.	Based on the totality of qualitative factors, determine whether the carrying amount of the intangible asset may not be recoverable. Qualitative factors and key assumptions reviewed include the following:

●	Increases in costs, such as labor, materials or other costs that could negatively affect future cash flows. The Company assumed that costs associated with labor, materials, and other costs should be consistent with fair market levels. If the costs were materially higher than fair market levels, then such costs may adversely affect the future cash flows of the Company or reporting units.

●	Financial performance, such as negative or declining cash flows, or reductions in revenue may adversely affect recoverability of the recorded value of the intangible assets. During our analysis, the Company assumes that revenues should remain relatively consistent or show gradual growth month-to-month and quarter-to-quarter. If we report revenue declines, instead of increases or flat levels, then such condition may adversely affect the future cash flows of the Company or reporting units.

●	Legal, regulatory, contractual, political, business or other factors that could affect future cash flows. During our analysis, the Company assumes that the legal, regulatory, political or business conditions should remain consistent, without placing material pressure on the Company or any of its reporting units. If such conditions were to become materially different than what has been experienced historically, then such conditions may adversely affect the future cash flows of the Company or reporting units.

●	Entity-specific events such as losses of management, key personnel, or customers, may adversely affect future cash flows. During our analysis, the Company assumes that members of management, key personnel, and customers will remain consistent period-over-period. If not effectively replaced, the loss of members of management and key employees could adversely affect operations, culture, morale and overall success of the company. In addition, if material revenue from key customers is lost and not replaced, then future cash flows will be adversely affected.

●	Industry or market considerations, such as competition, changes in the market, changes in customer dependence on our service offering, or obsolescence could adversely affect the Company or its reporting units. We understand that the market we serve are constantly changing, requiring us to change with it. During our analysis, we assume that we will address new opportunities in service offering and industries served. If we do not make such changes, then we may experience declines in revenue and cash flow, making it difficult to re-capture market share.

●	Macroeconomic conditions such as deterioration in general economic conditions or limitations on accessing capital could adversely affect the Company. During our analysis, we acknowledge that macroeconomic factors, such as the economy, may affect our business plan because our customers may reduce budgets for our services. If there are material declines in the economy, which lead to reductions in revenue then such conditions may adversely affect the Company.

2.	Compare the carrying amount of the intangible asset to the fair value.

3.	If the carrying amount is greater than the fair value, then the carrying amount is reduced to reflect fair value.

Goodwill and Intangible assets are comprised of the following, presented as net of amortization:

	March 31, 2023
	AiAdvertising	Total
Domain name	20,202	20,202
Total	$20,202	$20,202

	December 31, 2022
	AiAdvertising	Total
Domain name	20,202	20,202
Total	$20,202	$20,202

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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2023 and December 31, 2022, the Company has zero note payables.

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

Management reviewed accounting pronouncements issued during the quarter ended March 31, 2023, and no pronouncements were adopted during the period.

Management reviewed accounting pronouncements issued during the year ended December 31, 2022, and the following pronouncement was adopted during the period.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2022. Due to the fact that we have no credit instruments recorded at expected losses, at March 31, 2023 the impact of this ASU on our consolidated financial statements was immaterial.

Recent Developments

Employment Agreement

On April 10, 2023, we entered into an employment agreement (the “Employment Agreement”) with Gerard Hug, the Company’s Chief Executive Officer. The Employment Agreement supersedes the employment offer letter with Mr. Hug dated July 21, 2022. The Employment Agreement has an initial term beginning on January 1, 2023 through December 31, 2023 and thereafter shall renew automatically for successive one-year extension terms until either party gives notice of nonrenewal at least 90 days before the end of the applicable extension term. Pursuant to the Employment Agreement, Mr. Hug will receive an annual base salary of $375,000 and a one-time bonus of $50,000 payable on or before May 15, 2023. Mr. Hug will also be eligible for an annual incentive bonus, with a target payout of a minimum of fifty percent (50%) of his base salary (the “Target Bonus”), upon the achievement of Company performance goals established by the Company’s compensation committee of the board of directors. The Employment Agreement further provides that upon the successful up-listing of the Company’s common stock to a national securities exchange such as Nasdaq or the New York Stock Exchange, Mr. Hug will receive a one-time up-listing bonus in the amount of $100,000.

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

Securities Purchase Agreement

On April 10, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with Hexagon Partners, Ltd., (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser up to 2,918,560 shares of its Series I Preferred Stock (the “Series I Preferred Stock”) for an aggregate purchase price of up to $9,250,000 (the “Purchase Price”), in three tranches. Tranche A comprises 2,272,727 shares of Series I Preferred Stock at a purchase price of $2.20 per share of Series I Preferred Stock purchased at an initial closing on April 11, 2023. The Company also granted the Purchaser a six-month option from the date of the initial closing, which the Purchaser has the right to assign subject to certain restrictions, to purchase (i) up to 333,333 additional shares of Series I Preferred Stock at a purchase price of $6.00 per share of Series I Preferred Stock, and (ii) up to 312,500 shares of Series I Preferred Stock at a purchase price of $7.20 per share of Series I Preferred Stock.

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

Series I Certificate of Designation

Pursuant to the Purchase Agreement, on April 10, 2023, we filed a Certificate of Designation of Preferences, Rights and Limitations of Series I Preferred Stock (the “Series I Certificate”) with the Nevada Secretary of State designating the rights, preferences and limitations of the Series I Preferred Stock. Each share of Series I Preferred Stock is convertible at the option of the holder at any time and from time to time into four hundred (400) fully-paid and non-assessable shares of Common Stock, subject to customary adjustments for stock splits, stock dividends, stock combination recapitalizations or other similar transactions (the “Conversion Ratio”). The holders of outstanding shares of the Series I Preferred Stock shall be entitled to receive dividends pari passu with the holders of Common Stock (except for stock dividends for which adjustments are made pursuant to the Series I Certificate or upon a liquidation, dissolution and winding up of the Company where the holders of Series I Preferred Stock have received payment to the Series I Certificate). The holders of Series I Preferred Stock are entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series I Preferred Stock held by such holder are then convertible based on the Conversion Ratio as of the record date for determining stockholders entitled to vote (i) on all matters presented to the holders of Common Stock for approval, voting together with the holders of Common Stock as one class, or (ii) whenever the approval or other action of the holders of Series I Preferred Stock is required by applicable law or by the Company’s articles of incorporation, bylaws, or other organizational documents; provided, however that the holders of Series I Preferred Stock shall not be entitled to vote together with the Common Stock with respect to any matter at a meeting of the stockholders of the Company, which under applicable law or the Company’s articles of incorporation, bylaws or other organizational documents requires a separate class vote.

Without the prior written consent of holders of not less than 50% of the then total outstanding share of Series I Preferred Stock voting as a single class, the Company and its subsidiaries may not (a) effect or agree to effect a change of control; (b) sell, transfer, license, lease, or otherwise dispose of, in any transaction or series of related transactions, any significant assets of the Company or any subsidiary; (c) alter, modify, or repeal the Series I Certificate; (d) in any manner authorize, create, amend or issue any class or series of capital stock ranking prior to or on parity with the Series I Preferred Stock; (e)(i) issue or authorize the issuance of any equity securities of the Company’s subsidiaries, other than to the Company or another of the Company’s wholly owned subsidiaries, or (ii) form or create a subsidiary of the Company that is not wholly-owned (directly or indirectly) by the Company; or (f) enter into any agreement with respect to any of the foregoing.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of shares of Series I Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment may be made or any assets distributed to the holders of the Common Stock, such consideration per share as would have been payable had all the shares of Series I Preferred Stock been converted into Common Stock, immediately prior to such liquidation, dissolution or winding up.

Registration Rights and Lock-up Agreement

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

Rights Agreement

On April 10, 2023, the Board approved the Company’s entry into a Rights Agreement, by and between the Company and Worldwide Stock Transfer, LLC, as Rights Agent, in the form attached as an exhibit to the Purchase Agreement (the “Rights Agreement”). On June 6, 2023, the Company executed the Rights Agreement.

Pursuant to the Rights Agreement, the Board declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, held by the shareholders of the Company at the close of business on June 7, 2023 (the “Record Date”). Holders of the Company’s warrants and certain of its existing preferred stock (including the Series I Preferred stock issued pursuant to the Purchase Agreement) as of the Record Date were also issued one Right for each share of common stock that such holders would be entitled to receive upon full exercise or conversion of their warrants or existing preferred stock, as applicable. Each Right will entitle the holder to purchase one ten-thousandth of a share of Series J Junior Participating Preferred Stock, par value $0.001 per share, of the Company (the “Series J Preferred Shares”) at the purchase price set forth in the Rights Agreement.

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

Series J. Certificate of Designation

In connection with the adoption of the Rights Agreement, on June 8, 2023, we filed a Certificate of Designation, Preferences and Rights of Series J Junior Participating Preferred Stock, par value $0.001 per share, of the Company (the “Series J Certificate of Designation”) with Nevada Secretary of State. The Series J Certificate of Designation sets forth the rights, powers and preferences of the Preferred Shares.

Amended and Restated Bylaws

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

Appointment of New CFO

On March 3, 2023, Isabel Gongora provided notice of her decision to resign as Chief Financial Officer of the Company, effective March 15, 2023. Ms. Gongora’s resignation was not the result of any disagreements with the Company regarding any matters related to its operations, policies, practices, or otherwise.

On March 20, 2023, John Small was appointed Chief Financial Officer of the Company. Mr. Small will receive an annual salary of $240,000.

Resignation of Director and Appointment of New Directors

Effective June 5, 2023, Rosie O’Meara provided notice of her resignation as a member of the Board. Ms. O’Meara’s resignation was not as a result of any disagreement with the Company’s Board or management.

On June 2, 2023, James B. Renacci and Thomas O. Hicks, Jr. were appointed to the Board. Messrs. Renacci and Hicks will serve as members of the Board until the next annual meeting of the Company’s stockholders, and until their successors are elected and qualified or until their death, resignation or removal.

In connection with his appointment to the Board, the Board appointed Mr. Renacci to serve as a member of the Special Committee, which was formed by the Board and granted full authority to act on behalf of the Board and take all actions deemed advisable relating to the previously disclosed rights agreement. The Board also appointed Mr. Renacci to serve as a member of the Nominating and Corporate Governance Committee and to serve as the Chairperson of the Audit Committee.

In connection with his appointment to the Board, the Board appointed Mr. Hicks to serve as a member of the Special Committee, Compensation Committee, and Nominating and Corporate Governance Committee.

Each of the new directors will receive compensation for their service as a director or committee member in accordance with the Company’s standard director compensation of $30,000 annually.

Employment Agreement with Keven Myers

On June 2, 2023, we entered into an employment agreement (the “Employment Agreement”) with Kevin Myers, the Company’s Chief Product & Marketing Officer.

The Employment Agreement has an initial term beginning on January 1, 2023 through December 31, 2023 and thereafter shall renew automatically for successive one-year extension terms until either party gives notice of nonrenewal at least 90 days before the end of the applicable extension term. Pursuant to the Employment Agreement, Mr. Myers will receive an annual base salary of $250,000 and a one-time bonus of $50,000 payable on or before July 15, 2023. Mr. Myers will also be eligible for an annual incentive bonus, with a target payout of a minimum of fifty percent (50%) of his base salary (the “Target Bonus”), upon the achievement of Company performance goals established by the Company’s compensation committee of the board of directors.

In the event Mr. Myers’ employment is terminated by the Company without cause or by Mr. Myers for good reason, Mr. Myers will be entitled to a lump sum payment equal to the sum of (A) two times Mr. Myers’ base salary for the year in which the date of the termination occurs, reduced for actual service performed from the effective date down to a minimum period of twelve full months or one times Mr. Myers’ base salary, (B) a payment equal to the product of (i) the Target Bonus and (ii) a fraction, the numerator of which is the number of days Mr. Myers was employed by the Company during the year of termination and the denominator of which is the number of days in such year, and (C) 12 months of COBRA premium payments based on the coverages in effect as of the date of Mr. Myers’ termination of employment. The treatment of any outstanding equity award shall be determined in accordance with the terms of the 2021 Equity Incentive Plan and the applicable award agreements. All of Mr. Myers’ severance benefits are subject to his execution of a release of claims and his continued compliance with his restrictive covenant agreement.

Entry into a Material Definitive Agreement

On June 6, 2023, we entered into the Rights Agreement (the “Rights Agreement”), by and between the Company and Worldwide Stock Transfer, LLC, as Rights Agent, substantially in the form previously attached as an exhibit to the Securities Purchase Agreement filed as Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2023. The Rights Agent currently serves as the Company’s transfer agent with respect to the Company’s common stock and also has been appointed transfer agent with respect to the Series J Junior Participating Preferred Stock, par value $0.001 per share (each, a “Preferred Share” and collectively, the “Preferred Shares”), if any, that may be issued pursuant to the exercise of rights under the Rights Agreement.

Pursuant to the Rights Agreement, the Board declared a dividend distribution of one right (a “Right”) to purchase one ten-thousandth of one share of our newly designated Preferred Shares for each outstanding share of common stock, par value $0.001 per share, held by the shareholders of the Company at the close of business on June 7, 2023 (the “Record Date”). Holders of the Company’s warrants and certain of its existing preferred stock as of the Record Date were also issued one Right for each share of common stock that such holders would be entitled to receive upon full exercise or conversion of their warrants or existing preferred stock, as applicable.

Results of Operations for the Three months ended March 31, 2023, compared to the Three months ended March 31, 2022.

REVENUE

Total revenue for the three months ended March 31, 2023 increased by $975,090 to $2,175,452, compared to $1,199,662 for the three months ended March 31, 2022. The increase was primarily due to strong client activity in Digital Marketing and Platform license revenue.

COST OF REVENUE

Cost of revenue for the three months ended March 31, 2023 increased by $119,617 to $1,655,449, compared to $1,535,832 for the three months ended March 31, 2022. The increase was primarily due to the increase in purchased media within Digital Marketing.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the three months ended March 31, 2023 decreased by $593,444 to $671,261, compared to $1,264,705 for the three months ended March 31, 2022. The decrease was primarily due to reduced employees and legal costs from the prior year.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

SG&A expenses for the three months ended March 31, 2023 decreased by $291,279 to $723,285 compared to $1,014,564 for the three months ended March 31, 2022. The decrease was primarily due to a decrease in headcount and rent, offset by increased stock-based compensation..

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended March 31, 2023 decreased by $1,063 to $8,050, compared to $9,113 for the three months ended March 31, 2022. The decrease was primarily due to reduced fixed asset purchases over the past two years.

OTHER INCOME AND EXPENSE

Total other income and expense for the three months ended March 31, 2023 decreased by $25,192 to net other expense of $5 compared to net other income of $25,197 for the three months ended March 31, 2022. The decrease in net other expense was from the gain on sales of discontinued operations recorded in the previous year.

NET LOSS

The net loss for the three months ended March 31, 2023 was $883,288 decreased by $1,716,067, compared to the net loss of $2,599,356 for the three months ended March 31, 2022.  The decrease in net loss for the period was primarily due to increased Digital Marketing revenue from the prior year and reduced employee and SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of ($2,542,884) at March 31, 2023, compared to a net working capital of $1,171,707 at March 31, 2022.

Cash flow used in operating activities was $611,082 for the three months ended March 31, 2023, compared to cash flow used in operating activities of $1,606,965 for the three months ended March 31, 2022. The decrease in cash flow used in operating activities of $995,884 was primarily due to a decrease in net loss.

Cash flow provided by investing activities was zero for the three months ended March 31, 2023, compared to cash flow used in investing activities of $15,627 for the three months ended March 31, 2022. The decrease in cash flow provided by investing activities of $15,627 was due to a reduction in the purchase of computers, printer, and videography equipment and the one-time gain on the sale of discontinued operations in the year-ago quarter.

Cash flow provided by financing activities was $556,006 for the three months ended March 31, 2023, compared to cash flow provided by financing activities of $643,624 for the three months ended March 31, 2022.  The decrease in cash flow provided by financing activities of $87,618 was primarily due to the decrease of common stock sales relative to the year-ago quarter.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2023, the Company had equity line financing relationship with one investor. During the current period, the investor provides short-term financing under a stock purchase arrangement disclosed in footnote 6. The Company does not have any long-term sources of liquidity. As of March 31, 2023, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

The Company has negative monthly cash flows from operations of approximately $70,000. The Company’s current cash is not sufficient to sustain the Company’s operations for approximately 12 months without additional borrowings or further sales of stock. To satisfy cash needs, the Company relies on the sale of capital stock or can introduce borrowing mechanisms to fund operations, as discussed above.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our management concluded that, due to material adjusting entries related to stock issuances, as of March 31, 2023, our disclosure controls and procedures were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Form 10-K filed with the SEC on May 16, 2023.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

(a)	Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Bylaws of AiAdvertising, Inc. and Hexagon Patrners, Ltd. (incorporated by reference to Form 8-K filed on April 11, 2023)
3.2	Certificate of Designation, Preferences, Rights and Limitations of Series I Preferred Stock (incorporated by reference to Form 8-K filed on April 11, 2023)
3.3	Certificate of Designation, Preferences, Rights and Limitations of Series J Junior Participating Preferred Stock (incorporated by reference to the Form 8-K filed on June 12, 2023)
10.1	Employment Agreement dated April 10, 2023 by and between AiAdvertising and Gerard Hug (incorporated by reference to Form 8-K filed on April 14, 2023
10.2	Securities Purchase Agreement dated April 10, 2023 between AiAdvertising, Inc. and Hexagon Partners, Ltd. (incorporated by reference to Form 8-K filed on April 11, 2023)
10.3	Registration Rights and Lock-Up Agreement dated April 11, 2023 between AiAdvertising, Inc. and Hexagon Partners, Ltd. (incorporated by reference to Form 8-K filed on April 11, 2023)
10.4	Rights Agreement by and between AiAdvertising, Inc. and Worldwide Stock Transfer LLC (incorporated by reference to the Form 8-K filed on June 12, 2023)
10.5	Employment Agreement dated June 20, 2023, by and between AiAdvertising, Inc. and Kevin Myers (incorporated by reference to the Form 8-K filed on June 21, 2023)
31.1	Section 302 Certification*
31.2	Section 906 Certification**
32.1	Section 906 Certification**
32.2	Section 906 Certification **
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIADVERTISING, INC.
(Registrant)

Dated: July 18, 2023	By:	/s/ Gerard Hug
Gerard Hug Chief Executive Officer (Principal Executive Officer)

/s/ John C. Small
John Small Chief Financial Officer (Principal Financial and Accounting Officer)