Form 10-Q
period 2023-09-30
AiAdvertising, Inc.
filed 2023-11-14
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2023.

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

Registrant’s telephone number, including area code.

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

Large-accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of November 14, 2023, the number of shares outstanding of the registrant’s common stock, par value $0.001, was 1,334,408,773.

Table of Contents

		Page

PART I – FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited), and December 31, 2022 (audited)	1
	Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2023, and September 30, 2022 (unaudited)	2
	Condensed Consolidated Statement of Shareholders’ Equity (Deficit) for the three months and nine months ended September 30, 2023, and September 30, 2022 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023, and September 30, 2022 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

Signatures		36

i

PART I. - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)

ASSETS
Current assets:
Cash	$711,804	$55,831
Accounts receivable, net	943,504	95,300
Prepaid and other current Assets	194,096	105,076
Total current assets	1,849,404	256,207

Property and equipment, net	78,511	102,659
Right-of-Use assets	155,165	175,974

Other assets:
Lease deposit	8,939	8,939
Goodwill and other intangible assets, net	20,202	20,202
Total other assets	29,141	29,141

Total assets	2,112,221	563,981

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	1,392,753	2,071,122
Accounts payable, related party	-	10,817
Accrued expenses	93,851	39,233
Operating lease liability	32,255	28,494
Deferred revenue and customer deposit	449,336	791,133
Total current liabilities	1,968,195	2,940,799

Operating lease obligation, net of current portion	122,910	147,480

Total liabilities	2,091,105	3,088,279

Shareholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 Authorized shares:
Series A Preferred stock; 10,000 authorized, zero and 10,000 shares issued and outstanding;	-	-
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and outstanding;	18	18
Series C Preferred stock; 25,000 authorized, 14,425 shares issued and outstanding;	14	14
Series D Preferred stock; 90,000 authorized, 86,021 and 90,000 shares issued and outstanding;	86	86
Series E Preferred stock; 10,000 authorized, 10,000 shares issued and outstanding;	10	10
Series F Preferred stock; 800,000 authorized, zero and zero shares issued and outstanding;	-	-
Series G Preferred stock; 2,600 authorized, 2,597 shares issued and outstanding;	3	3
Series H Preferred stock; 1,000 authorized, zero and zero shares issued and outstanding;	-	-
Series I Preferred stock; 3,000,000 authorized, 2,272,727 and zero shares issued and outstanding;	2,273	-
Series J Preferred stock; 700 authorized, zero and zero shares issued and outstanding;	-	-
Common stock, $0.001 par value; 10,000,000,000 and 2,000,000,000 authorized shares; 1,334,408,773 and 1,175,324,203 shares issued and outstanding, respectively	1,334,414	1,175,330
Additional paid in capital	56,287,627	49,595,914
Common stock payable, consisting of 5,000,000 shares valued at $0.1128	564,000	564,000

Accumulated deficit	(58,167,329)	(53,859,673)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	21,116	(2,524,298)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$2,112,221	$563,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$2,089,536	$1,850,456	$5,858,329	$4,668,744

Cost of Revenue	1,999,019	1,788,484	5,608,404	4,952,104
Gross Profit	90,517	61,972	249,925	(283,360)

Operating expenses:
Salaries and outside services	602,968	1,125,497	2,426,032	3,249,006
Selling, general and administrative expenses	1,013,644	950,096	2,542,428	3,104,153
Depreciation and amortization	8,050	9,413	24,147	27,847
Total operating expenses	1,624,662	2,085,006	4,992,607	6,381,006

Loss from operations	(1,534,145)	(2,023,034)	(4,742,682)	(6,664,366)

Other income (expense)
Other expense	-	-	435,026	-
Gain (loss) on Sales of Discontinued Operations	-	-	-	25,197
Total other income (expense)	-	-	435,026	25,197

Loss from operations before income taxes	(1,534,145)	(2,023,034)	(4,307,656)	(6,639,169)

Provision for income taxes	-	-	-	-

Net Loss	(1,534,145)	(2,023,034)	(4,307,656)	(6,639,169)

Dividends on preferred stock	-	-	-	-

Net loss attributable to common shareholders	$(1,534,145)	$(2,023,034)	$(4,307,656)	$(6,639,169)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted-average common shares outstanding:
Basic	1,334,408,773	1,134,900,469	1,299,140,585	1,108,436,079
Diluted	1,334,408,773	1,134,900,469	1,299,140,585	1,108,436,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, December 31, 2021	131,068	$131	1,055,556,518	$1,055,566	$46,667,049	$564,000	$(45,369,749)	$2,916,997

Conversion of convertible note, related party	-	-	-	-	-	-	-	-
Proceeds from issuance of common stock	-	-	55,300,000	55,300	588,324	-	-	643,624
Stock based compensation	-	-	-	-	393,546	-	-	393,546
Stock option exercised - cashless basis	-	-	912,442	912	(912)	-	-	-
Net Loss	-	-	-	-	-	-	(2,599,355)	(2,599,355)

Balance, March 31, 2022	131,068	$131	1,111,768,960	$1,111,778	$47,648,007	$564,000	$(47,969,104)	$1,354,812

Proceeds from issuance of common stock	-	-	22,120,000	22,120	274,415	-	-	296,535
Stock Issuance in exchange for services	-	-	195,086	195	3,179	-	-	3,374
Stock based compensation	-	-	-	-	500,571	-	-	500,571
Net Loss	-	-	-	-	-	-	(2,016,780)	(2,016,780)

Balance, June 30, 2022	131,068	$131	1,134,084,046	$1,134,093	$48,426,172	$564,000	$(49,985,884)	$138,512

Conversion of convertible note, related party	-	-	-	-	-	-	-	-
Proceeds from issuance of common stock	-	-	-	-	-	-	-	-
Stock Issuance in exchange for services	-	-	14,814,814	14,814	105,186	-	-	120,000
Stock issuances to related party	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	498,627	-	-	498,627
Stock option exercised - cashless basis	-	-	-	-	-	-	-	-
Stock option exercised - cash basis	-	-	-	-	-	-	-	-
Retired stock issuance	-	-	(2,940,759)	(2,940)	2,940	-	-	-
Preferred stock conversion	-	-	-	-	-	-	-	-
Warrant issuance	-	-	-	-	-	-	-	-
Warrant exercise - cashless basis	-	-	-	-	-	-	-	-
Warrant exercise - cash basis	-	-	-	-	-	-	-	-
Common Stock Payable	-	-	-	-	(2,278)	2,278	-	-
Net Loss	-	-	-	-	-	-	(2,023,034)	(2,023,034)

Balance, September 30, 2022	131,068	$131	1,145,958,101	$1,145,967	$49,030,647	$566,278	(52,008,918)	$(1,265,895)

	Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, December 31, 2022	131,068	$131	1,175,324,203	$1,175,330	$49,595,914	$564,000	$(53,859,673)	$(2,524,298)

Proceeds from issuance of common stock	-	-	140,532,512	140,533	415,473	-	-	556,006
Stock based compensation	-	-	-	-	462,163	-	-	462,163
Net Loss	-	-	-	-	-	-	(883,288)	(883,288)

Balance, March 31, 2023	131,068	$131	1,315,856,715	$1,315,863	$50,473,550	$564,000	$(54,742,961)	$(2,389,417)

Proceeds from Issuance of preferred stock	2,272,727	2,273	-	-	4,997,727	-	-	5,000,000
Proceeds from Issuance of common stock	-	-	14,620,945	14,620	28,801	-	-	43,421
Stock based compensation	-	-	-	-	374,098	-	-	374,098
Stock option exercised - cashless basis	-	-	3,931,113	3,931	(3,931)	-	-	-
Net Loss	-	-	-	-	-	-	(1,890,223)	(1,890,223)

Balance, June 30, 2023	2,403,795	$2,404	1,334,408,773	$1,334,414	$55,870,245	$564,000	$(56,633,184)	$1,137,879

Stock based compensation	-	-	-	-	417,382	-	-	417,382
Net Loss	-	-	-	-	-	-	(1,534,145)	(1,534,145)

Balance, September 30, 2023	2,403,795	$2,404	1,334,408,773	$1,334,414	$56,287,627	$564,000	$(58,167,329)	$21,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,307,656)	$(6,639,169)
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Bad debt expense	-	(1,150)
Depreciation and amortization	24,148	27,847
Gain on sale of discontinued operations	-	(25,197)
Stock based compensation	1,253,643	1,392,744
Non-cash service expense	-	123,374
Amortization of ROU asset	20,809	-
Changes in assets and liabilities:
Accounts receivable	(848,204)	(153,746)
Prepaid expenses and other assets	(89,020)	50,129
Costs in excess of billings	-	4,839
Lease deposit	-	861
Accounts payable	(689,186)	759,479
Accrued expenses	54,618	(15,466)
Operating lease liability	(20,809)	-
Deferred revenue	(341,797)	296,429
Net cash (used in) provided by operating activities	(4,943,454)	(4,179,026)

INVESTING ACTIVITIES
Cash paid for fixed assets	-	(23,209)
Proceeds from sale of discontinued operations	-	25,197
Net cash provided by (used in) investing activities	-	1,988

FINANCING ACTIVITIES
Proceeds from sale of common stock	599,427	940,159
Proceeds from sale of preferred stock	5,000,000	-
Net cash provided by (used in) financing activities	5,599,427	940,159

Net increase (decrease) in cash and cash equivalents	655,973	(3,236,879)

Cash and cash equivalents at beginning of period	55,831	3,431,455

Cash and cash equivalents at end of period	$711,804	$194,576

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right of use assets exchange for lease liability	$-	$186,706
Change in right of use asset	$-	$(70,608)
Retired Stock Issuance	$-	$2,940
Exercise of stock options	$3,931	$3,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AiADVERTISING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2023

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

Going Concern

The accompanying Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying Consolidated Financial Statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital. Historically, the Company has obtained funds from investors since its inception through sales of our securities. The Company will also seek to generate additional working capital from increasing sales from its data sciences, creative, website development and digital advertising service offerings, and continue to pursue its business plan and purposes. As of September 30, 2023, the Company had negative working capital of $118,791.  We have historically reported net losses, and negative cash flows from operations, which raised substantial doubt about the Company’s ability to continue as a going concern in previous years. The appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital. Historically, the Company has obtained funds from investors since its inception through sales of our securities. The Company will also seek to generate additional working capital from increasing sales from its Ai Platform, creative, website development and digital advertising service offerings, and continue to pursue its business plan and purposes.

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

Accounts Receivable

The Company extends credit to its customers, who are located nationwide.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition.  Management reviews accounts receivable on a regular basis, based on contractual terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balance of the allowance account at September 30, 2023 and December 31, 2022 are $5,619 and $5,619, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2023, the Company held cash and cash equivalents in the amount of $711,804 which was held in the Company’s operating bank accounts.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $24,148 and $27,847 for the nine months ended September 30, 2023, and 2022, respectively.

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of our income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations includes digital advertising revenue. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 606, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work on the balance sheet as costs in excess of billings. The terms of services contracts generally are for periods of less than one year. The deferred revenue and customer deposits as of September 30, 2023, and December 31, 2022, were $449,336 and $791,133, respectively. The costs in excess of billings as of September 30, 2023, and December 31, 2022, was zero and zero, respectively.

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

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $285,924 and $588,705 for the nine months ended September 30, 2023, and 2022, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $189,316 and $159,775 for the nine months ended September 30, 2023, and 2022, respectively.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of September 30, 2023, and December 31, 2022, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

September 30, 2023

	AiAdvertising	Total
Domain name	20,202	20,202
Total	$20,202	$20,202

December 31, 2022

	AiAdvertising	Total
Domain name	20,202	20,202
Total	$20,202	$20,202

Concentrations of Business and Credit Risk

The Company operates in a single industry segment.  The Company markets its services to companies and individuals in many industries and geographic locations.  The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk.  The Company typically offers its customers credit terms.  The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral.  In the event of nonpayment, the Company has the ability to terminate services. As of September 30, 2023, the Company held cash and cash equivalents in the amount of $711,804 which was held in the operating bank accounts.  Of this amount, $211,804 is held in amounts exceeding the FDIC insured limit of $250,000 for each account.  For further discussion on Concentrations see footnote 10.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest.  Stock-based compensation expense recognized in the consolidated statement of operations during the nine months ended September 30, 2023, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2023, based on the grant date fair value estimated. Stock-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2023, is based on awards ultimately expected to vest or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the nine months ended September 30, 2023, and 2022 were $1,253,643 and $1,392,744, respectively.

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

For the nine months ended September 30, 2023, the Company has excluded 605,566,666 shares of common stock underlying options, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 86,021 Series D Preferred shares convertible into 215,052,500 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock, 2,272,727 Series I preferred shares convertible into 909,090,800 shares of common stock, and 162,703,869 shares of common stock underlying warrants, because their impact on the loss per share is anti-dilutive. During the nine months ended September 30, 2023, the Series I Preferred shares are included in the calculation for diluted earnings per share, resulting in 909,090,800 being added to the weighted average common and common equivalent shares outstanding. The balance of the above-mentioned shares are excluded in the calculation for diluted earnings per share.

For the nine months ended September 30, 2022, the Company has excluded 168,756,669 shares of common stock underlying options, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 86,021 Series D Preferred shares convertible into 215,052,500 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock and 162,703,869 shares of common stock underlying warrants, because their impact on the loss per share is anti-dilutive. During the nine months ended September 30, 2022, the above-mentioned shares are not included in the calculation for diluted earnings per share.

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

Management reviewed accounting pronouncements issued during the quarter ended September 30, 2023, and no pronouncements were adopted during the period.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2022. Due to the fact that we have no credit instruments recorded at expected losses, at September 30, 2023 the impact of this ASU on our consolidated financial statements was immaterial.

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

For the nine months ended September 30, 2023, we used the federal tax rate of 21% in our determination of the deferred tax assets and liabilities balances.

For the nine months ended September 30, 2023
Current tax provision:
Federal
Taxable income	$-
Total current tax provision	$-

Deferred tax provision:
Loss carryforwards	$6,030,737
Change in valuation allowance	(6,030,737)
Total Deferred tax provision	$-

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

The Company has credit risk included in creative design and digital marketing revenues are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, supplies, and the largest component, digital advertising. We have determined, based on our review, that the amounts classified as reimbursable costs should be recorded as gross (principal), due to the following factors:

-	The Company is the primary obligor in the arrangement;

-	We have latitude in establishing price;

-	We have discretion in supplier selection; and

-	The Company has credit risk

For the nine months ended September 30, 2023, and 2022 (unaudited), revenue was disaggregated into the four categories as follows:

	Nine months ended September 30, 2023 (unaudited)			Nine months ended September 30, 2022 (unaudited)
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Design	1,059,863	-	1,059,863	1,110,185	-	1,110,185
Development	28,000	-	28,000	33,869	-	33,869
Digital Marketing	4,384,918	-	4,384,918	3,062,541	-	3,062,541
Platform License	385,548	-	385,548	462,149	-	462,149
Total	$5,858,329	$-	$5,858,329	$4,668,744	$-	$4,668,744

4. LIQUIDITY AND OPERATIONS

The Company had a net loss of $4,307,656 for the nine months ended September 30, 2023, a net loss of $6,639,169 for the nine months ended September 30, 2022, and net cash used in operating activities of $(4,943,454) and $(4,179,026), in the same periods, respectively.

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

5. INTANGIBLE ASSETS

Domain Name

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202. We use the domain as the main landing page for the Company.  The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet.  As of September 30, 2023, we determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense.  The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

The Company will assess this intangible asset for impairment, if an event occurs that may affect the fair value, or at least annually.

The Company’s intangible assets consist of the following:

		September 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	20,202	-	20,202	20,202	-	20,202
Total	$20,202	$-	$20,202	$20,202	$-	$20,202

Total amortization expense charged to operations for the nine months ended September 30, 2023, and 2022, were zero and zero, respectively.

6. CAPITAL STOCK

At September 30, 2023 and December 31, 2022, the Company’s authorized stock consists of 10,000,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value of $0.001 per share. The rights, preferences, and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.  The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders. As of the date of this report, the Board has designated Series A, Series B, Series C, Series D, Series E, Series F, Series G, Series H, Series I, and Series J Preferred Stock.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends, payable quarterly, out of any assets of the Company legally available therefore, at the rate of $8 per share annually, payable in preference and priority to any payment of any dividend on the common stock. As of September 30, 2023, the Company had zero shares of Series A Preferred Stock outstanding.   As of September 30, 2023, and December 31, 2022, the balance owed on the Series A Preferred stock dividend was zero.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock.  Each share of Series B Preferred Stock has a stated value of $100. The Series B Preferred Stock is convertible into shares of the Company’s common stock in amount determined by dividing the stated value by a conversion price of $0.004 per share. The Series B Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series B Preferred Stock. As of September 30, 2023, and December 31, 2022, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock.  Each share of Series C Preferred Stock has a stated value of $100. The Series C Preferred Stock is convertible into shares of the Company’s common stock in the amount determined by dividing the stated value by a conversion price of $0.01 per share. The Series C Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series C Preferred Stock. As of September 30, 2023, and December 31, 2022, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock.  Each share of Series D Preferred Stock has a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue means the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. The Series D Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series D Preferred Stock.  As of September 30, 2023, and December 31, 2022, the Company had 86,021 shares of Series D Preferred Stock outstanding.  During the nine months ended September 30, 2023, and September 30, 2022, we paid dividends of $0, and $0 respectively, to the holders of Series D Preferred stock.  As of September 30, 2023, and December 31, 2022, the balance owed on the Series D Preferred stock dividend was zero.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock.  Each share of Series E Preferred Stock has a stated value of $100. The Series E Preferred Stock is convertible into shares of the Company’s common stock in an amount determined by dividing the stated value by a conversion price of $0.05 per share. The Series E Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series E Preferred Stock. As of September 30, 2023, and December 31, 2022, the Company has 10,000 shares of Series E Preferred Stock outstanding.

Series F Preferred

The Company has designated 800,000 shares of its preferred stock as Series F Preferred Stock.  Each share of Series F Preferred Stock has a stated value of $25.  The Series F Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series F Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the Company’s common stock. The Series F Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation. To the extent it may lawfully do so, the Company may, in its sole discretion, after the first anniversary of the original issuance date of the Series F Preferred Stock, redeem any or all of the then outstanding shares of Series F Preferred Stock at a redemption price of $25 per share plus any accrued but unpaid dividends. The Series F Preferred Stock was offered in connection with the Company’s offering under Regulation A under the Securities Act of 1933, as amended. As of September 30, 2023, and December 31, 2022, the Company had zero shares of Series F Preferred Stock outstanding, and the balance on stock dividend was zero.

Series G Preferred

On February 6, 2020, the Company designated 2,600 shares of its preferred stock as Series G Preferred Stock.  Each share of Series G Preferred Stock has a stated value of $100. The Series G Preferred Stock is convertible into shares of the Company’s common stock in an amount determined by dividing the stated value by a conversion price of $0.0019 per share. The Series G Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series G Preferred Stock. As of September 30, 2023, and December 31, 2022, the Company had 2,597 shares of Series G Preferred Stock outstanding.

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

On September 29, 2021, the Company filed a certificate of withdrawal with the Secretary of State of Nevada, to withdraw the Company’s existing certificate of designation of Series H Preferred Stock, filed a certificate of designation for a new series of Series H Preferred Stock with the Secretary of State of Nevada, and issued 1,000 shares of Series H Preferred Stock to Andrew Van Noy, the Company’s chief executive officer, for services rendered. As of September 30, 2023, and December 31, 2022, there was zero shares of Series H Preferred stock outstanding.

Series I Preferred

On April 10, 2023, the Company designated 3,000,000, shares of its preferred stock as Series I Preferred Stock.  Each share of Series I Preferred Stock has a stated value of $0.001. The Series I Preferred Stock is convertible into shares of the Company’s common stock at the option of the shareholder, at any time and from time to time, into four hundred (400) fully-paid and non-assessable shares of Common stock. The Series I Preferred Stock has voting rights equal to 400 common votes per Series I share on all matters upon which the holders of Common stock of the Company are entitled to vote, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series I Preferred Stock. On April 11, 2023, Hexagon Partners, Ltd. purchased 2,272,727 shares of Series I Preferred Stock at a purchase price of $2.20 per share. The Company also granted the Purchaser a six-month option from the date of the initial closing to purchase (i) up to 333,333 additional shares of Series I Preferred Stock for a purchase price of $6.00 per share, and (ii) up to 312,500 shares of Series I Preferred Stock for a purchase price of $7.20 per share. For so long as at least 50% of the Series I Preferred Stock purchased have not been redeemed by the Company or converted into common stock of the Company, Hexagon will have the right to designate two directors to the Company’s Board of Directors (the “Board”), and the Company may not increase the size of the Board above six directors without Hexagon’s prior written consent. As of September 30, 2023, the Company had 2,272,727 shares of Series I Preferred Stock outstanding and as of December 31, 2022, the Company had zero shares of Series I Preferred Stock outstanding.

Series J Junior Participating Preferred

On June 7, 2023, the Company designated 700,000 shares of its preferred stock as Series J Junior Participating Preferred Stock. Each share of Series J Preferred Stock has a stated value of $0.001. Pursuant to the Rights Agreement, the Board declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, held by the shareholders of the Company at the close of business on June 7, 2023 (the “Record Date”). Holders of the Company’s warrants and certain of its existing preferred stock (including the Series I Preferred stock issued pursuant to the Purchase Agreement) as of the Record Date were also issued one Right for each share of common stock that such holders would be entitled to receive upon full exercise or conversion of their warrants or existing preferred stock, as applicable. Each Right will entitle the holder to purchase one ten-thousandth of a share of Series J Junior Participating Preferred Stock, of the Company (the “Series J Preferred Shares”) at the purchase price set forth in the Rights Agreement. If issued, holders of the Series J Preferred Stock shall be entitled to receive 10,000 times the value of all declared cash and non-cash dividends paid to any and all junior classes of capital stock. The Series J Preferred Stock has voting rights equal to 10,000 votes on all matters upon which the holders of Common stock of the Company are entitled to vote, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series J Preferred Stock. As of September 30, 2023, and December 31, 2022, the Company had zero shares of Series J Preferred Stock outstanding.

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

The fair value of options granted during the nine months ending September 30, 2023, and 2022, were determined using the Black Scholes method with the following assumptions:

	Nine months ended September 30, 2023	Year ended December 31, 2022
Risk free interest rate	4.59%	1.29%
Stock volatility factor	206%	229%
Weighted average expected option life	3.3 years	2.5 years
Expected dividend yield	-%	-%

A summary of the Company’s stock option activity and related information follows:

	Nine months ended September 30, 2023		Year ended December 31, 2022
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding - beginning of year	879,733,332	$0.0092	768,233,332	$0.0052
Granted	100,000,000	0.0100	125,500,000	0.0068
Exercised	(9,222,228)	0.0057	(4,000,000)	0.0019
Forfeited	(364,944,438)	0.0092	(7,000,000)	0.0127
Outstanding - end of the year	605,566,666	$0.0089	879,733,332	$0.0092
Exercisable at the end of the year	459,149,771	$0.0073	519,773,058	$0.0072
Weighted average fair value of options granted during the year		$1,000,000		$2,495,600

As of September 30, 2023, and December 31, 2022, the intrinsic value of the stock options was approximately $907,690 and $1,059,187, respectively.  Stock option expense for the nine months ended September 30, 2023, and 2022 were $1,184,945 and $1,392,744, respectively.

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

The weighted average remaining contractual life of options outstanding, as of September 30, 2023, was as follows:

Exercise prices	Number of options outstanding	Weighted Average remaining contractual life (years)

$0.0100	100,000,000	4.68
$0.0068	257,000,000	2.27
$0.0019	150,566,666	1.30
$0.0018	17,000,000	1.67
$0.0295	81,000,000	1.34
	605,566,666

Warrants

As of September 30, 2023, and December 31, 2022, there were 162,703,869 and 162,703,869 warrants outstanding, respectively.

The fair value of warrants issued during the nine months ended September 30, 2023, and 2022, were determined using the Black Scholes method with the following assumptions:

	Nine months ended September 30, 2023		Year ended December 31, 2022
Risk free interest rate		%	1.86%
Stock volatility factor		%	272%
Weighted average expected warrant life	- years		5 years
Expected dividend yield	--%		--%

A summary of the Company’s warrant activity and related information follows:

	Nine months ended September 30, 2023		Year ended December 31, 2022
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding - beginning of period	162,703,869	$0.048	162,703,869	$0.048
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding - end of period	162,703,869	$0.048	162,703,869	$0.048
Exercisable at the end of period	162,703,869	$0.048	162,703,869	$0.048
Weighted average fair value of warrants granted during the period		$-		$-

Warrant expense for the nine months ended September 30, 2023, and 2022 were $0 and $0, respectively.

8. RELATED PARTIES

None

9. CONCENTRATIONS

For the nine months ended September 30, 2023, and 2022, the Company had three and two major customers who represented approximately 58% and 25% of total revenue, respectively.  On September 30, 2023, and December 31, 2022, accounts receivable from one and three customers, represented approximately 50% and 61% of total accounts receivable, respectively.  The two customers comprising the concentration within the accounts receivable are two of the same customers that comprise the concentration with the revenues discussed above.

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

Operating Leases

On August 1, 2022, the Company signed a lease agreement with JJ Real Co., an unrelated party, which commenced on August 1, 2022, for approximately 2,000 square feet, located at 1114 S St. Mary’s Street - Suite 120, San Antonio, TX 78210, for $3,333 per month, includes a pro rata share of the common building expenses and each year the monthly lease payment is subject to change per the lease agreement. The lease expires on July 31, 2027. The lease expiration is greater than twelve months, thus included on the Balance Sheet as Right-of-Use lease. This lease does not include a residual value guarantee, nor do we expect any material exit costs. As of August 1, 2022, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. As of September 30, 2023, and December 31, 2022, the ROU asset and liability balances of this lease were $155,165 and $175,974, respectively. During February 2023, JJ Real Co transferred ownership of the building and our lease located at 1114 S St. Mary’s - Suite 120, San Antonio, TX 78210 to Hooks Holding Ltd., a non-related party. No details of our lease or commitments have changed with the ownership transfer.

Finance Leases

None. The following is a schedule of the net book value of the finance lease.

Assets	September 30, 2023	December 31, 2022
Leased equipment under finance lease,	$100,097	$100,097
less accumulated amortization	(100,097)	(100,097)
Net	$-	$-

Below is a reconciliation of leases to the financial statements.

	ROU Operating Leases	Finance Leases
Leased asset balance	$155,165	$-
Liability balance	155,165	-
Cash flow (non-cash)	-	-
Interest expense	$-	$-

The following is a schedule, by years, of future minimum lease payments required under the operating and finance leases.

Years Ending December 31,	ROU Operating Leases	Finance Leases
2023	11,500	—
2024	46,833	—
2025	48,833	—
2026	50,833	—
2027	30,335	—
Thereafter	—	—
Total	$188,334	$—
Less imputed interest	(33,169)	—
Total liability	$155,165	$—

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Operating Leases	43 months	10%
Finance Leases	0 months	0%

(1)	This discount rate is consistent with our borrowing rates from various lenders.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time the Company considers to be material to the Company’s business or financial condition.

11. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2023, there were the following non-cash activities.

-	The holder of 9,222,228 vested stock options exercised their options into 3,931,113 shares of common stock through a cashless transaction in the amount of $3,931.

During the nine months ended September 30, 2022, there were the following non-cash activities.

-	The values of the ROU operating leases assets and liabilities each declined $70,608, netting to zero on the statement of cash flows.

-	The company acquired a right of use asset and liability in exchange for a new operating lease in the amount of $186,706, netting to zero in the statement of cash flows.

-	The holder of 1,000,000 stock options exercised their options into 912,442 shares of common stock in the amount of $912. The same holder exercised an additional 3,000,000 of stock options into 2,278,481 shares of common stock in the amount of $2,278 for a total amount of $3,190

-	The holder of 2,940,759 shares of common stock retired and returned 2,940,759 shares of common stock to the Company’s authorized and unissued shares of common stock in the amount of $2,940.

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

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balances of the allowance account at September 30, 2023, and December 31, 2022 were $5,619 and $5,619 respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at September 30, 2023 and determined the fair value of each intangible asset and goodwill did not exceed the respective carrying values. Therefore, an impairment of indefinite lived intangibles and goodwill was recognized.

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

	September 30, 2023
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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2023, and December 31, 2022, the Company has zero note payables.

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

Management reviewed accounting pronouncements issued during the quarter ended September 30, 2023, and no pronouncements were adopted during the period.

Management reviewed accounting pronouncements issued during the year ended December 31, 2022, and the following pronouncement was adopted during the period.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2022. Due to the fact that we have no credit instruments recorded at expected losses, at September 30, 2023 the impact of this ASU on our consolidated financial statements was immaterial.

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

Series J Certificate of Designation

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

Results of Operations for the Three months ended September 30, 2023, compared to the Three months ended September 30, 2022.

REVENUE

Total revenue for the three months ended September 30, 2023, increased by $239,080 to $2,089,536, compared to $1,850,456 for the three months ended September 30, 2022. The increase was primarily due to strong client activity in Digital Marketing and Creative Services, partially offset by decreased Platform revenues.

COST OF REVENUE

Cost of revenue for the three months ended September 30, 2023, increased by $210,535 to $1,999,019, compared to $1,788,484 for the three months ended September 30, 2022. The increase was primarily due to the increase in purchased media within digital marketing.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the three months ended September 30, 2023, decreased by $522,529 to $602,968 compared to $1,125,497 for the three months ended September 30, 2022. The decrease was across all expense categories, with large reductions in salaries compared to a year ago.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the three months ended September 30, 2023, increased by $63,548 to $1,013,644 compared to $950,096 for the three months ended September 30, 2022. The increase was due increases in advertising and promotion, research and development, and cloud-based tools.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended September 30, 2023, decreased by $1,363 to $8,050 compared to $9,413 for the three months ended September 30, 2022. The decrease was primarily due to reduced fixed asset purchases over the past two years.

OTHER INCOME AND EXPENSE

Total other income for the three months ended September 30, 2023, remained constant at zero compared to net other income of zero for the three months ended September 30, 2022.

NET LOSS

The net loss for the three months ended September 30, 2023, was $1,534,145 decreased by $488,889, compared to the net loss of $2,023,034 for the three months ended September 30, 2022. The decrease in net loss for the period was primarily due to reduced payroll and outside service expenses.

Results of Operations for the Nine months ended September 30, 2023, compared to the Nine months ended September 30, 2022.

REVENUE

Total revenue for the nine months ended September 30, 2023, increased by $1,189,585 to $5,858,329, compared to $4,668,744 for the nine months ended September 30, 2022. The increase was primarily due to strong client activity in digital marketing.

COST OF REVENUE

Cost of revenue for the nine months ended September 30, 2023, increased by $656,300 to $5,608,404, compared to $4,952,104 for the nine months ended September 30, 2022. The increase was primarily due to the increase in purchased media within Digital Marketing.

SALARIES AND OUTSIDE SERVICES

Salaries and outside services for the nine months ended September 30, 2023, decreased by $822,974 to $2,426,032, compared to $3,249,006 for the nine months ended September 30, 2022. The decrease was primarily due reduced levels of employment, partially offset by legal costs in the second quarter to complete the Series I Preferred share offering to Hexagon Partners.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

SG&A expenses for the nine months ended September 30, 2023, decreased by $561,725 to $2,542,428 compared to $3,104,153 for the nine months ended September 30, 2022. The decrease was primarily due to a decrease in research and development, rent, and stock-based compensation.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the nine months ended September 30, 2023, decreased by $3,700 to $24,148 compared to $27,847 for the nine months ended September 30, 2022. The decrease was primarily due to reduced fixed asset purchases over the past two years.

OTHER INCOME AND EXPENSE

Total other income for the nine months ended September 30, 2023, increased by $409,829 to net other income of $435,026 compared to net other income of $25,197 for the nine months ended September 30, 2022. The increase in net other income was primarily from a received ERC tax credit for maintaining employment through the COVID-19 crisis.

NET LOSS

The net loss for the nine months ended September 30, 2023, was $4,307,656 decreased by $2,331,513, compared to the net loss of $6,639,169 for the nine months ended September 30, 2022. The decrease in net loss for the period was primarily due to received ERC tax credits and reduced employee and SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit (i.e., the difference between current assets and current liabilities) of $118,791 on September 30, 2023, compared to a net working capital deficit of $2,684,592 on December 31, 2022.

Cash flow used in operating activities was $4,934,454 for the nine months ended September 30, 2023, compared to cash flow used in operating activities of $4,179,026 for the nine months ended September 30, 2022. The increase in cash flow used in operating activities of $764,428 was primarily due to decrease in Accounts Payable to vendors from paying invoices faster, an increase in Accounts Receivable due to increases in revenue, and a reduction in customer deposits from activating media budgets faster.

Cash flow provided by investing activities was zero for the nine months ended September 30, 2023, compared to cash flow provided by investing activities of $1,988 for the nine months ended September 30, 2022. The decrease in cash flow provided by investing activities of $1,988 was due to less purchases of computer and AV equipment.

Cash flow provided by financing activities was $5,599,427 for the nine months ended September 30, 2023, compared to cash flow provided by financing activities of $940,159 for the nine months ended September 30, 2022.  The increase in cash flow provided by financing activities of $4,659,268 was primarily due to the Series I preferred stock purchase by Hexagon Partners.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2023, the Company had an equity line financing relationship with one investor. During the current period, the investor provides short-term financing under a stock purchase arrangement disclosed in footnote 6. The Company does not have any long-term sources of liquidity. As of September 30, 2023, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

The Company has negative monthly cash flows from operations of approximately $370,000.  The Company’s current cash is not sufficient to sustain the Company’s operations for approximately 12 months without additional borrowings or further sales of stock. To satisfy cash needs, the Company relies on the sale of capital stock or can introduce borrowing mechanisms to fund operations, as discussed above.

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

Based on that evaluation, our management concluded that, due to material adjusting entries related to stock issuances, as of September 30, 2023, our disclosure controls and procedures were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

(a) Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification*
31.2	Section 302 Certification**
32.1	Section 906 Certification**
32.2	Section 906 Certification **
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIADVERTISING, INC.
(Registrant)

Dated: November 14, 2023	By:	/s/ Gerard Hug
Gerard Hug Chief Executive Officer (Principal Executive Officer)

/s/ John C. Small
John Small Chief Financial Officer (Principal Financial and Accounting Officer)