Form 10-K
period 2023-12-31
AiAdvertising, Inc.
filed 2024-09-12
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-13215

AIADVERTISING, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0050402
(State of Incorporation)	(I.R.S. Employer Identification No.)

1114 S. St. Mary’s Street, Suite 120, San Antonio, TX 78210
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $133,441 as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by OTC Pink).

There were 1,344,231,504 shares outstanding of the registrant’s common stock as of September 12, 2024.

i

PART I

ITEM 1. BUSINESS

General

ABOUT US-

AiAdvertising is a next-generation AdTech company that is harnessing the power of artificial intelligence (AI) and machine learning (ML) to build software for today’s marketing leaders.

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

This is cause for enormous concern within the advertising industry. The Cookie Apocalypse during 2022 wiped out approximately 85% of the digital market according to Data Science Analyst, Roger Kamena. Any data or ad-tech company that captures any information on unidentified users through a data management platform (DMP) will be affected.

We believe that our Campaign Performance Platform delivers a solution that will overcome this problem caused by Google while still ensuring the privacy of users, because our Campaign Performance Platform does not rely on the use of browser cookies to target potential customers.

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

A persona is a proxy for a brand’s target audience. A proxy represents someone who has the same interests, priorities, and concerns as the brand’s buyers. Within the brand’s target market, there are several ideal customer profiles, and each ideal customer profile could have a multiple number of personas. Developing these personas is based on extensive research and requires the use of artificial intelligence and machine learning tools.

We believe the AiAdvertising approach is unique, and that it will be disruptive in the ad targeting and ad buying process. Not only will our AI-driven platform overcome the new challenges posed by the actions of big players, such as Google and Apple, but it will ensure user privacy and lead to lower advertising costs.

Past Revenue Model

Historically, we charged a fixed or variable implementation fee to design, build, and execute on digital marketing campaigns. These campaigns or custom solutions consisted of professional services fees as well as mark up on media spend. Our professional services were billed at hourly or monthly rates, depending on the customer’s needs.

Future Revenue

At the beginning of Q4 of 2021, we pivoted the focus of our business to a software licensing and delivery model, whereby our software is centrally hosted and licensed on a monthly subscription basis. We charge a flat monthly fee for software license fees depending on level of services, and a flat percentage of their monthly ad spend budget for media activation and placement. We believe this provides greater transparency to the client as well as makes the Company’s revenue more consistent and predictable. We believe this shift towards recurring revenue can potentially be highly valuable to the Company and its shareholders. In addition, we continue to provide bundled Creative Design services with our Platform fee as well as specifically contracted Creative Design services for many of our clients.

Sales and Marketing

To achieve the objective of disrupting the digital advertising world by offering a solution that harnesses the power of artificial intelligence, we have assembled a team of experts working collectively for the best interest of our customers.

During the client sales process, our team delivers demonstrations, presentations, proposals, and contracts. Many new customers have been retained through email marketing, direct sales, and word-of-mouth referrals. Our direct sales efforts are aimed at Chief Marketing Officers, senior marketing and information technology (IT) executives within Consumer, B2B and B2C political organizations who are looking to create or expand their digital operations. Word-of-mouth referrals have been very valuable to us and we intend to continue nurturing our customer and industry relationships to maximize these referrals.

In addition to our direct sales efforts and referrals, we have established and continue to explore channel partnerships to expand our customer base. Prospective channel partners include existing technology companies, hosting providers, enterprise resource planning (or ERP) vendors, and e-commerce marketing professionals.

Competition

We operate in a rapidly growing and rapidly changing market. As a result, we expect competition to continue to increase as other established and emerging companies enter the business analytics market, as customer requirements evolve, and as new products and technologies are introduced. We expect this to be particularly true with respect to our SaaS-based offering. This is a relatively new and evolving area of business analytics solutions, and we anticipate competition to increase based on customer demand for these types of products. In addition, we may compete with open source initiatives and custom development efforts.

Many of our competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services or other resources and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, for example by offering a SaaS-based product that competes with our on-premises products or our SaaS product, Campaign Performance Platform, or devote greater resources to the development, promotion, and sale of their products than us. Moreover, many of these competitors are bundling their analytics products into larger deals or maintenance renewals, often at significant discounts. Increased competition may lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price, fewer customer orders, reduced gross margins, longer sales cycles, and loss of market share. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition will be harmed if we fail to meet these competitive pressures.

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

Employees

As of April 15, 2024, we have 27 full time employees, 5 of whom are employed in executive positions, 6 in sales and marketing positions, and 16 in technical position, 13 employees in Texas, 1 in New Jersey, 9 in Arizona, 1 in Missouri, 1 in Ohio, 1 in Puerto Rico, and 1 North Carolina.

All of our employees have executed agreements that impose nondisclosure obligations on the employee and assign to us (to the extent permitted by state and federal laws) all copyrights and other inventions created by the employee during his/her employment with us. Additionally, we have a trade secret protection policy in place that management believes to be adequate to protect our intellectual property and trade secrets.

Seasonality

We do not anticipate that our business will be substantially affected by seasonality as most of our clients advertise their goods and services to other businesses. However, we are seeing more new clients look to market and advertise to consumers and accordingly, we would expect revenue in the second half of the year to be greater than the first half of the year.

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

The Company has three wholly owned subsidiaries, CLWD Operations, Inc. (formerly Indaba Group, Inc.), a Delaware corporation, Giles Design Bureau, Inc., a Nevada corporation and AiAdvertising, Inc., a Nevada corporation. References in this report to the “Company,” “AiAdvertising,” “we,” “us”, or “our” include AiAdvertising, Inc. and its subsidiaries, unless otherwise indicated.

ITEM 1A. RISK FACTORS

Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in the Company’s common stock involves substantial risk. The Company’s stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Annual Report, as well as the other information we file with the SEC from time to time. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the SEC also contain forward-looking statements that involve risks or uncertainties. Our actual results could differ materially from those anticipated or contemplated by these forward-looking statements as a result of a number of factors, including the risks we face described below, as well as other variables that could affect our operating results. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

The Company’s business may be adversely affected by instability, disruption or destruction in the geographic regions in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, food, fire, earthquake, storm or pandemic events and spread of disease (including the outbreak of the coronavirus commonly referred to as “COVID- 19”). Such events may cause customers to suspend their decisions on using the Company’s services and otherwise affect their ability to meet their obligations to us by making payments on our existing equipment leases, make it impossible to contact our customers and potential customers as well as potential sources of future financing, for our customers to visit our physical locations, and give rise to sudden significant changes in regional and global economic conditions and cycles that could interfere with our existing business as well as our planned expansion into the mobility business. These events also pose significant risks to the Company’s personnel and to physical facilities and operations, which could materially adversely affect the Company’s financial results.

We have a history of losses and expect to continue to incur losses.

We have experienced net losses and negative cash flows from operating activities, and we expect such losses and negative cash flows to continue in the foreseeable future. For the years ended December 31, 2023, and 2022, we incurred net losses of $5,867,994 and $8,489,924, respectively. We may never achieve profitability.

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

We may require additional capital to fund our business and support our growth.

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

Though the Company incurs significant costs while attempting to acquire other businesses, there is no guarantee that such transactions will be consummated.

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

We target the global business intelligence, or BI, marketplace, which is an industry characterized by rapid technological innovation, changing customer needs, substantial competition, evolving industry standards and frequent introductions of new products, enhancements and services. Any of these factors can render our existing software products and services obsolete or unmarketable. We believe that our future success will depend in large part on our ability to successfully:

●	support current and future releases of popular hardware, operating systems, computer programming languages, databases and software applications

●	develop new products and product enhancements that achieve market acceptance in a timely manner

●	maintain technological competitiveness and meet an expanding range of customer requirements.

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

For the year ended December 31, 2023, three clients represented approximately 53% of our service fee revenue. Termination, reduction, or delay of our services under a contract could result from factors unrelated to our work product or the progress of the project such as factors related to business or financial conditions of the client, changes in client strategies or the domestic or global economy generally. Termination, reduction or substantial delay of services any significant client, or nonrenewal of any significant client contract, or the nonpayment of a material amount of our service fees by a significant client, could have a material adverse effect upon our business, results of operation and financial condition.

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

Our principal stockholders, officers and directors, in the aggregate, beneficially own approximately 77% of our outstanding common stock. As a result, these stockholders acting together, have the ability to control substantially all matters submitted to the Company’s stockholders for approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our principal stockholders, directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Our common stock is not listed on any national securities exchange. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange. Although our common stock is quoted on the OTC Pink, it is eligible for unsolicited quotes only. In addition, the OTC Pink is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the Nasdaq Capital Market or other national securities exchange. Further, there is limited trading volume in our common stock, and any significant trading volume in our common stock may not be sustained. These factors may have an adverse impact on the trading and price of our common stock.

We have a substantial number of convertible securities outstanding. The exercise of our outstanding warrants/options and conversion of our outstanding convertible notes can have a dilutive effect on our common stock.

We have a substantial number of convertible securities outstanding. The exercise of our outstanding options and convertible preferred stock can have a dilutive effect on our common stock. As of December 31, 2023, we had (i) outstanding options to purchase approximately 959 million shares of our common stock at a weighted average exercise price of $0.009 per share, (ii) outstanding shares of our Series, A, B, C, D, E, G, and I Preferred Stock that, upon conversion without regard to any beneficial ownership limitations or advance conversion notice, would provide the holders with an aggregate of 966 million shares of our common stock. The issuance of shares of common stock upon exercise of outstanding options or conversion of preferred stock could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

ITEM 2. PROPERTIES

On August 1, 2022, the Company signed a lease agreement with JJ Real Co., an unrelated party, which commenced on August 1, 2022, for approximately 2,000 square feet, located at 1114 S St. Mary’s Street, Suite 120, San Antonio, TX 78210, for an initial payment of $5,350 per month, which includes a pro rata share of the common building expenses. The monthly lease payment is subject to adjustment per the lease agreement. The lease expires on July 31, 2027.

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

As of September 6, 2024, there were approximately 342 holders of the Company’s common stock, not including shares held in “street name” in brokerage accounts, which are unknown.

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2023, other than those transactions previously reported in on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during its fiscal year ended December 31, 2023.

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

Overview

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

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balances of the allowance account at December 31, 2023 and December 31, 2022 were $191,889 and $5,619 respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2023 and determined the fair value of each intangible asset and goodwill did not exceed the respective carrying values. Therefore, an impairment of indefinite lived intangibles and goodwill was recognized.

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

	December 31, 2023
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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. During the year ended December 31, 2023, the Company’s notes payable had stated borrowing rates that were consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximated their fair value. As of December 31, 2023 the Company has zero note payables.

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

Management reviewed accounting pronouncements issued during the year ended December 31, 2023, and no pronouncements were adopted during the period.

Results of Operations for the Year Ended December 31, 2023, compared to the Year Ended December 31, 2022

REVENUE

Total revenue for the year ended December 31, 2023, increased by $1,426,660 to $8,170,957, compared to $6,744,297 for the year ended December 31, 2022. The increase was primarily due to new customer wins, but additional growth from current customers was additive as well. Benefits of our Campaign Performance Platform and its targeting capabilities are garnering interest among new clients as cookie-based tracking becomes more in doubt.

COST OF REVENUE

Cost of revenue for the year ended December 31, 2023, increased by $706,167 to $8,018,382, compared to $7,312,215 for the year ended December 31, 2022. The increase was primarily due to the increase in digital ad costs and salaries.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

SG&A expenses for the year ended December 31, 2023, decreased by $1,099,233 to $6,852,960 compared to $7,952,193 for the year ended December 31, 2022. The decrease was primarily due to a decrease in employment levels, discretionary spending, and more efficient operations.

OTHER INCOME AND EXPENSE

Total other income and expense for the year ended December 31, 2023, increased by $404,839 to net other income of $435,026 compared to net other income of $30,187 for the year ended December 31, 2022. The increase in net other expense was primarily due to the receipt of employee retention credits for maintaining employment levels through the COVID-19 crisis.

NET LOSS

The net loss for the year ended December 31, 2023, was $6,265,359, compared to the net loss of $8,489,924 for the year ended December 31, 2022, a decrease of $2,224,565.  The decrease in net loss for the period was primarily due to increased revenue generated through a reduced cost structure during the year ended December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit of ($1,493,914) at December 31, 2023, compared to a net working capital of ($2,684,592) at December 31, 2022.

Cash flow used in operating activities was $5,542,258 for the year ended December 31, 2023, compared to cash flow used in operating activities of $4,875,539 for the year ended December 31, 2022. The increase in cash flow used in operating activities of $666,719 was primarily due to an increase in accounts receivable from revenue growth in the fourth quarter, reduced accounts payable from better liquidity reserves compared to a year ago and reduced deferred revenue at year-end.

Cash flow used in investing activities was $2,102 for the year ended December 31, 2023, compared to cash flow provided in investing activities of $4,224 for the year ended December 31, 2022.  The decrease in cash flow used in investing activities of $6,326 was due to a decrease in capital expenditures during the year-ended 2023.

Cash flow provided by financing activities was $5,599,428 for the year ended December 31, 2023, compared to cash flow provided by financing activities of $1,033,884 for the year ended December 31, 2022.   The increase in cash flow provided by financing activities of $4,565,544 was due to the sale of Series I Preferred stock to Hexagon Partners for $5 million, partially offset by reduced common stock sales during 2023 compared to 2022.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2023, the Company had equity line financing relationship with one investor. During the current period, the investor provides short-term financing under a stock purchase arrangement disclosed in footnote 10. The Company does not have any long-term sources of liquidity. As of December 31, 2023, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

The Company has negative monthly cash flows from operations of approximately $200,000. The Company’s current cash is not sufficient to sustain the Company’s operations for 12 months without additional financing. To satisfy cash needs, the Company relies on various borrowing mechanisms to fund operations and service debt, as discussed above.

The Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. Management believes that our current cash flow will not sustain our operations and obligations as they become due nor will they provide sufficient resources to allow the development of our core business operations without additional financing. The Company anticipates that it will raise additional capital through investments from our existing shareholders, prospective new investors and future revenue generated by our operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF AIADVERTISING, INC.

AIADVERTISING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED December 31, 2023 AND DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AiAdvertising, Inc. and subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated financial statements of AiAdvertising, Inc and subsidiaries (the Company), which comprise the consolidated balance sheets as of December 31, 2023 and 2022, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes to the financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of their operations and their cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring net losses, working capital deficit, and stockholders’ deficit as of December 31, 2023, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

We confirmed contract details with the Company’s customers, and we performed audit procedures that included, among others, agreeing the contract terms to supporting documentation and testing assumptions used to determine the allocation of the transaction price of other variables that impact revenue recognition.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

The Woodlands, TX

September 12, 2024

AIADVERTISING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$110,899	$55,831
Accounts receivable, net	517,344	95,300
Prepaid and other current Assets	58,982	105,076
Total current assets	687,225	256,207

Property and equipment, net	72,948	102,659
Right-of-Use assets	147,480	175,974

Other assets:
Lease deposit	8,939	8,939
Goodwill and other intangible assets, net	20,202	20,202
Total other assets	29,141	29,141

Total assets	936,794	563,981

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	1,567,751	2,071,122
Accounts payable, related party	-	10,817
Accrued expenses	46,430	39,233
Operating lease liability	33,572	28,494
Deferred revenue and customer deposit	533,386	791,133
Total current liabilities	2,181,139	2,940,799

Operating lease obligation, net of current portion	113,907	147,480

Total liabilities	2,295,046	3,088,279

Shareholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 Authorized shares:
Series A Preferred stock; 10,000 authorized, zero and 10,000 shares issued and outstanding;	-	-
Series B Preferred stock; 25,000 authorized, 18,025 shares issued and outstanding;	18	18
Series C Preferred stock; 25,000 authorized, 14,425 shares issued and outstanding;	14	14
Series D Preferred stock; 90,000 authorized, 86,021 and 90,000 shares issued and outstanding;	86	86
Series E Preferred stock; 10,000 authorized, 10,000 shares issued and outstanding;	10	10
Series F Preferred stock; 800,000 authorized, zero and zero shares issued and outstanding;	-	-
Series G Preferred stock; 2,600 authorized, 2,597 shares issued and outstanding;	3	3
Series H Preferred stock; 1,000 authorized, zero and zero shares issued and outstanding;	-	-
Series I Preferred stock; 3,000,000 authorized, 2,272,727 and zero shares issued and outstanding;	2,273	-
Series J Preferred stock; 700 authorized, zero and zero shares issued and outstanding;	-	-
Common stock, $0.001 par value; 10,000,000,000 and 2,000,000,000 authorized shares; 1,334,408,773 and 1,175,324,203 shares issued and outstanding, respectively	1,334,415	1,175,330
Additional paid in capital	56,865,961	49,595,914
Common stock payable, consisting of 5,000,000 shares valued at $0.1128	564,000	564,000

Accumulated deficit	(60,125,032)	(53,859,673)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,358,252)	(2,524,298)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$936,794	$563,981

AIADVERTISING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,
	2023	2022

Revenue	$8,170,957	$6,744,297

Cost of Revenue	8,018,382	7,312,215
Gross Profit	152,575	(567,918)

Sales, general, and administrative expenses	6,852,960	7,952,193
Total operating expenses	6,852,960	7,952,193

Loss from operations	(6,700,385)	(8,520,111)

Other income (expense)
Other income	435,026	4,990
Gain (loss) on Sales of Discontinued Operations	-	25,197
Total other income	435,026	30,187

Loss from operations before income taxes	(6,265,359)	(8,489,924)

Provision for income taxes	-	-

Net Loss	(6,265,359)	(8,489,924)

Dividends on preferred stock	-	-

Net loss attributable to common shareholders	$(6,265,359)	$(8,489,924)

Net loss per share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Weighted-average common shares outstanding:
Basic	1,313,030,101	1,123,312,864
Diluted	1,313,030,101	1,123,312,864

AIADVERTISING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2021	131,068	$131	1,055,556,518	$1,055,566	$46,667,049	$564,000	$(45,369,749)	$2,916,997

Proceeds from issuance of common stock	-	-	104,508,102	104,505	929,379	-	-	1,033,884
Stock Issuance in exchange for services	-	-	15,009,900	15,009	108,365	-	-	123,374
Stock based compensation	-	-	-	-	1,891,371	-	-	1,891,371
Stock option exercised - cashless basis	-	-	3,190,442	3,190	(3,190)	-	-	-
Retired stock issuance	-	-	(2,940,759)	(2,940)	2,940	-	-	-
Net Loss	-	-	-	-	-	-	(8,489,924)	(8,489,924)
Balance, December 31, 2022	131,068	$131	1,175,324,203	$1,175,330	$49,595,914	$564,000	$(53,859,673)	$(2,524,298)

Proceeds from issuance of preferred stock	2,272,727	2,273	-	-	4,997,727	-	-	5,000,000
Proceeds from issuance of common stock	-	-	155,153,457	155,154	444,274	-	-	599,428
Stock based compensation	-	-	-	-	1,831,977	-	-	1,831,977
Stock option exercised - cashless basis	-	-	3,931,113	3,931	(3,931)	-	-	-
Net Loss	-	-	-	-	-	-	(6,265,359)	(6,265,359)
Balance, December 31, 2023	2,403,795	$2,404	1,334,408,773	$1,334,415	$56,865,961	$564,000	$(60,125,032)	$(1,358,252)

AIADVERTISING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months	For the Twelve Months
	Ended	Ended
	December 31,	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,265,359)	$(8,489,924)
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Bad debt expense	272,532	(1,180)
Depreciation and amortization	31,813	37,553
Gain on extinguishment of debt		(4,990)
Gain on sale of discontinued operations	-	(25,197)
Stock based compensation	1,831,977	1,891,371
Non-cash service expense	-	123,374
Changes in assets and liabilities:
Accounts receivable	(694,576)	403,302
Prepaid expenses and other assets	46,094	77,351
Costs in excess of billings	-	27,779
Lease deposit	-	861
Right-of-use assets	28,494	-
Accounts payable	(514,188)	1,279,395
Accrued expenses	7,197	(32,925)
Operating lease liability	(28,495)	-
Deferred revenue	(257,747)	299,498
Net cash (used in) provided by operating activities	(5,542,258)	(4,413,732)

INVESTING ACTIVITIES
Cash paid for fixed assets	(2,102)	(20,973)
Proceeds from sale of discontinued operations	-	25,197
Net cash provided by (used in) investing activities	(2,102)	4,224

FINANCING ACTIVITIES
Proceeds from sale of common stock	599,428	1,033,884
Proceeds from sale of preferred stock	5,000,000	-
Net cash provided by (used in) financing activities	5,599,428	1,033,884

Net increase in cash and cash equivalents	55,068	(3,375,624)

Cash and cash equivalents at beginning of period	55,831	3,431,455

Cash and cash equivalents at end of period	$110,899	$55,831

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right of use asset exchanged for lease liability	$-	$186,706
Change in right of use asset	$-	$(70,608)
Retired stock issuance	$-	$2,940
Exercise of stock options	$3,931	$3,190

AIADVERTISING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 AND 2022

1. ORGANIZATION AND LINE OF BUSINESS

Organization

AiAdvertising, Inc. (“we”, “us”, “our” or the “Company”) is based in San Antonio, Texas, was incorporated in Nevada on January 22, 2002. The Company was formerly known as CloudCommerce, Inc., Warp 9, Inc., Roaming Messenger, Inc., and Latinocare Management Corporation (“LMC”). On July 9, 2015, we changed the name of the Company from Warp 9, Inc. to CloudCommerce, Inc. On August 5, 2021, CloudCommerce changed its name to AiAdvertising, Inc. We develop solutions that help our clients acquire, engage, and retain their customers by leveraging cutting-edge digital strategies and AI. We focus on using data analytics to drive the creation of great user experiences and effective digital marketing campaigns.

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

Going Concern

The accompanying Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying Consolidated Financial Statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital. Historically, the Company has obtained funds from investors since its inception through sales of our securities. The Company will also seek to generate additional working capital from increasing sales from its data sciences, creative, website development and digital advertising service offerings, and continue to pursue its business plan and purposes. As of December 31, 2023, the Company had negative working capital of $1,493,914.  We have historically reported net losses, and negative cash flows from operations, which raised substantial doubt about the Company’s ability to continue as a going concern in previous years. The appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital. Historically, the Company has obtained funds from investors since its inception through sales of our securities. The Company will also seek to generate additional working capital from increasing sales from its Ai Platform, creative, website development and digital advertising service offerings, and continue to pursue its business plan and purposes.

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

The Consolidated Financial Statements include the Company and its wholly owned subsidiaries CLWD Operations, Inc a Delaware corporation (“CLWD Operations”), and Giles Design Bureau, Inc., a Nevada corporation (“Giles Design Bureau). During year ended December 31, 2022, the Company dissolved Parscale Digital, Inc., Data Propria, Inc., and WebTegrity, Inc. All significant inter-company transactions are eliminated in consolidation of the financial statements.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts pursuant to the guidance of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) as codified in Accounts Standards Codification (ASC) 326, Financial Instruments – Credit Losses. Under ASC 326, the Company utilizes a current and expected credit loss (CECL) impairment model. ASU 2016-13 became effective for us on January 1, 2023. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivables are presented net of an allowance for doubtful accounts of $191,889 and $5,619 at December 31, 2023, and 2022, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2023, the Company held cash and cash equivalents in the amount of $110,899 which was held in the Company’s operating bank accounts. As of December 31, 2023, the company held zero funds in bank accounts above the FDIC insured $250,000 limit.

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of our income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations includes digital advertising revenue. We also offer professional services such as development services.  The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 606, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work on the balance sheet as costs in excess of billings. The terms of services contracts generally are for periods of less than one year. The deferred revenue and customer deposits as of December 31, 2023, and December 31, 2022, were $533,386 and $791,133, respectively. The costs in excess of billings as of December 31, 2023, and December 31, 2022, was $0.

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

Included in revenue are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, furniture, supplies, and the largest component, digital advertising. We have determined, based on our review of ASC 606-10-55-39, that the amounts classified as reimbursable costs should be recorded as gross revenue, due to the following factors:

●	The Company is primarily in control of the inputs of the project and responsible for the completion of the client contract;

●	We have discretion in establishing price; and

●	We have discretion in supplier selection.

The Company records revenue into the following four categories:

●	Design – Includes branding, photography, copyrighting, printing, signs and interior design.

●	Development – Includes website coding.

●	Digital Marketing – Includes ad spend, SEO management and digital ad support.

●	Platform License – Includes our existing client creative assets and intelligently recommends enhancements to optimize performance by using artificial intelligence.

	Years ended December 31, 2023			Years ended December 31, 2022
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Design	1,521,646	-	1,521,646	1,483,138	-	1,483,138
Development	29,500	-	29,500	15,631	-	15,631
Digital Marketing	6,146,791	-	6,146,791	4,614,453	-	4,614,453
Platform License	473,020	-	473,020	631,075	-	631,075
Total	$8,170,957	$-	$8,170,957	$6,744,297	$-	$6,744,297

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $247,530 and $535,833 for the years ended December 31, 2023, and 2022, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $334,364 and $1,184,982 for the years ended December 31, 2023, and 2022, respectively.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.  As of December 31, 2023, and December 31, 2022, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

		As of December 31,
	Years	2023	2022
Equipment	5-7	$243,356	$241,254
Office furniture	7	76,002	76,002
Leasehold improvements	Shorter of use of life or Length of lease	-	-
Less accumulated depreciation		(246,410)	(214,598)
Net property and equipment		$72,948	$102,659

The following table discloses fixed asset transactions and recordings during the years ended December 31, 2023, and December 31, 2022:

	Year ended December 31, 2023	Year ended December 31, 2022
Depreciation expense	$31,813	$37,553
Gain/(loss) on disposals	-	-
Cash paid for fixed asset additions	2,102	20,973

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

December 31, 2023

	AiAdvertising	Total
Domain name	20,202	20,202
Total	$20,202	$20,202

December 31, 2022

	AiAdvertising	Total
Domain name	20,202	20,202
Total	$20,202	$20,202

Concentrations of Business and Credit Risk

The Company operates in a single industry segment.  The Company markets its services to companies and individuals in many industries and geographic locations.  The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk.  The Company typically offers its customers credit terms.  The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral.  In the event of nonpayment, the Company has the ability to terminate services. As of December 31, 2023, the Company held cash and cash equivalents in the amount of $110,899 which was held in the operating bank accounts.  Of this amount, $0 is held in amounts exceeding the FDIC insured limit of $250,000 for each account.  For further discussion on Concentrations see footnote 10.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the years ended December 31, 2023, and 2022 was $1,831,977 and $1,891,371, respectively.

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

At December 31, 2023, the Company has excluded the following dilutive shares of common stock because their impact on the loss per share would be anti-dilutive: 875,566,666 shares of common stock underlying options, 162,703,869 shares of common stock underlying warrants, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 86,021 Series D Preferred shares convertible into 215,052,500 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, and 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock; and 2,272,727 Series I Preferred shares convertible into 909,090,800 shares of common stock. As of December 31, 2023, there was a total of 2,913,973,046 potentially dilutive shares of common stock issuable.

At December 31, 2022, the Company has excluded the following dilutive shares of common stock because their impact on the loss per share would be anti-dilutive: 117,151,512 shares of common stock underlying options, 162,703,869 shares of common stock underlying warrants, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 86,021 Series D Preferred shares convertible into 215,052,500 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, and 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock. As of December 31, 2022, there was a total of 1,246,467,092 potentially dilutive shares of common stock issuable.

Recently Adopted Accounting Pronouncements

Management does not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

During the year ended December 31, 2023 and 2022, we included $5,942,483 and $4,694,698 respectively, in revenue related to reimbursable costs. The deferred revenue and customer deposits as of December 31, 2023 and December 31, 2022 were $533,386 and $791,133, respectively.

For the years ended December 31, 2023, and 2022, revenue was disaggregated into the four categories as follows:

	Years ended December 31, 2023			Years ended December 31, 2022
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Design	1,521,646	-	1,521,646	1,483,138	-	1,483,138
Development	29,500	-	29,500	15,631	-	15,631
Digital Marketing	6,146,791	-	6,146,791	4,614,453	-	4,614,453
Platform License	473,020	-	473,020	631,075	-	631,075
Total	$8,170,957	$-	$8,170,957	$6,744,297	$-	$6,744,297

4. LIQUIDITY AND OPERATIONS

The Company had a net loss of $6,265,359 for the year ended December 31, 2023, a net loss of $8,489,924 for the year ended December 31, 2022, and net cash used in operating activities of $(5,542,258) and $(4,875,539), in the same periods, respectively.

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

5. INTANGIBLE ASSETS

Domain Name

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202. We use the domain as the main landing page for the Company.  The total recorded cost of this domain of $20,202 has been included in other assets on the balance sheet.  As of December 31, 2023, we determined that this domain has an indefinite useful life, and as such, is not included in depreciation and amortization expense.  The Company will assess this intangible asset annually for impairment, in addition to it being classified with indefinite useful life.

The Company will assess this intangible asset for impairment, if an event occurs that may affect the fair value, or at least annually.

The Company’s intangible assets consist of the following:

		December 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	20,202	-	20,202	20,202	-	20,202
Total	$20,202	$-	$20,202	$20,202	$-	$20,202

Total amortization expense charged to operations for the years ended December 31, 2023, and 2022, was $0.

6. CAPITAL STOCK

At December 31, 2023 and December 31, 2022, the Company’s authorized stock consists of 10,000,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value of $0.001 per share. The rights, preferences, and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.  The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders. As of the date of this report, the Board has designated Series A, Series B, Series C, Series D, Series E, Series F, Series G, Series H, Series I, and Series J Preferred Stock.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends, payable quarterly, out of any assets of the Company legally available therefore, at the rate of $8 per share annually, payable in preference and priority to any payment of any dividend on the common stock. As of December 31, 2023, the Company had zero shares of Series A Preferred Stock outstanding.   As of December 31, 2023, and December 31, 2022, the balance owed on the Series A Preferred stock dividend was zero.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock.  Each share of Series B Preferred Stock has a stated value of $100. The Series B Preferred Stock is convertible into shares of the Company’s common stock in amount determined by dividing the stated value by a conversion price of $0.004 per share. The Series B Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series B Preferred Stock. As of December 31, 2023, and December 31, 2022, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock.  Each share of Series C Preferred Stock has a stated value of $100. The Series C Preferred Stock is convertible into shares of the Company’s common stock in the amount determined by dividing the stated value by a conversion price of $0.01 per share. The Series C Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series C Preferred Stock. As of December 31, 2023, and December 31, 2022, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock.  Each share of Series D Preferred Stock has a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue means the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. The Series D Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series D Preferred Stock.  As of December 31, 2023, and December 31, 2022, the Company had 86,021 shares of Series D Preferred Stock outstanding.  During the years ended December 31, 2023, and December 31, 2022, we paid dividends of $0, and $0 respectively, to the holders of Series D Preferred stock.  As of December 31, 2023, and December 31, 2022, the balance owed on the Series D Preferred stock dividend was zero.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock.  Each share of Series E Preferred Stock has a stated value of $100. The Series E Preferred Stock is convertible into shares of the Company’s common stock in an amount determined by dividing the stated value by a conversion price of $0.05 per share. The Series E Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series E Preferred Stock. As of December 31, 2023, and December 31, 2022, the Company has 10,000 shares of Series E Preferred Stock outstanding.

Series F Preferred

The Company has designated 800,000 shares of its preferred stock as Series F Preferred Stock.  Each share of Series F Preferred Stock has a stated value of $25.  The Series F Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series F Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the Company’s common stock. The Series F Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation. To the extent it may lawfully do so, the Company may, in its sole discretion, after the first anniversary of the original issuance date of the Series F Preferred Stock, redeem any or all of the then outstanding shares of Series F Preferred Stock at a redemption price of $25 per share plus any accrued but unpaid dividends. The Series F Preferred Stock was offered in connection with the Company’s offering under Regulation A under the Securities Act of 1933, as amended. As of December 31, 2023, and December 31, 2022, the Company had zero shares of Series F Preferred Stock outstanding, and the balance on stock dividend was zero.

Series G Preferred

On February 6, 2020, the Company designated 2,600 shares of its preferred stock as Series G Preferred Stock.  Each share of Series G Preferred Stock has a stated value of $100. The Series G Preferred Stock is convertible into shares of the Company’s common stock in an amount determined by dividing the stated value by a conversion price of $0.0019 per share. The Series G Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series G Preferred Stock. As of December 31, 2023, and December 31, 2022, the Company had 2,597 shares of Series G Preferred Stock outstanding.

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

On September 29, 2021, the Company filed a certificate of withdrawal with the Secretary of State of Nevada, to withdraw the Company’s existing certificate of designation of Series H Preferred Stock, filed a certificate of designation for a new series of Series H Preferred Stock with the Secretary of State of Nevada, and issued 1,000 shares of Series H Preferred Stock to Andrew Van Noy, the Company’s chief executive officer, for services rendered. As of December 31, 2023, and December 31, 2022, there was zero shares of Series H Preferred stock outstanding.

Series I Preferred

On April 10, 2023, the Company designated 3,000,000, shares of its preferred stock as Series I Preferred Stock.  Each share of Series I Preferred Stock has a stated value of $0.001. The Series I Preferred Stock is convertible into shares of the Company’s common stock at the option of the shareholder, at any time and from time to time, into four hundred (400) fully-paid and non-assessable shares of Common stock. The Series I Preferred Stock has voting rights equal to 400 common votes per Series I share on all matters upon which the holders of Common stock of the Company are entitled to vote, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series I Preferred Stock. On April 11, 2023, Hexagon Partners, Ltd. purchased 2,272,727 shares of Series I Preferred Stock at a purchase price of $2.20 per share. The Company also granted the Purchaser a six-month option from the date of the initial closing to purchase (i) up to 333,333 additional shares of Series I Preferred Stock for a purchase price of $6.00 per share, and (ii) up to 312,500 shares of Series I Preferred Stock for a purchase price of $7.20 per share. For so long as at least 50% of the Series I Preferred Stock purchased have not been redeemed by the Company or converted into common stock of the Company, Hexagon will have the right to designate two directors to the Company’s Board of Directors (the “Board”), and the Company may not increase the size of the Board above six directors without Hexagon’s prior written consent. As of December 31, 2023, the Company had 2,272,727 shares of Series I Preferred Stock outstanding and as of December 31, 2022, the Company had zero shares of Series I Preferred Stock outstanding.

Series J Junior Participating Preferred

On June 7, 2023, the Company designated 700,000 shares of its preferred stock as Series J Junior Participating Preferred Stock. Each share of Series J Preferred Stock has a stated value of $0.001. Pursuant to the Rights Agreement, the Board declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, held by the shareholders of the Company at the close of business on June 7, 2023 (the “Record Date”). Holders of the Company’s warrants and certain of its existing preferred stock (including the Series I Preferred stock issued pursuant to the Purchase Agreement) as of the Record Date were also issued one Right for each share of common stock that such holders would be entitled to receive upon full exercise or conversion of their warrants or existing preferred stock, as applicable. Each Right will entitle the holder to purchase one ten-thousandth of a share of Series J Junior Participating Preferred Stock, of the Company (the “Series J Preferred Shares”) at the purchase price set forth in the Rights Agreement. If issued, holders of the Series J Preferred Stock shall be entitled to receive 10,000 times the value of all declared cash and non-cash dividends paid to any and all junior classes of capital stock. The Series J Preferred Stock has voting rights equal to 10,000 votes on all matters upon which the holders of Common stock of the Company are entitled to vote, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series J Preferred Stock. As of December 31, 2023, and December 31, 2022, the Company had zero shares of Series J Preferred Stock outstanding.

Common Stock

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

On February 28, 2023, in accordance with Section 2 of the purchase agreement, dated March 28, 2022, and amended on July 28, 2022, between the Company and an accredited investor, the Company submitted a purchase notice to the investor of a sale by the Company to the investor of 26,858,656 shares of common stock amounting to $102,110.

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

The fair value of options granted during the years ending December 31, 2023, and 2022, were determined using the Black Scholes method with the following assumptions:

	Year ended December 31, 2023	Year ended December 31, 2022
Risk free interest rate	4.49%	1.29%
Stock volatility factor	206%	229%
Weighted average expected option life	3.5 years	2.5 years
Expected dividend yield	-%	-%

A summary of the Company’s stock option activity and related information follows:

	Years ended December 31, 2023		Year ended December 31, 2022
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding - beginning of year	879,733,332	$0.0092	768,233,332	$0.0052
Granted	100,000,000	0.0100	122,500,000	0.0068
Exercised	(9,222,228)	0.0057	(4,000,000)	0.0019
Forfeited	(94,944,438)	0.0185	(7,000,000)	0.0127
Outstanding - end of the year	875,566,666	$0.0086	879,733,332	$0.0092
Exercisable at the end of the year	764,321,982	$0.0077	519,773,058	$0.0072

As of December 31, 2023, and December 31, 2022, the intrinsic value of the stock options was approximately $643,860 and $362,102, respectively.  Stock option expense for the years ended December 31, 2023, and 2022 were $1,253,643 and $1,831,977, respectively.

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

The weighted average remaining contractual life of options outstanding, as of December 31, 2023, was as follows:

Exercise prices	Number of options outstanding	Weighted Average remaining contractual life (years)

$0.0018	17,000,000	1.42
$0.0019	250,566,666	2.75
$0.0053	10,000,000	5.78
$0.0068	307,000,000	2.55
$0.01	100,000,000	4.42
$0.013	15,000,000	5.84
$0.00131	60,000,000	5.62
$0.0015	35,000,000	5.65
$0.0295	81,000,000	1.09
	875,566,666

Warrants

As of December 31, 2023, and 2022, there were 162,703,869 warrants outstanding.

There were no warrants issued during the year ended December 31, 2023. The fair value of warrants issued during the year ended December 31, 2022, was determined using the Black Scholes valuation model with the following assumptions:

	Year ended December 31, 2023	Year ended December 31, 2022
Risk free interest rate	-%	-%
Stock volatility factor	-%	-%
Weighted average expected warrant life	- years	- years
Expected dividend yield	--%	--%

A summary of the Company’s warrant activity and related information follows:

	Years ended December 31, 2023		Year ended December 31, 2022
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding - beginning of period	162,703,869	$0.048	162,703,869	$0.048
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding - end of period	162,703,869	$0.048	162,703,869	$0.048
Exercisable at the end of period	162,703,869	$0.048	162,703,869	$0.048
Weighted average fair value of warrants granted during the period		$-		$-

Warrant expense for the years ended December 31, 2023, and 2022 was $0.

The weighted average remaining contractual life of warrants outstanding, as of December 31, 2023, was as follows:

Exercise prices	Number of warrants outstanding	Weighted Average remaining contractual life (years)
$0.0875	10,714,286	2.14
$0.0454	151,000,000	2.14
$0.0072	989,583	1.95
	162,703,869

8. RELATED PARTY TRANSACTIONS

In March 2023, AIAdvertising contracted with Parscale Strategy to bolster sales efforts to bring in new clients. Parscale Strategy is wholly owned by Brad Parscale. Post Hexagon Partners purchasing 49% of the outstanding capital stock of AIAdvertising in April 2023, Brad Parscale is no longer a related party, and the contract is still in effect as of December 31, 2023.

In February 2023, The Design Annex contracted with AiAdvertising to outsource certain creative design and social media marketing activities and AiAdvertising contracted with The Design Annex to perform certain creative design activities. The Design Annex is wholly owned by Jill Giles. Post Hexagon Partners purchasing 49% of the outstanding capital stock of AiAdvertising in April 2023, Jill Giles is no longer a related party, and the contracts are still in effect as of December 31, 2023.

9. CONCENTRATIONS

For the years ended December 31, 2023, and 2022, the Company had three and two major customers who represented approximately 53% and 39% of total revenue, respectively.  At December 31, 2023 and December 31, 2022, accounts receivable from three and two customers represented approximately 53% and 61% of total accounts receivable, respectively.

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

The Company adopted the new lease guidance effective January 1, 2019, using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company has elected the practical expedient to combine lease and non-lease components as a single component. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity.

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

Operating Leases

On August 1, 2022, the Company signed a lease agreement with JJ Real Co., an unrelated party, which commenced on August 1, 2022, for approximately 2,000 square feet, located at 1114 S St. Mary’s Street - Suite 120, San Antonio, TX 78210, for $3,333 per month, includes a pro rata share of the common building expenses and each year the monthly lease payment is subject to change per the lease agreement. The lease expires on July 31, 2027. The lease expiration is greater than twelve months, thus included on the Balance Sheet as Right-of-Use lease. This lease does not include a residual value guarantee, nor do we expect any material exit costs. As of August 1, 2022, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. As of December 31, 2023, and December 31, 2022, the ROU asset and liability balances of this lease were $147,480 and $175,974, respectively. During February 2023, JJ Real Co transferred ownership of the building and our lease located at 1114 S St. Mary’s - Suite 120, San Antonio, TX 78210 to Hooks Holding Ltd., a non-related party. No details of our lease or commitments have changed with the ownership transfer.

The following is a schedule, by years, of future minimum lease payments required under the operating lease.

Years Ending December 31,	ROU Operating Leases	Finance Leases
2024	46,833	—
2025	48,833	—
2026	50,833	—
2027	30,333	—
Thereafter	—	—
Total	$176,832	$—
Less imputed interest	(29,353)	—
Total liability	$147,479	$—

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Operating Leases	43 months	10%

(1)	This discount rate is consistent with our borrowing rates from various lenders.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time the Company considers to be material to the Company’s business or financial condition.

11. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the years ended December 31, 2023, there were the following non-cash activities.

-	The holder of 9,222,228 vested stock options exercised their options into 3,931,113 shares of common stock through a cashless transaction in the amount of $3,931.

During the years ended December 31, 2022, there were the following non-cash activities.

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

12. INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2023, and 2022, were as follows, assuming a 21% and 21% effective tax rate, respectively:

	For the years ended December 31,
	2023	2022
Deferred tax provision:
Federal
Deferred tax asset	$6,240,380	$5,389,394
Valuation allowance	(6,240,380)	(5,389,397)
Total deferred tax provision	$-	$-

As of December 31, 2023, the Company had approximately $29,716,097 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2040. The deferred tax liability balances as of December 31, 2023, and 2023 were zero and zero, respectively. During the year ended December 31, 2018, it was determined that, due to the Company never having paid federal income taxes and having a large net operating loss (NOL), it is unlikely we will pay federal income taxes in the foreseeable future.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from June 30, 2011, to December 31, 2023, because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

13. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to ASC TOPIC 855 as the date of the financial statements and has determined that there are no reportable events.

On January 29, 2024, the Company entered into amendment no. 1 (the “Amendment”) to that certain securities purchase agreement (the “Purchase Agreement”) with Hexagon Partners, Ltd., (the “Purchaser”), pursuant to which the Company and the Purchaser amended the terms of the purchase and sale of additional shares of the Company’s Series I Preferred Stock (the “Series I Preferred Stock”). The Amendment provides for a ten (10) month option from the initial closing of the Purchase Agreement, to purchase (i) a second tranche consisting of up to 892,857 additional shares of Preferred Stock, at a price equal to $2.80 per share (the “Tranche B Option”), and (ii) a third tranche consisting of up to 168,269 additional shares of Preferred Stock, at a price equal to $10.40 per share. On January 30, 2024, the Purchaser exercised the Tranche B Option and the Company sold to the Purchaser 892,857 shares of Series I Preferred Stock at price of $2.80 per share. The Amendment also provided the Purchaser with certain rights of participation in a future financing transaction by the Company.

On January 30, 2024, the Company, provided notice of its termination, effective January 30, 2024, of that certain purchase agreement with GHS Investments, LLC (“GHS”) dated as of March 28, 2022, and amended on July 28, 2022 (the “GHS Purchase Agreement”). As previously reported, pursuant to the GHS Purchase Agreement, the Company could offer and sell to GHS, in its discretion, up to $10,000,000 of shares of the Company’s common stock. The Company is not subject to any termination penalties related to the termination of the GHS Purchase Agreement.

 On March 21, 2024, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series K Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada and issued 1,000 shares of Series K Preferred Stock to Gerard Hug, the Company’s chief executive officer, for services rendered.

Pursuant to the Certificate of Designation the Company designated 1,000 shares of preferred stock as Series K Preferred Stock (the “Series K Preferred Stock”). The Series K Preferred Stock is not convertible into common stock and does not have any dividend rights or any liquidation preference. The Series K Preferred Stock entitles the holder to 51% of the voting power of the Company’s stockholders. The Series K Preferred Stock will automatically be redeemed by the Company at the par value of $0.001 per share, on the first to occur of the following events: (i) sixty days after the effective date of the certificate of designation, (ii) the date that Gerard Hug ceases to serve as officer, director or consultant of the Company, or (iii) on the date that the Company’s shares of common stock first trade on any national securities exchange and such listing is conditioned upon the elimination of the preferential voting rights.

On April 8, 2024, our former Chief Executive Officer exercised 13,344,088 vested, in-the-money-options. The exercise was completed with a cashless transaction yielding a total of 9,822,731 newly issued shares.

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

Based on that evaluation, our management concluded that, due to adjusting journal entries made by our independent auditor, as of December 31, 2023, our disclosure controls and procedures were ineffective.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified control deficiencies regarding adjusting journal entries due to the following:

-	The Company’s system of internal controls failed to identify multiple journal entries that were identified by the Company’s external auditor.

-	The Company has no formal control process related to the identification and approval of related part transactions.

Management of the Company believes these weaknesses will be remediated as we continue to improve our processes and procedures to control deficiencies in the future.

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2023, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirements as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter of its fiscal year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists the executive officers and directors of the Company:

Name	Age	Position
Gerard Hug	57	Chief Executive Officer and Chairman

John C. Small	56	Chief Financial Officer

Thane D. Tennison	44	Chief Strategy Officer and Senior Vice President of Media Strategy

Kevin Myers	61	Director, Chief Marketing Officer

Richard Berliner	70	Independent Director, Chairperson of the Compensation Committee, Financial Expert

James Renacci	77	Independent Director, Chairperson of the Audit Committee, Financial Expert

Thomas O. Hicks, Jr.	46	Independent Director

Mark Fruehan	62	Independent Director, Chairperson of the Nominating/Corporate Governance Committee

Gerard Hug has served as Director and Chief Executive Officer of the Company since July 21, 2022. On November 3, 2022, Mr. Hug was appointed to serve as Chairman of the Board of Directors of the Company. Prior to being appointed as CEO and Director of the Company, Mr. Hug was Director of Operations from July 2018, where he was instrumental in architecting and executing the Company’s pivot from a traditional agency to an Enterprise Software Technology company, focused on commercializing Artificial Intelligence and Machine Learning in the Digital Marketing and Advertising space.

Hug was previously Chief Executive Officer and Director of SITO Mobile from November 10, 2014, through February 2017, where he architected and executed the successful transformation of the company from a SMS aggregator to an industry leader in Location-Based Mobile Advertising while overseeing a successful NASDAQ National Market Listing. Mr. Hug also served as Director of Corporate Development, Executive Vice President of SITO Mobile Interim CEO, before his promotion to CEO in November 2014. Between 2007 and 2010, Mr. Hug was the co-founder and President of Waveyard Development LLC, a water-sports resort destination development company. From 2003 to June 2006, Mr. Hug served as Executive Vice President and Chief Strategy Officer of Wireless Retail Inc., a $400 million wireless services company that was among the first U.S. businesses to use the store-in-store business model to sell mobile phones for wireless carriers through large nationwide retailers. Mr. Hug was interim CFO for Wireless Retail Inc. leading up to its sale to Radio Shack Corporation. From 2002 to 2004, Mr. Hug was Managing Partner of Redwood Partners, an early-stage merchant bank and advisory firm that focused on providing early-stage capital and executive management to technology, media and telecommunications businesses. Mr. Hug attended The Pennsylvania State University where he studied finance on a full athletic scholarship and was a member of the 1986 National Championship football team under legendary coach Joe Paterno.

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

John C. Small was appointed to serve as the Company’s Chief Financial Officer on March 15, 2023. He has extensive experience in portfolio management and investment research, including working as an analyst at Ulysses Management (February 1996 to March 2000), Dillon Read (January 1992 to October 1993), and Morgan Stanley (October 1993 to January 1996), and as Senior Asset Manager responsible for Telecom, Media, Technology, and Renewable Energy investments for the GLG North American Opportunity Fund (April 2000 to August 2012). After 20 years on Wall Street, he went on to hold various senior management positions within internet media, software, and cryptocurrency industries including CFO of Viggle Inc. (NASDAQ: VGGL) from August 2012 to October 2015, COO of privately held Mode Media Inc. from October 2015 to October 2016, and SVP of Finance for privately held Tsunami VR, Inc. from October 2016 to May 2019. From December 2019 to January 2022, Mr. Small was the CFO of Monsoon Blockchain Corporation, a company focused on leveraging the latest blockchain technology to develop solutions and foster the adoption of digital assets globally.  He is currently CFO of Big Watt Digital (since April 2022), a bitcoin mining company using only renewable energy and the CFO of the Roman DBDR Acquisition Corp II (since January 2024). Mr. Small holds a B.A. in Economics with a concentration in International Relations from Cornell University.

The Board of Directors believes that Mr. Small is qualified to serve as an officer because of his management and industry experience, in addition to his understanding of generally accepted accounting principles and financial reporting.

Thane D. Tennison has served as Senior Vice President of Media Strategy since 2019 and on June 29, 2023, was appointed to serve as the Company’s Chief Strategy Officer. Backed by nearly 20 years of digital marketing, campaign management, and product development experience, Mr. Tennison leads our in-house marketing efforts as Chief Strategy Officer. He is responsible for strategic media planning, buying, testing, and optimization in service to AiAdvertising clients at every scale. Mr. Tennison has an extensive agency background with a focus in the Homebuilding and Sports Marketing markets. He has managed advertising solutions for Builders Digital Experience (BDX), the largest network of new home websites working with clients like Pulte Homes, Lennar, and KB Home. Other notable clients include Spurs Sports & Entertainment, Dell Computers, Toyota Motor Manufacturing Texas, and, Under Armour, where he managed Ad Ops for MyFitnessPal, the #1 health and fitness app from 2018 until joining AiAdvertising. Prior to Under Armour, Mr. Tennison was the Director of Advertising and site monetization for BDX from 2009 until 2018. Mr. Tennison holds a BA in Advertising and Mass Communications from Texas State University.

Kevin Myers has been a director of the Company since December 2019 and has been chief marketing officer of the Company since August 26, 2021. Mr. Myers served as the chief marketing and information officer of Donatos Pizza, from February 2018 until March 2020. Prior to Donatos Pizza, Mr. Myers served as the General Manager of the brand division of Majority Strategies, a full-service data, digital and print agency, from November 2015 until February 2018. In this role, Mr. Myers was responsible for revenue growth and product development in the company’s corporate advertising division. Prior to Majority Strategies, Mr. Myers held various marketing and advertising roles for over 12 years. He holds a bachelor’s degrees from the Ohio State University in industrial and computer science engineering.

The Board of Directors believes that Mr. Myers is qualified to serve as a director because of his industry experience and his understanding of industry trends.

Richard Berliner has served as a director of the Company since October 7, 2021. Mr. Berliner has been Chairman and Chief Executive Officer of Fifth Gen Media, Inc., a marketing and publishing company, owned by Mr. Berliner since 2016. Mr. Berliner’s prior experience was as Chief Executive Officer of a wireless construction company, Redwing Electric from 2012-2015, which was later sold to an investor group. Mr. Berliner did a one-year consulting project for the Swedish equipment manufacturer Ericsson, reporting to the Chief Operating Officer in 2011. Mr. Berliner was the Founder, Chairman and CEO of Berliner Communications or BCI (BCI) which he started in 1995, which subsequently merged with another firm in 2010. Mr. Berliner handled the firm’s quarterly earnings calls and the annual meetings in his role as Chairman. Mr. Berliner graduated from Rutgers with a BA in Business in 1975. He is a Fellow in the Radio Club of America and was elected in 2004.

 The Company’s Board of Directors has determined that Mr. Berliner is “independent” within the meaning of rules of The Nasdaq Stock Market and is qualified to serve on the Board of Directors because of his extensive senior management experience.

Thomas O. Hicks, Jr., was appointed to serve as a director of the Company on June 2, 2023. Mr. Hicks is a founder, chairman and CEO of 90 Degree North Holdings LCC, an investment and advisory firm, and a co-founder of Sempre, Inc., a global provider of physical and cyber protection for critical infrastructure. He is a current board member of Drilling Tools International, Inc., a leading provider of downhole drilling tools to the international land and offshore markets, which recently announced a merger with a publicly traded ROC Energy Acquisition Corporation, LLC. From 2005 through 2019, Mr. Hicks was a partner of Hicks Holdings LLC, a family investment firm, focusing on equity investments in media, technology, consumer brands, manufacturing and energy. Prior to that, he was an analyst at Greenhill & Co, LLC, a New York-based advisory and investment firm. He previously served on the boards of Resolute Energy Corporation, Carol’s Daughter Holdings, Berkshire Resources LLC, Standard Industrial Manufacturing Partners LTD, and Sight Sciences, Inc. Mr. Hicks was on the national board of the American Enterprise Institute’s Enterprise Club and was a founding member for its Dallas chapter in 2014. He served as Chapter Chair of Young Presidents Organization’s Dallas Chapter in 2013-14. Mr. Hicks was Chairman of Big Brothers Big Sisters North Texas Campaign for Children in Crisis in 2006-2010, successfully raising over $35 million to support mentoring for children in Dallas Fort Worth. Mr. Hicks served on the board of Big Brothers Big Sisters of North Texas from 2006 through 2011, and the board of the SM Wright Foundation, organized to engage with the citizens in the Fair Park area of Dallas from 2005-2008. Mr. Hicks, a former Golden Gloves boxer, graduated from the University of Texas at Austin in 2001.

The Company’s Board of Directors has determined that Mr. Hicks is “independent” within the meaning of the rules of The Nasdaq Stock Market and is qualified to serve on the Board of Directors because of his extensive media experience, his deep connections with advertisers and publishers, and his senior management experience.

Mark Fruehan has served as a director of the Company since November 4, 2021. Since September 30, 2021, Mr. Fruehan has served as Chief Executive Officer of First Screen of the Americas, which offers digital first brands and content creators alternative distribution and billing mechanisms to monetize content. From July 2020 to June 2021, Mr. Fruehan was Chief Revenue Officer of Tradeswell, the leading AI-driven eCommerce solution, which helps brokers and resellers sell on Amazon, Walmart, and Target.  Prior to serving as Chief Revenue Officer at Tradeswell from April 2018 to July 2020, Mr. Fruehan served as President and Chief Revenue Officer at Verve Group, a Media and Games Invest SE portfolio company (Berlin) and a privacy-first omnichannel ad platform offering programmatic solutions that connects advertisers and publishers to people in real time.  In October 2016, Mark co-founded Amplify.ai, a global enterprise chatbot platform funded by Costanoa Ventures, which was recently acquired by Triller.net; leading the sales and partner development through their start-up phase until March of 2018. Mr. Fruehan’s roots in the mobile and wireless industry run deep, with leadership roles at Opera Mediaworks & AdMarvel as President, and Head of Business development and innovation at VeriSign and CellStar. Mr. Fruehan has over 30 years of experience in the digital and mobile industry across cost per engagement, mobile content data service, media, monetization, including payments, and messaging. Mr. Fruehan has worked closely with brands, mobile operators, and media companies; in addition to holding several advisory seats and board memberships at early-stage ventures and established tech companies alike. Mr. Fruehan attended Penn State, earning a Bachelor of Science in Economics, and is a proud member of the 1982 NCAA Championship Football Team.

The Company’s Board of Directors has determined that Mr. Fruehan is “independent” within the meaning of the rules of The Nasdaq Stock Market and is qualified to serve on the Board of Directors because of his extensive industry experience within the ad-tech industry, his deep connections with advertisers and publishers, and his senior management experience.

James B. Renacci was appointed to serve as a director of the Company on June 2, 2023. Mr. Renacci is the Founder and President of LTC Management Services, Inc., a management and financial services consulting services company since 1985. With more than 30 years of experience in leadership of multiple businesses, Mr. Renacci’s business experience includes manufacturing, healthcare, construction, entertainment, and CPA consulting services. He also has in-depth knowledge of mergers and acquisitions. Mr. Renacci represented the 16th District of the State of Ohio in the United States House of Representatives from 2011 until 2019 where he served on the Ways and Means, Budget, and Financial Services Committees. Prior to serving in Congress, Mr. Renacci owned and operated more than 60 businesses, including multiple auto dealerships, nursing facilities, sports and entertainment businesses, and a CPA firm. From 2003 to 2008, Mr. Renacci served as a managing board member of the Arena Football League. From 2020 to 2022, Mr. Renacci served as a board member of publicly traded Hill International Inc. and as the Audit Committee Chairman. Mr. Renacci is a current board member at publicly traded Alithya Group, Inc., Custom Glass, Inc. and the Franklin Center for Global Policy Exchange. Mr. Renacci is a Certified Public Accountant and holds a bachelor’s degree in business administration from Indiana University of Pennsylvania.

The Company’s Board of Directors has determined that Mr. Renacci is “independent” within the meaning of the rules of The Nasdaq Stock Market and is qualified to serve on the Board of Directors because of his extensive business his senior management experience.

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

Board Committees

The members of the Audit Committee are James Renacci, Richard Berliner, and Mark Fruehan, with Mr. Renacci serving as the Chairperson. The Board has determined that each of the members of the Audit Committee designated is independent pursuant to the required standards set forth in Rule 10A-3(b) of the Security Exchange Act of 1934, as amended, based on an evaluation of the relationships between the Company and each of the members.

Mr. Renacci is designated as the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended, based on the Board’s evaluation of his knowledge of accounting, qualifications and experience and has an appropriate background which results in his financial sophistication in accordance with the additional audit committee requirements of Rule 5605(c)(2)(A).

The members of the Compensation Committee are Richard Berliner and Thomas O. Hicks, Jr., with Mr. Berliner serving as the Chairperson.

The members of the Nominating and Corporate Governance Committee are Mark Fruehan, James Renacci, and Thomas O. Hicks, Jr., with Mr. Fruehan serving as the Chairperson.

The Board has determined that each of the members of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee is independent, pursuant to the definition of independence under Rule 5605(a)(2) of the Nasdaq Listing Rules.

On June 2, 2023, the Board formed and appointed Gerard Hug, Richard Berliner, James B. Renacci, and Thomas O. Hicks, Jr. as members of the Special Committee, with Gerard Hug serving as the Chairperson, and granted the Special Committee full authority to act on behalf of the Board and take all actions deemed advisable relating to that certain Rights Agreement dated April 10, 2023.

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

Changes in Nominating Procedures

None

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, Thane D. Tennison is delinquent in filing a Form 3 report.

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

On November 4, 2021, the Board formed the Compensation Committee. The members of the Compensation Committee are Richard Berliner and Thomas O. Hicks, Jr., with Mr. Berliner serving as the Chairperson. The compensation committee applies the philosophy and policies described below.

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

The Elements of AiAdvertising’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The Board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2023, all executive officer base salary decisions were approved by the Board of Directors.

Our Board of Directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, or during the year if needed, and the Board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions.

Equity Incentive Awards

Our 2003 Stock Option Plan for directors, officers, employees and key consultants (the “2003 Plan”) which authorized the issuance of up to 5,000,000 shares of our common stock pursuant to the 2003 Plan terminated upon the expiration of the remaining options granted under the 2003 Plan on May 24, 2014. In December 2020 the Company adopted the AiAdvertising, Inc. 2020 Equity Incentive Plan. The Board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options, if any, currently held by the officer and their vesting schedule. Our policy prohibits backdating options or granting them retroactively. As of December 31, 2023, 875,566,666 stock options granted are outstanding.

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

Executive Officer Compensation

The following summary compensation table sets forth certain information concerning compensation paid to the Company’s Named Executive Officers during the years ended December 31, 2023, and 2022.

Summary Compensation Table I

Name and Principal Position	Fiscal Year	Salary	Option Awards		All Other Compensation		Total

Gerard Hug Chief Executive Officer and Chairman	2023	$375,000	-0-		$50,000	(1)	$425,000
	2022	$375,000	33,000,000	(4)	$120,000	(3)	$495,000

Kevin Myers Chief Marketing Officer and Director	2023	$250,000	-0-		$50,000	(6)	$300,000
	2022	$250,000	33,000,000	(5)	$-0-		$250,000

John C. Small Chief Financial Officer	2023	$240,000	100,000,000	(2)	$-0-		$240,000

Thane D. Tennison Chief Strategy Officer	2023	$190,000	-0-		$-0-		$190,000
Senior Vice President of Media Strategy	2022	$178,000	-0-		$-0-		$178,000

(1)	In consideration of Gerard Hug’s service and performance to the Corporation as the Chief Executive Officer during the year ended December 31, 2023, Mr. Hug was awarded a bonus.

(2)	In consideration of John C. Small’s service and performance to the Corporation as the Chief Financial Officer, Mr. Small was granted option awards.

(3)	In consideration of Gerard Hug’s service and performance to the Corporation as the Chief Executive Officer during year ended December 31, 2022, Mr. Hug was awarded a bonus.

(4)	In consideration of Gerard Hug’ service and performance to the Corporation as the Chief Executive Officer during year ended December 31, 2022, and Director of Operations during year ended December 31, 2021, Mr. Hug was granted option awards.

(5)	In consideration of Kevin Myer’s service and performance to the Corporation as the Chief Marketing Officer during the year ended December 31, 2022, Mr. Myers was granted option awards.

(6)	In consideration of Kevin Myer’s service and performance to the Corporation as the Chief Marketing Officer during the year ended December 31, 2023, Mr. Myers was awarded a bonus.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by the Company’s executive officers at December 31, 2023.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Gerard Hug (1) Chief Executive Officer	125,000,000	-0-	$0.00	January 17, 2025
	125,000,000	-0-	$0.01	January 5, 2026
	21,016,423	6,660,274	$0.03	February 1, 2025

Kevin Myers (2) Chief Marketing Officer	10,000,000	-0-	$0.00	January 17, 2025
	17,000,000	-0-	$0.00	June 2, 2025
	100,000,000	-0-	$0.01	January 5, 2026
	21,016,423	6,660,274	$0.03	February 1, 2025

John C. Small (3) Chief Financial Officer	19,343,066	67,757,991	$0.01	June 2, 2028

Thane D. Tennison (4) Chief Strategy Officer and Senior Vice President for Media Strategy	12,900,000	-0-	$0.00	January 17, 2025
	20,000,000	-0-	$0.01	January 5, 2026

(1)	On January 17, 2020, Mr. Hug received options to purchase 125,000,000 shares of common stock, at an exercise price of $0.0019 per share exercisable for a period of seven years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On January 5, 2021, Mr. Hug received options to purchase 125,000,000 shares of common stock, at an exercise price of $0.0068 per share, exercisable for a period of five years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. Mr. Hug received stock options to purchase 33,000,000 shares of common stock, at an exercise price of $0.0295 per share, exercisable for a period of five years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

(2)	On January 17, 2020, Mr. Myers received options to purchase 10,000,000 shares of common stock, at an exercise price of $0.0019 per share exercisable for a period of five years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On June 2, 2020, Mr. Myers received options to purchase 17,000,000 shares of common stock, at an exercise price of $0.0018 per share exercisable for a period of five years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. On January 5, 2021, Mr. Myers received stock options to purchase 100,000,000 shares of common stock, at an exercise price of $0.0068 per share exercisable for a period of five years from the date of grant. Mr. Myers received stock options to purchase 33,000,000 shares of common stock, at an exercise price of $0.0295 per share, exercisable for a period of five years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

(3)	On June 2, 2023, Mr. Small received options to purchase 100,000,000 shares of common stock, at an exercise price of $0.01 per share exercisable for a period of five years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

(4)	On January 17, 2020, Mr. Tennison received options to purchase 20,000,000 shares of common stock, at an exercise price of $0.0019 per share exercisable for a period of five years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested. Mr. Tennison has exercised 7,100,000 of these options to date. On January 5, 2021, Mr. Tennison received stock options to purchase 20,000,000 shares of common stock, at an exercise price of $0.0068 per share exercisable for a period of five years from the date of grant. These stock options vest at a rate of 1/36 per month commencing on the date of grant until all of the options are vested.

Director Compensation

The Company’s directors receive compensation for their services rendered to the Company as directors. During the fiscal years ended December 31, 2023, and 2022, this compensation totaled $30,000 and $30,000, respectively, to each director. Compensation to officers excluding compensation for serving on the board as set forth in table below is included in the summary compensation table above.

The following table sets forth compensation we paid to our directors during the year ended December 31, 2023 (excluding compensation under the Summary Compensation table above).

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Kevin Myers	30,000	—	—	—	30,000
Richard Berliner	30,000	—	—	—	30,000
Mark Fruehan	30,000	—	—	—	30,000
Thomas O. Hicks, Jr.	17,500	—	—	—	17,500
Gerard Hug	35,000	—	—	—	35,000
James Renacci	17,500	—	—	—	17,500
Virginia Rose O’Meara	8,750	—	—	—	8,750

Employment Agreements

Gerard Hug

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

Kevin Myers

On June 20, 2023, the Company entered into an employment agreement (the “Employment Agreement”) with Kevin Myers, the Company’s Chief Product & Marketing Officer. The Employment Agreement has an initial term beginning on January 1, 2023, through December 31, 2023, and thereafter shall renew automatically for successive one-year extension terms until either party gives notice of nonrenewal at least 90 days before the end of the applicable extension term. Pursuant to the Employment Agreement, Mr. Myers will receive an annual base salary of $250,000 and a one-time bonus of $50,000 payable on or before July 15, 2023. Mr. Myers will also be eligible for an annual incentive bonus, with a target payout of a minimum of fifty percent (50%) of his base salary (the “Target Bonus”), upon the achievement of Company performance goals established by the Company’s compensation committee of the board of directors.

In the event Mr. Myers’ employment is terminated by the Company without cause or by Mr. Myers for good reason, as defined in the Employment Agreement, Mr. Myers will be entitled to a lump sum payment equal to the sum of (A) two times Mr. Myers’ base salary for the year in which the date of the termination occurs, reduced for actual service performed from the effective date down to a minimum period of twelve full months or one times Mr. Myers’ base salary, (B) a payment equal to the product of (i) the Target Bonus and (ii) a fraction, the numerator of which is the number of days Mr. Myers was employed by the Company during the year of termination and the denominator of which is the number of days in such year, and (C) 12 months of COBRA premium payments based on the coverages in effect as of the date of Mr. Myers’ termination of employment. The treatment of any outstanding equity award shall be determined in accordance with the terms of the 2021 Equity Incentive Plan and the applicable award agreements. All of Mr. Myers’ severance benefits are subject to his execution of a release of claims and his continued compliance with his restrictive covenant agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of AiAdvertising at August 31, 2024. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of August 31, 2024, are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 1,334,231,504 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o AiAdvertising, Inc., 1114 S. St. Mary’s Street, Suite 120, San Antonio, TX 78210. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership

Gerard Hug Chairman, Chief Executive Officer (2)	280,227,397	17.4%

John C. Small Chief Financial Officer (3)	47,214,612	3.4%

Kevin Myers Chief Marketing Officer, Director (4)	157,227,397	10.5%

Thane D. Tennison
Chief Strategy Officer and Senior Vice President of Media Strategy (11)	40,000,000	2.9%

James Renacci
Director (10)	4,068,493	0.3%

Richard Berliner Director (7)	10,938,356	0.8%

Thomas O. Hicks, Jr. Director (8)	4,068,493	0.3%

Mark Fruehan Director (9)	10,938,356	0.8%

All current Executive Officers and as a Group (8 persons)	554,683,105	29.4%

Andrew VanNoy (5)	116,478,643	8.0%

Greg Boden (6)	115,000,000	7.9%

(1)	Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2)	Includes 280,227,397 shares which may be purchased by Mr. Hug pursuant to stock options that are exercisable within 60 days of August 31, 2024.

(3)	Includes 47,214,612 shares which may be purchased by Mr. Small pursuant to stock options that are exercisable within 60 days of August 31, 2024.

(4)	Includes 157,227,397 shares which may be purchased by Mr. Myers pursuant to stock options that are exercisable within 60 days of August 31, 2024.

(5)	Includes 116,478,643 shares which may be purchased by Mr. Van Noy pursuant to stock options that are exercisable within 60 days of August 31, 2024.

(6)	Includes 115,000,000 shares which may be purchased by Mr. Boden pursuant to stock options that are exercisable within 60 days of August 31, 2024. Does not include Series C Preferred stock held by Bountiful Capital LLC, of which Mr. Boden serves as President. Such securities are subject to a 4.99% ownership blockers.

(7)	Includes 10,938,356 shares which may be purchased by Mr. Berliner pursuant to stock options that are exercisable within 60 days of August 31, 2024.

(8)	Includes 4,068,493 shares which may be purchased by Mr. Hicks pursuant to stock options that are exercisable within 60 days of August 31, 2024.

(9)	Includes 10,938,356 shares which may be purchased by Mr. Fruehan pursuant to stock options that are exercisable within 60 days of August 31, 2024.

(10)	Includes 10,938,356 shares which may be purchased by Mr. Renacci pursuant to stock options that are exercisable within 60 days of August 31, 2024.

(11)	Includes 32,900,000 shares which may be purchased by Mr. Tennison pursuant to stock options that are exercisable within 60 days of August 31, 2024.

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

The following table provides equity compensation plan information as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by stockholders	—	$—	200,000,000
Equity compensation plans not approved by stockholders	—	—
Total	—		$200,000,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None.

Director Independence

Our independent directors, as defined under Nasdaq Marketplace Rules. consist of Richard Berliner, James Renacci, Thomas O. Hicks, Jr., and Mark Fruehan,

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

M&K CPAs, PLLC (“M&K”) has served as the Company’s independent registered accountants since August 2018. M&K also is a provider of tax services to the Company.

Audit Fees

An aggregate of $153,000 was billed to us by our auditors for professional services, including audit of the annual financial statement of the Company for the fiscal year ended December 31, 2023, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2023, June 30, 2023, and March 31, 2023.

An aggregate of $98,125 was billed to us by our auditors for professional services, including audit of the annual financial statement of the Company for the fiscal year ended December 31, 2022, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended September 30, 2022, June 30, 2022, and March 31, 2022.

Audit Related Fees

None.

Tax Fees

Our auditors billed the Company $3,500 for tax preparation services during the fiscal year ended December 31, 2023.

Our auditors billed the Company $3,500 for tax preparation services during the fiscal year ended December 31, 2022.

All Other Fees

None.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The AiAdvertising, Inc. financial statements are included in Item 8. Financial Statements and Supplementary Data.

2. Financial Schedules

None

3. Exhibits.

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference from the exhibits included with the Company’s Report on Form 10-KSB filed with the Securities and Exchange Commission, dated April 10, 2002).
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated September 30, 2015).
3.3	Amended and Restated Bylaws of AiAdvertising, Inc. (incorporated by reference to Form 8-K filed on April 11, 2023)
3.4	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated October 6, 2015).
3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated December 18, 2015).
3.6	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated June 28, 2016).
3.7	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
3.8	Certificate of Designation of Series D Preferred Stock (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, dated August 2, 2017).
3.9	Certificate of Designation of Series E Preferred Stock (incorporated by reference to 8-K filed November 17, 2017)
3.10	Certificate of Designation of Series F Preferred Stock (incorporated by reference to 8-K filed January 3 ,2020)
3.11	Certificate of Designation of Series G Preferred Stock (incorporated by reference to 8-K filed February 12, 2020)
3.12	Articles of Merger (incorporated by reference to 8-K filed on August 6, 2021)
3.13	Certificate of Designation of Series H Preferred Stock (incorporated by reference to 8-K filed October 1, 2021)
3.14	Certificate of Amendment to Articles of Incorporation (incorporated by reference to S-1 filed August 31, 2022)
3.15	Certificate of Designation, Preferences, Rights and Limitations of Series I Preferred Stock (incorporated by reference to Form 8-K filed on April 11, 2023)
3.16	Certificate of Designation, Preferences, Rights and Limitations of Series J Junior Participating Preferred Stock (incorporated by reference to the Form 8-K filed on June 12, 2023)
3.17	Certificate of Designation, Preferences, Rights and Limitations of Series K Preferred Stock (incorporated by reference to the Form 8-K filed on March 25, 2024)
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to 10-K filed April 14, 2022)

10.1	Form of Stock Option Agreement (Incorporated by reference to exhibits filed with the Company’s Current Report on Form 10-Q/A filed with the Securities and Exchange Commission, dated February 17, 2015).
10.2	Form of Common Warrant (incorporated by reference to 8-K filed February 22, 2021)
10.3	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed February 22, 2021)
10.4	Form of Amendment Agreement (incorporated by reference to 8-K filed March 8, 2021)
10.5	2020 Incentive Stock Plan (incorporated by reference to S-8 filed February 18, 2021)
10.6	AiAdvertising 2021 Equity Incentive Plan (incorporated by reference to 14C filed December 29, 2021)
10.7	Engagement Letter (incorporated by reference to 8-K filed February 22, 2021)
10.8	Amendment No. 1 to Purchase Agreement, between the Company and GHS Investments, LLC (incorporated by reference to 8-K filed on August 1, 2022)
10.9	Employment Agreement dated April 10, 2023 by and between AiAdvertising and Gerard Hug (incorporated by reference to Form 8-K filed on April 14, 2023
10.10	Securities Purchase Agreement dated April 10, 2023 between AiAdvertising, Inc. and Hexagon Patrners, Ltd. (incorporated by reference to Form 8-K filed on April 11, 2023)
10.11	Registration Rights and Lock-Up Agreement dated April 11, 2023 between AiAdvertising, Inc. and Hexagon Partners, Ltd. (incorporated by reference to Form 8-K filed on April 11, 2023)
10.12	Rights Agreement by and between AiAdvertising, Inc. and Worldwide Stock Transfer LLC (incorporated by reference to the Form 8-K filed on June 12, 2023)
10.13	Employment Agreement, dated June 20, 2023, by and between AiAdvertising, Inc. and Kevin Myers (incorporated by reference to Form 8-K filed on June 21, 2023)
10.14	Amendment No. 1 to Securities Purchase Agreement between AiAdvertising, Inc. and Hexagon Partners, Ltd. (incorporated by reference to the Form 8-K filed on February 1, 2024)
21.1*	List of Subsidiaries
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)
32.1**	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)
32.2**	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIADVERTISING, INC.

Date: September 12, 2024	By:	/s/ Gerard Hug
Gerard Hug
Chief Executive Officer (Principal Executive Officer)

By	/s/ John C. Small
John C. Small
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerard Hug,	Chief Executive Officer and Chairman	September 12, 2024
Gerard Hug	(Principal Executive Officer)

/s/ John C. Small	Chief Financial Officer	September 12, 2024
John C. Small	(Principal Financial and Accounting Officer)

/s/ Kevin Myers	Director	September 12, 2024
Kevin Myers

/s/ Mark Fruehan	Director	September 12, 2024
Mark Fruehan

/s/ Richard Berliner	Director	September 12, 2024
Richard Berliner

/s/ James Renacci	Director	September 12, 2024
James Renacci

/s/ Thomas O. Hicks, Jr.	Director	September 12, 2024
Thomas O. Hicks, Jr.