Form 10-Q
period 2024-03-31
AiAdvertising, Inc.
filed 2024-10-17
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2024.

or

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

Yes ☐ No ☒

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

Yes ☐ No ☒

As of October 17, 2024, the number of shares outstanding of the registrant’s common stock, par value $0.001, was 1,347,752,861.

i

PART I. - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)

ASSETS
Current assets:
Cash	$1,187,895	$110,899
Accounts receivable, net	647,940	517,344
Prepaid and other current Assets	15,577	58,982
Total current assets	1,851,412	687,225

Property and equipment, net	65,643	72,948
Right-of-Use assets	134,269	147,480

Other assets:
Lease deposit	10,369	8,939
Goodwill and other intangible assets, net	-	20,202
Total other assets	10,369	29,141

Total assets	2,061,693	936,794

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	1,088,156	1,567,751
Accrued expenses	38,798	46,430
Operating lease liability	34,922	33,572
Deferred revenue and customer deposit	739,696	533,386
Total current liabilities	1,901,572	2,181,139

Operating lease obligation, net of current portion	104,679	113,907

Total liabilities	2,006,251	2,295,046

Shareholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 Authorized shares:
Series A Preferred stock; 10,000 authorized; zero shares issued and outstanding	-	-
Series B Preferred stock; 25,000 authorized; 18,025 shares issued and outstanding	18	18
Series C Preferred stock; 25,000 authorized; 14,425 shares issued and outstanding	14	14
Series D Preferred stock; 90,000 authorized; 86,021 shares issued and outstanding	86	86
Series E Preferred stock; 10,000 authorized; 10,000 shares issued and outstanding	10	10
Series F Preferred stock; 800,000 authorized; zero shares issued and outstanding	-	-
Series G Preferred stock; 2,600 authorized; 2,597 shares issued and outstanding	3	3
Series H Preferred stock; 1,000 authorized; zero shares issued and outstanding	-	-
Series I Preferred stock; 3,000,000 authorized; 2,272,727 shares issued and outstanding	2,273	2,273
Series J Preferred stock; 700 authorized; zero shares issued and outstanding	-	-
Series K Preferred stock; 1,000 authorized; 1,000 and zero shares issued and outstanding	1	-
Common stock, $0.001 par value; 10,000,000,000 and 2,000,000,000 authorized shares; 1,334,408,773 and 1,334,408,773 shares issued and outstanding, respectively	1,334,415	1,334,415
Additional paid in capital	57,640,463	56,865,961
Preferred stock payable, consisting of 892,857 shares of Series I Preferred stock valued at $2.80	2,500,000	-
Common stock payable, consisting of 5,000,000 shares valued at $0.1128	564,000	564,000

Accumulated deficit	(61,985,841)	(60,125,032)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	55,442	(1,358,252)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$2,061,693	$936,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)

Revenue	$2,019,323	$2,174,752

Cost of Revenue	1,795,273	1,655,449
Gross Profit	224,050	519,303

Sales, general, and administrative expenses	2,064,657	1,402,596
Impairment of intangible assets	20,202	-
Total operating expenses	2,084,859	1,402,596

Loss from operations	(1,860,809)	(883,293)

Other income (expense)
Other expense	-	(5)
Total other income (expense)	-	(5)

Loss from operations before income taxes	(1,860,809)	(883,288)

Provision for income taxes	-	-

Net Loss	(1,860,809)	(883,288)

Dividends on preferred stock	-	-

Net loss attributable to common shareholders	$(1,860,809)	$(883,288)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted-average common shares outstanding:
Basic	1,339,408,773	1,231,401,433
Diluted	1,339,408,773	1,231,401,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Preferred Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Payable	Deficit	Total
Balance, December 31, 2022	131,068	$131	1,175,324,203	$1,175,330	$49,595,914	$564,000	$-	$(53,859,673)	$(2,524,298)
Proceeds from issuance of common stock	-	-	140,532,512	140,533	415,473	-	-	-	556,006
Stock based compensation - options	-	-	-	-	462,163	-	-	-	462,163
Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	(883,288)	(883,288)
Balance, March 31, 2023	131,068	$131	1,315,856,715	$1,315,863	$50,473,550	$564,000	$-	$(54,742,961)	$(2,389,417)

Balance, December 31, 2023	2,403,795	$2,404	1,334,408,773	$1,334,415	$56,865,961	$564,000	$-	$(60,125,032)	$(1,358,252)
Cash received for Preferred Stock payable	-	-	-	-	-	-	2,500,000	-	2,500,000
Preferred stock issued as compensation	1,000	1	-	-	477,446	-	-	-	477,447
Stock based compensation - options	-	-	-	-	297,056	-	-	-	297,056
Net loss for the three months ended March 31, 2024	-	-	-	-	-	-	-	(1,860,809)	(1,860,809)
Balance, March 31, 2024	2,404,795	$2,405	1,334,408,773	$1,334,415	$57,640,463	$564,000	$2,500,000	$(61,985,841)	$55,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,860,809)	$(883,288)
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Loss on impairment of intangible asset	20,202	-
Depreciation and amortization	7,305	8,050
Stock based compensation	774,503	462,163
Changes in assets and liabilities:
Accounts receivable	(130,596)	(784,769)
Amortization of ROU asset	13,211	-
Prepaid expenses and other assets	41,975	11,076
Accounts payable	(479,595)	(34,714)
Accrued expenses	(7,632)	117,315
Customer deposit	-	493,086
Operating lease liability	(7,878)	-
Deferred revenue	206,310	-
Net cash (used in) provided by operating activities	(1,423,004)	(611,081)

INVESTING ACTIVITIES
Net cash provided by (used in) financing activities	-	-

FINANCING ACTIVITIES
Proceeds from sale of common stock, net	-	556,006
Cash received for Preferred stock payable	2,500,000	-
Net cash provided by (used in) financing activities	2,500,000	556,006

Net increase in cash and cash equivalents	1,076,996	(55,075)

Cash and cash equivalents at beginning of period	110,899	55,831

Cash and cash equivalents at end of period	$1,187,895	$756

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AiADVERTISING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2024

1. BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of AiAdvertising, Inc. (“AiAdvertising,” “we,” “us,” “our,” or the “Company”) and its wholly-owned subsidiaries, have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by generally accepted accounting principles (“GAAP”) and should be read in conjunction with our consolidated financial statements and footnotes in the Company’s annual report on Form 10-K filed with the SEC on September 12, 2024. In the opinion of management, the unaudited Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries which the Company does not expect to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Going Concern

The accompanying Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying Consolidated Financial Statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital. Historically, the Company has obtained funds from investors since its inception through sales of our securities. The Company will also seek to generate additional working capital from increasing sales from its data sciences, creative, website development and digital advertising service offerings, and continue to pursue its business plan and purposes. As of March 31, 2024, the Company had negative working capital of $50,160. We have historically reported net losses, and negative cash flows from operations, which raised substantial doubt about the Company’s ability to continue as a going concern in previous years. The appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital. Historically, the Company has obtained funds from investors since its inception through sales of our securities. The Company will also seek to generate additional working capital from increasing sales from its Ai Platform, creative, website development and digital advertising service offerings, and continue to pursue its business plan and purposes.

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

The Consolidated Financial Statements include the Company and its wholly owned subsidiaries CLWD Operations, Inc., a Delaware corporation (“CLWD Operations”), and Giles Design Bureau, Inc., a Nevada corporation (“Giles Design Bureau”). All significant inter-company transactions are eliminated in consolidation of the financial statements.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contractual terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the allowance account at March 31, 2024 and December 31, 2023 was $191,889.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2024, the Company held cash and cash equivalents in the amount of $1,187,895, which was held in the Company’s operating bank accounts.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $7,305 and $8,049 for the three months ended March 31, 2024, and 2023, respectively.

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of our income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations includes digital advertising revenue. We also offer professional services such as development services. The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 606, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work on the balance sheet as costs in excess of billings. The terms of services contracts generally are for periods of less than one year. The deferred revenue and customer deposits as of March 31, 2024, and December 31, 2023, were $739,696 and $533,386, respectively. The costs in excess of billings as of March 31, 2024, and December 31, 2023, was $0.

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $147,205 and $58,648 for the three months ended March 31, 2024, and 2023, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $137,705 and $3,800 for the three months ended March 31, 2024, and 2023, respectively.

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

Intangible assets are comprised of the following, presented as net of amortization:

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202. During the three months ended March 31, 2024, the Company decided not to renew its rights to the domain name and recorded an impairment to intangible assets in the amount of $20,202.

March 31, 2024

	AiAdvertising	Total
Domain name	-	-
Total	$-	$-

December 31, 2023

	AiAdvertising	Total
Domain name	20,202	20,202
Total	$20,202	$20,202

Concentrations of Business and Credit Risk

The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk. The Company typically offers its customers credit terms. The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral. In the event of nonpayment, the Company has the ability to terminate services. As of March 31, 2024, the Company held cash and cash equivalents in the amount of $1,187,895 which was held in the operating bank accounts. Of this amount, $784,644 is held in amounts exceeding the FDIC insured limit of $250,000 for each account. For further discussion on Concentrations see footnote 9.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended March 31, 2024, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2024, based on the grant date fair value estimated. Stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2024, is based on awards ultimately expected to vest or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the three months ended March 31, 2024, and 2023 was $774,503 and $462,163, respectively.

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

For the three months ended March 31, 2024, the Company has excluded 934,900,000 shares of common stock underlying options, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 86,021 Series D Preferred shares convertible into 215,052,500 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock, 3,165,584 Series I preferred shares convertible into 1,266,233,600 shares of common stock, and 162,703,869 shares of common stock underlying warrants, because their impact on the loss per share is anti-dilutive. During the three months ended March 31, 2024, the balance of the above-mentioned shares is excluded in the calculation for diluted earnings per share.

For the three months ended March 31, 2023, the Company has excluded 759,733,332 shares of common stock underlying options, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 86,021 Series D Preferred shares convertible into 215,052,500 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock and 162,703,869 shares of common stock underlying warrants, because their impact on the loss per share is anti-dilutive. During the three months ended March 31, 2023, the above-mentioned shares are excluded in the calculation for diluted earnings per share.

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

For the three months ended March 31, 2024, we used the federal tax rate of 21% in our determination of the deferred tax assets and liabilities balances.

For the three months ended March 31, 2024
Current tax provision:
Federal
Taxable income	$-
Total current tax provision	$-

Deferred tax provision:
Loss carryforwards	$6,468,505
Change in valuation allowance	(6,468,505)
Total Deferred tax provision	$-

Recently Adopted Accounting Pronouncements

The Company does not elect to delay complying with any new or revised accounting standards, but to apply all standards required of public companies, according to those required application dates.

Management reviewed accounting pronouncements issued during the quarter ended March 31, 2024, and no pronouncements were adopted during the period.

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

5.	Recognize revenue when (or as) we satisfy a performance obligation

The Company uses several means to satisfy the performance obligations:

a.	Billable Hours – The Company employs a time tracking system where employees record their time by project. This method of satisfaction is used for time and material projects, change orders, website edits, revisions to designs, and any other project that is hours-based. The hours satisfy the performance obligation as the hours are incurred.

b.	Ad Spend – To satisfy ad spend, the Company generates analytical reports monthly or as required to show how the ad dollars were spent and how the targeting resulted in click-throughs. The ad spend satisfies the performance obligation, regardless of the outcome or effectiveness of the campaign. In addition, the Company utilizes third party invoices after the ad dollars are spent, in order to satisfy the obligation.

c.	Milestones – If the contract requires milestones to be hit, then the Company satisfies the performance obligation when that milestone is completed and presented to the customer for review. As each phase of a project is complete, we consider it as a performance obligation being satisfied and transferred to the customer. At this point, the customer is invoiced the amount due based on the transaction pricing for that specific phase and/or we apply the customer deposit to recognize revenue.

d.	Monthly Retainer – If the contract is a retainer for work performed, then the customer is paying the Company for its expertise and accessibility, not for a pre-defined amount of output. In this case, the obligation is satisfied at the end of the period, regardless of the amount of work effort required.

Historically, the Company generates income from four main revenue streams: Platform, creative design, web development, and digital marketing. Each revenue stream is unique, and includes the following features:

Platform

We provide a subscription-based, end-to-end Ad Management Campaign Performance Platform. We believe in harnessing the power of artificial intelligence (AI) and machine learning (ML) to eliminate waste and maximize return on digital ad spend. The platform empowers brands and agencies to easily target, predict, create, scale, and measure hyper-personalized campaigns. We prove what works and what doesn’t, enabling our clients to make informed and strategic decisions impacting their bottom lines positively. We classify revenue as a percentage of the ad spend budget or as a monthly fixed fee for the platform license subscription. Contracts are generated to assure both the Company, and the client are committed to partnership, agree to the defined terms and conditions, and are typically for one year. The transaction price is usually a percentage of the media budget, which is subject to change on a case-by-case basis. The Company evaluates the fair value of the platform license obligation by using the expected cost-plus margin approach to determine the reasonableness of the transaction price. The Company recognizes revenue when performance obligations are met, such as the ad spend has run for percentage-based contracts. If the platform license fee is fixed, then the obligation is earned at the end of the period, regardless of how much media spend is performed.

Creative Design

We provide branding and creative design services, which we believe, set apart our clients from their competitors and establish them in their specific markets. We believe in showcasing our clients’ brands uniquely and creatively to infuse the public with curiosity to learn more. We classify revenue as creative design that includes branding, photography, copyrighting, printing, signs and interior design. Contracts are generated to assure both the Company, and the client are committed to partnership and both agree to the defined terms and conditions and are typically less than one year. The Company recognizes revenue when performance obligations are met, usually when creative design services obligations are complete, when the hours are recorded, designs are presented, website themes are complete, or any other criteria as mutually agreed.

Web Development

We develop websites that attract high levels of traffic for our clients. We offer our clients the expertise to manage and protect their website, and the agility to adjust their online marketing strategy as their business expands. We classify revenue as web development that includes website coding, website patch installs, ongoing development support and fixing inoperable sites. Contracts are generated to assure both the Company, and the client are committed to the partnership and both agree to the defined terms and conditions. Although most projects are long-term (6-8 months) in scope, we do welcome short-term projects which are invoiced as the work is completed at a specified hourly rate. The Company records web development revenue as earned, when the developer hours are recorded (if time and materials arrangements) or when the milestones are achieved (if a milestone arrangement).

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

The Company has credit risk included in creative design and digital marketing revenues are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, supplies, and the largest component, digital advertising. We have determined, based on our review, that the amounts classified as reimbursable costs should be recorded as gross (principal), due to the following factors:

-	The Company is the primary obligor in the arrangement;

-	We have latitude in establishing price;

-	We have discretion in supplier selection; and

-	The Company has credit risk

For the three months ended March 31, 2024, and 2023 (unaudited), revenue was disaggregated into the four categories as follows:

	Three months ended March 31, 2024 (unaudited)			Three months ended March 31, 2023 (unaudited)
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Design	484,310	-	484,310	275,790	-	275,790
Development	-	-	-	28,000	-	28,000
Digital Marketing	1,387,164	-	1,387,164	1,759,683	-	1,759,683
Platform License	147,849	-	147,849	111,979	-	111,979
Total	$2,019,323	$-	$2,019,323	$2,175,452	$-	$2,175,452

4. LIQUIDITY AND OPERATIONS

The Company had a net loss of $1,860,809 for the three months ended March 31, 2024, a net loss of $883,288 for the three months ended March 31, 2023, and net cash used in operating activities of $(1,423,004) and $(611,081), in the same periods, respectively.

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

During the three months ended March 31, 2024, the Company decided not to renew its rights to the domain name and recorded an impairment to intangible assets in the amount of $20,202.

The Company’s intangible assets consist of the following:

		March 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	-	-	-	20,202	-	20,202
Total	$-	$-	$-	$20,202	$-	$20,202

Total amortization expense charged to operations for the three months ended March 31, 2024, and 2023 was $0.

6. CAPITAL STOCK

At March 31, 2024 and December 31, 2023, the Company’s authorized stock consists of 10,000,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value of $0.001 per share. The rights, preferences, and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders. As of the date of this report, the Board has designated Series A, Series B, Series C, Series D, Series E, Series F, Series G, Series H, Series I, Series J, and Series K Preferred Stock.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends, payable quarterly, out of any assets of the Company legally available therefore, at the rate of $8 per share annually, payable in preference and priority to any payment of any dividend on the common stock. As of March 31, 2024 and December 31, 2023, the Company had zero shares of Series A Preferred Stock outstanding. As of March 31, 2024 and December 31, 2023, the balance owed on the Series A Preferred stock dividend was zero.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock has a stated value of $100. The Series B Preferred Stock is convertible into shares of the Company’s common stock in amount determined by dividing the stated value by a conversion price of $0.004 per share. The Series B Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series B Preferred Stock. As of March 31, 2024, and December 31, 2023, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $100. The Series C Preferred Stock is convertible into shares of the Company’s common stock in the amount determined by dividing the stated value by a conversion price of $0.01 per share. The Series C Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series C Preferred Stock. As of March 31, 2024, and December 31, 2023, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock has a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue means the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. The Series D Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series D Preferred Stock. As of March 31, 2024, and December 31, 2023, the Company had 86,021 shares of Series D Preferred Stock outstanding. During the three months ended March 31, 2024, and 2023, the Company paid dividends of $0 to the holders of Series D Preferred stock. As of March 31, 2024, and December 31, 2023, the balance owed on the Series D Preferred stock dividend was zero.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock has a stated value of $100. The Series E Preferred Stock is convertible into shares of the Company’s common stock in an amount determined by dividing the stated value by a conversion price of $0.05 per share. The Series E Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series E Preferred Stock. As of March 31, 2024, and December 31, 2023, the Company had 10,000 shares of Series E Preferred Stock outstanding.

Series F Preferred

The Company has designated 800,000 shares of its preferred stock as Series F Preferred Stock. Each share of Series F Preferred Stock has a stated value of $25. The Series F Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series F Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the Company’s common stock. The Series F Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation. To the extent it may lawfully do so, the Company may, in its sole discretion, after the first anniversary of the original issuance date of the Series F Preferred Stock, redeem any or all of the then outstanding shares of Series F Preferred Stock at a redemption price of $25 per share plus any accrued but unpaid dividends. The Series F Preferred Stock was offered in connection with the Company’s offering under Regulation A under the Securities Act of 1933, as amended. As of March 31, 2024, and December 31, 2023, the Company had zero shares of Series F Preferred Stock outstanding, and the balance on stock dividend was zero.

Series G Preferred

On February 6, 2020, the Company designated 2,600 shares of its preferred stock as Series G Preferred Stock. Each share of Series G Preferred Stock has a stated value of $100. The Series G Preferred Stock is convertible into shares of the Company’s common stock in an amount determined by dividing the stated value by a conversion price of $0.0019 per share. The Series G Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series G Preferred Stock. As of March 31, 2024, and December 31, 2023, the Company had 2,597 shares of Series G Preferred Stock outstanding.

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

On September 29, 2021, the Company filed a certificate of withdrawal with the Secretary of State of Nevada, to withdraw the Company’s existing certificate of designation of Series H Preferred Stock, filed a certificate of designation for a new series of Series H Preferred Stock with the Secretary of State of Nevada, and issued 1,000 shares of Series H Preferred Stock to Andrew Van Noy, the Company’s chief executive officer, for services rendered. As of March 31, 2024, and December 31, 2023, the Company had zero shares of Series H Preferred stock outstanding.

Series I Preferred

On April 10, 2023, the Company designated 3,000,000 shares of its preferred stock as Series I Preferred Stock. Each share of Series I Preferred Stock has a stated value of $0.001. The Series I Preferred Stock is convertible into shares of the Company’s common stock at the option of the shareholder, at any time and from time to time, into four hundred (400) fully-paid and non-assessable shares of Common stock. The Series I Preferred Stock has voting rights equal to 400 common votes per Series I share on all matters upon which the holders of Common stock of the Company are entitled to vote, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series I Preferred Stock.

On April 11, 2023, Hexagon Partners, Ltd. purchased 2,272,727 shares of Series I Preferred Stock at a purchase price of $2.20 per share. The Company also granted the Purchaser a six-month option (the “Hexagon Purchase Agreement”) from the date of the initial closing to purchase (i) up to 333,333 additional shares of Series I Preferred Stock for a purchase price of $6.00 per share, and (ii) up to 312,500 shares of Series I Preferred Stock for a purchase price of $7.20 per share. For so long as at least 50% of the Series I Preferred Stock purchased have not been redeemed by the Company or converted into common stock of the Company, Hexagon will have the right to designate two directors to the Company’s Board of Directors (the “Board”), and the Company may not increase the size of the Board above six directors without Hexagon’s prior written consent.

On January 29, 2024, the Company and Hexagon Partners amended the terms of the Hexagon Purchase Agreement (the “Amendment”). The Amendment provides for a ten-month option from the initial closing of the Purchase Agreement, to purchase (i) a second tranche consisting of up to 892,857 additional shares of Preferred Stock, at a price equal to $2.80 per share (the “Tranche B Option”), and (ii) a third tranche consisting of up to 168,269 additional shares of Preferred Stock, at a price equal to $10.40 per share. On January 30, 2024, the Purchaser exercised the Tranche B Option and the Company sold to the Purchaser 892,857 shares of Series I Preferred Stock at a price of $2.80 per share for gross proceeds of $2,500,000. The Company did not have a sufficient number of shares of Series I Preferred Stock authorized at the time the 892,857 shares were sold, and the amount of $2,500,000 has been recorded as Preferred Stock Payable on the Company’s balance sheet at March 31, 2024. See note 11.

As of March 31, 2024 and December 31, 2023, the Company had 2,272,727 shares of Series I Preferred Stock outstanding.

Series J Junior Participating Preferred

On June 7, 2023, the Company designated 700,000 shares of its preferred stock as Series J Junior Participating Preferred Stock. Each share of Series J Preferred Stock has a stated value of $0.001. Pursuant to the Rights Agreement, the Board declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, held by the shareholders of the Company at the close of business on June 7, 2023 (the “Record Date”). Holders of the Company’s warrants and certain of its existing preferred stock (including the Series I Preferred stock issued pursuant to the Purchase Agreement) as of the Record Date were also issued one Right for each share of common stock that such holders would be entitled to receive upon full exercise or conversion of their warrants or existing preferred stock, as applicable. Each Right will entitle the holder to purchase one ten-thousandth of a share of Series J Junior Participating Preferred Stock, of the Company (the “Series J Preferred Shares”) at the purchase price set forth in the Rights Agreement. If issued, holders of the Series J Preferred Stock shall be entitled to receive 10,000 times the value of all declared cash and non-cash dividends paid to any and all junior classes of capital stock. The Series J Preferred Stock has voting rights equal to 10,000 votes on all matters upon which the holders of Common stock of the Company are entitled to vote, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series J Preferred Stock. As of March 31, 2024, and December 31, 2023, the Company had zero shares of Series J Preferred Stock outstanding.

Series K Preferred

On March 21, 2024, the Company designated 1,000 shares of its preferred stock as Series K Preferred Stock.  The Series K Preferred Stock is not convertible into shares of the Company's common stock and entitles the holder to 51% of the voting power of the Company’s shareholders, as set forth in the Certificate of Designation.  As of March 31, 2024, the Company had 1,000 shares of Series K Preferred Stock outstanding and held by Gerard Hug, the Chief Executive Officer of the Company.  The 1,000 shares of Series K Preferred stock provided for automatic redemption by the Company at the par value of $0.001 per share on the sooner of: 1) sixty days (60) from the effective date of the Certificate of Designation, 2) on the date Gerard Hug ceases to serve as an officer, director or consultant of the Company, or 3) on the date that the Company’s shares of common stock first trade on any national securities exchange.  For the quarter ended March 31, 2024, the Company estimated the value of the Series K Preferred shares to be $477,000, which was included in SG&A expenses on the Income Statement and in cash flows from operating activities on the statement of cash flows.  On March 31, 2024, there were 1,000 shares of Series K Preferred Stock outstanding. See note 11.

Common

Activity during the three months ended March 31, 2024

None.

Activity during the three months ended March 31, 2023

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

The fair value of options granted during the three months ending March 31, 2024 and 2023, were determined using the Black Scholes method with the following assumptions:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Risk free interest rate	3.97%	-%
Stock volatility factor	132.75%	-%
Weighted average expected option life	5 years	- years
Expected dividend yield	-%	-%

A summary of the Company’s stock option activity and related information follows:

	Three months ended March 31, 2024		Year ended December 31, 2023
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding - beginning of year	875,566,666	$0.0086	879,733,332	$0.0092
Granted	60,000,000	0.0070	100,000,000	0.0100
Exercised	-		(9,222,228)	0.0057
Forfeited	(666,666)	0.0019	(94,944,438)	0.0185
Outstanding - end of the year	934,900,000	$0.0083	875,566,666	$0.0086
Exercisable at the end of the year	784,483,562	$0.0079	764,321,982	$0.0077
Weighted average fair value of options granted during the period		$420,000		$1,000,000

As of March 31, 2024 and December 31, 2023, the intrinsic value of the stock options was approximately $749,020 and $643,860, respectively. Stock option expense for the three months ended March 31, 2024, and 2023, was $297,056 and $462,163, respectively.

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

The weighted average remaining contractual life of options outstanding, as of March 31, 2024, was as follows:

Exercise prices	Number of options outstanding	Weighted Average remaining contractual life (years)

$0.0018	17,000,000	1.17
$0.0019	249,900,000	2.50
$0.0053	10,000,000	5.53
$0.0068	307,000,000	1.77
$0.0100	100,000,000	4.18
$0.0130	15,000,000	5.59
$0.0131	60,000,000	5.37
$0.0150	35,000,000	5.40
$0.0295	81,000,000	0.84
$0.0070	60,000,000	4.78
	934,900,000

Warrants

As of March 31, 2024, and December 31, 2023, there were 162,703,869 warrants outstanding. There were no warrants issued during the three months ended March 31, 2024, and 2023.

A summary of the Company’s warrant activity and related information follows:

	Three months ended March 31, 2024		Year ended December 31, 2023
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding - beginning of period	162,703,869	$0.048	162,703,869	$0.048
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding - end of period	162,703,869	$0.048	162,703,869	$0.048
Exercisable at the end of period	162,703,869	$0.048	162,703,869	$0.048
Weighted average fair value of warrants granted during the period		$-		$-

Warrant expense for the three months ended March 31, 2024 and 2023 was $0.

8. RELATED PARTIES

In March 2023, AiAdvertising contracted with Parscale Strategy to bolster sales efforts to bring in new clients. Parscale Strategy is wholly owned by Brad Parscale. Post Hexagon Partners purchasing 49% of the outstanding capital stock of AiAdvertising in April 2023, Brad Parscale is no longer a related party, and the contract is still in effect as of March 31, 2024.

In February 2023, The Design Annex contracted with AiAdvertising to outsource certain creative design and social media marketing activities and AiAdvertising contracted with The Design Annex to perform certain creative design activities. The Design Annex is wholly owned by Jill Giles. Post Hexagon Partners purchasing 49% of the outstanding capital stock of AiAdvertising in April 2023, Jill Giles is no longer a related party, and the contracts are still in effect as of March 31, 2024.

9. CONCENTRATIONS

For the three months ended March 31, 2024, and 2023, the Company had three major customers who represented approximately 49% and 63% of total revenue, respectively. At March 31, 2024 and December 31, 2023, accounts receivable from three customers represented approximately 75% and 72% of total accounts receivable, respectively. The three customers comprising the concentration within the accounts receivable are the same customers that comprise the concentration with the revenues discussed above.

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

Operating Leases

On August 1, 2022, the Company signed a lease agreement with JJ Real Co., an unrelated party, which commenced on August 1, 2022, for approximately 2,000 square feet, located at 1114 S St. Mary’s Street - Suite 120, San Antonio, TX 78210, for $3,333 per month, includes a pro rata share of the common building expenses and each year the monthly lease payment is subject to change per the lease agreement. The lease expires on July 31, 2027. The lease expiration is greater than twelve months, thus included on the Balance Sheet as Right-of-Use lease. This lease does not include a residual value guarantee, nor do we expect any material exit costs. As of August 1, 2022, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. As of March 31, 2024, and December 31, 2023, the ROU asset and liability balances of this lease were $139,602 and $147,480, respectively. During February 2023, JJ Real Co transferred ownership of the building, and our lease located at 1114 S St. Mary’s - Suite 120, San Antonio, TX 78210, to Hooks Holding Ltd., a non-related party. No details of our lease or commitments have changed with the ownership transfer.

The following is a schedule, by years, of future minimum lease payments required under the operating and finance leases.

ROU Operating Leases
Nine months ending December 31, 2024	35,333
Year ending December 31, 2025	48,833
Year ending December 31, 2026	50,833
Year ending December 31, 2027	30,334
Year ending December 31, 2028	—
Thereafter	—
Total	$165,333
Less imputed interest	(25,731)
Total liability	$139,602

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Operating Leases	40 months	10%

(1)	This discount rate is consistent with our borrowing rates from various lenders.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time the Company considers to be material to the Company’s business or financial condition.

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to ASC TOPIC 855 as the date of the financial statements and has determined the following reportable events:

On April 8, 2024, our former Chief Executive Officer exercised 13,344,088 vested, in-the-money-options. The exercise was completed with a cashless transaction yielding a total of 9,822,731 newly issued shares.

On May 20, 2024, the Company redeemed 1,000 shares of its Series K Preferred stock at its par value of $0.001 per share. See note 6.

On October 9, 2024, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada (the “Certificate of Amendment”), thereby amending the Certificate of Designation of Preferences, Rights and Limitations of Series I Preferred Stock, as previously filed with the Secretary of State of the State of Nevada on April 10, 2023 (the “Certificate of Designation”). The Certificate of Amendment amended the Certificate of Designation to increase the authorized number of shares of Series I Preferred Stock from 3,000,000 to 3,400,000. The Certificate of Amendment became effective with the Secretary of State of the State of Nevada upon filing.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

The following Management’s Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and the related notes thereto as set forth in our Form 10-K for the year ended December 31, 2023, and the Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, herein, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under the “Risk Factors” section of the reports we file with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report, except as may by required under applicable law.

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

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balances of the allowance account at March 31, 2024 and December 31, 2023 were $191,889.

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

During the three months ended March 31, 2024, the Company decided not to renew its rights to the domain name “CLOUDCOMMERCE.COM” and recorded an impairment to intangible assets in the amount of $20,202.

Goodwill and Intangible assets are comprised of the following, presented as net of amortization:

March 31, 2024
	AiAdvertising	Total
Domain name	-	-
Total	$-	$-

	December 31, 2023
	AiAdvertising	Total
Domain name	20,202	20,202
Total	$20,202	$20,202

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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2024, and December 31, 2023, the Company has zero notes payable.

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

Management reviewed accounting pronouncements issued during the quarter ended March 31, 2024, and no pronouncements were adopted during the period.

Management reviewed accounting pronouncements issued during the year ended December 31, 2023, and no pronouncements were adopted during the period.

Recent Developments

Certificate of Amendment to Certificate of Designation of Series I Preferred Stock

On October 9, 2024, we filed a Certificate of Amendment with the Secretary of State of the State of Nevada (the “Certificate of Amendment”), thereby amending the Certificate of Designation of Preferences, Rights and Limitations of Series I Preferred Stock, as previously filed with the Secretary of State of the State of Nevada on April 10, 2023 (the “Certificate of Designation”). The Certificate of Amendment amended the Certificate of Designation to increase the authorized number of shares of Series I Preferred Stock from 3,000,000 to 3,400,000. The Certificate of Amendment became effective with the Secretary of State of the State of Nevada upon filing.

Results of Operations for the Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023

REVENUE

Total revenue for the three months ended March 31, 2024, decreased by $155,429 to $2,019,323, compared to $2,175,452 for the three months ended March 31, 2023. The decrease was primarily due to a decrease in client activity in Digital Marketing and Web Development, which was partially offset by increases in Creative Services and Platform revenues.

COST OF REVENUE

Cost of revenue for the three months ended March 31, 2024, increased by $139,824 to $1,795,273, compared to $ 1,655,449 for the three months ended March 31, 2023. The increase was primarily due to the increase in purchased media within digital marketing.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2024, increased by $662,061 to $2,064,657 compared to $1,402,596 for the three months ended March 31, 2023. The  increase was due increases in advertising and promotion, research and development, and cloud-based tools.

IMPAIRMENT OF INTANGIBLE ASSETS

During the three months ended March 31, 2024, we recorded an impairment in certain intangible assets consisting of domain names in the amount $20,202. There was no comparable transaction in the prior period.

OTHER INCOME AND EXPENSE

Total other income for the three months ended March 31, 2024, remained constant at zero compared to net other expense of $5 for the three months ended March 31, 2023.

NET LOSS

The net loss for the three months ended March 31, 2024, was $1,860,809, an increase of $977,521, compared to the net loss of $883,288 for the three months ended March 31, 2023. The increase in net loss for the period was primarily due to an increase in cost of revenue and SG&A expenses, primarily stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit of $50,160 on March 31, 2024, compared to a net working capital deficit of $1,493,314 on December 31, 2023.

Cash flow used in operating activities was $1,423,004 for the three months ended March 31, 2024, compared to cash flow used in operating activities of $611,081 for the three months ended March 31, 2023. The increase in cash flow used in operating activities of $811,923 was primarily due to increased net loss for the period, decrease in accounts payable to vendors from paying invoices faster, and a reduction in customer deposits from activating media budgets faster.

Cash flow provided by investing activities was $0 for the three months ended March 31, 2024, and 2023.

Cash flow provided by financing activities was $2,500,000 for the three months ended March 31, 2024, compared to cash flow provided by financing activities of $556,006 for the three months ended March 31, 2023. The increase in cash flow provided by financing activities of $1,943,994 was primarily due to the $2,500,000 cash received for the Series I preferred stock payable to Hexagon Partners.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2024, the Company had an equity line financing relationship with one investor. During the current period, the investor provides short-term financing under a stock purchase arrangement disclosed in footnote 6. The Company does not have any long-term sources of liquidity. As of March 31, 2024, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

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

Based on that evaluation, our management concluded that, due to material adjusting entries related to stock issuances, as of March 31, 2024, our disclosure controls and procedures were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Form 10-K filed with the SEC on September 12, 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

(a) Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Amendment to Certificate of Designation of Series I Preferred Stock (incorporated by reference to exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the SEC, dated October 11, 2024).
31.1	Section 302 Certification*
31.2	Section 302 Certification**
32.1	Section 906 Certification**
32.2	Section 906 Certification **
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIADVERTISING, INC.
(Registrant)

Dated: October 17, 2024	By:	/s/ Gerard Hug
Gerard Hug Chief Executive Officer (Principal Executive Officer)

/s/ John C. Small
John Small Chief Financial Officer (Principal Financial and Accounting Officer)