Form 10-Q
period 2024-06-30
AiAdvertising, Inc.
filed 2024-11-12
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2024.

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

Yes ☐ No ☒

As of November 12, 2024, the number of shares outstanding of the registrant’s common stock, par value $0.001, was 1,344,231,504.

i

PART I. - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)

ASSETS
Current assets:
Cash	$465,957	$110,899
Accounts receivable, net	504,827	517,344
Prepaid and other current Assets	104,379	58,982
Total current assets	1,075,163	687,225

Property and equipment, net	58,776	72,948
Right-of-Use assets	125,692	147,480

Other assets:
Lease deposit	10,369	8,939
Goodwill and other intangible assets, net	-	20,202
Total other assets	10,369	29,141

Total assets	1,270,000	936,794

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	1,245,529	1,567,751
Accrued expenses	216,652	46,430
Operating lease liability	37,657	33,572
Deferred revenue and customer deposit	781,399	533,386
Total current liabilities	2,281,237	2,181,139

Operating lease obligation, net of current portion	93,868	113,907

Total liabilities	2,375,105	2,295,046

Shareholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 Authorized shares:
Series A Preferred stock; 10,000 authorized; zero shares issued and outstanding	-	-
Series B Preferred stock; 25,000 authorized; 18,025 shares issued and outstanding	18	18
Series C Preferred stock; 25,000 authorized; 14,425 shares issued and outstanding	14	14
Series D Preferred stock; 90,000 authorized; 86,021 and 90,000 shares issued and outstanding	86	86
Series E Preferred stock; 10,000 authorized; 10,000 shares issued and outstanding	10	10
Series F Preferred stock; 800,000 authorized; zero shares issued and outstanding	-	-
Series G Preferred stock; 2,600 authorized; 2,597 shares issued and outstanding	3	3
Series H Preferred stock; 1,000 authorized; zero shares issued and outstanding	-	-
Series I Preferred stock; 3,000,000 authorized; 2,272,727 shares issued and outstanding	2,273	2,273
Series J Preferred stock; 700 authorized; zero shares issued and outstanding	-	-
Series K Preferred stock; 1,000 authorized; zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 10,000,000,000 and 2,000,000,000 authorized shares; 1,344,231,504 and 1,175,324,203 shares issued and outstanding, respectively	1,344,238	1,334,415
Additional paid in capital	57,933,119	56,865,961
Common stock payable, consisting of 5,000,000 shares valued at $0.1128	564,000	564,000
Preferred stock payable, consisting of 892,857 shares of Series I Preferred stock valued at $2.80	2,500,000	-

Accumulated deficit	(63,448,866)	(60,125,032)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,105,105)	(1,358,252)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,270,000	$936,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Revenue	$2,307,729	$1,594,041	$4,327,052	$3,768,793

Cost of Revenue	2,459,866	1,953,936	4,255,139	3,609,385
Gross Profit (loss)	(152,137)	(359,895)	71,913	159,408

Sales, general, and administrative expenses	1,306,990	1,965,349	3,371,647	3,367,945
Impairment of intangible assets	-	-	20,202	-
Total operating expenses	1,306,990	1,965,349	3,391,849	3,367,945

Loss from operations	(1,459,127)	(2,325,244)	(3,319,936)	(3,208,537)

Other income (expense):
Other income (expense)	(3,898)	435,021	(3,898)	435,026
Total other income (expense)	(3,898)	435,021	(3,898)	435,026

Loss from operations before income taxes	(1,463,025)	(1,890,223)	(3,323,834)	(2,773,511)

Provision for income taxes	-	-	-	-

Net Loss	(1,463,025)	(1,890,223)	(3,323,834)	(2,773,511)

Dividends on preferred stock	-	-	-	-

Net loss attributable to common shareholders	$(1,463,025)	$(1,890,223)	$(3,323,834)	$(2,773,511)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average common shares outstanding:
Basic	1,348,367,967	1,329,921,400	1,343,888,370	1,281,214,213
Diluted	1,348,367,967	1,329,921,400	1,343,888,370	1,281,214,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Preferred Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Payable	Deficit	Total

Balance, March 31, 2023	131,068	$131	1,315,856,715	$1,315,863	$50,473,550	$564,000	$-	$(54,742,961)	$(2,389,417)
Proceeds from issuance of preferred stock	2,272,727	2,273	-	-	4,997,727				5,000,000
Proceeds from issuance of common stock	-	-	14,620,945	14,620	28,801	-	-	-	43,421
Stock based compensation	-	-	-	-	374,098	-	-	-	374,098
Cashless exercise of stock options	-	-	3,931,113	3,931	(3,931)	-	-	-	-
Net loss for the three months ended June 30, 2023	-	-	-	-	-	-	$-	(1,890,223)	(1,890,223)
Balance, June 30, 2023	2,403,795	$2,404	1,334,408,773	$1,334,414	$55,870,245	$564,000	$-	$(56,633,184)	$1,137,879

Balance, December 31, 2022	131,068	$131	1,175,324,203	$1,175,330	$49,595,914	$564,000	$-	$(53,859,673)	$(2,524,298)
Proceeds from issuance of preferred stock	2,272,727	2,273	-	-	4,997,727				5,000,000
Proceeds from issuance of common stock	-	-	155,153,457	155,153	444,274	-	-	-	599,427
Stock based compensation	-	-	-	-	836,261	-	-	-	836,261
Cashless exercise of stock options	-	-	3,931,113	3,931	(3,931)	-	-	-	-
Net loss for the six months ended March 31, 2023	-	-	-	-	-	-	-	(2,773,511)	(2,773,511)
Balance, June 30, 2023	2,403,795	$2,404	1,334,408,773	$1,334,414	$55,870,245	$564,000	$-	$(56,633,184)	$1,137,879

Balance, March 31, 2024	2,404,795	$2,405	1,334,408,773	$1,334,415	$57,640,463	$564,000	$2,500,000	$(61,985,841)	$55,442
Stock based compensation - options	-	-	-	-	302,479	-		-	302,479
Cashless exercise of stock options	-	-	9,822,731	9,823	(9,823)	-	-	-	-
Redemption of Series K Preferred Stock	(1,000)	(1)	-	-	-	-	-	-	(1)
Net loss for the three months ended June 30, 2024	-	-	-	-	-	-		(1,463,025)	(1,463,025)
Balance, June 30, 2024	2,403,795	$2,404	1,344,231,504	$1,344,238	$57,933,119	$564,000	$2,500,000	$(63,448,866)	$(1,105,105)
		-	-	-	-	-	-	-
Balance, December 31, 2023	2,403,795	$2,404	1,334,408,773	$1,334,415	$56,865,961	$564,000	$-	$(60,125,032)	$(1,358,252)
Cash received for Series I Preferred Stock payable	-	-	-	-	-	-	2,500,000	-	2,500,000
Cashless exercise of stock options	-	-	9,822,731	9,823	(9,823)	-	-	-	-
Preferred stock issued as compensation	1,000	1	-	-	477,446	-	-	-	477,447
Redemption of Series K Preferred Stock	(1,000)	(1)	-	-	-	-	-	-	(1)
Stock based compensation - options	-	-	-	-	599,535	-	-	-	599,535
Net loss for the six months ended June 30, 2024	-	-	-	-	-	-	-	(3,323,834)	(3,323,834)
Balance, June 30, 2024	2,403,795	$2,404	1,344,231,504	$1,344,238	$57,933,119	$564,000	$2,500,000	$(63,448,866)	$(1,105,105)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,323,834)	$(2,773,511)
Adjustment to reconcile net loss to net cash used in operating activities:
Loss on impairment of intangible asset	20,202	-
Depreciation and amortization	14,172	16,099
Stock based compensation	1,076,982	836,261
Recovery of doubtful accounts	(80,469)	-
Changes in assets and liabilities:
Accounts receivable	92,986	(632,632)
Amortization of ROU asset	21,788	-
Prepaid expenses and other assets	(46,827)	(97,783)
Accounts payable	(322,222)	(624,520)
Accrued expenses	170,222	(15,688)
Customer deposit	-	46,162
Operating lease liability	(15,954)	-
Deferred revenue	248,013	-
Net cash used in operating activities	(2,144,941)	(3,245,612)

INVESTING ACTIVITIES
Cash paid for fixed assets	-	-
Proceeds from sale of discontinued operations	-	-
Net cash provided by (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from sale of common stock, net	-	599,427
Proceeds from sale of preferred stock	2,500,000	5,000,000
Redemption of Series K Preferred stock	(1)	-
Net cash provided by financing activities	2,499,999	5,599,427

Net increase in cash and cash equivalents	355,058	2,353,815

Cash and cash equivalents at beginning of period	110,899	55,831

Cash and cash equivalents at end of period	$465,957	$2,409,646

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right of use asset exchanged for lease liability	$-	$6,655
Exercise of stock options	$9,823	$3,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AiADVERTISING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2024

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

Going Concern

The accompanying Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying Consolidated Financial Statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital. Historically, the Company has obtained funds from investors since its inception through sales of our securities. The Company will also seek to generate additional working capital from increasing sales from its data sciences, creative, website development and digital advertising service offerings, and continue to pursue its business plan and purposes. As of June 30, 2024, the Company had negative working capital of $1,206,074. We have historically reported net losses, and negative cash flows from operations, which raised substantial doubt about the Company’s ability to continue as a going concern in previous years. The appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital. Historically, the Company has obtained funds from investors since its inception through sales of our securities. The Company will also seek to generate additional working capital from increasing sales from its Ai Platform, creative, website development and digital advertising service offerings, and continue to pursue its business plan and purposes.

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

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contractual terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. During the six months ended June 30, 2024 and 2023, the Company wrote-off uncollectible accounts in the amount of $40,624 and $0, respectively. The balance of the allowance accounts at June 30, 2024 and December 31, 2023 was $70,796 and $191,889, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2024, the Company held cash and cash equivalents in the amount of $465,957, which was held in the Company’s operating bank accounts.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Length of the lease

Depreciation expenses were $14,172 and $16,099 for the six months ended June 30, 2024, and 2023, respectively.

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. We present revenue, net of customer incentives. Most of our income is generated from professional services and site development fees. We provide online marketing services that we purchase from third parties. The gross revenue presented in our statement of operations includes digital advertising revenue. We also offer professional services such as development services. The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 606, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If we have performed work for our clients, but have not invoiced clients for that work, then we record the value of the work on the balance sheet as costs in excess of billings. The terms of services contracts generally are for periods of less than one year. The deferred revenue and customer deposits as of June 30, 2024, and December 31, 2023, were $781,399 and $533,386, respectively. The costs in excess of billings as of June 30, 2024, and December 31, 2023, was $0.

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $147,205 and $141,260 for the six months ended June 30, 2024, and 2023, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $236,797 and $64,391 for the six months ended June 30, 2024, and 2023, respectively.

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

Intangible assets are comprised of the following, presented as net of amortization:

On June 26, 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, from a private party at a purchase price of $20,000, plus transaction costs of $202. During the six months ended June 30, 2024, the Company decided not to renew its rights to the domain name and recorded an impairment to intangible assets in the amount of $20,202.

June 30, 2024

	AiAdvertising	Total
Domain name	-	-
Total	$-	$-

December 31, 2023

	AiAdvertising	Total
Domain name	20,202	20,202
Total	$20,202	$20,202

Concentrations of Business and Credit Risk

The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk. The Company typically offers its customers credit terms. The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral. In the event of nonpayment, the Company has the ability to terminate services. As of June 30, 2024, the Company held cash and cash equivalents in the amount of $465,957 which was held in the operating bank accounts. Of this amount, $87,984 is held in amounts exceeding the FDIC insured limit of $250,000 for each account. For further discussion on Concentrations see footnote 9.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the six months ended June 30, 2024, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2024, based on the grant date fair value estimated. Stock-based compensation expense recognized in the consolidated statement of operations for the six months ended June 30, 2024, is based on awards ultimately expected to vest or has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense recognized in the consolidated statements of operations during the six months ended June 30, 2024, and 2023 was $1,076,982 and $836,261, respectively.

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

For the six months ended June 30, 2024, the Company has excluded 934,900,000 shares of common stock underlying options, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 86,021 Series D Preferred shares convertible into 215,052,500 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock, 3,165,584 Series I preferred shares convertible into 1,266,233,600 shares of common stock, and 162,703,869 shares of common stock underlying warrants, because their impact on the loss per share is anti-dilutive. During the three and six months ended June 30, 2024, the balance of the above-mentioned shares is excluded in the calculation for diluted earnings per share.

For the six months ended June 30, 2023, the Company has excluded 609,087,214 shares of common stock underlying options, 18,025 Series B Preferred shares convertible into 450,625,000 shares of common stock, 14,425 Series C Preferred shares convertible into 144,250,000 shares of common stock, 86,021 Series D Preferred shares convertible into 215,052,500 shares of common stock, 10,000 Series E Preferred shares convertible into 20,000,000 shares of common stock, 2,597 Series G Preferred shares convertible into 136,684,211 shares of common stock, 2,272,727 Series I preferred shares convertible into 909,090,800 shares of common stock, and 162,703,869 shares of common stock underlying warrants, because their impact on the loss per share is anti-dilutive. During the three and six months ended June 30, 2023, the Series I Preferred shares are included in the calculation for diluted earnings per share, resulting in 909,090,800 being added to the weighted average common and common equivalent shares outstanding. The balance of the above-mentioned shares are excluded in the calculation for diluted earnings per share.

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

For the six months ended June 30, 2024, we used the federal tax rate of 21% in our determination of the deferred tax assets and liabilities balances.

For the six months ended June 30, 2024
Current tax provision:
Federal
Taxable income	$-
Total current tax provision	$-

Deferred tax provision:
Loss carryforwards	$6,712,219
Change in valuation allowance	(6,712,219)
Total Deferred tax provision	$-

Recently Adopted Accounting Pronouncements

The Company does not elect to delay complying with any new or revised accounting standards, but to apply all standards required of public companies, according to those required application dates.

Management reviewed accounting pronouncements issued during the quarter ended June 30, 2024, and no pronouncements were adopted during the period.

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

Digital Marketing

We have a reputation for providing digital marketing services that get results. We classify revenue as digital marketing, including ad spend and digital ad support. Billable hours and advertising spending are estimated based on client-specific needs and subject to change with client concurrence. Revenue is recognized when ads are run on one of the third-party platforms or when the hours are recorded by the digital marketing specialist if the obligation relates to support or services.

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

The Company has credit risk included in creative design and digital marketing revenues are costs that are reimbursed by our clients, including third party services, such as photographers and stylists, supplies, and the largest component, digital advertising. We have determined, based on our review, that the amounts classified as reimbursable costs should be recorded as gross (principal), due to the following factors:

-	The Company is the primary obligor in the arrangement;

-	We have latitude in establishing price;

-	We have discretion in supplier selection; and

-	The Company has credit risk

For the six months ended June 30, 2024, and 2023 (unaudited), revenue was disaggregated into the four categories as follows:

	Six months ended June 30, 2024 (unaudited)			Six months ended June 30, 2023 (unaudited)
	Third Parties	Related Parties	Total	Third Parties	Related Parties	Total
Design	877,055	-	877,055	550,933	-	550,933
Development	-	-	-	28,000	-	28,000
Digital Marketing	3,027,648	-	3,027,648	2,922,620	-	2,922,620
Platform License	422,349	-	422,349	267,240	-	267,240
Total	$4,327,052	$-	$4,327,052	$3,768,793	$-	$3,768,793

4. LIQUIDITY AND OPERATIONS

The Company had a net loss of $3,323,834 for the six months ended June 30, 2024, a net loss of $2,773,511 for the six months ended June 30, 2023, and net cash used in operating activities of $(2,144,941) and $(3,245,612), in the same periods, respectively.

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

During the six months ended June 30, 2024, the Company decided not to renew its rights to the domain name and recorded an impairment to intangible assets in the amount of $20,202.

The Company’s intangible assets consist of the following:

		June 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	-	-	-	20,202	-	20,202
Total	$-	$-	$-	$20,202	$-	$20,202

Total amortization expense charged to operations for the six months ended June 30, 2024, and 2023 was $0.

6. CAPITAL STOCK

At June 30, 2024 and December 31, 2023, the Company’s authorized stock consists of 10,000,000,000 and 2,000,000,000 shares of common stock, respectively, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value of $0.001 per share. The rights, preferences, and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. The conversion of certain outstanding preferred stock could have a significant impact on our common stockholders. As of the date of this report, the Board has designated Series A, Series B, Series C, Series D, Series E, Series F, Series G, Series H, Series I, Series J, and Series K Preferred Stock.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends, payable quarterly, out of any assets of the Company legally available therefore, at the rate of $8 per share annually, payable in preference and priority to any payment of any dividend on the common stock. As of June 30, 2024, and December 31, 2023, the Company had zero shares of Series A Preferred Stock outstanding. As of June 30, 2024, and December 31, 2023, the balance owed on the Series A Preferred stock dividend was zero.

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock has a stated value of $100. The Series B Preferred Stock is convertible into shares of the Company’s common stock in amount determined by dividing the stated value by a conversion price of $0.004 per share. The Series B Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series B Preferred Stock. As of June 30, 2024, and December 31, 2023, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $100. The Series C Preferred Stock is convertible into shares of the Company’s common stock in the amount determined by dividing the stated value by a conversion price of $0.01 per share. The Series C Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series C Preferred Stock. As of June 30, 2024, and December 31, 2023, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock has a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue means the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. The Series D Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series D Preferred Stock. As of June 30, 2024, and December 31, 2023, the Company had 86,021 shares of Series D Preferred Stock outstanding. During the three months ended June 30, 2024, and 2023, the Company paid dividends of $0 to the holders of Series D Preferred stock. As of June 30, 2024, and December 31, 2023, the balance owed on the Series D Preferred stock dividend was zero.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock has a stated value of $100. The Series E Preferred Stock is convertible into shares of the Company’s common stock in an amount determined by dividing the stated value by a conversion price of $0.05 per share. The Series E Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series E Preferred Stock. As of June 30, 2024, and December 31, 2023, the Company had 10,000 shares of Series E Preferred Stock outstanding.

Series F Preferred

The Company has designated 800,000 shares of its preferred stock as Series F Preferred Stock. Each share of Series F Preferred Stock has a stated value of $25. The Series F Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series F Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the Company’s common stock. The Series F Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation. To the extent it may lawfully do so, the Company may, in its sole discretion, after the first anniversary of the original issuance date of the Series F Preferred Stock, redeem any or all of the then outstanding shares of Series F Preferred Stock at a redemption price of $25 per share plus any accrued but unpaid dividends. The Series F Preferred Stock was offered in connection with the Company’s offering under Regulation A under the Securities Act of 1933, as amended. As of June 30, 2024, and December 31, 2023, the Company had zero shares of Series F Preferred Stock outstanding, and the balance on stock dividend was zero.

Series G Preferred

On February 6, 2020, the Company designated 2,600 shares of its preferred stock as Series G Preferred Stock. Each share of Series G Preferred Stock has a stated value of $100. The Series G Preferred Stock is convertible into shares of the Company’s common stock in an amount determined by dividing the stated value by a conversion price of $0.0019 per share. The Series G Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series G Preferred Stock. As of June 30, 2024, and December 31, 2023, the Company had 2,597 shares of Series G Preferred Stock outstanding.

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

On September 29, 2021, the Company filed a certificate of withdrawal with the Secretary of State of Nevada, to withdraw the Company’s existing certificate of designation of Series H Preferred Stock, filed a certificate of designation for a new series of Series H Preferred Stock with the Secretary of State of Nevada, and issued 1,000 shares of Series H Preferred Stock to Andrew Van Noy, the Company’s chief executive officer, for services rendered. As of June 30, 2024, and December 31, 2023, the Company had zero shares of Series H Preferred stock outstanding.

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

On January 29, 2024, the Company and Hexagon Partners amended the terms of the Hexagon Purchase Agreement (the “Amendment”). The Amendment provides for a ten-month option from the initial closing of the Purchase Agreement, to purchase (i) a second tranche consisting of up to 892,857 additional shares of Preferred Stock, at a price equal to $2.80 per share (the “Tranche B Option”), and (ii) a third tranche consisting of up to 168,269 additional shares of Preferred Stock, at a price equal to $10.40 per share. On January 30, 2024, the Purchaser exercised the Tranche B Option and the Company sold to the Purchaser 892,857 shares of Series I Preferred Stock at a price of $2.80 per share for gross proceeds of $2,500,000. The Company did not have a sufficient number of shares of Series I Preferred Stock authorized at the time the 892,857 shares were sold, and the amount of $2,500,000 has been recorded as Preferred Stock Payable on the Company’s balance sheet at June 30, 2024. See note 11.

As of June 30, 2024, and December 31, 2023, the Company had 2,272,727 shares of Series I Preferred Stock outstanding.

Series J Junior Participating Preferred

On June 7, 2023, the Company designated 700,000 shares of its preferred stock as Series J Junior Participating Preferred Stock. Each share of Series J Preferred Stock has a stated value of $0.001. Pursuant to the Rights Agreement, the Board declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, held by the shareholders of the Company at the close of business on June 7, 2023 (the “Record Date”). Holders of the Company’s warrants and certain of its existing preferred stock (including the Series I Preferred stock issued pursuant to the Purchase Agreement) as of the Record Date were also issued one Right for each share of common stock that such holders would be entitled to receive upon full exercise or conversion of their warrants or existing preferred stock, as applicable. Each Right will entitle the holder to purchase one ten-thousandth of a share of Series J Junior Participating Preferred Stock, of the Company (the “Series J Preferred Shares”) at the purchase price set forth in the Rights Agreement. If issued, holders of the Series J Preferred Stock shall be entitled to receive 10,000 times the value of all declared cash and non-cash dividends paid to any and all junior classes of capital stock. The Series J Preferred Stock has voting rights equal to 10,000 votes on all matters upon which the holders of Common stock of the Company are entitled to vote, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series J Preferred Stock. As of June 30, 2024, and December 31, 2023, the Company had zero shares of Series J Preferred Stock outstanding.

Series K Preferred

On March 21, 2024, the Company designated 1,000 shares of its preferred stock as Series K Preferred Stock.  The Series K Preferred Stock is not convertible into shares of the Company’s common stock and entitles the holder to 51% of the voting power of the Company’s shareholders, as set forth in the Certificate of Designation.  As of March 31, 2024, the Company had 1,000 shares of Series K Preferred Stock outstanding and held by Gerard Hug, the Chief Executive Officer of the Company. The 1,000 shares of Series K Preferred stock provided for automatic redemption by the Company at the par value of $0.001 per share on the sooner of: 1) sixty days (60) from the effective date of the Certificate of Designation, 2) on the date Gerard Hug ceases to serve as an officer, director or consultant of the Company, or 3) on the date that the Company’s shares of common stock first trade on any national securities exchange.  For the quarter ended March 31, 2024, the Company estimated the value of the Series K Preferred shares to be $477,000, which was included in SG&A expenses on the Income Statement and in cash flows from operating activities on the statement of cash flows.

On May 20, 2024, the Company redeemed 1,000 shares of its Series K Preferred stock at its par value of $0.001 per share. As of June 30, 2024, there were 0 shares of Series K Preferred Stock outstanding. See note 11.

Common

Activity during the six months ended June 30, 2024

On April 8, 2024, our former Chief Executive Officer exercised 13,344,088 vested, in-the-money-options. The exercise was completed with a cashless transaction yielding a total of 9,822,731 newly issued shares.

Activity during the six months ended June 30, 2023

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

The fair value of options granted during the six months ending June 30, 2024, and 2023, were determined using the Black Scholes method with the following assumptions:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Risk free interest rate	3.97%	4.49%
Stock volatility factor	132.75%	206%
Weighted average expected option life	3.5 years	3.5 years
Expected dividend yield	-%	-%

A summary of the Company’s stock option activity and related information follows:

	Six months ended June 30, 2024		Year ended December 31, 2023
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding - beginning of year	875,566,666	$0.0086	879,733,332	$0.0092
Granted	60,000,000	0.0070	100,000,000	0.0100
Exercised	(13,344,088)	0.0019	(9,222,228)	0.0057
Forfeited	(666,666)	0.0019	(94,944,438)	0.0185
Outstanding - end of the year	921,555,912	$0.0086	875,566,666	$0.0086
Exercisable at the end of the year	791,167,784	$0.0082	764,321,982	$0.0077
Weighted average fair value of options granted during the period		$411,824		$1,000,000

As of June 30, 2024, and December 31, 2023, the intrinsic value of the stock options was approximately $0 and $643,860, respectively. Stock option expense for the six months ended June 30, 2024, and 2023, was $302,479 and $836,261, respectively.

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

The weighted average remaining contractual life of options outstanding as of June 30, 2024, was as follows:

Exercise prices	Number of options outstanding	Weighted Average remaining contractual life (years)

$0.0018	17,000,000	0.092
$0.0019	236,555,912	2.08
$0.0053	10,000,000	5.28
$0.0068	307,000,000	1.52
$0.0100	100,000,000	3.93
$0.0130	15,000,000	5.34
$0.0131	60,000,000	5.12
$0.0150	35,000,000	5.15
$0.0295	81,000,000	0.59
$0.0070	60,000,000	4.53
	921,555,912

Warrants

As of June 30, 2024, and December 31, 2023, there were 162,703,869 warrants outstanding. There were no warrants issued during the six months ended June 30, 2024, and 2023.

A summary of the Company’s warrant activity and related information follows:

	Six months ended June 30, 2024		Year ended December 31, 2023
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding - beginning of period	162,703,869	$0.048	162,703,869	$0.048
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding - end of period	162,703,869	$0.048	162,703,869	$0.048
Exercisable at the end of period	162,703,869	$0.048	162,703,869	$0.048
Weighted average fair value of warrants granted during the period		$-		$-

Warrant expense for the six months ended June 30, 2024, and 2023 was $0.

8. RELATED PARTIES

In March 2023, the Company contracted with Parscale Strategy to bolster sales efforts to bring in new clients. Parscale Strategy is wholly owned by Brad Parscale. Post Hexagon Partners purchasing 49% of the outstanding capital stock of the Company in April 2023, Brad Parscale is no longer a related party, and the contract is still in effect as of June 30, 2024.

In February 2023, The Design Annex contracted with the Company to outsource certain creative design and social media marketing activities and AiAdvertising contracted with The Design Annex to perform certain creative design activities. The Design Annex is wholly owned by Jill Giles. Post Hexagon Partners purchasing 49% of the outstanding capital stock of the Company in April 2023, Jill Giles is no longer a related party, and the contracts are still in effect as of June 30, 2024.

9. CONCENTRATIONS

For the six months ended June 30, 2024, and 2023, the Company had five and three major customers who represented approximately 55% and 63% of total revenue, respectively. At June 30, 2024 and December 31, 2023, accounts receivable from two and three customers represented approximately 47% and 72% of total accounts receivable, respectively. The two customers comprising the concentration within the accounts receivable are not included in the five customers that comprise the concentration with the revenues discussed above.

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

Operating Leases

On August 1, 2022, the Company signed a lease agreement with JJ Real Co., an unrelated party, which commenced on August 1, 2022, for approximately 2,000 square feet, located at 1114 S St. Mary’s Street - Suite 120, San Antonio, TX 78210, for $3,333 per month, includes a pro rata share of the common building expenses and each year the monthly lease payment is subject to change per the lease agreement. The lease expires on July 31, 2027. The lease expiration is greater than twelve months, thus included on the Balance Sheet as Right-of-Use lease. This lease does not include a residual value guarantee, nor do we expect any material exit costs. As of August 1, 2022, we determined that this lease meets the criterion to be classified as a ROU Asset and is included on the balance sheet as Right-Of-Use Assets. As of June 30, 2024, and December 31, 2023, the ROU asset and liability balances of this lease were $125,692 and $147,480, respectively. During February 2023, JJ Real Co transferred ownership of the building, and our lease located at 1114 S St. Mary’s - Suite 120, San Antonio, TX 78210, to Hooks Holding Ltd., a non-related party. No details of our lease or commitments have changed with the ownership transfer.

The following is a schedule, by years, of future minimum lease payments required under the operating and finance leases.

ROU Operating Leases
Six months ending December 31, 2024	35,834
Year ending December 31, 2025	49,333
Year ending December 31, 2026	51,333
Year ending December 31, 2027	17,333
Year ending December 31, 2028	—
Thereafter	—
Total	$153,833
Less imputed interest	(22,308)
Total liability	$131,525

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Discount Rate (1)
Operating Leases	37 months	10%

(1)	This discount rate is consistent with our borrowing rates from various lenders.

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

On October 11, 2024, the Company issued 892,857 shares of Series I Preferred Stock which had previously been subscribed at a price of $2.80 per share.

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

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balances of the allowance account at June 30, 2024 and December 31, 2023 were $70,796 and $191,889, respectively.

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

During the six months ended June 30, 2024, the Company decided not to renew its rights to the domain name “CLOUDCOMMERCE.COM” and recorded an impairment to intangible assets in the amount of $20,202.

Goodwill and Intangible assets are comprised of the following, presented as net of amortization:

June 30, 2024
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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2024, and December 31, 2023, the Company has zero notes payable.

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

Management reviewed accounting pronouncements issued during the quarter ended June 30, 2024, and no pronouncements were adopted during the period.

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

Results of Operations for the Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023

REVENUE

Total revenue for the three months ended June 30, 2024, increased by $713,688 to $2,307,729, compared to $1,594,041 for the three months ended June 30, 2023. The increase was primarily due to increases in Digital Marketing, Creative Design, and Platform License fees.

COST OF REVENUE

Cost of revenue for the three months ended June 30, 2024, increased by $505,930 to $2,459,866, compared to $1,953,936 for the three months ended June 30, 2023. The increase was primarily due to the increase in purchased media within digital marketing.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the three months ended June 30, 2024, decreased by $658,359 to $1,306,990 compared to $1,965,349 for the three months ended June 30, 2023. The decrease was due to concerted efforts to reduce costs across all expense categories, including payroll, promotion, and research and development.

OTHER INCOME (EXPENSE)

Total other income (expense) for the three months ended June 30, 2024, was $3,898, a change of $438,919 compared to other income (expense) of ($435,021) for the three months ended June 30, 2023. The Company received an ERC tax credit in the amount of $435,021 during the prior period for maintaining employment during the COVID-19 crisis; there was no comparable transaction during the current period.

NET LOSS

The net loss for the three months ended June 30, 2024, was $1,463,025, a decrease of $427,198 compared to the net loss of $1,890,223 for the three months ended June 30, 2023. The decrease in net loss for the period was primarily due to increased revenue, combined with reduced SG&A expenses, slightly offset by higher media purchasing costs.

Results of Operations for the Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023

REVENUE

Total revenue for the six months ended June 30, 2024, increased by $558,259 to 4,327,052 compared to $3,768,793 for the six months ended June 30, 2023. The increase was primarily due to an increase in Creative Design and Platform License fees.

COST OF REVENUE

Cost of revenue for the six months ended June 30, 2024, increased by $645,754 to $4,255,139 compared to $3,609,385 for the six months ended June 30, 2023. The increase was primarily due to the increase in purchased media within digital marketing.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the six months ended June 30, 2024, increased by $3,702 to $3,371,647 compared to $3,367,945 for the six months ended June 30, 2023. Due to the reduction in SG&A costs in the second quarter of fiscal 2024, SG&A costs for the year are essentially unchanged from the prior period.

IMPAIRMENT OF INTANGIBLE ASSETS

During the six months ended June 30, 2024, we recorded an impairment in certain intangible assets consisting of domain names in the amount $20,202. There was no comparable transaction in the prior period.

OTHER INCOME (EXPENSE)

Total other income (expense) for the six months ended June 30, 2024, was $3,898, a change of $438,919 compared to other income (expense) of ($435,021) for the three months ended June 30, 2023. The Company received an ERC tax credit in the amount of $435,021 during the prior period for maintaining employment during the COVID-19 crisis; there was no comparable transaction during the current period.

NET LOSS

The net loss for the six months ended June 30, 2024, was $3,323,834, an increase of $550,323 compared to the net loss of $2,773,511 for the six months ended June 30, 2023. The increase in net loss for the period was primarily due to a decrease in Other Income from the effect of the ERC credit in the prior period and an increase in SG&A expensed stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit of $1,206,074 on June 30, 2024, compared to a net working capital deficit of $992,461 on December 31, 2023.

Cash flow used in operating activities was $2,144,941 for the six months ended June 30, 2024, compared to cash flow used in operating activities of $3,245,612 for the six months ended June 30, 2023. The increase in cash flow used in operating activities of $811,923 was primarily due to changes in the components of working capital: changes in accounts receivable balances resulted in an increase in cash of $92,896 during the six months ended June 30, 2024, compared to ($632,632 during the prior period; and changes in deferred revenue resulted in an increase of cash in the amount of $248,013 during the six months ended June 30, 2024, compared to 0 during the prior period.

Cash flow provided by investing activities was $0 for the six months ended June 30, 2024, and 2023.

Cash flow provided by financing activities was $2,499,999 for the six months ended June 30, 2024, compared to cash flow provided by financing activities of $5,599,427 for the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company received proceeds of $2,500,000 from the sale of preferred stock, compared to $5,000,000 from the sale of preferred stock in the prior period. Also, during the prior period, the Company received proceeds of $599,427 from the sale of common stock. The Company also paid $1 for the redemption of preferred stock during the current period.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2024, the Company had an equity line financing relationship with one investor. During the current period, the investor provides short-term financing under a stock purchase arrangement disclosed in footnote 6. The Company does not have any long-term sources of liquidity. As of June 30, 2024, there were no unused sources of liquidity, nor were there any commitments of material capital expenditures.

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

Based on that evaluation, our management concluded that, due to material adjusting entries related to stock issuances, as of June 30, 2024, our disclosure controls and procedures were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

AIADVERTISING, INC.
(Registrant)

Dated: November 12, 2024	By:	/s/ Gerard Hug
Gerard Hug Chief Executive Officer (Principal Executive Officer)

/s/ John C. Small
John Small Chief Financial Officer (Principal Financial and Accounting Officer)