Form 10-Q
period 2024-09-30
AiAdvertising, Inc.
filed 2024-12-12
CIK 743758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2024.

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

(973)-818-2879

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

Yes ☐ No ☒

As of December 12, 2024, the number of shares outstanding of the registrant’s common stock, par value $0.001, was 1,344,231,504.

i

PART I. - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$630	$110,899
Accounts receivable, net	981,914	517,344
Prepaid and other current Assets	102,711	58,982
Total current assets	1,085,255	687,225

Property and equipment, net	52,792	72,948
Right-of-use asset	116,910	147,480

Other assets
Security deposits	10,369	8,939
Goodwill and other intangible asset, net	-	20,202
Total other assets	10,369	29,141
TOTAL ASSETS	1,265,326	936,794

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$1,581,094	$1,567,751
Accrued expenses	229,964	46,430
Operating lease liability	37,393	33,572
Deferred revenue and customer deposit	1,119,001	533,386
Total current liabilities	2,967,452	2,181,139

Operating lease obligation, net of current portion	85,516	113,907

Total liabilities	3,052,968	2,295,046
Commitment and Contingencies
Shareholders’ deficit
Preferred stock, $0.001 par value; 5,000,000 Authorized shares:
Series A Preferred stock; $0.001 par value; 10,000 authorized shares; zero shares issued and outstanding	-	-
Series B Preferred stock; $0.001; 25,000 authorized shares; 18,025 shares issued and outstanding	18	18
Series C Preferred stock; $0.001 par value; 25,000 authorized; 14,425 shares issued and outstanding	14	14
Series D Preferred stock; $0.001 par value; 90,000 authorized shares; 86,021 and 90,000 shares issued and outstanding as of September 30, 2024 and December 31, respectively	86	86
Series E Preferred stock; $0.001 par value, 10,000 authorized; 10,000 shares issued and outstanding	10	10
Series F Preferred stock; $0.001 par value, 800,000 authorized shares; zero shares issued and outstanding	-	-
Series G Preferred stock; $0.001 per share; 2,600 authorized shares; 2,597 shares issued and outstanding	3	3
Series H Preferred stock; $0.001 par value; 1,000 authorized shares; zero shares issued and outstanding	-	-
Series I Preferred stock; $0.001 par value; 3,000,000 authorized shares; 2,272,727 and zero shares issued and outstanding	2,273	2,273
Series J Preferred stock; $0.001 par value; 700 authorized shares; zero shares issued and outstanding	-	-
Series K Preferred stock; $0.001 par shar; 1,000 authorized shares; zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 10,000,000,000 and 2,000,000,000 authorized shares; 1,344,231,504 and 1,134,408,773 shares issued and outstanding, respectively	1,344,238	1,334,415
Additional paid-in capital	58,237,559	56,865,961
Common stock payable, consisting of 5,000,000 shares valued at $0.1128 per share	564,000	564,000
Preferred stock payable, consisting of 892,857 shares of Series I Preferred stock valued at $2.80 per share	2,500,000	-

Accumulated deficit	(64,435,843)	(60,125,032)

Total shareholders’ deficit	(1,787,642)	(1,358,252)
TOTAL LIABILITIES AND SHAREHOLDERS DEFICIT	$1,265,326	$936,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues	$2,236,899	$2,089,536	$6,563,951	$5,858,329

Cost of revenues	1,857,465	1,999,019	6,112,604	5,608,404
Gross profit	379,434	90,517	451,347	249,925

Operating expenses
Sales, general, and administrative expenses	1,366,830	1,624,662	4,738,477	4,992,607
Impairment on intangible asset			20,202
Total operating expenses	1,366,830	1,624,662	4,758,679	4,992,607

Loss from operations	(987,396)	(1,534,145)	(4,307,332)	(4,742,682)
Other income (expense)
Other income (expense)	419	-	(3,479)	-
Employee retention credit	-	-	-	435,026
Total other income (expense)	419	-	(3,479)	435,026
Loss from operations before income taxes	(986,977)	(1,534,145)	(4,310,811)	(4,307,656)

Provision for income taxes	-	-	-	-

Net loss	(986,977)	(1,534,145)	(4,310,811)	(4,307,656)

Dividends on preferred stock	-	-	-	-

Net loss attributable to common shareholders	$(986,977)	$(1,534,145)	$(4,310,811)	$(4,307,656)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average common shares outstanding, basic and diluted	1,349,231,505	1,329,921,400	1,345,682,415	1,281,214,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATMEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock	Preferred Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Payable	Deficit	Total

Balance, December 31, 2022	131,068	$131	1,175,324,203	$1,175,330	$49,595,914	$564,000	$-	$(53,859,673)	$(2,524,298)
Proceeds from issuance of preferred stock	2,272,727	2,273	-	-	4,997,727				5,000,000
Proceeds from issuance of common stock	-	-	155,153,457	155,153	444,274	-	-	-	599,427
Stock-based compensation	-	-	-	-	1,253,643	-	-	-	1,253,643
Cashless exercise of stock options	-	-	3,931,113	3,931	(3,931)	-	-	-	-
Net loss	-	-	-	-	-	-	-	(4,307,656)	(4,307,656)
Balance, September 30, 2023	2,403,795	$2,404	1,334,408,773	$1,334,414	$56,287,627	$564,000	$-	$(58,167,329)	$21,116
Balance, June 30, 2023	2,403,795	$2,404	1,334,408,773	$1,334,414	$55,870,245	$564,000	$-	$(56,633,184)	$1,137,879
Stock -based compensation - options	-	-	-	-	417,382	-	-	-	417,382
Net loss	-	-	-	-	-	-	-	(1,534,145)	(1,534,145)
Balance, September 30, 2023	2,403,795	$2,404	1,334,408,773	$1,334,414	$56,287,627	$564,000	$-	$(58,167,329)	$21,116
Balance, December 31, 2023	2,403,795	$2,404	1,334,408,773	$1,334,415	$56,865,961	$564,000	$-	$(60,125,032)	$(1,358,252)
Cash received for Series I Preferred Stock payable	-	-	-	-	-	-	2,500,000	-	2,500,000
Cashless exercise of stock options	-	-	9,822,731	9,823	(9,823)	-	-	-	-
Preferred stock issued as compensation	1,000	1	-	-	477,446	-	-	-	477,447
Redemption of Series K Preferred Stock	(1,000)	(1)	-	-	-	-	-	-	(1)
Stock- based compensation – options	-	-	-	-	903,975	-		-	903,975
Net loss	-	-	-	-	-	-	-	(4,310,811)	(4,310,811)
Balance, September 30, 2024	2,403,795	$2,404	1,344,231,504	$1,344,238	$58,237,559	$564,000	$2,500,000	$(64,435,843)	$(1,787,642)
Balance, June 30, 2024	2,403,795	$2,404	1,344,231,504	$1,344,238	$57,933,119	$564,000	$2,500,000	$(63,448,866)	$(1,105,105)
Stock- based compensation – options	-	-	-	-	304,440	-	-	-	304,440
Net loss ended	-	-	-	-	-	-	-	(986,977)	(986,977)
Balance, September 30, 2024	2,403,795	$2,404	1,344,231,504	$1,344,238	$58,237,559	$564,000	$2,500,000	$(64,435,843)	$(1,787,642)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIADVERTISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,310,811)	$(4,307,656)
Adjustment to reconcile net loss to net cash used in operating activities:
Loss on impairment of intangible asset	20,202	-
Depreciation and amortization	21,019	24,148
Stock-based compensation	1,381,422	1,253,643
Recovery of doubtful accounts	(80,469)	-
Changes in assets and liabilities:
Accounts receivable	(384,101)	(848,204)
Prepaid expenses and other assets	(45,159)	(89,020)
Accounts payable	13,343	(689,186)
Accrued expenses	183,534	54,618
Operating lease right-of-use asset and liability	6,000	-
Deferred revenue and customer deposit	585,615	(341,797)
Net cash used in operating activities	(2,609,405)	(4,943,454)

INVESTING ACTIVITIES
Payment of property and equipment	(863)	-
Net cash used in financing activities	(863)	-
FINANCING ACTIVITIES
Proceeds from sale of common stock, net	-	599,427
Proceeds from sale of preferred stock	2,500,000	5,000,000
Redemption of Series K Preferred stock	(1)	-
Net cash provided by financing activities	2,499,999	5,599,427

Net (decrease) increase in cash and cash equivalents	(110,269)	655,973

Cash and cash equivalents, beginning of period	110,899	55,831

Cash and cash equivalents, end of period	$630	$711,804

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use asset exchanged for lease liability	$-	$6,655
Cashless exercise of stock options	$9,823	$3,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AiADVERTISING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2024

NOTE 1. BASIS OF PRESENTATION

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2024, the Company had cash of $630 and a working capital deficit of $1,882,197. During the nine months ended September 30, 2024, the Company used $2,609,405 of cash in operations and incurred a net loss of $4,310,811, resulting in an accumulated deficit of $64,435,843.

Any additional capital that the Company may raise through the sale of equity or equity-backed securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the fair market value of AiAdvertising equity securities. The terms of the securities issued by the Company in future capital transactions may be more favorable to new investors and may include preferences, superior voting rights and the issuance of warrants or other derivative securities which may have a further dilutive effect. Furthermore, any additional debt or equity or other financing that we may need may not be available on terms favorable to us, or at all. If the Company is unable to obtain additional capital, the Company may have to curtail its growth plans or cut back on existing business. Further, the Company may not be able to continue operations if AiAdvertising does not generate sufficient revenues from operations. The Company may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. The Company may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our reported financial results.

The accompanying Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying Consolidated Financial Statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company historically does not generate significant revenues, and has negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital. There is no assurance that the Company can obtain capital on terms that are acceptable, or at all, to the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Consolidated Financial Statements include the Company and its wholly-owned subsidiaries CLWD Operations, Inc., a Delaware corporation and Giles Design Bureau, Inc., a Nevada corporation. All significant inter-company transactions are eliminated in consolidation of the financial statements.

Accounts Receivable

The Company extends credit to its customers, who are located nationwide. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contractual terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for credit allowance. After all attempts to collect a receivable have failed, the receivable is written off. The balance of the credit allowance account as of September 30, 2024 and December 31, 2023 was a $65,436 and $191,899, respectively.

AiADVERTISING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2024

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition, the allowance for accounts receivable credit allowance, fair value assumptions in accounting, intangible asset and long-lived asset impairments and adjustments, accounts payable, accrued expenses, deferred tax valuation allowance, and the fair value of stock options.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2024, and December 31, 2023, the Company had cash and cash equivalents $630 and $110,899, respectively,

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	7 Years
Computer equipment	5 Years
Commerce server	5 Years
Computer software	3 - 5 Years
Leasehold improvements	Shorter of useful life or length of the lease

Depreciation and amortization expense was $6,847 and $8,049 for the three months ended September 30, 2024 and 2023, respectively. Depreciation and amortization expense was $21,019 and $24,148 for the nine months ended September 30, 2024 and 2023, respectively.

Revenue Recognition

The Company recognizes income when the service is provided or when product is delivered. AiAdvertising presents revenue, net of customer incentives. Most of the Company’s income is generated from professional services and site development fees. The Company provides online marketing services that the Company purchases from third-parties. The gross revenue presented in the Company’s condensed consolidated statement of operations includes digital advertising revenue. AiAdvertising also offer professional services such as development services. The fees for development services with multiple deliverables constitute a separate unit of accounting in accordance with ASC 606, which are recognized as the work is performed. Upfront fees for development services or other customer services are deferred until certain implementation or contractual milestones have been achieved. If AiAdvertising performed work for our clients, but have not invoiced clients for that work, then the Company records the values of the work on the accompanying balance sheet as costs in excess of billings. The terms of service contracts generally are for periods of less than one year.

Deferred Revenue

Deferred revenue is a current liability reported on the Company’s accompanying balance sheets that reflects revenue that has not been earned and represents products or services that are owed to a customer.

Customer Deposits

Customer deposits represent funds received funds from a client before the delivery of goods or the provision of services. Such amounts are recorded as customer deposits on the accompanying balance sheets as a current liability. This liability reflects the Company’s obligation to either return the funds or fulfill the contract.

AiADVERTISING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2024

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred revenue and customer deposits as of September 30, 2024, and December 31, 2023, were $1,119,001 and $533,386, respectively. Costs in excess of billings as of September 30, 2024, and December 31, 2023, were $0 and $0, respectively.

The Company strives to satisfy our customers by providing superior quality and service. Since the Company typically invoices based on a time and materials basis, there are no returns for work delivered. When discrepancies or disagreements arise, the Company does its best to reconcile them by assessing the situation on a case-by-case basis and determining if any discounts can be given. Historically, the Company has not granted any significant discounts.

Included in revenue are costs that are reimbursed by the Company’s clients, including third-party services, such as photographers and stylists, furniture, supplies, and the largest component, digital advertising. Based on- the guidance in ASC 606-10-55-39, the Company has determined that amounts classified as reimbursable costs should be recorded as gross revenues, due to the following factors:

●	The Company is primarily in control of the inputs of the project and responsible for the completion of the client’s contract;

●	The Company has discretion in establishing price; and

●	The Company has discretion in supplier selection.

Research and Development

Research and development costs are expensed as incurred. Research and development costs includes software cost. Research and development primarily consist of software costs. Research and development expenses for the three months ended September 30, 2024 and 2023 were $29,900 and $85,700, respectively. Research and development costs for the nine months ended September 30, 2024 and 2023 were $266,700 and $ 285,900, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Advertising costs for the three months ended September 30, 2024 and 2023 were $165,153 and $124,925, respectively. Advertising costs for the nine months ended September 30, 2024 and 2023 were $373,347 and $189,316 respectively.

Fair Value of Financial Instruments

The Company’s carrying value of certain financial instruments, includes cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, are carried at cost, approximated fair value, due to the relatively short maturity of these instruments.

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

Accounting Standards Codification (“ASC”) ASC Topic 820 established a nine-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

AiADVERTISING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2024

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset would be written down to fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold, including quoted market prices, if available, or the present value of the estimated future cash flows based on reasonable and supportable assumptions, See Note 4.

Indefinite Lived Intangibles

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions AiAdvertising believes to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

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

The impairment test conducted by the Company includes a two-step approach to determine whether it is more likely than not that impairment exists. If it is determined, after step one, that it is not more likely than not, that impairment exists, then no further analysis is conducted. The steps are as follows:

1.	Based on the totality of qualitative factors, determine whether the carrying amount of the intangible asset may not be recoverable. Qualitative factors and key assumptions reviewed include the following:

●	Increases in costs, such as labor, materials or other costs that could negatively affect future cash flows. The Company assumed that costs associated with labor, materials, and other costs should be consistent with fair market levels. If the costs were materially higher than fair market levels, then such costs may adversely affect the future cash flows of the Company or reporting units.

●	Financial performance, such as negative or declining cash flows, or reductions in revenue may adversely affect recoverability of the recorded value of the intangible assets. During our analysis, the Company assumes that revenues should remain relatively consistent or show gradual growth month-to-month and quarter-to-quarter. If the Company reports revenue declines, instead of increases or flat levels, then such condition may adversely affect the future cash flows of the Company or reporting units.

●	Legal, regulatory, contractual, political, business or other factors that could affect future cash flows. During our analysis, the Company assumes that the legal, regulatory, political or business conditions should remain consistent, without placing material pressure on the Company or any of its reporting units. If such conditions were to become materially different than what has been experienced historically, then such conditions may adversely affect the future cash flows of the Company or reporting units.

●	Entity-specific events such as losses of management, key personnel, or customers, may adversely affect future cash flows. During our analysis, the Company assumes that members of management, key personnel, and customers will remain consistent period-over-period. If not effectively replaced, the loss of members of management and key employees could adversely affect operations, culture, morale and overall success of the company. In addition, if material revenue from key customers is lost and not replaced, then future cash flows will be adversely affected.

AiADVERTISING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
SEPTEMBER 30, 2024

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

●

Industry or market considerations, such as competition, changes in the market, changes in customer dependence on our service offerings, or obsolescence could adversely affect the Company or its reporting units. AiAdvertising understands that the markets the Company serves are constantly changing, requiring us to change with them. During our analysis, the Company assumes that we will address new opportunities in service offerings and industries served. If AiAdvertising does not make such changes, then AiAdvertising may experience declines in revenue and cash flow, making it difficult to re-capture market share.

●	Macroeconomic conditions such as deterioration in general economic conditions or limitations on accessing capital could adversely affect the Company. During our analysis, AiAdvertising acknowledges that macroeconomic factors, such as the economy, may affect our business plan because our customers may reduce budgets for our services. If there are material worsening in economic conditions, which lead to reductions in revenue then such conditions may adversely affect the Company.

2.	Compare the carrying amount of the intangible asset to the fair value.

3.	If the carrying amount is greater than the fair value, then the carrying amount is reduced to reflect fair value.

Segment Reporting

The Company operates as one reportable segment under Accounting Standards Codification “ASC” 280, Segment Reporting. The chief operating decision maker (“CODM”) regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performance.  The Company markets its services to companies and individuals in many industries and geographic locations.

Concentrations of Business and Credit Risk

The Company’s operations are subject to rapid technological advancement and intense competition. Accounts receivable represent financial instruments with potential credit risk. The Company typically offers its customers credit terms. The Company makes periodic evaluations of their credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral. In the event of nonpayment, the Company has the ability to terminate services, until such time, payment is received.

The Company maintains cash with a commercial bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal. As of September 30, 2024 and December 31, 2023, the Company did not have any bank account balances that exceeded federally insured limits by the FDIC. See Note 8 for concentration of the Company’s customers.

Stock-Based Compensation

The Company addressed the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The transactions are accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statements of operations during the three and nine months ended September 30, 2024 and 2023, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2024, based on the grant date fair value estimated. Stock-based compensation expense recognized in the condensed consolidated statements of operations for the nine months ended September 30, 2024, is based on awards ultimately expected. Stock-based compensation expense for options recognized in the consolidated statements expense during the three months ended September 30, 2024 and 2023 was $304,440 and $417,382, respectively. Stock-based compensation expense for options recognized in the consolidated statements of operations during the nine months ended September 30, 2024 and 2023, was $1,381,422 and $1,253,643, respectively.

AiADVERTISING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2024

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) per Share Calculations

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Shares for stock options and warrants and were used in the calculation of the income per share.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share attributable to common shareholders of the Company because their effect would be anti-dilutive for the periods presented:

	Three and Nine Months September 30, 2024		Three and Nine Months September 30, 2023
	Number of Preferred Shares	Common Stock Equivalents	Number of Preferred Shares	Common Stock Equivalents
Stock options	-	921,555,912	-	605,566,666
Warrants	-	162,703,869	-	162,703,869
Series B Preferred Stock	18,025	450,625,000	18,025	450,625,000
Series C Preferred Stock	14,425	144,250,000	14,425	144,250,000
Series D Preferred Stock	86,021	215,052,500	86,021	215,052,500
Series E Preferred Stock	10,000	20,000,000	10,000	20,000,000
Series G Preferred Stock	2,597	136,684,211	2,597	136,684,211
Series I Preferred Stock	2,272,727	909,090,800	2,272,727	909,090,800
Series I Preferred Stock (A)	892,857	357,142,800	-	-
Total		3,317,105,092		2,643,973,046

(A)	These shares have not been authorized as of September 30, 2024, See Note 10.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, the Company does not expect realize. As of September 30, 2024 and September 30, 2023, the Company recorded a full tax valuation allowance.

Recent Accounting Guidance

In June 2016, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update “ASU” ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments included in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Although the new standard, known as the current expected credit loss (“CECL”) model, has a greater impact on financial institutions, most other organizations with financial instruments or other assets (trade receivables, contract assets, lease receivables, financial guarantees, loans and loan commitments, and held-to-maturity (HTM) debt securities) are subject to the CECL model and will need to use forward-looking information to better evaluate their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available- for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was originally effective for public companies for fiscal years beginning after December 15, 2019. In November of 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. The Company adopted ASU 2016-13 on January 1, 2023, which did not have a material impact on the Company’s financial position, results of operations and liquidity.

AiADVERTISING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2024

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued “ASU” 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its Consolidated Financial Statements and accompanying notes.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the impact that this guidance will have on the presentation of its Consolidated Financial Statements and accompanying notes.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which aims to improve the disclosures about a public business entity’s expense by requiring more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and early adoption is permitted. The Company is currently evaluating the impact from the adoption of this ASU on the Company’s Consolidated Financial Statements.

NOTE 3. REVENUE RECOGNITION

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The core principles of revenue recognition under ASC 606 includes the following five criteria:

1.	Identify the contract with the customer

Contract with our customers may be oral, written, or implied. A written and signed contract stating the terms and conditions is the preferred method and is consistent with most customers. The terms of a written contract may be contained within the body of an email, during which proposals are made, and campaign plans are outlined, or it may be a stand-alone document signed by both parties. Contracts that are oral in nature are consummated in status and pitch meetings and may be later followed up with an email detailing the terms of the arrangement, along with a proposal document. No work is commenced without an understanding between the Company and our customers, that a valid contract exists.

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

SEPTEMBER 30, 2024

NOTE 3. REVENUE RECOGNITION (continued)

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

5.	Recognize revenue when (or as) the Company satisfies a performance obligation

The Company uses several means to satisfy the performance obligations:

a.	Billable Hours – The Company employs a time tracking system where employees record their time by project. This method of satisfaction is used for time and material projects, change orders, website edits, revisions to designs, and any other project that is hours-based. The hours satisfy the performance obligation as the hours are incurred.

b.	Ad Spend – To satisfy ad spend, the Company generates analytical reports monthly or as required to show how the ad dollars were spent and how the targeting resulted in click-throughs. The ad spend satisfies the performance obligation, regardless of the outcome or effectiveness of the campaign. In addition, the Company utilizes third party invoices after the ad dollars are spent, in order to satisfy the obligation.

c.	Milestones – If the contract requires milestones to be hit, then the Company satisfies the performance obligation when that milestone is completed and presented to the customer for review. As each phase of a project is complete, the Company considers it as a performance obligation being satisfied and transferred to the customer. At this point, the customer is invoiced the amount due based on the transaction pricing for that specific phase and/or the Company applies the customer deposit to recognize revenue.

d.	Monthly Retainer – If the contract is a retainer for work performed, then the customer is paying the Company for its expertise and accessibility, not for a pre-defined amount of output. In this case, the obligation is satisfied at the end of the period, regardless of the amount of work effort required.

Historically, the Company generates income from four main revenue streams: Platform, creative design, web development, and digital marketing. Each revenue stream is unique, and includes the following features:

Platform

AiAdvertising provides a subscription-based, end-to-end Ad Management Campaign Performance Platform. AiAdvertising believes in harnessing the power of artificial intelligence (AI) and machine learning (ML) to eliminate waste and maximize return on digital ad spend. The platform empowers brands and agencies to easily target, predict, create, scale, and measure hyper-personalized campaigns. AiAdvertising approves what works and what doesn’t, enabling our clients to make informed and strategic decisions impacting their bottom lines positively. The Company classifies revenue as a percentage of the ad spend budget or as a monthly fixed fee for the platform license subscription. Contracts are generated to assure both the Company, and the client are committed to partnership, agree to the defined terms and conditions, and are typically for one year. The transaction price is usually a percentage of the media budget, which is subject to change on a case-by-case basis. The Company evaluates the fair value of the platform license obligation by using the expected cost-plus margin approach to determine the reasonableness of the transaction price. The Company recognizes revenue when performance obligations are met, such as the ad spend has run for percentage-based contracts. If the platform license fee is fixed, then the obligation is earned at the end of the period, regardless of how much media spend is performed.

AiADVERTISING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2024

NOTE 3. REVENUE RECOGNITION (continued)

Creative Design

The Company provides branding and creative design services, which the Company believes, set apart our clients from their competitors and establish them in their specific markets. The Company believes in showcasing our clients’ brands uniquely and creatively to infuse the public with curiosity to learn more. The Company classifies revenue as creative design that includes branding, photography, copyrighting, printing, signs and interior design. Contracts are generated to assure both the Company, and the client are committed to partnership and other agree to the defined terms and conditions and are typically less than one year. The Company recognizes revenue when performance obligations are met, usually when creative design services obligations are complete, when the hours are recorded, designs are presented, website themes are complete, or any other criteria as mutually agreed.

Web Development

The Company develops websites that attract high levels of traffic for our clients. The Company offers our clients the expertise to manage and protect their website, and the agility to adjust their online marketing strategy as their business expands. The Company classifies revenue as web development that includes website coding, website patch installs, ongoing development support and fixing inoperable sites. Contracts are generated to assure both the Company, and the client are committed to the partnership and both agree to the defined terms and conditions. Although most projects are long-term (6-8 months) in scope, the Company welcomes short-term projects which are invoiced as the work is completed at a specified hourly rate. The Company records web development revenue as earned, when the developer hours are recorded (if time and materials arrangements) or when the milestones are achieved (if a milestone arrangement).

Digital Marketing

The Company’s reputations for providing digital marketing services that get results. AiAdvertising classifies revenue as digital marketing, including ad spend and digital ad support. Billable hours and advertising spending are estimated based on client-specific needs and subject to change with client concurrence. Revenue is recognized when ads are run on one of the third-party platforms or when the hours are recorded by the digital marketing specialist if the obligation relates to support or services.

Included in creative design and digital marketing revenues are costs that are reimbursed by our clients, including third-party services, such as photographers and stylists, supplies, and the largest component, digital advertising. The Company has determined, based on our review, that the amounts classified as reimbursable costs should be recorded as gross (principal), due to the following factors:

-	The Company is the primary obligor in the arrangement;

-	The Company has the latitude in establishing price;

-	The Company has discretion in supplier selection; and

AiADVERTISING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2024

NOTE 3. REVENUE RECOGNITION (continued)

For the three and nine months ended September 30, 2024, and 2023 (unaudited), revenue was disaggregated into the four categories as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Creative design	$438,874	508,930	$1,315,929	$1,059,863
Development	-	-	-	28,000
Digital marketing	1,589,521	1,462,298	4,617,168	4,384,918
Platform license fees	208,504	180,308	630,853	385,548
Total	$2,236,899	$2,089,536	$6,563,951	$5,858,329

NOTE 4. INTANGIBLE ASSETS

Domain Name

In June 2015, the Company purchased the rights to the domain “CLOUDCOMMERCE.COM”, for $20,202. The Company used the domain as the main landing page for the Company.

During the nine months ended September 30, 2024, the Company did not renew its rights to the domain name and recorded an impairment loss for its intangible asset for $20,202. This was the only impairment loss for the periods presented.

The Company’s intangible asset consists of the following:

		September 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	-	-	-	$20,202	$-	$20,202
Total	$-	$-	$-	$20,202	$-	$20,202

NOTE 5. CAPITAL STOCK

As of September 30, 2024 and December 31, 2023, the Company’s authorized stock consists of 10,000,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value of $0.001 per share. The rights, preferences, and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to the issuance of such shares. The conversion of certain outstanding preferred stock could have a significant impact on the Company’s common stockholders. As of the date of this report, the Board has designated Series A, Series B, Series C, Series D, Series E, Series F, Series G, Series H, Series I, Series J, and Series K Preferred Stock.

Series A Preferred

The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends, payable quarterly, out of any assets of the Company legally available therefore, at the rate of $8 per share annually, payable in preference and priority to any payment of any dividend on the common stock. As of September 30, 2024 and December 31, 2023, the Company had zero shares of Series A Preferred Stock outstanding. As of September 30, 2024 and December 31, 2023, the balance owed on the Series A Preferred stock dividend was zero.

AiADVERTISING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2024

NOTE 5. CAPITAL STOCK (continued)

Series B Preferred

The Company has designated 25,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock has a stated value of $100. The Series B Preferred Stock is convertible into shares of the Company’s common stock in amount determined by dividing the stated value by a conversion price of $0.004 per share. The Series B Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series B Preferred Stock. As of September 30, 2024 and December 31, 2023, the Company has 18,025 shares of Series B Preferred Stock outstanding.

Series C Preferred

The Company has designated 25,000 shares of its preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $100. The Series C Preferred Stock is convertible into shares of the Company’s common stock in the amount determined by dividing the stated value by a conversion price of $0.01 per share. The Series C Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series C Preferred Stock. As of September 30, 2024 and December 31, 2023, the Company has 14,425 shares of Series C Preferred Stock outstanding.

Series D Preferred

The Company has designated 90,000 shares of its preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock has a stated value of $100. The Series D Preferred Stock is convertible into common stock at a ratio of 2,500 shares of common stock per share of preferred stock, and pays a quarterly dividend, calculated as (1/90,000) x (5% of the Adjusted Gross Revenue) of the Company’s subsidiary Parscale Digital. Adjusted Gross Revenue means the top line gross revenue of Parscale Digital, as calculated under GAAP (generally accepted accounting principles) less any reselling revenue attributed to third party advertising products or service, such as, but not limited to, search engine keyword campaign fees, social media campaign fees, radio or television advertising fees, and the like. The Series D Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series D Preferred Stock. As of September 30, 2024 and December 31, 2023, the Company had 86,021 shares of Series D Preferred Stock outstanding. During the three months and nine months ended September 30, 2024 and 2023, the Company did not pay any dividends to the holders of Series D Preferred stock. As of September 30, 2024 and December 31, 2023, the balance owed on the Series D Preferred stock dividend was zero.

Series E Preferred

The Company has designated 10,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock has a stated value of $100. The Series E Preferred Stock is convertible into shares of the Company’s common stock in an amount determined by dividing the stated value by a conversion price of $0.05 per share. The Series E Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series E Preferred Stock. As of September 30, 2024 and December 31, 2023, the Company had 10,000 shares of Series E Preferred Stock outstanding.

Series F Preferred

The Company has designated 800,000 shares of its preferred stock as Series F Preferred Stock. Each share of Series F Preferred Stock has a stated value of $25. The Series F Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series F Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the Company’s common stock. The Series F Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation. To the extent it may lawfully do so, the Company may, in its sole discretion, after the first anniversary of the original issuance date of the Series F Preferred Stock, redeem any or all of the then outstanding shares of Series F Preferred Stock at a redemption price of $25 per share plus any accrued but unpaid dividends. The Series F Preferred Stock was offered in connection with the Company’s offering under Regulation A under the Securities Act of 1933, as amended. As of September 30, 2024 and December 31, 2023, the Company had zero shares of Series F Preferred Stock outstanding, and the balance on stock dividend was zero.

AiADVERTISING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2024

NOTE 5. CAPITAL STOCK (continued)

Series G Preferred

On February 6, 2020, the Company designated 2,600 shares of its preferred stock as Series G Preferred Stock. Each share of Series G Preferred Stock has a stated value of $100. The Series G Preferred Stock is convertible into shares of the Company’s common stock in an amount determined by dividing the stated value by a conversion price of $0.0019 per share. The Series G Preferred Stock does not have voting rights except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series G Preferred Stock. As of September 30, 2024 and December 31, 2023, the Company had 2,597 shares of Series G Preferred Stock outstanding.

Series H Preferred

On March 18, 2021, the Company issued 1,000 shares of its Series H Preferred Stock to the former Chief Executive Officer of the Company, Andrew Van Noy. The Series H Preferred Stock is not convertible into shares of the Company’s common stock and entitles the holder to 51% of the voting power of the Company’s shareholders, as set forth in the Certificate of Designation. The 1,000 shares of Series H Preferred stock provided for automatic redemption by the Company at the par value of $0.001 per share on the sooner of: 1) sixty days (60) from the effective date of the Certificate of Designation, 2) on the date Andrew Van Noy ceases to serve as an officer, director or consultant of the Company, or 3) on the date that the Company’s shares of common stock first trade on any national securities exchange. On May 18, 2021, the Company redeemed all shares of Series H Preferred stock.

On September 29, 2021, the Company filed a certificate of withdrawal with the Secretary of State of Nevada, to withdraw the Company’s existing certificate of designation of Series H Preferred Stock, filed a certificate of designation for a new series of Series H Preferred Stock with the Secretary of State of Nevada, and issued 1,000 shares of Series H Preferred Stock to Andrew Van Noy, the Company’s chief executive officer, for services rendered. As of September 30, 2024 and December 31, 2023, the Company had zero shares of Series H Preferred stock outstanding.

Series I Preferred

On April 10, 2023, the Company designated 3,000,000 shares of its preferred stock as Series I Preferred Stock. Each share of Series I Preferred Stock has a stated value of $0.001. The Series I Preferred Stock is convertible into shares of the Company’s common stock at the option of the shareholder, at any time and from time to time, into four hundred (400) fully paid and non-assessable shares of Common stock. The Series I Preferred Stock has voting rights equal to 400 common votes per Series I share on all matters upon which the holders of Common stock of the Company are entitled to vote, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series I Preferred Stock.

On April 11, 2023, Hexagon Partners, Ltd. “Hexagon” purchased 2,272,727 shares of Series I Preferred Stock at of $2.20 at per share. The Company also granted Hexagon, a six month option (the “Hexagon Purchase Agreement”) from the date of the initial closing to purchase (i) up to 333,333 additional shares of Series I Preferred Stock for a purchase price of $6.00 per share, and (ii) up to 312,500 shares of Series I Preferred Stock for a purchase price of $7.20 per share. For so long as at least 50% of the Series I Preferred Stock purchased has not been redeemed by the Company or converted into common stock of the Company, Hexagon will have the right to designate two directors to the Company’s Board of Directors (the “Board”), and the Company may not increase the size of the Board above six directors without Hexagon’s prior written consent.

On January 29, 2024, the Company and Hexagon Partners amended the terms of the Hexagon Purchase Agreement (the “Amendment”). The Amendment provides for a ten-month option from the initial closing of the Purchase Agreement, to purchase (i) a second tranche consisting of up to 892,857 additional shares of Preferred Stock, at 2.80 per share (the “Tranche B Option”), and (ii) a third tranche consisting of up to 168,269 additional shares of Preferred Stock, at $10.40 per share. On January 30, 2024, the Purchaser exercised the Tranche B Option, and the Company sold to the Purchaser 892,857 shares of Series I Preferred Stock at $2.80 per share for gross proceeds of $2,500,000. The Company did not have a sufficient number of shares of Series I Preferred Stock authorized at the time the 892,857 shares were sold, and the amount of $2,500,000 has been recorded as Preferred Stock Payable on the Company’s accompanying condensed balance sheet as of September 30, 2024, See Note 10.

As of September 30, 2024 and December 31, 2023, the Company had 2,272,727 shares of Series I Preferred Stock outstanding.

AiADVERTISING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2024

NOTE 5. CAPITAL STOCK (continued)

Series J Junior Participating Preferred

On June 7, 2023, the Company designated 700,000 shares of its preferred stock as Series J Junior Participating Preferred Stock. Each share of Series J Preferred Stock has a stated value of $0.001. Pursuant to the Rights Agreement, the Board declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, held by the shareholders of the Company at the close of business on June 7, 2023 (the “Record Date”). Holders of the Company’s warrants and certain of its existing preferred stock (including the Series I Preferred stock issued pursuant to the Purchase Agreement) as of the Record Date were also issued one Right for each share of common stock that such holders would be entitled to receive upon full exercise or conversion of their warrants or existing preferred stock, as applicable. Each Right will entitle the holder to purchase one ten-thousandth of a share of Series J Junior Participating Preferred Stock, of the Company (the “Series J Preferred Shares”) at the purchase price set forth in the Rights Agreement. If issued, holders of the Series J Preferred Stock shall be entitled to receive 10,000 times the value of all declared cash and non-cash dividends paid to any and all junior classes of capital stock. The Series J Preferred Stock has voting rights equal to 10,000 votes on all matters upon which the holders of Common stock of the Company is entitled to vote, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series J Preferred Stock. As of September 30, 2024 and December 31, 2023, the Company had zero shares of Series J Preferred Stock outstanding.

Series K Preferred

On March 21, 2024, the Company designated 1,000 shares of its preferred stock as Series K Preferred Stock.  The Series K Preferred Stock is not convertible into shares of the Company’s common stock and entitles the holder to 51% of the voting power of the Company’s shareholders, as set forth in the Certificate of Designation. As of September 30, 2024, the Company had 1,000 shares of Series K Preferred Stock outstanding and held by Gerard Hug, the Chief Executive Officer of the Company. The 1,000 shares of Series K Preferred stock provided for automatic redemption by the Company at the par value of $0.001 per share on the sooner of: 1) sixty days (60) from the effective date of the Certificate of Designation, 2) on the date Gerard Hug ceases to serve as an officer, director or consultant of the Company, or 3) on the date that the Company’s shares of common stock first trade on any national securities exchange.  For the quarter ended March 31, 2024, the Company used a third party valuation firm to compute estimated the fair value of the Series K Preferred share to be $477,000 or $0.0059 per share, which was included selling, general, and administrative expenses on the statements of operations and in cash flows from operating activities on the statements in of cash flows.

On May 20, 2024, the Company redeemed 1,000 shares of its Series K Preferred stock at its par value of $0.001 per share. As of September 30, 2024, there were 0 shares of Series K Preferred Stock outstanding.

Common Stock

Activity during the nine months ended September 30, 2024

On April 8, 2024, the Company’s former Chief Executive Officer exercised 13,344,088 vested options. The exercise was completed on a cashless basis for 9,822,731 shares of common stock.

Activity during the nine months ended September 30, 2023

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

AiADVERTISING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2024

NOTE 5. CAPITAL STOCK (continued)

On February 8, 2023, pursuant to Section 2 of the purchase agreement, dated March 28, 2022, and amended on July 28, 2022, between the Company and an accredited investor, the Company issued 58,000,000 shares of common stock for gross proceeds of $231,000, or $.0039 per share.

On February 16, 2023, pursuant to Section 2 of the purchase agreement, dated March 28, 2022, and amended on July 28, 2022, between the Company and an accredited investor, the Company issued 21,649,574 shares of common stock for gross proceeds of $110,700, or $0.0051 per share.

On February 28, 2023, pursuant to 2 of the purchase agreement, dated March 28, 2022, and amended on July 28, 2022, between the Company and an accredited investor, the Company issued 21,649,574 shares of common stock for gross proceeds of $102,100, or $0.0036 per share.

On March 13, 2023, pursuant to Section 2 of the purchase agreement, dated March 28, 2022, and amended on July 28, 2022, between the Company and an accredited investor, the Company issued 16,954,805 shares of common stock for gross proceeds of $61,400 or $0.0036 per share.

On March 23, 2023, pursuant to Section 2 of the purchase agreement, dated March 28, 2022, and amended on July 28, 2022, between the Company and an accredited investor, the Company issued 17,069,958 shares of common stock for gross proceeds of $50,900 or $0.0030 per share.

On April 4, 2023, pursuant to Section 2 of the purchase agreement, dated March 28, 2022, and amended on July 28, 2022, between the Company and an accredited investor (see Note 6) the Company issued 14,620,464 shares of common stock for gross proceeds of $43,400 or $0.0030 per share.

On June 28, 2023, the Company’s former Chief Financial Officer exercised 9,222,228 vested options. The exercise was completed with a cashless basis for the issuance of 3,931,113 common shares of common stock.

NOTE 6. STOCK OPTIONS AND WARRANTS

Stock Options

The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected term. The expected volatility is based on the historical industry index volatility. The Company’s stock history did not represent the expected future volatility of the Company’s common stock. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

AiADVERTISING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2024

NOTE 6. STOCK OPTIONS ANDE WARRANTS (continued)

The fair value of options granted during the nine months ending September 30, 2024 and 2023, were determined using the Black Scholes option method with the following assumptions:

	Three and Nine Months Ended
	September 30, 2024	September 30, 2023
Risk-free rate	3.97%	4.59%
Volatility	132.75%	206%
Weighted average expected option life	3.5 years	3.5 years
Dividend yield	-%	-%

A summary of the Company’s stock option activity and related information follows:

	Options	Weighted average exercise price
Outstanding, December 31, 2023	875,566,666	$0.0086
Granted	60,000,000	0.0070
Exercised	(13,344,088)	0.0019
Forfeited	(666,666)	0.0019
Outstanding -September 30, 2024	921,555,912	$0.0086
Exercisable as of September 30, 2024	811,416,186	$0.0084
Weighted average fair value of options granted during the period		$411,800

As of September 30, 2024 and December 31, 2023, the intrinsic value of the stock options was $0 and $643,860, respectively. Stock-compensation expense related to stock options for the three months ended September 30, 2024 and 2023 was y $304,440 and $417,382, respectively. Stock-based compensation expense for the nine months ended  September 30,2024 and 2023 was $1,381,422 and $1,253,643, respectively. As of September 30, 2024, unrecognized stock-based compensation of $1,109,489 is expected to be recognized over the remaining weighted average vesting periods of 1.5 years for outstanding grants.

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

The table below summarizes the issued and outstanding options as of September 30, 2024:

Exercise prices	Number of options outstanding	Weighted average remaining contractual life (years)

$0.0018	17,000,000	0.067
$0.0019	236,555,912	1.83
$0.0053	10,000,000	5.03
$0.0068	307,000,000	1.27
$0.0100	100,000,000	3.67
$0.0130	15,000,000	5.09
$0.0131	60,000,000	4.87
$0.0150	35,000,000	4.90
$0.0295	81,000,000	0.34
$0.0070	60,000,000	4.27
	921,555,912

AiADVERTISING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2024

NOTE 6. STOCK OPTIONS ANDE WARRANTS (continued)

Warrants

As of September 30, 2024 and December 31, 2023, there were 162,703,869 warrants outstanding. There were no warrants issued during the three and nine months ended September 30, 2024 and 2023.

A summary of the Company’s warrant activity and related information is follows:

	Warrants	Weighted average exercise price
Outstanding as of December 31, 2023	162,703,869	$0.048
Issued	-	-
Exercised	-	-
Forfeited	-	-
Outstand as of, September 30, 2024	162,703,869	$0.048
Exercisable as of September 30, 2024	162,703,869	$0.048
Weighted average fair value of warrants granted during the period		$-

The Company did not incur any warrant expense for any periods presented.

The table below summarizes the issued and outstanding warrants as of September 30, 2024:

Exercise prices	Warrants outstanding	Date of expiration

$0.00875	10,714,286	February 14, 2026
$0.0454	151,000,000	February 14, 2026
$0.0072	989,583	December 15, 2025
	162,703,869

NOTE 7. RELATED PARTIES

In March 2023, AiAdvertising contracted with Parscale Strategy to bolster sales efforts to bring in new clients. Parscale Strategy is wholly owned by Brad Parscale. Post Hexagon Partners purchasing 49% of the outstanding capital stock of AiAdvertising in April 2023, Brad Parscale is no longer a related party, and the contract is still in effect as of September 30, 2024.

In February 2023, The Design Annex contracted with AiAdvertising to outsource certain creative design and social media marketing activities and AiAdvertising contracted with The Design Annex to perform certain creative design activities. The Design Annex is wholly owned by Jill Giles. Post Hexagon Partners purchasing 49% of the outstanding capital stock of AiAdvertising in April 2023, Jill Giles is no longer a related party, and the contracts are still in effect as of September 30, 2024.

AiADVERTISING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2024

NOTE 8. CONCENTRATIONS

The following represents clients who have ten percent of total accounts receivable as of September 30, 2024, and December 31, 2023.

	As of (12 31 2023 open)
	September 30, 2024	December 31, 2023
Client 1	20.0%	13.9%
Client 2	19.4%	1.2%
Client 3	12.5%	1.8%
Client 4	-%	24.9%
Client 5	-%	14.2%

The following represents clients who have ten percent of gross revenues for the three months ended September 30, 2024 and 2023:

	As of
	September 30, 2024	September 30, 2023
Client 1	25.6%	19.4%
Client 2	11.7%	11.5%
Client 3	11.6%	10.4%
Client 4	10.4%	11.0%

The following represents clients who have ten percent of gross revenues for the nine months ended September 30, 2024, and 2023:

	As of
	Nine Months Ended
	September 30, 2024	September 30, 2023
Client 1	19.4%	11.4%
Client 2	11.5%	9.0%
Client 3	10.4%	9.8%
Client 4	11.0%	17.6%

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases

Operating lease

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the accompanying balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations, over the expected term on a straight-line basis. Operating leases are recognized on the accompanying consolidated balance sheets as right-of-use asset, current operating lease liabilities and non-current operating lease liabilities. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the accompanying Company’s consolidated balance sheets. Finance leases are included in property and equipment, current liabilities, and long-term liabilities on the accompanying Company’s consolidated balance sheets.

On August 1, 2022, the Company entered into a five year lease for approximately 2,000 square feet, located in San Antonio, TX for its creative office. The average monthly payment over the lease term is $4,000 and is subject to its pro rata share of the common building expenses. This lease does not include a residual value guarantee, nor does the Company expect any material exit costs. The Company has determined that this lease meets the criterion to be classified as a right-of use asset and is included on the accompanying condensed balance sheets. As of September 30, 2024, the right-of-use asset and operating lease liability balance on the accompanying condensed balance sheets for this lease were $116,910 and $122,910, respectively. As of December 31, 2023, the right-of-use asset and operating lease liability on the accompanying condensed balance sheets lease were $147,480 and $147,479, respectively.

AiADVERTISING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2024

NOTE 9. COMMITMENTS AND CONTINGENCIES (continued)

The following schedule of the Company’s future minimum operating lease payments are as follows:

Year ending December 31,	Minimum lease commitment
Remainder of 2024	$12,000
2025	48,833
2026	50,833
2027	30,334
Total	142,000
Less imputed interest	(19,090)
Total liability	$122,910

Other information related to the lease is as follows:

Lease type	Weighted average remaining term	Weighted average discount rate
Operating lease	34 months	10%

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time the Company considers to be material to the Company’s business or financial condition.

NOTE 10. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to ASC TOPIC 855 as the date of the Consolidated Financial Statements and has determined the following reportable events:

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

On October 11, 2024, the Company issued 892,857 shares of Series I Preferred Stock which had previously been subscribed at $2.80 per share.

On November 8, 2024, Kevin Myers was terminated as Chief Marketing Officer of the Company. Pursuant to the terms of Mr. Myers’ employment agreement, upon termination, Mr. Myers is deemed to have resigned as a member of the Board of Directors of the Company.

On November 20, 2024, John Small provided notice of his decision to resign as Chief Financial Officer of the Company effective November 22, 2024. On November 15, 2024, Douglas Beck, CPA was appointed Chief Financial Officer of the Company, effective November 22, 2024.

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

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should read this Form 10-Q and the documents that we reference in this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

AiAdvertising, Inc. and AiAdvertising logo and other trademarks or service marks of AiAdvertising, Inc. appearing in this Form 10-Q are the property of AiAdvertising, Inc. This Form 10-Q also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Overview-

AiAdvertising’s primary focus is to disrupt the digital advertising world by offering a solution that harnesses the power of artificial intelligence (AI) to enable marketers to increase productivity, efficiency, and performance.

Critical Accounting Policies

There have been no material changes in our Critical Accounting Estimates from the information provided in the “Critical Accounting Policies” section of “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K.

Off-Balance Sheet Arrangements

None

Recent Developments

Certificate of Amendment to Certificate of Designation of Series I Preferred Stock

On October 9, 2024, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada (the “Certificate of Amendment”), thereby amending the Certificate of Designation of Preferences, Rights and Limitations of Series I Preferred Stock, as previously filed with the Secretary of State of the State of Nevada on April 10, 2023 (the “Certificate of Designation”). The Certificate of Amendment amended the Certificate of Designation to increase the authorized number of shares of Series I Preferred Stock from 3,000,000 to 3,400,000. The Certificate of Amendment became effective with the Secretary of State of the State of Nevada upon filing. As of October 11,2024 the Company issued and sold an aggregate of 3,165,584 shares of Series I Preferred Stock pursuant to the that certain Securities Purchase Agreement dated as of April 10, 2023, as subsequently amended.

Results of Operations for the Three Months Ended September 30, 2024 as Compared to the Three Months September Ended 2023

REVENUES

Revenues for the three months ended, September 30, 2024, increased by $147,373 to $2,236,899, compared to $2,089,526 for the three months ended September 30, 2023. The increase was primarily from digital marketing.

COST OF REVENUES

Cost of revenues for the three months ended September 30, 2024, decreased by $141,554 to $1,857,465 compared to $1,999,019 for the three months ended September 30, 2023. The decrease was due to an increase in the use of Company’s platform by its customers for certain revenues that had an associated fixed costs to them, and there was a reduction in head count.

GROSS PROFIT

Gross profit for the three months ended September 30, 2024, increased by $288,927 to $379,434 compared to $90,507 for the three months ended September 30, 2023. Gross profit margin for the three months ended September 30, 2024, increased by 14% to 17% compared to 3% for the three months ended September 30, 2023. The increase was due new customer contracts that had on boarding fees, the increase of use of the Company’s platform by its customers of certain revenues that had fixed costs associated to them and a reduction in head count.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 2024, decreased by a $257,832 to $1,366,830 compared to $1,624,662 for the three months ended September 30, 2023. The decrease was primarily due a decrease in non-cash stock-based compensation expense of $112,940, salaries and benefits of $99,792 and cloud-based tools of a $53,447.

NET LOSS

Net loss for the three months ended September 30, 2024, was $986,977, a decrease of $547,178 compared to the net loss of $1,534,155 for the three months ended September 30, 2023. The decrease in net loss for the period was based primarily as described above.

Results of Operations for the Nine Months Ended September 30, 2024 as compared to the Nine Months Ended September 30, 2023

REVENUES

Revenues for the nine months ended September 30, 2024, increased by $705,622 to $6,563,951 compared to $5,858,329. This increase was primarily due to digital marketing, creative design and platform license fees.

COST OF REVENUES

Cost of revenues for the nine months ended September 30, 2024, increase by $504,200 to 6,112,604 compared to a $5,608,404. This was a result of increased revenues; however, the Company experienced efficiencies with the costs of revenues. There was an increase in the use by the Company’s customers of its platform of certain revenues, that had associated fixed costs. In addition, there was a reduction head count.

GROSS PROFIT

Gross profit for the nine months ended September 30, 2024, increased by $201,422 to $451,347 compared to $249,925 for the nine months ended September 30, 2023. Gross profit margin for the nine months ended September 30, 2024, increased by 3% to 7% compared to 4% for the nine months ended September 30, 2023. The increase was due new customer contracts that had on boarding fees, the increase of use of the Company’s platform by customers for certain revenues, that fixed costs associated to them and a reduction in head count.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended September 30, 2024 decrease by $254,132 to $4,738,477 compared to $4,992,607 for the nine months ended September 30, 2023. The decrease was primarily due to salaries of benefits of $499,081, professional fees of $139,372, cloud-based tools of $84,644, bad debt recovery of $80,648, offset by an increase in advertising of $ 184032, outside services of $54,273, non-cash stock-based compensation expense of $127,781 and board fees of $85,500.

IMPAIRMENT OF INTANGIBLE ASSETS

During the nine months ended September 30, 2024, the Company recorded an impairment in certain intangible assets consisting of domain names in the amount $20,202. This was due to the Company not renewing its rights to the domain name. There was no comparable transaction in the prior period.

OTHER INCOME (EXPENSE)

Other income (expense) for the nine months ended September 30, 2024, was income of $419 as compared to income of $435,026. The income from the nine months ended September 30, 2023 was from a non-recurring transaction related to the employee retention credit that the federal government provided assistance to companies that operated during COVID-19 for eligible employees.

NET LOSS

The net loss for the nine months ended September 30, 2024 and 2023 was $4,310,811 and $4,307,656, respectively. The net loss for both periods were based upon the factors as described above.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Cash Flows

Below is a summary of the Company cash flows activities for the nine months ended September 30, 2024 and September 30, 2023:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used) in:
Net cash used in operating activities	$(2,609,405)	$(4,943,454)
Net cash used in investing activities	(863)	-
Net cash provided by financing activities	2,499,999	5,599,427
Net (decrease) increase in cash and cash equivalents	$(110,270)	$655,973

Operating Activities

Cash flow used in operating activities for the nine months ended September 30, 2024 was $2,609,405 was primarily due to the net loss of $4,310,811, offset by changes in operating activities primarily from accounts receivable, accrued expenses, deferred revenue and customer deposits of $278,7633 and non-cash expenses of $1,422,643 Cash flow used in operating activities was $4,943,454 for nine months ended September 30, 2023 was primarily due to the net loss of $4,307,656 and, offset by changes in operating actives primarily from accounts receivable, accrued expenses, deferred revenue and customer deposits of $(1,913,589) and non-cash expenses of $1,277,791.

Investing Activities

Cash flow used in investing activities for the nine months ended September 30, 2024 was y $863 which was for the purchase of fixed assets. There was no investing activities for the nine months ended September 30, 2023.

Financing Activities

Cash flow provided by financing activities for the nine months ended September 30, 2024 was $2,499,999 which was from the proceeds of $2,500,000 from the sale of preferred stock. Cash flow provided by financing activities for the nine months ended September 30, 2023 as $5,599,400. This was from the proceeds from the issuance of preferred stock of $5,000,000 and proceeds from the issuance of common stock of $599,427.

As of September 30, 2024, the Company had cash of $630 and a working capital deficit of $1,882,197. During the nine months ended September 30, 2024, the Company used $2,609,405 of cash in operations and incurred a net loss of $4,310,811, resulting in an accumulated deficit of ay $64,435,843.

Any additional capital that the Company may raise through the sale of equity or equity-backed securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the fair market value of AiAdvertising equity securities. The terms of the securities issued by the Company in future capital transactions may be more favorable to new investors and may include preferences, superior voting rights and the issuance of warrants or other derivative securities which may have a further dilutive effect. Furthermore, any additional debt or equity or other financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain additional capital, we may have to curtail our growth plans or cut back on existing business. Further, we may not be able to continue operations if AiAdvertising does not generate sufficient revenues from operations. The Company may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. The Company may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our reported financial results.

The accompanying Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying Consolidated Financial Statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company historically does not generate significant revenues, and has negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital. There is no assurance that the Company can obtain capital on terms that are acceptable, or at all, to the Company.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to material weaknesses.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

(a)	Exhibits

EXHIBIT NO.	DESCRIPTION
31.1 *	Section 302 Certification*
31.2 *	Section 302 Certification**
32.1 **	Section 906 Certification**
32.2 **	Section 906 Certification **
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIADVERTISING, INC.
(Registrant)

Dated: December 12, 2024	By:	/s/ Gerard Hug
Gerard Hug Chief Executive Officer (Principal Executive Officer)

/s/ Douglas Beck, CPA
Douglas Beck, CPA Chief Financial Officer (Principal Financial and Accounting Officer)